Form 10-Q
period 1997-12-31
TIER TECHNOLOGIES INC
filed 1998-02-13
CIK 1045150

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------
                                   FORM 10-Q
                                  (MARK ONE)

                            ----------------------
          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            ----------------------
                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.

              (Exact name of Registrant as specified in Charter)

                            ----------------------
   CALIFORNIA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
       94-3145844 (INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NO.)

                        1350 TREAT BOULEVARD, SUITE 250
                        WALNUT CREEK, CALIFORNIA  94596
                                (510) 937-3950
                            ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_] (2) Yes [_] No [X]

As of January 21, 1998, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 7,680,888.

This report contains a total of 18 pages of which this page is number 1.
================================================================================

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                   PAGE
                        PART I -- FINANCIAL INFORMATION            ----
Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets
        as of December 31, 1997 and September 30, 1997.............  3

        Condensed Consolidated Statements of Income
        for the three months ended December 31, 1997 and 1996......  4

        Condensed Consolidated Statements of Cash Flows
        for the three months ended December 31, 1997 and 1996......  5

        Notes to Condensed Consolidated Financial Statements.......  6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  8

                         PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.................. 16

Item 4. Submission of Matters to a Vote of Security Holders........ 17

Item 6. Exhibits and Reports on Form 8-K........................... 17

Signatures......................................................... 18

SAFE HARBOR PROVISION

    Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" beginning on page 11 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                        Part I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                              DECEMBER    SEPTEMBER 30,
                                                              31, 1997        1997
                                                              --------    -------------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $17,998     $  106
  Accounts receivables, net..................................    6,496      5,906
  Income taxes receivable....................................      117        693
  Prepaid expenses and other current assets..................      252        286
                                                               -------     ------
    Total current assets.....................................   24,863      6,991
  Equipment and improvements, net............................      973        774
  Notes receivable from shareholders.........................    1,005        942
  Deferred financing costs...................................       -         224
  Other assets...............................................    2,182      1,892
                                                               -------     ------
    Total assets.............................................  $29,023    $10,823
                                                               =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Borrowings under bank lines of credit....................  $    -      $ 1,232
    Accounts payable.........................................    1,288       1,374
    Accrued liabilities......................................    1,414         652
    Accrued compensation and related liabilities.............    1,147       1,228
    Deferred revenue.........................................       23          34
    Notes payable to current and former shareholders.........       39          53
    Capital lease obligations due within one year............       18          31
    Deferred income taxes....................................       78         153
                                                               -------     -------
      Total current liabilities..............................    4,007       4,757
Borrowings under bank lines of credit, less current portion..       -        1,527
Accrued royalties............................................       59          59
Notes payable to current and former shareholders, less
   current portion...........................................       58          57
Capital lease obligations, less current portion..............       28          25
Deferred income taxes........................................      178         235
Commitments and contingent liabilities
Shareholders' equity:
    Convertible preferred stock, no par value................       -        1,892
    Common stock, no par value...............................   24,957       2,949
    Notes receivable from shareholders.......................   (2,254)     (2,254)
    Foreign currency translation adjustment..................      (66)        (40)
    Retained earnings........................................    2,056       1,616
                                                               -------     -------
      Total shareholders' equity.............................   24,693       4,163
                                                               -------     -------
      Total liabilities and shareholders' equity.............  $29,023     $10,823
                                                               =======     =======

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS-- EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED
                                                  DECEMBER 31,
                                                 --------------
                                                  1997    1996
                                                 ------  ------
Revenues.......................................  $9,150  $4,407
Cost of revenues...............................   5,680   2,947
                                                 ------  ------
Gross profit...................................   3,470   1,460
Costs and expenses:
  Selling and marketing........................     815     398
  General and administrative...................   1,800     800
  Depreciation and amortization................     171      24
                                                 ------  ------
Income from operations.........................     684     238
Interest income (interest expense), net........      56     (24)
                                                 ------  ------
Income before income taxes.....................     740     214
Provision for income taxes.....................     300      85
                                                 ------  ------
Net income.....................................  $  440  $  129
                                                 ======  ======
Basic earnings per share.......................  $  .07  $  .02
                                                 ======  ======
Shares used in computing basic earnings
  per share....................................   6,139   6,436
                                                 ======  ======
Diluted earnings per share.....................  $  .06  $  .02
                                                 ======  ======
Shares used in computing diluted earnings per
  share........................................   7,464   6,436
                                                 ======  ======

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ------------------
                                                                  1997     1996
                                                                 ------   ------
OPERATING ACTIVITIES:
  Net Income...................................................  $  440   $ 129
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.............................     164      25
     Deferred income taxes.....................................    (132)    (94)
     Changes in operating assets and liabilities:
        Accounts receivable, net...............................    (590)    213
        Income taxes receivable................................     576     (21)
        Prepaid expenses and other current assets..............      34      29
        Other assets...........................................       9     (33)
        Accounts payable and other accrued liabilities.........     596      (3)
        Deferred revenue.......................................     (11)     41
                                                                -------    ----
Net cash provided by operating activities......................   1,086     286

INVESTING ACTIVITIES:
Business combinations, net of cash.............................    (212)   (152)
Purchases of equipment and improvements........................    (271)    (96)
Notes receivable from shareholders.............................     (63)      -
Other assets...................................................    (179)      -
                                                                -------    ----
Net cash used in investing activities..........................    (725)   (248)

FINANCING ACTIVITIES:
Borrowings under bank lines of credit..........................   6,911     416
Payments on borrowings on bank lines of credit.................  (9,671)   (134)
Net proceeds from issuance of common stock.....................  19,972       -
Deferred financing costs.......................................     224       -
Exercise of stock options......................................     144       -
Payments on capital lease obligations..........................     (10)     (6)
Payments on notes payable to shareholders......................     (13)     (8)
                                                                -------    ----
Net cash provided by financing activities......................  17,557     268
Effects of exchange rate changes on cash.......................     (26)      -
                                                                -------    ----
Net increase in cash and cash equivalents......................  17,892     306
Cash and cash equivalents at beginning of quarter..............     106       -
                                                                -------    ----
Cash and cash equivalents at end of quarter.................... $17,998    $306
                                                                =======    ====
Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
      Interest.................................................      79      21
                                                                =======    ====
      Income taxes paid (refunded), net........................    (145)    150
                                                                =======    ====
      Equipment acquired under capital lease obligations.......       -       -
                                                                =======    ====
   Conversion of preferred stock...............................   1,892       -
                                                                =======    ====
   Accrued purchase price and assumed liabilities related to
      business combinations....................................       -     427
                                                                =======    ====

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Tier Technologies, Inc. (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form S-1 registration statement filed by the Company with the Securities and Exchange Commission on October 10, 1997, as amended, for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1998 or any future interim period, and the Company makes no representations related thereto.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- REVENUE RECOGNITION

     The majority of the Company's revenues are from time and materials contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known. Actual results of contracts may differ from management's estimates and such differences could be material. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $0 and $1.5 million at December 31, 1996 and December 31, 1997, respectively. An unbilled receivable for one client accounted for 18% of total accounts receivable at December 31, 1997.

NOTE 3 -- INITIAL PUBLIC OFFERING

     In December 1997, the Company completed an initial public offering of 3,400,000 shares of its Class B Common Stock at $8.50 per share. Of those shares, 2,725,000 shares were sold by the Company and 675,000 shares were sold by certain selling shareholders. In January 1998, the underwriters from the Company's initial public offering exercised their over-allotment option to purchase an additional 510,000 shares of Class B Common Stock at the initial public offering price. Net proceeds to the Company, excluding the over-allotment option, were approximately $20 million after deducting the underwriters' discounts, commissions, and related issuance costs. As of the closing date of the offering, all of the Company's Series A Convertible Preferred Stock outstanding automatically converted into an aggregate of 420,953 shares of Class B Common Stock.

NOTE 4 -- EARNINGS PER SHARE

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997.

     The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

                                       THREE MONTHS ENDED DECEMBER 31,
                                              1997        1996
                                             ------      ------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:

  Net income............................... $  440       $  129
                                            ======       ======

DENOMINATOR:

  Weighted-average shares..................  6,139        4,300
  SAB 83  Employee stock options...........     --        1,715
  SAB 83  Convertible preferred stock......     --          421
                                            ------       ------
  Denominator for basic earnings per share.  6,139        6,436
  Effect of dilutive securities:
    Employee stock options.................    969           --
    Convertible preferred stock............    356           --
                                            ------       ------
  Dilutive potential common shares.........  1,325           --
                                            ------       ------
  Denominator for diluted earnings per
  share-adjusted weighted-average shares
  and assumed conversions..................  7,464        6,436
                                            ======       ======

BASIC EARNINGS PER SHARE................... $ 0.07       $ 0.02
                                            ======       ======

DILUTED EARNINGS PER SHARE................. $ 0.06       $ 0.02
                                            ======       ======

     In January 1998, the underwriters from the Company's initial public offering exercised their over-allotment option and purchased 510,000 additional shares of Class B Common Stock at the initial public offering price.

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Tier Technologies, Inc. (the "Company") provides information technology ("IT") consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through its ten offices located in three countries, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows the Company to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's installed IT base.

     As of December 31, 1997, the Company's consultants consisted of salaried and hourly employees and independent contractors. In addition, the Company has a non-consultant workforce consisting of sales & marketing and general & administrative salaried employees. As of December 31, 1997, the Company's total workforce was 251 as compared to 135 as of December 31, 1996.

     The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the quarter ended December 31, 1997, Unisys Corporation, the State of Missouri, and Equifax Europe
(UK) Limited accounted for approximately 25%, 21% and 15% of the Company's revenues, respectively. This concentration as a percent of revenue is expected to continue to decline throughout the 1998 fiscal year.

     From December 1996 through the end of this reported quarter, the Company made five acquisitions. These acquisitions helped to expand the Company's operations in the United States, to establish the Company's operations in Australia and the United Kingdom, to broaden the Company's client base and technical expertise and to supplement its access to human resources. International operations accounted for approximately 20% of the Company's revenue for the quarter ended December 31, 1997 as compared to 0% for the quarter ended December 31, 1996.

     In September 1997, the Company changed its fiscal year end to September
30. The quarter ended December 31, 1997 is the first quarter of its fiscal year ending September 30, 1998. In December 1997, the Company successfully completed an initial public offering of 3,400,000 shares of its Class B Common Stock, raising approximately $20 million in proceeds net of underwriters' discounts, commissions, and related issuance costs. In January 1998, the underwriters exercised their over-allotment option to purchase an additional 510,000 shares of Class B Common Stock at the original initial public offering price. As a result, total proceeds to the Company, net of underwriters' discounts, commissions, and related issuance costs, increased to approximately $24 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                              THREE MONTHS ENDED
                                                  DECEMBER 31,
                                              ------------------
                                              1997         1996
                                             ------       ------
STATEMENT OF EARNINGS DATA:
Revenues...................................  100.0%       100.0%
Cost of revenues...........................   62.1%        66.9%
                                             -----        -----
Gross profit...............................   37.9%        33.1%
Costs and expenses:
   Selling and marketing...................    8.9%         9.0%
   General and administrative..............   19.7%        18.2%
   Depreciation and amortization...........    1.8%         0.5%
                                             -----        -----
   Income from operations..................    7.5%         5.4%
Interest income (interest expense), net....    0.6%        (0.5%)
                                             -----        -----
Income before income taxes.................    8.1%         4.9%
Provision  for income taxes................    3.3%         2.0%
                                             -----        -----
Net income.................................    4.8%         2.9%
                                             =====        =====

QUARTER ENDED DECEMBER 31, 1997, COMPARED TO QUARTER ENDED DECEMBER 31, 1996

     REVENUES. Revenues increased 108% to $9.2 million for the quarter ended December 31, 1997 compared to $4.4 million for the quarter ended December 31, 1996, due principally to revenues associated with the Company's acquisitions, an increase in the number of new clients, and the undertaking of additional projects for existing clients. The Company's United States revenues grew 67% to $7.4 million for the quarter ended December 31, 1997 from $4.4 million for the quarter ended December 31, 1996. The Company's international operations were established in March and July of 1997 through acquisitions and contributed $1.8 million in revenue for the quarter ended December 31, 1997.

     GROSS PROFIT. Cost of revenues, which consist of those costs directly attributable to providing services to a client, including consultant salaries, benefits and travel expenses, increased 93% to $5.7 million for the quarter ended December 31, 1997. The absolute dollar increase is attributable to the additional hiring and retention of consultants to support the increased services being provided. The number of consultants retained by the Company increased 87% to 213 globally. Gross profit margins improved to 37.9% for the quarter ended December 31, 1997 as compared to 33.1% for the quarter ended December 31, 1996. The increase in gross profit margins is primarily due to higher profitability from the Company's larger project engagements. The Company periodically reviews and updates its billing rates. It also periodically reviews wages and salaries and may experience an increase in these costs as a result of continued competition for talented IT resources.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $815,000, or 8.9% of revenues, in the quarter ended December 31, 1997 as compared to $398,000, or 9.0% of revenues, for the quarter ended December 31, 1996. The absolute dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel. The Company continued its investment in the development of its marketing strategy. The Company currently expects to maintain sales and marketing expenses as a percentage of net revenues at approximately the current level for the remainder of the 1998 fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
were $1.8 million, or 19.7% of revenues, for the quarter ended December 31, 1997 as compared to $800,000, or 18.2% of revenues, for the quarter ended December 31, 1996. The percentage increase is primarily due to the continued building of infrastructure to support the growth of the business. The absolute dollar increase reflects expenses associated with an increased workforce to support the Company's growth and geographic expansion in the United States, the United Kingdom, and Australia. The Company currently expects general and administration expenses as a percentage of revenues to decline slightly over the remainder of the 1998 fiscal year, while continuing to provide sufficient support for the Company's global growth strategy.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $171,000, or 1.8% of revenues, for the quarter ended December 31, 1997 as compared to $24,000 for the quarter ended December 31, 1996. This increase is due to the amortization of acquired intangible assets and the increased investment in equipment and improvements associated with the addition of new offices and the increase in the Company's workforce.

     INTEREST INCOME AND INTEREST EXPENSE, NET. The Company had net interest income of $56,000 for the quarter ended December 31, 1997 as compared to net interest expense of $24,000 for the quarter ended December 31, 1996. The increase is attributable to interest income on notes receivable from shareholders and interest income earned from the proceeds of the initial public offering, and a decrease in interest expense due to the repayment of the Company's bank lines of credit.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate increased to 40.5% for the quarter ended December 31, 1997 from 39.7% for the quarter ended December 31, 1996 due to the expansion of the Company's international operations. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997 the Company had approximately $18 million of cash and cash equivalents as compared to approximately $106,000 as of December 31, 1996. This change is primarily attributable to the Company's initial public offering of 3,400,000 shares of its Class B Common Stock at $8.50 per share in December 1997, 2,725,000 shares of which were sold by the Company and 675,000 shares of which were sold by certain selling shareholders. The net proceeds to the Company from the offering were approximately $20 million (not including the January 1998 exercise of the underwriters' over-allotment option for 510,000 shares at the initial public offering price). The Company used approximately $3 million of these proceeds to repay its bank lines of credit. The remaining $17 million of these proceeds will be used for working capital, capital expenditures, and general corporate purposes. A portion of the net proceeds from the offering may be used in the future to acquire other businesses that would expand or complement the Company's business.

     Prior to the Company's initial public offering in December 1997, the Company's primary source of liquidity had been from operating cash flows and from borrowings under the Company's bank lines of credit.

     The Company maintains a $5 million credit facility with a commercial bank. The credit facility requires, among other things, that the Company maintain certain financial ratios, including tangible net worth, debt to equity, and operating profitability. At December 31, 1997 the Company was in compliance with these financial ratio requirements and had no borrowings under these facilities.

     The Company's days sales outstanding, excluding unbilled receivables, was 54 days for the quarter ended December 31, 1997 as compared to 56 days for the quarter ended December 31, 1996. The decrease in days sales outstanding is primarily due to the Company's continued collection efforts.

     The Company currently anticipates that the net proceeds received by the Company from the initial public offering, together with amounts available under its current credit facility, cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for the next twelve months. Should the Company's business expand more rapidly than expected, the Company would seek additional bank credit to fund such operating and capital requirements. In addition, the Company may consider seeking additional public or private debt or equity financing to fund future growth opportunities.

     Net cash provided by operating activities was $1,086,000 and $286,000 for the quarters ended December 31, 1997 and December 31, 1996, respectively. The increase in the quarter ended December 31, 1997 is attributable to the increase in net income, the cash provided by the increase in accounts payable and other accrued liabilities, and the decrease in income taxes receivable. This was partially offset by the increase in accounts receivable as a result of increases in the Company's sales volume.

Net cash used in investing activities totaled $725,000 and $248,000 for the quarters ended December 31, 1997 and December 31, 1996, respectively. For the quarter ended December 31, 1997, the Company made additional purchase price payments on previous acquisitions in addition to the purchase of equipment and improvements.

     Net cash provided from financing activities totaled $17,557,000 and $268,000 for the quarters ended December 31, 1997 and December 31, 1996, respectively. For the quarter ended December 31, 1997, the increase was attributable to the proceeds from the Company's initial public offering in December 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including the number, size and scope of projects in which the Company is engaged; the contractual terms and degree of completion of such projects; competitive pressures on pricing of the Company's services; any delays incurred in connection with, or early termination of, a project; employee utilization rates; the adequacy of provisions for losses; the accuracy of estimates of resources required to complete ongoing projects; demand for the Company's services generated by strategic partnerships and certain prime contractors; the Company's ability to increase both the number and size of engagements from existing clients; and economic conditions in the vertical and geographic markets served by the Company. Due to the relatively long sales cycles for the Company's services in the government services market, the timing of revenue is difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on the Company's ability to attract, on a timely basis, and retain skilled personnel. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed. Changes in the number, scope, duration or progress toward completion, of the Company's projects or in employee utilization rates would cause significant variations in operating results in any particular quarter. In addition, the Company typically reaches the annual limitation on its FICA contributions for many of its consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary from quarter to quarter during the fiscal year and will generally be higher for salaries paid at the beginning of the calendar year. Therefore, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of the Class B Common Stock. Due to the foregoing factors, among others, the Company's operating results will from time to time be below the expectations of the analysts and investors.

     CUSTOMER CONCENTRATION; DEPENDENCE ON LARGE PROJECTS. The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the quarter ended December 31, 1997, Unisys Corporation, the State of Missouri, and Equifax Europe (UK) Limited accounted for approximately 25%, 21% and 15% of the Company's revenues, respectively. The volume of work performed for specific clients is likely to vary from quarter to quarter, and a major client in one quarter may not use the Company's services in a subsequent quarter. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the amount of the Company's services required by any of its clients can be adversely affected by a number of factors, including technological developments and the internal budget cycles of such clients. As a result of the Company's focus in specific vertical markets, economic and other conditions that affect these industries could lead to a reduction in capital spending on IT projects, government spending cuts or general budgetary constraints, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

     NEED TO ATTRACT AND RETAIN PROFESSIONAL STAFF. The Company's success will depend in large part upon its ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services the Company offers. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide and competition for such persons is likely to increase. In addition, the Company requires that a significant number of its employees travel to client sites to perform services on its behalf, which may make a position with the Company less attractive to potential employees. There can be no assurance that a sufficient number of skilled employees will continue to be available to the Company, or that the Company will be successful in training, retaining and motivating current or future employees. The Company's inability to attract, retain and train skilled employees or failure of its employees to achieve expected levels of performance could impair the Company's ability to adequately manage and staff its existing projects and to bid for or obtain new projects, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's success will depend in large part upon the continued services of a number of key employees, including its Chief Executive Officer and Chairman of the Board of Directors, James L. Bildner, and its President and Chief Operating Officer, William G. Barton. The loss of the services of either of Messrs. Bildner or Barton or of one or more of the Company's other key personnel could have a material adverse effect on the Company's business. Although the Company has entered into employment agreements with each of Messrs. Bildner and Barton, either of them may terminate their employment agreement at any time. If one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

     CONCENTRATION OF CONTROL; VOTING TRUST. All of the holders of Class A Common Stock have entered into a voting trust (the "Voting Trust") with respect to their shares of Class A Common Stock, which represents 68.1% of the Common Stock voting power as of January 21, 1998. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including the election of a majority of the Company's directors, proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of Common Stock that could give holders of the Company's Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock. The concentration of voting control could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Class B Common Stock. The holders of the Class A Common Stock also hold a number of shares of Class B Common Stock that represents 42.3% of the shares of Class B Common Stock outstanding as of January 21, 1998. If such holders vote their shares of Class B Common Stock as a block, it is likely they will initially be able to elect all of the directors to be elected solely by the holders of the Class B Common Stock. In addition, based upon provisions in the Company's Amended and Restated Bylaws (the "Bylaws") and the concentration of voting control, Messrs. Bildner and Barton may take certain actions by written consent without formally convening a meeting of shareholders and without giving all shareholders prior notice of such actions.

     RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL ADVANCES. The Company's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in developing such IT solutions in a timely manner or that if developed the Company will be successful in the marketplace. Delay in developing or failure to develop new IT solutions would have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS. A principal component of the Company's business strategy is to grow by acquiring additional businesses to expand its presence in new or existing markets. From December 1996 through December 1997, the Company acquired five businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses into the Company without substantial expense, delay or other operational or financial problems. Acquisitions may also involve a number of special risks, including diversion of management's attention, failure to retain key personnel, amortization of acquired intangible assets, client dissatisfaction or performance problems with an acquired firm, assumption of unknown liabilities, or other unanticipated events or circumstances, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any acquired business will achieve anticipated revenues and operating results. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

     MANAGEMENT OF GROWTH. The Company's growth has placed, and is expected to continue to place, significant demands on its management, financial, staffing and other resources. The Company has expanded geographically by opening new offices domestically and abroad, and intends to open additional offices. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to train, motivate and manage its employees. In addition, the Company's future success will depend in large part upon its ability to continue to estimate project parameters accurately, to maintain employee utilization rates and project quality and to meet delivery dates, particularly if the average size and number of the Company's projects continues to increase. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel, and its business, financial condition and results of operations. There can be no assurance that the Company's rate of growth will continue or that the Company will be successful in managing any such growth.

     PARTNERSHIPS. The Company has entered into written arrangements or understandings with certain technology and service providers pursuant to which the providers have agreed that the Company is, or will be, the exclusive, or one of a small number of, preferred systems integrators for that provider's clients within specific market segments or geographic areas. These arrangements are typically of limited duration, include broad exceptions to each party's obligations and are terminable by either party following limited notice and without significant penalty. Certain of these arrangements contain provisions whereby the provider agrees to utilize a specified number of the Company's consultants or agrees to provide the Company with business opportunities resulting in specified revenues. There can be no assurance that any of these arrangements will result in the future utilization of the Company's consultants, additional business opportunities or additional revenues. There also can be no assurance that any business opportunities that do result from these arrangements will be on terms ultimately satisfactory or profitable to the Company. The cancellation or a significant reduction in the scope of any of these arrangements, or the refusal or inability of a provider to meet its obligations under the relevant arrangement, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the government services market, the Company often joins with another organization, such as Unisys, to obtain engagements. In these engagements, the Company is a subcontractor to the prime contractor of the engagement. There can be no assurance that actions or failures attributable to the prime contractor of such engagements will not also negatively affect the Company's business, financial condition or results of operations.

     PROJECT RISKS. Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The failure of the Company, or of the prime contractor on an engagement in which the Company is a subcontractor, to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business, and could have a material adverse effect upon its business, financial condition and results of operations. The Company has undertaken, and may in the future undertake, projects in which the Company guarantees performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of damages (as a result of litigation or otherwise) by, the Company, which could have a material adverse effect upon its business, financial condition and results of operations. In addition, unanticipated delays could necessitate the use of more resources than initially budgeted by the Company for a particular project, which also could have a material adverse effect upon its business, financial condition and results of operations. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. There can be no assurance that the limitations of liability set forth in the Company's service contracts will be enforceable or will otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more claims or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect the Company's business, financial condition and results of operations.

     RELIANCE ON GOVERNMENT CONTRACTS. A significant reduction in government funds available for agencies or departments to which Tier supplies IT services, either due to budget cuts or the imposition of budgetary constraints, or a determination by the particular federal, state or foreign government that funding of such agencies or departments should be reduced or discontinued, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on the Company's business, financial condition and results of operations.

     FIXED PRICE CONTRACTS. The Company's failure to estimate accurately the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish prices before project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

     COMPETITION. The IT services market is highly competitive and is served by numerous international, national and local firms. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of its prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the IT services market, and the Company has faced, and expects to continue to face, additional competition from new entrants into the IT services market.

     The Company believes that the principal competitive factors in the IT services market include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing, and the ability to deliver results on a fixed price as well as a time and materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff; the ownership by competitors of software used by potential clients; the price at which others offer comparable services; the ability of its clients to perform the services themselves; and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not cause the Company's revenues or income to decline or otherwise materially adversely affect its business, financial condition and results of operations.

     INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its intellectual property rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements and limits access to its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to avoid the loss or misappropriation of its proprietary information, or that the Company will able to detect unauthorized use of such information and take appropriate steps to enforce its intellectual property rights.

     A portion of the Company's business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. The Company also develops software application frameworks, and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Certain clients have prohibited the Company from marketing the software and application frameworks developed for them entirely or for specified periods of time or to specified third parties, and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such software and application frameworks.

     Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, or that if asserted, any such claim will be successfully defended.

     INTERNATIONAL OPERATIONS. The Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings. In order to expand international operations, the Company will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that the Company is unable to do so on a timely basis, any growth of the Company in international markets would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's international business operations are subject to a number of risks, including, but not limited to, difficulties in building and managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems, longer payment cycles, fluctuations in the value of foreign currencies and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

     AUTHORIZATION TO ISSUE PREFERRED STOCK. The Board of Directors has the authority to issue Preferred Stock and to determine the preferences, limitations and relative rights of shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Class B Common Stock. The potential issuance of Preferred Stock may delay or prevent a change in control of the Company, discourage bids for the Class B Common Stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of the Common Stock.

     NO DIVIDENDS. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     C. RECENT SALES OF UNREGISTERED SECURITIES:

        Upon completion of the Company's initial public offering, 420,953 shares of the Company's Series A Convertible Preferred Stock were automatically converted into 420,953 shares of the Company's Class B Common Stock.

        During the quarter ended December 31, 1997, an optionee exercised an incentive stock option to purchase 14,697 shares of Class B Common Stock under the Company's Amended and Restated 1996 Equity Incentive Plan at an exercise price of $2.45 per share.

        The issuance of the securities in the transaction described in paragraph (1) above was deemed to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof.

        The sale of securities in the transaction described in paragraph (2) above was deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that it was offered and sold pursuant to a written compensatory benefit plan, as provided by Rule 701.

     D. USE OF PROCEEDS*:
        (IN THOUSANDS)

     Effective Date of the Company's
      Registration Statement:                      December 16, 1997

     Commission File Number:                       333-37661

     Date Offering Commenced:                      December 16, 1997

     Date Offering Completed:                      Upon the sale of all the
                                                    shares registered

     Names of Managing Underwriters:               Adams, Harkness & Hill, Inc.

                                                   NationsBanc Montgomery
                                                    Securities, Inc.

     Class of Securities Registered:               Class B Common Stock

     Shares Registered and Sold:                      3,400

        Sold by Company                               2,725
        Sold by Selling Shareholders                    675

     Aggregate Price of Offering Amount
      Registered and Sold:                         $28,900

        Gross Proceeds to Company                  $23,162
        Gross Proceeds to Selling Shareholders     $ 5,738

     Underwriter's discounts and commissions
        Charged to the Company (2)                 $ 1,621

     Other issuance costs (1) (2)
        (net of expenses borne by
          selling shareholders)                    $ 1,569

        Total expenses to the Company              $ 3,190

     Net offering proceeds to the Company          $19,972

     Approximate use of net offering proceeds through December 31, 1997:

     Paydown of Bank Lines of Credit (2)           $ 3,080
     Working capital (1)                                 -
                                                   -------
                                                   $ 3,080

     Temporary investments:
        Cash and cash equivalents                  $16,892

     * In connection with the initial public offering, the Company granted the underwriters an over-allotment option to purchase 510,000 additional shares of the Company's Class B Common Stock at the original initial public offering price. The option was exercised in January 1998. The above "Use of Proceeds" section does not reflect the impact of the exercise of the underwriters' over-allotment option.

       (1)  These amounts represent a reasonable estimate.

       (2) This amount was paid to persons other than those described in Item 701(f)(4)(v)(A).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company circulated a written consent of its shareholders on December 3, 1997. Pursuant to the written consent, the shareholders were asked to approve the following items: (1) the amendment and restatement of the Company's articles of incorporation, (2) the amendment and restatement of the Company's bylaws, (3) the amendment and restatement of the Company's Amended and Restated 1996 Equity Incentive Plan, (4) certain loans to executive officers of the Company, (5) the adoption of the Company's Employee Stock Purchase Plan, and (6) the purchase of Series A Convertible Preferred Stock of the Company by certain of its officers and directors. The consent was circulated to and approved by the holders of 1,625,368 shares of Class A Common Stock and 2,160,000 shares of Class A Common Stock, or approximately 69% of the total common stock voting power.

     In addition, the Company circulated a written consent of its Series A Preferred shareholders on November 21, 1997. Pursuant to the written consent, the shareholders were asked to approve the amendment and restatement of the Company's articles of incorporation. The consent was circulated to all of the Series A Preferred shareholders, representing 420,953 shares, and approved by the holders of 395,713 shares, or approximately 94% of the outstanding shares of Series A Convertible Preferred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

         Exhibit Number                         Description
         --------------                         -----------
         27.1                                   Financial Data Schedule

  The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Date: February 13, 1998

By    /s/  James L. Bildner
  __________________________________
          James L. Bildner
      Chairman of the Board and
      Chief Executive Officer
      (Duly Authorized Officer)



By    /s/  George K. Ross
      ______________________________
          George K. Ross
      Senior Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)