Form 10-Q
period 1998-03-31
TIER TECHNOLOGIES INC
filed 1998-05-08
CIK 1045150

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                               ----------------

                                  CALIFORNIA
        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  94-3145844
            (INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NO.)

                        1350 TREAT BOULEVARD, SUITE 250
                        WALNUT CREEK, CALIFORNIA 94596
                                (925) 937-3950

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_](2) Yes [X] No [_]

  As of April 21, 1998, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 7,732,767.

  This report contains a total of 22 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
 Item 1. Condensed Consolidated Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets as of March 31, 1998
          and September 30, 1997........................................     3
         Condensed Consolidated Statements of Income for the three and six months
          ended March 31, 1998 and 1997.................................     4
         Condensed Consolidated Statements of Cash Flows for the six
          months
          ended March 31, 1998 and 1997.................................     5
         Notes to Condensed Consolidated Financial Statements...........     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9
                           PART II -- OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds......................    20
 Item 6. Exhibits and Reports on Form 8-K...............................    21
 Signatures..............................................................   22

SAFE HARBOR PROVISION

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 13 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        MARCH 31, SEPTEMBER 30,
                                                          1998        1997
                                                        --------- -------------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................  $ 7,072     $   106
  Short-term Investments...............................    8,223         --
  Accounts receivables, net............................    9,224       5,906
  Income taxes receivable..............................      --          693
  Prepaid expenses and other current assets............      499         286
                                                         -------     -------
    Total current assets...............................   25,018       6,991
  Equipment and improvements, net......................    1,274         774
  Notes and accrued interest receivable from related
   parties.............................................    1,178       1,012
  Deferred financing costs.............................      --          224
  Acquired intangibles, net............................    7,283       1,754
  Other assets.........................................      635          68
                                                         -------     -------
    Total assets.......................................  $35,388     $10,823
                                                         =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowing under bank lines of credit.................  $   --      $ 1,232
  Accounts payable.....................................    1,403       1,374
  Accrued liabilities..................................    1,263         652
  Accrued compensation and related liabilities.........    1,493       1,228
  Income taxes payable.................................      576         --
  Deferred income......................................       81          34
  Notes payable to current and former shareholders.....       32          53
  Capital lease obligations due within one year........       33          31
  Deferred income taxes................................        4         153
                                                         -------     -------
    Total current liabilities..........................    4,885       4,757
  Borrowings under bank lines of credit, less current
   portion.............................................      --        1,527
  Accrued royalties....................................       59          59
  Notes payable to current and former shareholders,
   less current portion................................       52          57
  Capital lease obligations, less current portion......       76          25
  Deferred income taxes................................      121         235
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value............      --        1,892
  Common stock, no par value...........................   29,544       2,949
  Notes receivable from shareholders...................   (2,159)     (2,254)
  Foreign currency translation adjustment..............      (96)        (40)
  Retained earnings....................................    2,906       1,616
                                                         -------     -------
    Total shareholders' equity.........................   30,195       4,163
                                                         -------     -------
    Total liabilities and shareholders' equity.........  $35,388     $10,823
                                                         =======     =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS     SIX MONTHS
                                                   ENDED            ENDED
                                                 MARCH 31,        MARCH 31,
                                               --------------  ---------------
                                                1998    1997    1998    1997
                                               ------- ------  ------- -------
Revenues.....................................  $12,672 $6,799  $21,823 $11,206
Cost of revenues.............................    8,756  4,729   14,437   7,676
                                               ------- ------  ------- -------
Gross profit.................................    3,916  2,070    7,386   3,530
Costs and expenses:
 Selling and marketing.......................      601    473    1,416     871
 General and administrative..................    1,903  1,207    3,703   2,007
 Depreciation and amortization...............      252     59      423      83
                                               ------- ------  ------- -------
Income from operations.......................    1,160    331    1,844     569
Interest income (interest expense), net......      269    (28)     324     (52)
                                               ------- ------  ------- -------
Income before income taxes...................    1,429    303    2,168     517
Provision for income taxes...................      579    121      878     206
                                               ------- ------  ------- -------
Net income...................................  $   850 $  182  $ 1,290 $   311
                                               ======= ======  ======= =======
Basic net income per share...................  $   .09 $  .04  $   .17 $   .07
                                               ======= ======  ======= =======
Shares used in computing basic net income per
 share.......................................    9,214  4,952    7,643   4,619
                                               ======= ======  ======= =======
Diluted net income per share.................  $   .08 $  .04  $   .14 $   .06
                                               ======= ======  ======= =======
Shares used in computing diluted net income
 per share...................................   10,493  5,111    8,953   4,793
                                               ======= ======  ======= =======


            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           FOR THE SIX MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
OPERATING ACTIVITIES
 Net income..............................................  $    1,290  $    311
 Adjustments to reconcile net income to net cash (used
  in) provided by operating activities:
 Depreciation and amortization...........................         409        82
 Provision for doubtful accounts.........................          50        63
 Deferred income taxes...................................        (263)      (94)
 Changes in operating assets and liabilities:
  Accounts receivable....................................      (3,369)   (1,962)
  Income taxes receivable................................         --       (726)
  Prepaid expenses and other current assets..............         (83)     (649)
  Other assets...........................................        (534)      (68)
  Accounts payable and accrued liabilities...............       1,314     1,999
  Income taxes payable...................................       1,269       --
  Deferred income........................................          47       --
                                                           ----------  --------
  Net cash provided by (used in) operating activities....         130    (1,044)
INVESTING ACTIVITIES
Purchase of equipment and improvements...................        (600)     (171)
Notes and accrued interest receivable from related
 parties.................................................        (167)      --
Business combinations, net of cash acquired..............      (5,492)   (1,167)
Purchases of available-for-sale securities...............      (9,283)      --
Sales of available-for-sale securities...................       1,060       --
Other assets.............................................        (180)      --
                                                           ----------  --------
Net cash used in investing activities....................     (14,662)   (1,338)
FINANCING ACTIVITIES
Borrowings under bank lines of credit....................       6,912     1,903
Payments of borrowings on bank lines of credit...........      (9,670)     (134)
Net proceeds from issuance of common stock...............      23,892       --
Repayment by shareholder on note receivable..............          95       --
Deferred financing costs.................................         224       --
Exercise of stock options................................         145       --
Tax benefit of exercise of stock option..................         --        674
Payments on capital lease obligations....................         (18)      (17)
Payments on notes payable to shareholders................         (26)      (20)
                                                           ----------  --------
Net cash provided by financing activities................      21,554     2,406
Effect of exchange rate changes on cash..................         (56)      --
                                                           ----------  --------
Net increase in cash and cash equivalents................       6,966        24
Cash and cash equivalents at beginning of period.........         106       --
                                                           ----------  --------
Cash and cash equivalents at end of period...............  $    7,072  $     24
                                                           ==========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest paid...........................................  $       83  $     65
                                                           ==========  ========
 Income taxes paid (refunded), net.......................  $     (127) $    302
                                                           ==========  ========
 Equipment acquired under capital lease obligations......  $       71  $    --
                                                           ==========  ========
Common stock issued in exchange for notes receivable.....  $      --   $  2,196
                                                           ==========  ========
Accrued purchase price and assumed liabilities related to
 business combinations...................................  $      --   $    546
                                                           ==========  ========
Conversion of preferred stock into common stock..........  $    1,892  $    --
                                                           ==========  ========
Common stock issued in business combination..............  $      666  $    --
                                                           ==========  ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-
K. Accordingly, reference should be made to the Company's Form S-1 Registration Statement (No. 333-52065) filed on May 7, 1998 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1998 or any future period, and the Company makes no representations related thereto.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operation during the reporting period. Actual results could differ materially from those estimates.

  Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ materially from management's estimates. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation, or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $15,843 and $2,241,322 at March 31, 1997 and March 31, 1998, respectively.
Unbilled receivable for one client accounted for 16% of total accounts receivables at March 31, 1998.

  Revenues derived from governmental agencies were $9,783,201 for the six months ended March 31, 1998. Also during the six months ended March 31, 1998, the Company recorded $1,887,950 in software sublicense revenue from one customer.

NOTE 3 -- ACQUISITION

  On March 1, 1998 the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited (collectively, "Sancha Group"), Australian entities which provided computer systems consulting services. The cost of the acquisition totaled $5.2

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)

million of which $4.6 million was paid in cash and the remainder through the issuance of 51,213 shares of Class B Common Stock. The acquisition was accounted for as a purchase. Intangible assets in the amount of $5.2 million are being amortized over a period of 8 to 15 years. A contingent payment totaling approximately $297,000 will be paid in three equal installments over May, June and July of 1998 if certain performance targets are met. Additional contingent payments up to $1.3 million may be paid by May 15, 2000 if certain performance targets are met. The accompanying condensed consolidated financial statements include the results of operations of this acquisition for the period subsequent to the acquisition date. Selected pro forma financial information that gives effect to the acquisition of Sancha Group and other businesses was included in the Company's Form 8-K/A filed with the Securities and Exchange Commission on May 7, 1998 and is incorporated by reference herein.

NOTE 4 -- INITIAL PUBLIC OFFERING

  In December 1997, the Company completed an initial public offering of 3,400,000 shares of its Class B Common Stock at $8.50 per share. Of those shares, 2,725,000 shares were sold by the Company and 675,000 shares were sold by certain selling shareholders. In January 1998, the underwriters from the Company's initial public offering exercised their over-allotment option to purchase an additional 510,000 shares of Class B Common Stock at the initial public offering price. Net proceeds to the Company, including the over-allotment option, were approximately $23.9 million after deducting the underwriters' discounts, commissions and related issuance costs. As of the closing date of the offering, all of the Company's Series A Convertible Preferred Stock outstanding automatically converted into an aggregate of 420,953 shares of Class B Common Stock.

NOTE 5 -- EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted net income per share :

                                                THREE MONTHS    SIX MONTHS
                                                   ENDED:         ENDED:
                                                 MARCH 31,       MARCH 31,
                                               --------------  --------------
                                                1998    1997    1998    1997
                                               ------- ------  ------  ------
                                                      (IN THOUSANDS,
                                                  EXCEPT PER SHARE DATA)
NUMERATOR:
  Net income.................................. $   850 $  182  $1,290  $  311
                                               ======= ======  ======  ======
DENOMINATOR:
  Weighted-average common shares outstanding..   9,214  4,952   7,643   4,619
                                               ------- ------  ------  ------
  Denominator for basic net income per share     9,214  4,952   7,643   4,619
  Effect of dilutive securities:
    Common stock options......................   1,279    159   1,130     174
    Convertible preferred stock...............     --     --      180     --
                                               ------- ------  ------  ------
Dilutive common stock equivalents.............   1,279    159   1,310     174
                                               ------- ------  ------  ------
Denominator for diluted net income per share-
weighted-average shares and common stock
 equivalents..................................  10,493  5,111   8,953   4,793
                                               ======= ======  ======  ======
BASIC NET INCOME PER SHARE....................  $ 0.09  $0.04   $0.17   $0.07
                                               ======= ======  ======  ======
DILUTED NET INCOME PER SHARE..................  $ 0.08  $0.04   $0.14   $0.06
                                               ======= ======  ======  ======

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)


NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 -- BANK LINE OF CREDIT

  On March 31, 1998, the Company entered into a $10 million revolving credit facility with another bank and simultaneously paid all its outstanding amounts under the previous credit facility and canceled the previous agreements. This new facility matures on March 31, 2001. Total borrowings are limited to the lesser of 85% of eligible accounts receivable or $10 million and are secured by the Company's assets. Interest is charged monthly and is based on, at the Company's option, the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. Among other provisions, the bank line of credit requires the Company to maintain certain minimum financial ratios. As of March 31, 1998, the Company had no outstanding borrowings under its credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Tier provides IT consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through eleven offices located in three countries, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's installed IT base. The Company's revenues increased from $11.2 million in the six months ended March 31, 1997 to $21.8 million in the six months ended March 31, 1998. The Company's workforce has grown from 54 on January 1, 1995, to 231 on September 30, 1997 and to 338 on March 31, 1998.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials or a fixed price basis. Time and materials revenues are recognized as services are performed. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. During the nine-month fiscal year ended September 30, 1997 and the six months ended March 31, 1998, 12.4% and 20.1%, respectively, of the Company's revenues were generated on a fixed price basis. The Company believes that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow. The Company's risk management committee monitors all material projects, focusing primarily on factors such as size of revenue and credit exposure to the Company, number of resources employed, progress against defined project milestones, clarity of user expectations and definition of project scope. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future. Currently, the Company has no specific concerns with respect to potential losses or overruns under existing contracts.

  The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 1998, the State of Missouri, Unisys Corporation, Equifax Europe (UK) Ltd., and Humana, Inc. accounted for 20.5%, 19.6%, 11.9% and 11.5% of the Company's revenues, respectively.

  Personnel and rent expenses represent a significant percentage of the Company's operating expenses and are relatively fixed in advance of any particular quarter. Senior executives manage the Company's personnel utilization rates by carefully monitoring its needs and basing most personnel increases on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, the Company's results of operations would be materially and adversely affected.

  From December 1996 through March 31, 1998, the Company made six acquisitions for a total cost of approximately $8.5 million in cash and shares of Class B Common Stock, excluding future contingent payments, all of which were structured and accounted for as asset purchases. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base and technical expertise and to supplement its human resources. International operations accounted for 19.1% and 13.7%, of revenues for the six months ended March 31, 1998 and the fiscal year ended September 30, 1997, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies. The Company does not generally engaged in hedging transactions, but may do so in the future.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                            THREE MONTHS        SIX MONTHS
                                           ENDED MARCH 31,    ENDED MARCH 31,
                                           -----------------  -----------------
                                              1998      1997     1998      1997
                                           -------   -------  -------   -------
STATEMENT OF EARNINGS DATA:
Revenues..................................   100.0%    100.0%   100.0%    100.0%
Cost of revenues..........................    69.1%     69.6%    66.2%     68.5%
                                           -------   -------  -------   -------
Gross profit..............................    30.9%     30.4%    33.8%     31.5%
Costs and expenses:
  Selling and marketing...................     4.7%      7.0%     6.5%      7.8%
  General and administrative..............    15.0%     17.6%    17.0%     17.9%
  Depreciation and amortization...........     2.0%      0.9%     1.9%      0.7%
                                           -------   -------  -------   -------
  Income from operations..................     9.2%      4.9%     8.4%      5.1%
Interest (income) expense, net............    (2.1%)     0.4%    (1.5%)     0.5%
                                           -------   -------  -------   -------
Income before income taxes................    11.3%      4.5%     9.9%      4.6%
Provisions for income taxes...............     4.6%      1.8%     4.0%      1.8%
                                           -------   -------  -------   -------
Net income................................     6.7%      2.7%     5.9%      2.8%
                                           =======   =======  =======   =======

THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

  Revenues. Revenues increased 86.4% to $12.7 million for the three months ended March 31, 1998 from $6.8 million in the three months ended March 31, 1997. This increase resulted primarily from internal growth, including an expanded client base, several significant new contracts and related software sublicense fees, and from the inclusion of revenue from acquisitions completed in March and July of 1997. The quarter ended March 31, 1998 also included one month of revenues from the Sancha acquisition.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employees' salaries, independent contractor costs, employee benefits and travel expenses. Gross profit increased 89.2% to $3.9 million for the three months ended March 31, 1998 from $2.1 million in the three months ended March 31, 1997. Gross margin was essentially unchanged at 30.9% for the three months ended March 31, 1998 as compared to 30.5% in the three months ended March 31, 1997. The gross margin for the most recent quarter increased due to higher margins on certain large contracts and an increased use of salaried as opposed to hourly employees, which was offset by software sublicense fees and other start-up costs incurred in implementing a significant new contract.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, product literature and advertising and marketing expenditures. Selling and marketing expenses increased 27.1% to $601,000 for the three months ended March 31, 1998 from $473,000 in the three months ended March 31, 1997. As a percentage of revenues, selling and marketing expenses decreased to 4.7% for the three months ended March 31, 1998 from 7.0% in the three months ended March 31, 1997. The increase in total expenses was primarily attributable to the addition of sales and marketing personnel and increased advertising and marketing efforts and was partially offset by the use of selling and marketing personnel in direct project startup expenditures included in cost of revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 57.7% to $1.9 million for the three months ended March 31, 1998 from $1.2 million in the three months ended March 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 15.0% for the three months ended March 31, 1998 from 17.6% in the three months ended March 31, 1997. The increase in total expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company.

  Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions. Depreciation and amortization increased 327.1% to $252,000 for the three months ended March 31, 1998 from $59,000 in the three months ended March 31, 1997. As a percentage of revenues, depreciation and amortization increased to 2.0% for the three months ended March 31, 1998 from 0.9% in the three months ended March 31, 1997. The increase in total depreciation and amortization expense was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

  Interest Income and Interest Expense, Net. The Company had net interest income of $269,000 for the three months ended March 31, 1998 compared to a net interest expense of $28,000 in the three months ended March 31, 1997. This change was primarily attributable to the Company's repayment of all bank borrowings under its bank lines of credit and the interest income generated from its investment of proceeds from the initial public offering.

  Provision for Income Taxes. Provision for income taxes increased 378.5% to $579,000 for the three months ended March 31, 1998 from $121,000 in the three months that ended March 31, 1997. The effective tax rate for the three months ended March 31, 1998 was 40.5%, compared to 39.9% for the three months ended March 31, 1997.

SIX MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

  Revenues. Revenues increased 94.7% to $21.8 million for the six months ended March 31, 1998 from $11.2 million in the six months ended March 31, 1997. This increase resulted primarily from internal growth, including an expanded client base, several significant new contracts and related software sublicense fees, and from the inclusion of revenues from acquisitions completed from December 1996 to July 1997. The period ended March 31, 1998 also included one month of revenues from the Sancha acquisition completed during the quarter.

  Gross Profit. Gross profit increased 109.2% to $7.4 million for the six months ended March 31, 1998 from $3.5 million in the six months ended March 31, 1997. Gross margin increased to 33.8% for the six months ended March 31, 1998 from 31.5% in the six months ended March 31, 1997. The increase in gross margin was primarily attributable to higher margins on certain large contracts and an increased use of salaried as opposed to hourly employees, offset in part by software sublicense fees and other startup costs incurred in implementing a significant new contract.

  Selling and Marketing. Selling and marketing expenses increased 62.6% to $1.4 million for the six months ended March 31, 1998 from $871,000 in the six months ended March 31, 1997. As a percentage of revenues, selling and marketing expenses decreased to 6.5% for the six months ended March 31, 1998 from 7.8% in the six months ended March 31, 1997. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel and the Company's increased advertising and marketing efforts and was partially offset by the use of sales and marketing personnel in direct project startup expenditures included in cost of revenues.

  General and Administrative. General and administrative expenses increased 84.5% to $3.7 million for the six months ended March 31, 1998 from $2.0 million in the six months ended March 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 17.0% for the six months ended March 31, 1998 from 17.9% in the six months ended March 31, 1997. The increase in total general and administrative expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company.

  Depreciation and Amortization. Depreciation and amortization increased 409.6% to $423,000 for the six months ended March 31, 1998 from $83,000 in the six months ended March 31, 1997. As a percentage of revenues, depreciation and amortization increased to 1.9% for the six months ended March 31, 1998 from 0.7% in the six months ended March 31, 1997. The increase in total depreciation and amortization expenses was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

  Interest Income and Interest Expense, Net. The Company had net interest income of $324,000 for the six months ended March 31, 1998 compared to net interest expense of $52,000 for the six months ended March 31, 1997. This change was primarily attributable to the Company's repayment of all bank borrowings under its bank lines of credit and the interest income generated from its investment of proceeds from the initial public offering.

  Provision for Income Taxes. Provision for income taxes increased 326.2% to $878,000 for the six months ended March 31, 1998 from $206,000 in the six months ended March 31, 1997. The effective tax rate for the six months ended March 31, 1998 was 40.5%, compared to 39.8% for the six months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company financed its operations principally through cash flows from operating activities, the private placement of equity securities and proceeds from borrowings under asset-based lines of credit. The Company closed its initial public offering of Class B Common Stock in December 1997 and received net proceeds totaling approximately $24 million, including proceeds from the exercise of the over-allotment option in January 1998. To date, the Company has used $3.1 million of the proceeds from the initial public offering to repay outstanding indebtedness, $5.5 million for business combinations and $600,000 for capital equipment and leasehold improvements, with the remainder held as cash, cash equivalents and investments. On May 7, 1998, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission in connection with a proposed offering of 3,000,000 shares of Class B Common Stock of which 1,775,000 shares are being offered by the Company and 1,225,000 shares are being offered by certain selling shareholders.

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. In March 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility"). The Credit Facility allows the Company to borrow the lesser of the sum of 85% of eligible accounts receivable or $10 million. The Credit Facility bears interest, at the Company's option, at the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees and the incurrence of additional debt and a prohibition against the payment of dividends. The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a limited on total liabilities to earnings before interest, taxes, depreciation and amortization. As of March 31, 1998, there were no borrowings outstanding under the Credit Facility.

  Net cash provided by (used in) operating activities was $130,000 and ($1.0 million) for the six months ended March 31, 1998 and March 31, 1997, respectively. Receivables increased as a result of increases in sales volume, which was partially offset by increased accounts payable and accrued expenses during the period.

  Net cash used in investing activities totaled $14.7 million and $1.3 million for the six months ended March 31, 1998 and March 31, 1997, respectively. In the six months ended March 31, 1998, the Company made significant purchases of marketable securities, made an acquisition and purchased equipment and leasehold improvements. For the six months ended March 31, 1997, these activities consisted primarily of several acquisitions in addition to the purchase of equipment and leasehold improvements.

  Net cash provided by financing activities totaled $21.6 million and $2.4 million for the six months ended March 31, 1998 and March 31, 1997, respectively. In the six months ended March 31, 1998, the Company completed its initial public offering of Class B Common Stock raising net proceeds of $23.9 million and repaid $2.8 million under its line of credit. In the six months ended March 31, 1997, the Company's financing activities consisted primarily of increased borrowings of $1.9 million under its former credit facility.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, together with the anticipated net proceeds from the proposed public offering, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable and employee growth. To the extent that the Company's existing capital resources, together with the anticipated net proceeds of this offering, are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

YEAR 2000

  The Company is in the process of formulating and implementing a program designed to ensure that all software used in connection with the Company's services and internal operations systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently anticipates that it will not incur material costs in connection with such program. While the Company has received assurances thus far from its service providers that they will be Year 2000 compliant, no assurance can be given that such compliance will in fact exist by the Year 2000. To the extent service providers to the Company are not Year 2000 compliant or the Company discovers issues within its internal systems, such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Variability of Quarterly Operating Results. The Company's revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including the number, size and scope of projects in which the Company is engaged; the contractual terms and degree of completion of such projects; start-up costs including software sublicense fees incurred in connection with the initiation of large projects; competitive pressures on pricing of the Company's services; any delays incurred in connection with, or early termination of, a project; employee utilization rates; the number of billable days in a particular quarter; the adequacy of provisions for losses; the accuracy of estimates of resources required to complete ongoing projects; demand for the Company's services generated by strategic partnerships and certain prime contractors; the Company's ability to increase both the number and size of engagements from existing clients; and economic conditions in the vertical and geographic markets served by the Company. Due to the relatively long sales cycles for the Company's services in the government services market, the timing of revenue is difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on the Company's ability to attract, on a timely basis, and retain skilled personnel. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance. Changes in the number, scope, duration or progress toward completion, of the Company's projects or in employee utilization rates would cause significant variations in operating results in any particular quarter. In addition, the Company typically reaches the annual limitation on its FICA contributions for many of its consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Therefore, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of the Class B Common Stock. Due to the foregoing factors, among others, the Company's operating results will from time to time be below the expectations of the analysts and investors.

  Concentration of Revenues; Dependence on Large Projects; Risk of Termination. The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of clients. For the six months ended March 31, 1998, the State of Missouri, Unisys Corporation ("Unisys"), Equifax Europe (UK) Ltd. ("Equifax") and Humana Inc. ("Humana") accounted for 20.5%, 19.6%, 11.9% and 11.5% of the Company's revenues, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. For example, Kaiser Foundation Health Plan, Inc. ("Kaiser") accounted for 68.1% of the Company's revenues in 1995 but only 9.3% of the Company's revenues in the six months ended March 31, 1998 as significant portions of the Company's engagement have been completed. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the amount of the Company's services required by any of its clients can be adversely affected by a number of factors, including technological developments and the internal budget cycles of such clients. As a result of the Company's focus in specific vertical markets, economic and other conditions that affect these industries could lead to a reduction in capital spending on IT projects, government spending cuts or general budgetary constraints, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Dependence on Key Personnel. The Company's success will depend in large part upon the continued services of a number of key employees, including its Chief Executive Officer and Chairman of the Board of Directors, James L. Bildner, and its President and Chief Technology Officer, William G. Barton. The loss of the services of either of Messrs. Bildner or Barton or of one or more of the Company's other key personnel could have a material adverse effect on the Company's business. Although the Company has entered into employment agreements with each of Messrs. Bildner and Barton, either of them may terminate their employment agreement at any time. If one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

  Control by Principal Shareholders; Voting Trust. All of the holders of Class A Common Stock have entered into a voting trust (the "Voting Trust") with respect to their shares of Class A Common Stock, which represents 68.0% of the Common Stock voting power at March 31, 1998. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in the Company's equity incentive plans for its employees, the election of a majority of the Company's directors, proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of Common Stock that could give holders of the Company's Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock. The concentration of voting control could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Class B Common Stock. The holders of the Class A Common Stock also hold a number of shares of Class B Common Stock that will represent 42.0% of the shares of Class B Common Stock outstanding at March 31, 1998. If such holders vote their shares of Class B Common Stock as a block, they will likely be able to elect all of the directors to be elected solely by the holders of the Class B Common Stock. In addition, as authorized by the California Corporations Code and based upon provisions in the Company's Amended and Restated Bylaws (the "Bylaws") and the concentration of voting control, Messrs. Bildner and Barton may take any action which may be taken at any meeting of shareholders, subject to certain exceptions related to the election of directors, by written consent without formally convening a meeting of shareholders. The Company believes that it may be necessary to increase the authorized number of shares under the Company's Amended and Restated 1996 Equity Incentive Plan prior to its next annual meeting and may circulate a resolution to that effect to its control shareholders for approval during the last quarter of fiscal 1998 or the first quarter of fiscal 1999. In addition, the Articles and Bylaws currently permit shareholders to require cumulative voting in connection with the election of directors, subject to certain requirements; however, the Articles and Bylaws also provide that cumulative voting will be eliminated effective as of the first record date for an annual meeting that the Company has equity securities listed on Nasdaq and has 800 or more holders of its equity securities.

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

  Risks Associated with Possible Acquisitions. A principal component of the Company's business strategy is to grow by acquiring additional businesses to expand its presence in new or existing markets. From December 1996 through March 31, 1998, the Company acquired six businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses into the Company without substantial expense, delay or other operational or financial problems. Acquisitions may also involve a number of special risks, including diversion of management's attention, failure to retain key personnel, amortization of acquired intangible assets, client dissatisfaction or performance problems with an acquired firm, assumption of unknown liabilities, or other unanticipated events or circumstances, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any acquired business will achieve anticipated revenues and operating results. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Risks Associated with Partnerships; Risk of Termination or
Nonperformance. The Company sometimes performs client engagements in partnership with third parties. In the government services market, the Company often joins with other organizations, such as Unisys or BDM International, Inc., to bid and perform an engagement. In these engagements, the Company is a subcontractor to the prime contractor of the engagement. In the commercial services market, the Company sometimes partners with software or technology providers to jointly bid and perform engagements. In both markets, the Company often depends on the software, resources and technology of its partners in order to perform the engagement. There can be no assurance that actions or failures attributable to the Company's partners or to the prime contractor will not also negatively affect the Company's business, financial condition or results of operations. In addition, the refusal or inability of a partner to permit continued use of its software, resources or technology would have a material adverse effect on the Company's business, financial condition and results of operations.

  Project Risks; Liability to Clients; Client Dissatisfaction. Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The failure of the Company, or of the prime contractor on an engagement in which the Company is a subcontractor, to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business, and could have a material adverse effect upon its business, financial condition and results of operations. The Company has undertaken, and may in the future undertake, projects in which the Company guarantees performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of damages (as a result of litigation or otherwise) by, the Company, which could have a material adverse effect upon its business, financial condition and results of operations. In addition, unanticipated delays could necessitate the use of more resources than initially budgeted by the Company for a particular project, which also could have a material adverse effect upon its business, financial condition and results of operations. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. There can be no assurance that the limitations of liability set forth in the Company's service contracts will be enforceable or will otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more claims or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect the Company's business, financial condition and results of operations.

  Reliance on Government Contracts; Risk of Termination. For the nine-month fiscal year ended September 30, 1997 and the six months ended March 31, 1998, approximately 45% of the Company's revenues were derived from sales to government agencies. A significant reduction in government funds available for agencies or departments to which Tier supplies IT services, either due to budget cuts or the imposition of budgetary constraints, or a determination by the particular federal, state or foreign government that funding of such agencies or departments should be reduced or discontinued, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Fixed Price Contracts; Budget Overruns. During the nine-month fiscal year ended September 30, 1997 and the six months ended March 31, 1998, 12.4% and 20.1%, respectively, of the Company's revenues were generated on a fixed price basis, rather than on a time and materials basis. The Company believes that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow. The Company's failure to estimate accurately the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish prices before project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

  Substantial Competition. The IT services market is highly competitive and is served by numerous international, national and local firms. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of its prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the IT services market, and the Company has faced, and expects to continue to face, additional competition from new entrants into the IT services market.

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

  Intellectual Property Rights; Limited Protection; Inability to Resell or Reuse Rights. The Company relies on a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its intellectual property rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements and limits access to its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to avoid the loss or misappropriation of its proprietary information, or that the Company will be able to detect unauthorized use of such information and take appropriate steps to enforce its intellectual property rights.

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

  Risks of Conducting International Operations. For the nine-month fiscal year ended September 30, 1997 and the six months ended March 31, 1998, international operations accounted for 13.7% and 19.1% of the Company's total revenues, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. In addition, a significant portion of the Company's sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, the Company must provide worldwide services, either directly or indirectly. As a result, the Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings. In order to expand international operations, the Company will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that the Company is unable to do so on a timely basis, any growth of the Company in international markets would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

  The Company's international business operations are subject to a number of risks, including, but not limited to, difficulties in building and managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems, longer payment cycles, fluctuations in the value of foreign currencies and unexpected regulatory, economic or political changes in foreign markets. The Company does not generally engage in hedging transactions, but may do so in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Year 2000. Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently used only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). In connection with providing IT services to clients, the Company will evaluate existing systems and, to the extent such systems will become a part of the client's upgraded system, will correct any Year 2000 Issues, but does not specifically seek Year 2000 projects. Purchasing patterns of clients and potential clients may be affected by Year 2000 Issues as companies expend significant resources to make existing systems Year 2000 compliant. These expenditures may result in reduced funds available to fund migration projects, which could have a material adverse effect on the Company's business financial condition and results of operations.

  The Company is in the process of formulating and implementing a program designed to ensure that all software used in connection with the Company's services and internal operations systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently anticipates that it will not incur material costs in connection with such program. While the Company has received assurances thus far from its service providers that they will be Year 2000 compliant, no assurance can be given that such compliance will in fact exist by the Year 2000. To the extent service providers to the Company are not Year 2000 compliant or the Company discovers issues within its internal systems, such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Volatility of Stock Price. A public market for the Class B Common Stock has existed only since the initial public offering of the Class B Common Stock in December 1997. There can be no assurance that an active public market will be sustained. The market for securities of early stage companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations. Factors such as quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, general conditions in the IT industry or the industries in which Tier's clients compete, changes in earnings estimates by securities analysts and general economic conditions such as recessions or high interest rates could contribute to the volatility of the price of the Class B Common Stock and could cause significant fluctuations. Further, in the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the issuing company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities. There can be no assurance that such litigation will not be instituted in the future with respect to the Company.

  Issuance of Preferred Stock; Potential Adverse Effects to Holders of Common Stock. The Board of Directors has the authority to issue Preferred Stock and to determine the preferences, limitations and relative rights of shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Class B Common Stock. The potential issuance of Preferred Stock may delay or prevent a change in control of the Company, discourage bids for the Class B Common Stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of the Common Stock.

  No Dividends. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 C. USE OF PROCEEDS*:
   (IN THOUSANDS)

   Effective Date of the Company's  December 16, 1997
    Registration Statement:
   Commission File Number:          333-37661
   Date Offering Commenced:         December 16, 1997
   Date Offering Completed:         Upon the sale of all the shares registered
   Names of Managing Underwriters:  Adams, Harkness & Hill, Inc.
                                    NationsBanc Montgomery Securities LLC
   Class of Securities Registered:  Class B Common Stock
   Shares Registered and Sold:        3,910
     Sold by Company (including       3,235
      over-allotment option)
     Sold by Selling Shareholders       675
   Aggregate Price of Offering      $33,235
    Amount Registered and Sold:
     Gross Proceeds to Company      $27,497
     Gross Proceeds to Selling      $ 5,738
      Shareholders
   Underwriter's discounts and
    commissions
    Charged to the Company (2)      $ 1,924
   Other issuance costs (2)
     (net of expenses borne by      $ 1,681
      selling shareholders)
     Total expenses to the Company  $ 3,605
   Net offering proceeds to the     $23,892
    Company

   Approximate use of net offering
    proceeds through March 31,
    1998:
     Paydown of Bank Lines of       $ 3,080
      Credit (2)
     Working capital (1)              --
     Capital equipment and          $   600
      leasehold improvements
     Business acquisitions          $ 5,492
                                    $ 9,172
   Temporary investments:
     Cash, cash equivalents and     $14,720
      investments

--------
* In connection with the initial public offering, the Company granted the underwriters an over-allotment option to purchase 510,000 additional shares of the Company's Class B Common Stock at the original initial public offering price. The option was exercised in January 1998. The above "Use of Proceeds" section reflects the impact of the exercise of the underwriters' over-allotment option.
(1) This amount represents a reasonable estimate.
(2) This amount was paid to persons other than those described in Item 701(f)(4)(v)(A).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   EXHIBIT
   NUMBER                              DESCRIPTION
   ------- -------------------------------------------------------------------
   10.1*   Business Purchase Agreement, dated as of February 26, 1998, and
           Amendment, dated March 20, 1998, by and among the Sancha Computer
           Services Pty. Limited, Sancha Software Development Pty. Limited and
           Tier Technologies (Australia) Pty. Limited
   10.2**  Revolving Credit Agreement by and between the Registrant, Tier
           Technologies (United Kingdom) Inc. and BankBoston, N.A.
   10.3**  Agreement for provision of consulting services by and between the
           Registrant and Humana Inc.
   10.4**  Second Amended and Restated Employment Agreement by and between the
           Registrant and James L. Bildner, dated as of February 16, 1998
   10.5**  Second Amended and Restated Employment Agreement by and between the
           Registrant and William G. Barton, as of February 16, 1998
   10.6**  Second Amended and Restated Employment Agreement by and between the
           Registrant and George K. Ross, as of February 16, 1998

--------
* Filed as an exhibit to the Registrant's Form 8-K/A dated May 7, 1998, and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Registration Statement on Form S-1
   (No. 333-52065) filed on May 7, 1998, and incorporated herein by reference.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIER TECHNOLOGIES, INC.
Dated: May 8, 1998

                                          By: _________________________________
                                                  /s/ JAMES L. BILDNER
                                                    JAMES L. BILDNER
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER
                                                (DULY AUTHORIZED OFFICER)

                                          By: _________________________________
                                                   /s/ GEORGE K. ROSS
                                                     GEORGE K. ROSS
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                               FINANCIAL OFFICER (PRINCIPAL
                                            FINANCIAL AND ACCOUNTING OFFICER)