Form 10-Q
period 1998-06-30
TIER TECHNOLOGIES INC
filed 1998-08-14
CIK 1045150

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                        Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                                   CALIFORNIA
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   94-3145844
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        1350 TREAT BOULEVARD, SUITE 250
                         WALNUT CREEK, CALIFORNIA 94596
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (925) 937-3950
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   (1) Yes [X]  No [_]   (2) Yes [X]  No [_]

As of July 21, 1998, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 10,140,110.

This report contains a total of 21 pages of which this page is number 1.

--------------------------------------------------------------------------------
================================================================================

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
   Item 1. Condensed Consolidated Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets as of June 30, 1998 and
            September 30, 1997...........................................    3
           Condensed Consolidated Statements of Income for the three and
            nine months ended June 30, 1998 and 1997.....................    4
           Condensed Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1998 and 1997..........................    5
           Notes to Condensed Consolidated Financial Statements..........    6
   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    9

                         PART II -- OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds.....................   20
   Item 6. Exhibits and Reports on Form 8-K..............................   20
   Signatures.............................................................  21

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). When used in this report, the words "believes," "expects," "anticipates," "intends," "estimates," "should," "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 13 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         JUNE 30,  SEPTEMBER 30,
                                                           1998        1997
                                                         --------  -------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents............................. $33,136      $   106
  Short-term investments................................  10,220          --
  Accounts receivable, net..............................  12,530        5,906
  Income taxes receivable...............................     --           693
  Prepaid expenses and other current assets.............     902          286
                                                         -------      -------
    Total current assets................................  56,788        6,991
  Equipment and improvements, net.......................   1,708          774
  Notes receivable from related parties.................   1,203          942
  Deferred financing costs..............................     --           224
  Acquired intangibles, net.............................   8,636        1,754
  Other assets..........................................     938          138
                                                         -------      -------
    Total assets........................................ $69,273      $10,823
                                                         =======      =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Borrowings under bank lines of credit................. $   --       $ 1,232
  Accounts payable......................................   1,233        1,374
  Accrued liabilities...................................   2,393          652
  Accrued compensation and related liabilities..........   1,456        1,228
  Income taxes payable..................................     277          --
  Deferred income.......................................     335           34
  Notes payable to current and former shareholders......      26           53
  Capital lease obligations due within one year.........      72           31
  Deferred income taxes.................................     --           153
                                                         -------      -------
    Total current liabilities...........................   5,792        4,757
  Borrowings under bank lines of credit, less current
   portion..............................................     --         1,527
  Accrued royalties.....................................      59           59
  Notes payable to current and former shareholders, less
   current portion......................................      45           57
  Capital lease obligations, less current portion.......     163           25
  Deferred income taxes.................................      13          235
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value.............     --         1,892
  Common stock, no par value............................  61,904        2,949
  Notes receivable from shareholders....................  (2,159)      (2,254)
  Foreign currency translation adjustment...............    (649)         (40)
  Retained earnings.....................................   4,105        1,616
                                                         -------      -------
    Total shareholders' equity..........................  63,201        4,163
                                                         -------      -------
    Total liabilities and shareholders' equity.......... $69,273      $10,823
                                                         =======      =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                                  JUNE 30,        JUNE 30,
                                               --------------  ---------------
                                                1998    1997    1998    1997
                                               ------- ------  ------- -------
Revenues...................................... $14,890 $7,342  $36,713 $18,548
Cost of revenues..............................   9,241  4,814   23,678  12,492
                                               ------- ------  ------- -------
Gross profit..................................   5,649  2,528   13,035   6,056
Costs and expenses:
  Selling and marketing.......................     800    641    2,217   1,512
  General and administrative..................   2,725  1,531    6,428   3,536
  Depreciation and amortization...............     431     79      854     162
                                               ------- ------  ------- -------
Income from operations........................   1,693    277    3,536     846
Interest income (interest expense), net.......     219    (33)     544     (85)
                                               ------- ------  ------- -------
Income before income taxes....................   1,912    244    4,080     761
Provision for income taxes....................     713     97    1,591     303
                                               ------- ------  ------- -------
Net income.................................... $ 1,199 $  147  $ 2,489 $   458
                                               ======= ======  ======= =======
Basic net income per share.................... $   .12 $  .03  $   .30 $   .09
                                               ======= ======  ======= =======
Shares used in computing basic net income per
 share........................................   9,881  5,620    8,389   4,953
                                               ======= ======  ======= =======
Diluted net income per share.................. $   .11 $  .02  $   .26 $   .09
                                               ======= ======  ======= =======
Shares used in computing diluted net income
 per share....................................  11,373  5,912    9,760   4,963
                                               ======= ======  ======= =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                FOR THE
                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
OPERATING ACTIVITIES:
Net income...............................................  $   2,489  $    458
Adjustments to reconcile net income to net cash used in
 operating activities:
 Depreciation and amortization...........................        801       161
 Provision for doubtful accounts.........................         50       --
 Deferred income taxes...................................       (375)     (194)
 Changes in operating assets and liabilities:
 Accounts receivable.....................................     (6,558)   (1,318)
 Income taxes receivable.................................        --       (842)
 Prepaid expenses and other current assets...............       (636)      (71)
 Other assets............................................       (850)     (273)
 Accounts payable and accrued liabilities................      1,653     1,653
 Income taxes payable....................................        970       --
 Deferred income.........................................        301       119
                                                           ---------  --------
Net cash used in operating activities....................     (2,155)     (307)
INVESTING ACTIVITIES:
Purchase of equipment and improvements...................       (948)     (352)
Notes and accrued interest receivable from related
 parties.................................................       (192)     (849)
Business combinations, net of cash acquired..............     (6,036)   (1,470)
Purchases of available-for-sale securities...............    (13,283)      --
Sales of available-for-sale securities...................      1,063       --
Maturities of available-for-sale securities..............      2,000       --
                                                           ---------  --------
Net cash used in investing activities....................    (17,396)   (2,671)
FINANCING ACTIVITIES:
Borrowings under bank lines of credit....................      6,912     4,626
Payments of borrowings on bank lines of credit...........     (9,671)   (1,965)
Net proceeds from issuance of common stock...............     54,772       --
Repayment by shareholder on note receivable..............         95       --
Exercise of stock options................................        495       --
Tax benefit of exercise of stock option..................        314       674
Employee stock purchase plan.............................        116       --
Payments on capital lease obligations....................        (28)      (28)
Deferred financing costs.................................        224       --
Payments on notes payable to shareholders................        (39)      (33)
                                                           ---------  --------
Net cash provided by financing activities................     53,190     3,274
Effect of exchange rate changes on cash..................       (609)      (37)
                                                           ---------  --------
Net increase in cash and cash equivalents................     33,030       259
Cash and cash equivalents at beginning of period.........        106       --
                                                           ---------  --------
Cash and cash equivalents at end of period...............  $  33,136  $    259
                                                           =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest paid...........................................  $      88  $    136
                                                           =========  ========
 Income taxes paid (refunded), net.......................  $     683  $    615
                                                           =========  ========
 Equipment acquired under capital lease obligations......  $     207  $    --
                                                           =========  ========
Common stock issued in exchange for notes receivable.....  $     --   $  2,196
                                                           =========  ========
Accrued purchase price and assumed liabilities related to
 business combinations...................................  $     175  $    177
                                                           =========  ========
Conversion of preferred stock into common stock..........  $   1,892  $    --
                                                           =========  ========
Common stock issued in business combinations.............  $   1,367  $    --
                                                           =========  ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-
K. Accordingly, reference should be made to the Company's Form S-1 Registration Statement (No. 333-52065) filed on May 7, 1998, as amended, and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1998 or any future period, and the Company makes no representations related thereto.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

  Certain reclassifications have been made to the prior period's financial statements to conform to the current year's presentation.

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are derived from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ materially from management's estimates. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $219,579 and $3,025,097 at June 30, 1997 and June 30, 1998, respectively.
Unbilled receivable for one client accounted for 14.1% of total accounts receivables at June 30, 1998.

  Revenues derived from governmental agencies were $15,781,279 for the nine months ended June 30, 1998.

NOTE 3 -- ACQUISITION

  Effective April 1, 1998, the Company acquired certain assets and liabilities of Simpson Fewster & Co. Pty Limited ("SFC"), an Australian entity which provided IT consulting services to develop and implement call center applications. The cost of the acquisition totaled approximately $1,500,000, of which $788,000 was paid in cash and the remainder through the issuance of 48,768 shares of the Company's Class B common stock. The SFC acquisition was accounted for as a purchase. Additional contingent payments may be paid based on the achievement of future performance targets. The accompanying condensed consolidated financial statements include the results of operations of this acquisition for the period subsequent to the acquisition date.

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)


NOTE 4 -- SECONDARY PUBLIC OFFERING

  In June 1998, the Company completed a public offering of 3,000,000 shares of its Class B Common Stock at $15.00 per share. Of those shares, 1,775,000 shares were sold by the Company and 1,225,000 shares were sold by certain selling shareholders. In June 1998, the underwriters from the Company's public offering exercised their over-allotment option to purchase an additional 450,000 shares of Class B Common Stock from the Company at the public offering price. Net proceeds to the Company, including the over-allotment option, were approximately $31.0 million after deducting the underwriters' discounts, commissions and related issuance costs.

NOTE 5 -- EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted net income per share:

                                                    THREE MONTHS   NINE MONTHS
                                                       ENDED          ENDED
                                                      JUNE 30,      JUNE 30,
                                                   -------------- -------------
                                                    1998    1997   1998   1997
                                                   ------- ------ ------ ------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
   NUMERATOR:
     Net income..................................  $ 1,199 $  147 $2,489 $  458
                                                   ======= ====== ====== ======
   DENOMINATOR:
     Weighted-average common shares outstanding..    9,881  5,620  8,389  4,953
                                                   ------- ------ ------ ------
     Denominator for basic net income per share..    9,881  5,620  8,389  4,953
     Effect of dilutive securities:
       Common stock options......................    1,492    292  1,251     10
       Convertible preferred stock...............      --     --     120    --
                                                   ------- ------ ------ ------
   Dilutive common stock equivalents.............    1,492    292  1,371     10
                                                   ------- ------ ------ ------
   Denominator for diluted net income per share-
    weighted-average shares and common stock
    equivalents..................................   11,373  5,912  9,760  4,963
                                                   ======= ====== ====== ======
   BASIC NET INCOME PER SHARE....................  $   .12 $  .03 $  .30 $  .09
                                                   ======= ====== ====== ======
   DILUTED NET INCOME PER SHARE..................  $   .11 $  .02 $  .26 $  .09
                                                   ======= ====== ====== ======

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in the Company's fiscal year 2000. Adoption of this Statement is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)


NOTE 7 -- SUBSEQUENT EVENT

  Effective August 1, 1998, the Company acquired certain assets and assumed certain liabilities of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), an information technology consulting firm that specialized in providing strategic project management services, through Tier Technologies (Australia) Pty Limited, a wholly owned subsidiary of the Company. The Company purchased certain assets of Infact for approximately $5.25 million (AUD) in cash. Up to an additional $2.2 million (AUD) and approximately 50,000 shares of Tier's Class B Common Stock may be paid to Infact based on the achievement of performance targets over the next two years. The Infact acquisition was accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Tier provides IT consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through eleven offices located in three countries, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's installed IT base. The Company's revenues increased from $18.5 million in the nine months ended June 30, 1997 to $36.7 million in the nine months ended June 30, 1998. The Company's workforce has grown from 54 on January 1, 1995, to 231 on September 30, 1997 and to 436 on June 30, 1998.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials or a fixed price basis. Time and materials revenues are recognized as services are performed. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. During the nine months ended June 30, 1998, 23.3% of the Company's revenues were generated on a fixed price basis. The Company believes that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow. The Company's risk management committee monitors all material projects, focusing primarily on factors such as size, revenue and credit exposure to the Company, number of resources employed, progress against defined project milestones, clarity of user expectations and definition of project scope. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future. The Company's failure to estimate accurately the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Company has no specific concerns with respect to potential losses or overruns under existing contracts.

  The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the nine months ended June 30, 1998, the State of Missouri, Unisys Corporation ("Unisys"), Humana, Inc. ("Humana") and Equifax Europe (UK) Ltd. ("Equifax") accounted for 22.0%, 16.1%, 14.2% and 10.1% of the Company's revenues, respectively. The completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. A significant portion of the Company's revenues are derived from sales to government agencies. For the nine months ended June 30, 1998, approximately 43% of the Company's revenues were derived from sales to government agencies.

  Personnel and rent expenses represent a significant percentage of the Company's operating expenses and are relatively fixed in advance of any particular quarter. Senior executives manage the Company's personnel utilization rates by carefully monitoring its needs and basing most personnel increases on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, the Company's results of operations would be materially and adversely affected. In addition, to the extent that the Company is unable to hire and retain salaried employees to staff new or existing client engagements and retains hourly employees or independent contractors in their place, the Company's business, financial condition and results of operations would be materially and adversely affected.

  From December 1996 through June 30, 1998, the Company made seven acquisitions for a total cost of approximately $10.0 million in cash and shares of Class B Common Stock, excluding future contingent payments, all of which were structured and accounted for as asset purchases. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base and technical expertise and to supplement its human resources. International operations accounted for 22.0% of revenues for the nine months ended June 30, 1998. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies. The Company does not generally engage in hedging transactions, but may do so in the future.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                      THREE
                                                     MONTHS       NINE MONTHS
                                                   ENDED JUNE     ENDED JUNE
                                                       30,            30,
                                                   ------------   ------------
                                                   1998   1997    1998   1997
                                                   -----  -----   -----  -----
   Revenues....................................... 100.0% 100.0%  100.0% 100.0%
   Cost of revenues...............................  62.1%  65.6%   64.5%  67.3%
                                                   -----  -----   -----  -----
   Gross profit...................................  37.9%  34.4%   35.5%  32.7%
   Costs and expenses:
     Selling and marketing........................   5.3%   8.7%    6.1%   8.1%
     General and administrative...................  18.3%  20.8%   17.5%  19.1%
     Depreciation and amortization................   2.9%   1.1%    2.3%   0.9%
                                                   -----  -----   -----  -----
   Income from operations.........................  11.4%   3.8%    9.6%   4.6%
   Interest income (expense), net.................   1.5%  (0.5)%   1.5%  (0.5)%
                                                   -----  -----   -----  -----
   Income before income taxes.....................  12.9%   3.3%   11.1%   4.1%
   Provision for income taxes.....................   4.8%   1.3%    4.3%   1.6%
                                                   -----  -----   -----  -----
   Net income.....................................   8.1%   2.0%    6.8%   2.5%
                                                   =====  =====   =====  =====

THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

  Revenues. Revenues increased 102.8% to $14.9 million for the three months ended June 30, 1998 from $7.3 million in the three months ended June 30, 1997. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from the inclusion of revenue from acquisitions.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employees' salaries, independent contractor costs, employee benefits and travel expenses. Gross profit increased 123.6% to $5.6 million for the three months ended June 30, 1998 from $2.5 million in the three months ended June 30, 1997. Gross margin increased to 37.9% for the three months ended June 30, 1998 as compared to 34.4% in the three months ended June 30, 1997. The gross margin for the most recent quarter increased primarily due to higher margins on certain large contracts.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions and advertising and marketing expenditures. Selling and marketing expenses increased 24.9% to $800,000 for the three months ended June 30, 1998 from $641,000 in the three months ended June 30, 1997. As a percentage of revenues, selling and marketing expenses decreased to 5.3% for the three months ended June 30, 1998 from 8.7% in the three months ended June 30, 1997. The increase in total expenses was primarily attributable to the addition of sales and marketing personnel and increased advertising and marketing efforts.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 78.1% to $2.7 million for the three months ended June 30, 1998 from $1.5 million in the three months ended June 30, 1997. As a percentage of revenues, general and administrative expenses decreased to 18.3% for the three months ended June 30, 1998 from 20.8% in the three months ended June 30, 1997. The increase in total expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company.

  Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions. Depreciation and amortization increased 443.3% to $431,000 for the three months ended June 30, 1998 from $79,000 in the three months ended June 30, 1997. As a percentage of revenues, depreciation and amortization increased to 2.9% for the three months ended June 30, 1998 from 1.1% in the three months ended June 30, 1997. The increase in total depreciation and amortization expense was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

  Interest Income and Interest Expense, Net. The Company had net interest income of $219,000 for the three months ended June 30, 1998 compared to a net interest expense of $33,000 in the three months ended June 30, 1997. This change was primarily attributable to the Company's repayment of all bank borrowings under its bank lines of credit and the interest income generated from its investment of proceeds from the initial and secondary public offerings.

  Provision for Income Taxes. The provision for income taxes increased 632.1% to $713,000 for the three months ended June 30, 1998 from $97,000 in the three months ended June 30, 1997. The effective tax rate for the three months ended June 30, 1998 was 37.3%, compared to 39.8% for the three months ended June 30, 1997. The reduction in the effective tax rate was due to the tax benefit from tax-advantaged investments. The Company anticipates its effective tax rate for the fiscal year ending September 30, 1998 will be 39.0%. The actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

  Revenues. Revenues increased 97.9% to $36.7 million for the nine months ended June 30, 1998 from $18.5 million in the nine months ended June 30, 1997. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from the inclusion of revenues from acquisitions.

  Gross Profit. Gross profit increased 115.2% to $13.0 million for the nine months ended June 30, 1998 from $6.1 million in the nine months ended June 30, 1997. Gross margin increased to 35.5% for the nine months ended June 30, 1998 from 32.7% in the nine months ended June 30, 1997. The increase in gross margin was primarily attributable to higher margins on certain large contracts and an increased use of salaried as opposed to hourly employees, offset in part by software sublicense fees and other startup costs incurred in implementing a significant new contract.

  Selling and Marketing. Selling and marketing expenses increased 46.6% to $2.2 million for the nine months ended June 30, 1998 from $1.5 million in the nine months ended June 30, 1997. As a percentage of revenues, selling and marketing expenses decreased to 6.1% for the nine months ended June 30, 1998 from 8.1% in the nine months ended June 30, 1997. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel and the Company's increased advertising and marketing efforts and was partially offset by the use of sales and marketing personnel in direct project startup expenditures included in cost of revenues.

  General and Administrative. General and administrative expenses increased 81.8% to $6.4 million for the nine months ended June 30, 1998 from $3.5 million in the nine months ended June 30, 1997. As a percentage of revenues, general and administrative expenses decreased to 17.5% for the nine months ended June 30, 1998 from 19.1% in the nine months ended June 30, 1997. The increase in total general and administrative expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company.

  Depreciation and Amortization. Depreciation and amortization increased 426.0% to $854,000 for the nine months ended June 30, 1998 from $162,000 in the nine months ended June 30, 1997. As a percentage of revenues, depreciation and amortization increased to 2.3% for the nine months ended June 30, 1998 from 0.9% in the nine months ended June 30, 1997. The increase in total depreciation and amortization expenses was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

  Interest Income and Interest Expense, Net. The Company had net interest income of $544,000 for the nine months ended June 30, 1998 compared to net interest expense of $85,000 for the nine months ended June 30, 1997. This change was primarily attributable to the Company's repayment of all bank borrowings under its bank lines of credit and the interest income generated from its investment of proceeds from the initial public offering.

  Provision for Income Taxes. Provision for income taxes increased 424.5% to $1.6 million for the nine months ended June 30, 1998 from $303,000 in the nine months ended June 30, 1997. The effective tax rate for the nine months ended June 30, 1998 was 39.0%, compared to 39.8% for the nine months ended June 30, 1997. The reduction in the effective tax rate is due to the tax benefit from tax-advantaged investments. The Company anticipates its effective tax rate for the fiscal year ending September 30, 1998 will be 39.0%. The actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company financed its operations principally through cash flows from operating activities, the private placement of equity securities and proceeds from borrowings under asset-based lines of credit. The Company closed its initial and secondary public offerings of Class B Common Stock in December 1997 and June 1998, respectively. The Company received net proceeds totaling approximately $55 million, including proceeds from the exercise of the over-allotment options in January 1998 and June 1998. Through June 30, 1998, the Company has used $3.1 million of the proceeds from the public offerings to repay outstanding indebtedness, $6.0 million for business combinations and $948,000 for capital equipment and leasehold improvements, with the remainder held as working capital.

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. In March 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility"). The Credit Facility allows the Company to borrow the lesser of the sum of 85% of eligible accounts receivable or $10 million. The Credit Facility bears interest, at the Company's option, at the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees and the incurrence of additional debt and a prohibition against the payment of dividends. The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a limit on total liabilities to earnings before interest, taxes, depreciation and amortization. As of June 30, 1998, there were no borrowings outstanding under the Credit Facility.

  Net cash used in operating activities was $2.2 million and $307,000 for the nine months ended June 30, 1998 and June 30, 1997, respectively. Receivables increased as a result of increases in sales volume, which was partially offset by increased accounts payable and accrued expenses during the periods.

  Net cash used in investing activities totaled $17.4 million and $2.7 million for the nine months ended June 30, 1998 and June 30, 1997, respectively. In the nine months ended June 30, 1998, the Company made significant purchases of marketable securities, made two acquisitions and purchased equipment and leasehold improvements. For the nine months ended June 30, 1997, the Company's investing activities consisted primarily of completing several acquisitions in addition to the purchase of equipment and leasehold improvements.

  Net cash provided by financing activities totaled $53.2 million and $3.3 million for the nine months ended June 30, 1998 and June 30, 1997, respectively. In the nine months ended June 30, 1998, the Company completed its initial and secondary public offerings of Class B Common Stock raising aggregate net proceeds of $54.8 million and made net payments of $2.8 million under its line of credit. In the nine months ended June 30, 1997, the Company's financing activities consisted primarily of increasing borrowings of $2.7 million under its former credit facility.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable and employee growth. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

YEAR 2000

  The Company has evaluated the software used in connection with the Company's services and internal operations to determine whether it will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently believes that its significant systems are Year 2000 compliant and anticipates that it will not incur material costs in connection with achieving Year 2000 compliance. While the Company has received assurances thus far from its technology and service providers that they will be Year 2000 compliant, no assurance can be given that such compliance will in fact exist by the Year 2000. To the extent such providers to the Company are not Year 2000 compliant or the Company discovers issues within its internal systems, such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Variability of Quarterly Operating Results. The Company's revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including the number, size and scope of projects in which the Company is engaged; the contractual terms and degree of completion of such projects; start-up costs including software sublicense fees incurred in connection with the initiation of large projects; competitive pressures on pricing of the Company's services; any delays incurred in connection with, or early termination of, a project; employee utilization rates; the number of billable days in a particular quarter; the adequacy of provisions for losses; the accuracy of estimates of resources required to complete ongoing projects; demand for the Company's services generated by strategic partnerships and certain prime contractors; the Company's ability to increase both the number and size of engagements from existing clients; and economic conditions in the vertical and geographic markets served by the Company. Due to the relatively long sales cycles for the Company's services in the government services market, the timing of revenue is difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on the Company's ability to attract, on a timely basis, and retain skilled personnel. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance. Changes in the number, scope, duration or progress toward completion, of the Company's projects or in employee utilization rates would cause significant variations in operating results in any particular quarter. In addition, the Company typically reaches the annual limitation on its FICA contributions for many of its consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Therefore, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of the Company's Class B Common Stock. Due to the foregoing factors, among others, the Company's operating results will from time to time be below the expectations of the analysts and investors.

  Concentration of Revenues; Dependence on Large Projects; Risk of Termination. The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of clients. For the nine months ended June 30, 1998, the State of Missouri, Unisys, Humana and Equifax accounted for 22.0%, 16.1%, 14.2% and 10.1% of the Company's revenues, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. For example, Kaiser Foundation Health Plan, Inc. ("Kaiser") accounted for 68.1% of the Company's revenues in 1995 but only 7.4% of the Company's revenues in the nine months ended June 30, 1998 as significant portions of the Company's engagement have been completed. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the amount of the Company's services required by any of its clients can be adversely affected by a number of factors, including technological developments and the internal budget cycles of such clients. As a result of the Company's focus in specific vertical markets, economic and other conditions that affect these industries could lead to a reduction in capital spending on IT projects, government spending cuts or general budgetary constraints, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Control by Principal Shareholders; Voting Trust. All of the holders of Class A Common Stock have entered into a voting trust (the "Voting Trust") with respect to their shares of Class A Common Stock, which represents

61.9% of the Common Stock voting power at June 30, 1998. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in the Company's equity incentive plans for its employees, the election of a majority of the Company's directors, proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of Common Stock that could give holders of the Company's Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock. The concentration of voting control could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Class B Common Stock. The holders of the Class A Common Stock also hold a number of shares of Class B Common Stock that represents 20.8% of the shares of Class B Common Stock outstanding at June 30, 1998. If such holders vote their shares of Class B Common Stock as a block, they may be able to elect all of the directors to be elected solely by the holders of the Class B Common Stock. In addition, as authorized by the California Corporations Code and based upon provisions in the Company's Amended and Restated Bylaws (the "Bylaws") and the concentration of voting control, Messrs. Bildner and Barton may take any action which may be taken at any meeting of shareholders, subject to certain exceptions related to the election of directors, by written consent without formally convening a meeting of shareholders. The Company believes that it may be necessary to increase the authorized number of shares under the Company's Amended and Restated 1996 Equity Incentive Plan prior to its next annual meeting and may circulate a resolution to that effect to its control shareholders for approval during the last quarter of fiscal 1998 or the first quarter of fiscal 1999. In addition, the Articles and Bylaws currently permit shareholders to require cumulative voting in connection with the election of directors, subject to certain requirements; however, the Articles and Bylaws also provide that cumulative voting will be eliminated effective as of the first record date for an annual meeting that the Company has equity securities listed on Nasdaq and has 800 or more holders of its equity securities. In addition, holders of an aggregate of 779,762 shares of the Company's Class A Common Stock have entered into agreements with the Company that may restrict their ability to transfer shares of Class A Common Stock following termination of their employment with the Company. Such agreements would effectively delay the conversion of such shares of Class A Common Stock and may perpetuate control of the Company by the voting trustees.

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

  Risks Associated with Possible Acquisitions. A principal component of the Company's business strategy is to grow by acquiring additional businesses to expand its presence in new or existing markets. From December 1996 through June 30, 1998, the Company acquired seven businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses into the Company without substantial expense, delay or other operational or financial problems. Acquisitions may also involve a number of special risks, including diversion of management's attention, failure to retain key personnel, amortization of acquired intangible assets, client dissatisfaction or performance problems with an acquired firm, assumption of unknown liabilities, or other unanticipated events or circumstances, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any acquired business will achieve anticipated revenues and operating results. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Reliance on Government Contracts; Risk of Termination. For the nine months ended June 30, 1998, approximately 43% of the Company's revenues were derived from sales to government agencies. A significant reduction in government funds available for agencies or departments to which Tier supplies IT services, either due to budget cuts or the imposition of budgetary constraints, or a determination by the particular federal, state or foreign government that funding of such agencies or departments should be reduced or discontinued, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Fixed Price Contracts; Budget Overruns. During the nine months ended June 30, 1998, 23.3% of the Company's revenues were generated on a fixed price basis, rather than on a time and materials basis. The Company believes that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow. The Company's failure to estimate accurately the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish prices before project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

  Risks of Conducting International Operations. For the nine months ended June 30, 1998, international operations accounted for 22.0% of the Company's total revenues. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. In addition, a significant portion of the Company's sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, the Company must provide worldwide services, either directly or indirectly. As a result, the Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings. In order to expand international operations, the Company will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that the Company is unable to do so on a timely basis, any growth of the Company in international markets would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

  The Company has evaluated the software used in connection with the Company's services and internal operations to determine whether it will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently believes that its significant systems are Year 2000 compliant and anticipates that it will not incur material costs in connection with achieving Year 2000 compliance. While the Company has received assurances thus far from its technology and service providers that they will be Year 2000 compliant, no assurance can be given that such compliance will in fact exist by the Year 2000. To the extent such providers to the Company are not Year 2000 compliant or the Company discovers issues within its internal systems, such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Volatility of Stock Price. A public market for the Company's Class B Common Stock has existed only since the initial public offering of the Class B Common Stock in December 1997. There can be no assurance that an active public market will be sustained. The market for securities of early stage companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations. Factors such as quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, general conditions in the IT industry or the industries in which Tier's clients compete, changes in earnings estimates by securities analysts and general economic conditions such as recessions or high interest rates could contribute to the volatility of the price of the Class B Common Stock and could cause significant fluctuations. Further, in the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the issuing company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities. There can be no assurance that such litigation will not be instituted in the future with respect to the Company.

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

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  C. Effective April 1, 1998, in partial consideration for the acquisition of certain assets of Simpson Fewster & Co. Pty Limited ("SFC"), the Company issued 48,768 shares of its Class B Common Stock, valued at $712,000, in an unregistered private placement of securities to SFC as trustee for the SFC Unit Trust. The offer and sale of these securities were made in reliance on the exemptions from registration under Section 4(2) and Regulation D of the Securities Act of 1933.

  D.USE OF PROCEEDS:
    (IN THOUSANDS)

                                                              INITIAL PUBLIC
                                                                 OFFERING
                                                             -----------------
   Effective Date of the Company's Registration Statement:   December 16, 1997
   Commission File Number:                                           333-37661
   Allocation of net offering proceeds:
     Paydown of Bank Lines of Credit (1)....................           $ 3,080
     Working capital (2)....................................            13,828
     Capital equipment and leasehold improvements...........               948
     Business acquisitions..................................             6,036
                                                             -----------------
                                                                       $23,892
                                                             =================

--------
(1) This amount was paid to persons other than those described in Item 701(f)(4)(vii)(A).
(2) This amount represents a reasonable estimate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.1    Full Recourse Promissory Note by and between the Registrant and James
         Weaver, dated as of May 22, 1998.
 10.2    Full Recourse Promissory Note by and between the Registrant and James
         Weaver, dated as of May 22, 1998.
 27.1    Financial Data Schedule.

  (b) Reports on Form 8-K.

  Form 8-K, filed on May 7, 1998, pursuant to Item 7 attaching financial statements, pro forma financial information and exhibits related to the acquisition of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tier Technologies, Inc.

Date: August 14, 1998

                                                 /s/ James L. Bildner
                                          By___________________________________
                                                     JAMES L. BILDNER
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER
                                                 (DULY AUTHORIZED OFFICER)


                                                  /s/ George K. Ross
                                          By___________________________________
                                                      GEORGE K. ROSS
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION                            PAGE
 -------                            -----------                            ----
 10.1    Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998..........................
 10.2    Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998..........................
 27.1    Financial Data Schedule.........................................