Form 10-Q/A
period 1997-12-31
TIER TECHNOLOGIES INC
filed 1998-10-21
CIK 1045150

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                                  (MARK ONE)

                               ----------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X]  No [ ]  (2) Yes [ ] No [X]

As of January 21, 1998, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 7,680,888.

This report contains a total of 19 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                           PAGE
                                 PART I -- FINANCIAL INFORMATION                           ----
 Item 1. Condensed Consolidated Financial Statements (unaudited and restated)
         Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30,
          1997..........................................................................    3
         Condensed Consolidated Statements of Income for the three months ended
          December 31, 1997 and 1996....................................................    4
         Condensed Consolidated Statements of Cash Flows for the three months ended
          December 31, 1997 and 1996....................................................    5
         Notes to Condensed Consolidated Financial Statements...........................    6
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations (restated).........................................................    8
                                   PART II -- OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds......................................    17
 Item 4. Submission of Matters to a Vote of Security Holders............................    18
 Item 6. Exhibits and Reports on Form 8-K...............................................    18
 Signatures..............................................................................   19

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

  On October 13, 1998, the Company announced that it would restate its financial statements for the nine-month fiscal year ended September 30, 1997 and for the two subsequent quarters ended December 31, 1997 and March 31, 1998 to reflect changes in accounting for certain payments made in connection with two business combinations. This amended filing contains restated financial information and related disclosures for the year ended September 30, 1997 and the quarter ended December 31, 1997 (See Note 1 to Condensed Consolidated Financial Statements).

  In addition, the weighted average shares outstanding used in computing both basic earnings per share and diluted earnings per share for the periods presented have been changed to reflect the effect of adopting Financial Accounting Standards Board Statement No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 relating to "Earnings per Share," as previously reported in the Company's Form 8-K dated March 9, 1998 (See Note 4 to Condensed Consolidated Financial Statements).

  Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1997         1997
                                                     ------------ -------------
                                                      (RESTATED)   (RESTATED)
                       ASSETS
                       ------
CURRENT ASSETS:
 Cash and cash equivalents..........................   $17,998       $   106
 Accounts receivables, net..........................     6,496         5,906
 Income taxes receivable............................       303           820
 Prepaid expenses and other current assets..........       252           286
                                                       -------       -------
    Total current assets............................    25,049         7,118
Equipment and improvements, net.....................       973           774
Notes receivable from shareholders..................     1,005           942
Deferred financing costs............................       --            224
Other assets........................................     1,589         1,438
                                                       -------       -------
    Total assets....................................   $28,616       $10,496
                                                       =======       =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
 Borrowings under bank lines of credit..............   $   --        $ 1,232
 Accounts payable...................................     1,288         1,374
 Accrued liabilities................................     1,414           652
 Accrued compensation and related liabilities.......     1,185         1,228
 Deferred revenue...................................        23            34
 Notes payable to current and former shareholders...        39            53
 Capital lease obligations due within one year......        18            31
 Deferred income taxes..............................        78           153
                                                       -------       -------
    Total current liabilities.......................     4,045         4,757
Borrowings under bank lines of credit, less current
 portion............................................       --          1,527
Accrued royalties...................................        59            59
Notes payable to current and former shareholders,
 less current portion...............................        58            57
Capital lease obligations, less current portion.....        28            25
Deferred income taxes...............................       110           179
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value.........       --          1,892
  Common stock, no par value........................    24,957         2,949
  Notes receivable from shareholders................    (2,254)       (2,253)
  Foreign currency translation adjustment...........       (66)          (40)
  Retained earnings.................................     1,679         1,344
                                                       -------       -------
    Total shareholders' equity......................    24,316         3,892
                                                       -------       -------
    Total liabilities and shareholders' equity......   $28,616       $10,496
                                                       =======       =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                           (RESTATED) (RESTATED)
Revenues..................................................   $9,150     $4,407
Cost of revenues..........................................    5,680      2,947
                                                             ------     ------
Gross profit..............................................    3,470      1,460
Costs and expenses:
 Selling and marketing....................................      815        398
 General and administrative...............................    1,800        800
 Compensation charge related to business combinations.....      198        --
 Depreciation and amortization............................      150         24
                                                             ------     ------
Income from operations....................................      507        238
Interest income (interest expense), net...................       56        (24)
                                                             ------     ------
Income before income taxes................................      563        214
Provision for income taxes................................      228         85
                                                             ------     ------
Net income................................................   $  335     $  129
                                                             ======     ======
Basic earnings per share..................................   $  .05     $  .03
                                                             ======     ======
Shares used in computing basic earnings per share.........    6,139      4,300
                                                             ======     ======
Diluted earnings per share................................   $  .04     $  .03
                                                             ======     ======
Shares used in computing diluted earnings per share.......    7,464      4,558
                                                             ======     ======


            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          ------------------
                                                             1997        1996
                                                          ------------  --------
                                                          (RESTATED)
OPERATING ACTIVITIES:
Net Income..............................................   $      335   $    129
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................          143         25
 Deferred income taxes..................................         (144)       (94)
 Changes in operating assets and liabilities:
  Accounts receivable, net..............................         (590)       213
  Income taxes receivable...............................          517        (21)
  Prepaid expenses and other current assets.............           34         29
  Other assets..........................................            9        (33)
  Accounts payable and other accrued liabilities........          633         (3)
  Deferred revenue......................................          (11)        41
                                                           ----------   --------
Net cash provided by operating activities...............          926        286
INVESTING ACTIVITIES:
Business combinations, net of cash......................          (52)      (152)
Purchases of equipment and improvements.................         (271)       (96)
Notes receivable from shareholders......................          (63)       --
Other assets............................................         (179)       --
                                                           ----------   --------
Net cash used in investing activities...................         (565)      (248)
FINANCING ACTIVITIES:
Borrowings under bank lines of credit...................        6,911        416
Payments on borrowings on bank lines of credit..........       (9,671)      (134)
Net proceeds from issuance of common stock..............       19,972        --
Deferred financing costs................................          224        --
Exercise of stock options...............................          144        --
Payments on capital lease obligations...................          (10)        (6)
Payments on notes payable to shareholders...............          (13)        (8)
                                                           ----------   --------
Net cash provided by financing activities...............       17,557        268
Effects of exchange rate changes on cash................          (26)       --
                                                           ----------   --------
Net increase in cash and cash equivalents...............       17,892        306
Cash and cash equivalents at beginning of quarter.......          106        --
                                                           ----------   --------
Cash and cash equivalents at end of quarter.............   $   17,998   $    306
                                                           ==========   ========
Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
  Interest..............................................           79         21
                                                           ==========   ========
  Income taxes paid (refunded), net.....................         (145)       150
                                                           ==========   ========
  Equipment acquired under capital lease obligations....          --         --
                                                           ==========   ========
 Conversion of preferred stock..........................        1,892        --
                                                           ==========   ========
 Accrued purchase price and assumed liabilities related
to business combinations................................          --         427
                                                           ==========   ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- RESTATEMENT AND BASIS OF PRESENTATION

  The accompanying restated condensed consolidated balance sheets as of December 31, 1997 and September 30, 1997 and the accompanying restated condensed consolidated statements of income for the three months ended December 31, 1997, have been restated to treat as compensation expense certain payments made in connection with two business combinations that were previously treated as purchase price. The effect of these restatements is to reduce previously reported net income for the three months ended December 31, 1997 by $105,000 (or $0.02 per diluted earnings per share) and to decrease previously reported shareholders' equity at December 31, 1997 and September 30, 1997 by $377,000 and $271,000, respectively. These restatements do not affect previously reported net cash flows and future amortization expenses related to these acquisitions will be based on the reduced and restated purchase price.

  The accompanying consolidated financial statements of Tier Technologies, Inc. (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-
K. Accordingly, reference should be made to the Company's Form S-1 registration statement filed by the Company with the Securities and Exchange Commission on October 10, 1997, as amended, for additional disclosures, including a summary of the Company's accounting policies, which have not changed except as noted herein. The consolidated results of operations for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1998 or any future interim period, and the Company makes no representations related thereto.

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

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are from time and materials contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known. Actual results of contracts may differ from management's estimates and such differences could be material. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $1.5 and $0 million at December 31, 1997 and December 31, 1996, respectively. An unbilled receivable for one client accounted for 18% of total accounts receivable at December 31, 1997.

NOTE 3 -- INITIAL PUBLIC OFFERING

  In December 1997, the Company completed an initial public offering of 3,400,000 shares of its Class B Common Stock at $8.50 per share. Of those shares, 2,725,000 shares were sold by the Company and 675,000

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)

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

  The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

                                                              THREE MONTHS
                                                                  ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                          (RESTATED) (RESTATED)
                                                             (IN THOUSANDS,
                                                               EXCEPT PER
                                                               SHARE DATA)
NUMERATOR:
Net income...............................................   $  335     $  129
DENOMINATOR:
  Weighted-average shares................................    6,139      4,300
                                                            ------     ------
  Denominator for basic earnings per share...............    6,139      4,300
  Effect of dilutive securities:
   Employee stock options................................      969        258
   Convertible preferred stock...........................      356        --
                                                            ------     ------
  Dilutive potential common shares.......................    1,325        258
                                                            ------     ------
  Denominator for diluted earnings per share-adjusted
   weighted-average shares and assumed conversions.......    7,464      4,558
                                                            ======     ======
BASIC EARNINGS PER SHARE.................................   $ 0.05     $ 0.03
                                                            ======     ======
DILUTED EARNINGS PER SHARE...............................   $ 0.04     $ 0.03
                                                            ======     ======

  In January 1998, the underwriters from the Company's initial public offering exercised their over-allotment option and purchased 510,000 additional shares of Class B Common Stock at the initial public offering price.

NOTE 5 -- NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                          THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                       -----------------------
                                                          1997        1996
                                                       ------------  ---------
                                                       (RESTATED)
STATEMENT OF EARNINGS DATA:
Revenues..............................................       100.0%      100.0%
Cost of revenues......................................        62.1%       66.9%
                                                         ---------   ---------
Gross profit..........................................        37.9%       33.1%
Costs and expenses:
  Selling and marketing...............................         8.9%        9.0%
  General and administrative..........................        19.7%       18.2%
  Compensation charge related to business
   combinations.......................................         2.1%        0.0%
  Depreciation and amortization.......................         1.6%        0.5%
                                                         ---------   ---------
  Income from operations..............................         5.6%        5.4%
Interest income (interest expense), net...............         0.6%       (0.5%)
                                                         ---------   ---------
Income before income taxes............................         6.2%        4.9%
Provision for income taxes............................         2.5%        2.0%
                                                         ---------   ---------
Net income............................................         3.7%        2.9%
                                                         =========   =========

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

  Compensation Charge Related to Business Combinations (as restated). Business combination compensation expenses were $198,000, or 2.1% of revenues, for the quarter ended December 31, 1997 as compared to no charge for the quarter ended December 31, 1996. These expenses represent payments made in connection with business combinations based upon the achievement of certain performance criteria and the continued employment of key employee/sellers (See Note 1 to Condensed Consolidated Financial Statements). The increase relates to payments made in connection with the Company's acquisition of certain assets of Albanycrest Limited and Encore Consulting, Inc.

  Depreciation and Amortization Expense (as restated). Depreciation and amortization expense increased to $150,000, or 1.6% of revenues, for the quarter ended December 31, 1997 as compared to $24,000 for the quarter ended December 31, 1996. This increase is due to the amortization of acquired intangible assets and the increased investment in equipment and improvements associated with the addition of new offices and the increase in the Company's workforce.

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

  Provision for Income Taxes (as restated). The Company's effective income tax rate increased to 40.5% for the quarter ended December 31, 1997 from 39.7% for the quarter ended December 31, 1996 due to the expansion of the Company's international operations. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

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

  Net cash provided by operating activities (as restated) was $926,000 and $286,000 for the quarters ended December 31, 1997 and December 31, 1996, respectively. The increase in the quarter ended December 31, 1997 is attributable to the increase in net income, the cash provided by the increase in accounts payable and other accrued liabilities, and the decrease in income taxes receivable. This was partially offset by the increase in accounts receivable as a result of increases in the Company's sales volume.

  Net cash used in investing activities (as restated) totaled $565,000 and $248,000 for the quarters ended December 31, 1997 and December 31, 1996, respectively. For the quarter ended December 31, 1997, the Company made additional purchase price payments on previous acquisitions in addition to the purchase of equipment and improvements.

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

  D. USE OF PROCEEDS*: (IN THOUSANDS)

   Effective Date of the Company's
    Registration Statement:         December 16, 1997
   Commission File Number:          333-37661
   Date Offering Commenced:         December 16, 1997
   Date Offering Completed:         Upon the sale of all the shares registered
   Names of Managing Underwriters:  Adams, Harkness & Hill, Inc.
                                     NationsBanc Montgomery Securities, Inc.
   Class of Securities Registered:  Class B Common Stock
   Shares Registered and Sold:        3,400
   Sold by Company                    2,725
   Sold by Selling Shareholders         675
   Aggregate Price of Offering
    Amount Registered and Sold:     $28,900
   Gross Proceeds to Company        $23,162
   Gross Proceeds to Selling
    Shareholders                    $ 5,738
   Underwriter's discounts and
    commissions Charged to the
    Company (2)                     $ 1,621
   Other issuance costs (1) (2)
    (net of expenses borne by
    selling shareholders)           $ 1,569
   Total expenses to the Company    $ 3,190
   Net offering proceeds to the
    Company $19,972
   Approximate use of net offering
    proceeds through December 31,
    1997:
   Paydown of Bank Lines of Credit
    (2)                             $ 3,080
   Working capital (1)                  --
                                    -------
                                    $ 3,080
   Temporary investments:
   Cash and cash equivalents        $16,892

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

  a. Exhibits

      EXHIBIT
      NUMBER    DESCRIPTION
      -------   -----------------------
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

Date: October 21, 1998

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

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION                             PAGE
 -------                            -----------                             ----
  27.1   Financial Data Schedule..........................................