Form 10-Q/A
period 1998-03-31
TIER TECHNOLOGIES INC
filed 1998-10-21
CIK 1045150

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

  This report contains a total of 23 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 PART I -- FINANCIAL INFORMATION
                                                                                         PAGE
                                                                                         ----
 Item 1. Condensed Consolidated Financial Statements (unaudited and restated)
         Condensed Consolidated Balance Sheets as of March 31, 1998 and September 30,
          1997.........................................................................    4
         Condensed Consolidated Statements of Income for the three and six months
          ended March 31, 1998 and 1997................................................    5
         Condensed Consolidated Statements of Cash Flows for the six months
          ended March 31, 1998 and 1997................................................    6
         Notes to Condensed Consolidated Financial Statements..........................    7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations (restated).....................................................   10
                                  PART II -- OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds.....................................   21
 Item 6. Exhibits and Reports on Form 8-K..............................................   22
 Signatures.............................................................................  23

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

  On October 13, 1998, the Company announced that it would restate its financial statements for the nine-month fiscal year ended September 30, 1997 and for the two subsequent quarters ended December 31, 1997 and March 31, 1998 to reflect changes in accounting for certain payments made in connection with two business combinations. This amended filing contains restated financial information and related disclosures for the year ended September 30, 1997 and the quarter and six-month period ended March 31, 1998 (See Note 1 to Condensed Consolidated Financial Statements).

  Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

SAFE HARBOR PROVISION

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 15 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      MARCH 31,  SEPTEMBER 30,
                                                         1998        1997
                                                      ---------- -------------
                                                      (RESTATED)  (RESTATED)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 7,072      $   106
  Short-term investments.............................    8,223          --
  Accounts receivables, net..........................    9,224        5,906
  Income taxes receivable............................      --           820
  Prepaid expenses and other current assets..........      499          286
                                                       -------      -------
    Total current assets.............................   25,018        7,118
Equipment and improvements, net......................    1,274          774
Notes and accrued interest receivable from related
 parties.............................................    1,178        1,012
Deferred financing costs.............................      --           224
Acquired intangibles, net............................    6,405        1,300
Other assets.........................................      635           68
                                                       -------      -------
    Total assets.....................................  $34,510      $10,496
                                                       =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowing under bank lines of credit...............  $   --       $ 1,232
  Accounts payable...................................    1,403        1,374
  Accrued liabilities................................    1,263          652
  Accrued compensation and related liabilities.......    1,568        1,228
  Income taxes payable...............................      271          --
  Deferred income....................................       81           34
  Notes payable to current and former shareholders...       32           53
  Capital lease obligations due within one year......       33           31
  Deferred income taxes..............................        4          153
                                                       -------      -------
    Total current liabilities........................    4,655        4,757
Borrowings under bank lines of credit, less current
 portion.............................................      --         1,527
Accrued royalties....................................       59           59
Notes payable to current and former shareholders,
 less current portion................................       52           57
Capital lease obligations, less current portion......       76           25
Deferred income taxes................................       41          179
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value..........      --         1,892
  Common stock, no par value.........................   29,544        2,949
  Notes receivable from shareholders.................   (2,159)      (2,253)
  Foreign currency translation adjustment............      (96)         (40)
  Retained earnings..................................    2,338        1,344
                                                       -------      -------
    Total shareholders' equity.......................   29,627        3,892
                                                       -------      -------
    Total liabilities and shareholders' equity.......  $34,510      $10,496
                                                       =======      =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SIX MONTHS
                                     THREE MONTHS ENDED           ENDED
                                          MARCH 31,             MARCH 31,
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
                                    (RESTATED) (RESTATED) (RESTATED) (RESTATED)
Revenues..........................   $12,672     $6,799    $21,823    $11,206
Cost of revenues..................     8,756      4,729     14,437      7,676
                                     -------     ------    -------    -------
Gross profit......................     3,916      2,070      7,386      3,530
Costs and expenses:
 Selling and marketing............       601        473      1,416        871
 General and administrative.......     1,903      1,207      3,703      2,007
 Compensation charge related to
  business combinations...........       354         50        552         50
 Depreciation and amortization....       219         59        369         83
                                     -------     ------    -------    -------
Income from operations............       839        281      1,346        519
Interest income (interest
 expense), net....................       269        (28)       324        (52)
                                     -------     ------    -------    -------
Income before income taxes........     1,108        253      1,670        467
Provision for income taxes........       449        101        676        186
                                     -------     ------    -------    -------
Net income........................   $   659     $  152    $   994    $   281
                                     =======     ======    =======    =======
Basic net income per share........   $   .07     $  .03    $   .13    $   .06
                                     =======     ======    =======    =======
Shares used in computing basic net
 income per share.................     9,214      4,952      7,643      4,619
                                     =======     ======    =======    =======
Diluted net income per share......   $   .06     $  .03    $   .11    $   .06
                                     =======     ======    =======    =======
Shares used in computing diluted
 net income per share.............    10,493      5,111      8,953      4,793
                                     =======     ======    =======    =======


            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            FOR THE SIX MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                           (RESTATED) (RESTATED)
OPERATING ACTIVITIES
 Net income..............................................   $   994     $  281
 Adjustments to reconcile net income to net cash (used
  in) provided by operating activities:
   Depreciation and amortization.........................       355         82
   Provision for doubtful accounts.......................        50         63
   Deferred income taxes.................................      (288)      (113)
   Changes in operating assets and liabilities:
     Accounts receivable.................................    (3,369)    (1,962)
     Income taxes receivable.............................       --        (727)
     Prepaid expenses and other current assets...........       (83)      (649)
     Other assets........................................      (534)       (68)
     Accounts payable and accrued liabilities............     1,389      2,049
     Income taxes payable................................     1,092        --
     Deferred income.....................................        47        --
                                                            -------     ------
     Net cash used in operating activities...............      (347)    (1,044)
INVESTING ACTIVITIES
Purchase of equipment and improvements...................      (600)      (171)
Notes and accrued interest receivable from related
 parties.................................................      (167)       --
Business combinations, net of cash acquired..............    (5,015)    (1,167)
Purchases of available-for-sale securities...............    (9,283)       --
Sales of available-for-sale securities...................     1,060        --
Other assets.............................................      (180)       --
                                                            -------     ------
Net cash used in investing activities....................   (14,185)    (1,338)
FINANCING ACTIVITIES
Borrowings under bank lines of credit....................     6,912      1,903
Payments of borrowings on bank lines of credit...........    (9,670)      (134)
Net proceeds from issuance of common stock...............    23,892        --
Repayment by shareholder on note receivable..............        95        --
Deferred financing costs.................................       224        --
Exercise of stock options................................       145        --
Tax benefit of exercise of stock option..................       --         674
Payments on capital lease obligations....................       (18)       (17)
Payments on notes payable to shareholders................       (26)       (20)
                                                            -------     ------
Net cash provided by financing activities................    21,554      2,406
Effect of exchange rate changes on cash..................       (56)       --
                                                            -------     ------
Net increase in cash and cash equivalents................     6,966         24
Cash and cash equivalents at beginning of period.........       106        --
                                                            -------     ------
Cash and cash equivalents at end of period...............   $ 7,072     $   24
                                                            =======     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest paid.........................................   $    83     $   65
                                                            =======     ======
   Income taxes paid (refunded), net.....................   $  (127)    $  302
                                                            =======     ======
   Equipment acquired under capital lease obligations....   $    71     $  --
                                                            =======     ======
Common stock issued in exchange for notes receivable.....   $   --      $2,196
                                                            =======     ======
Accrued purchase price and assumed liabilities related to
 business combinations...................................   $   --      $  546
                                                            =======     ======
Conversion of preferred stock into common stock..........   $ 1,892     $  --
                                                            =======     ======
Common stock issued in business combination..............   $   666     $  --
                                                            =======     ======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- RESTATEMENT AND BASIS OF PRESENTATION

  The accompanying restated condensed consolidated balance sheets as of March 31, 1998 and September 30, 1997, and the accompanying restated condensed consolidated statements of income for the three and six months ended March 31, 1998, have been restated to treat as compensation expense certain payments made in connection with two business combinations that were previously treated as purchase price. The effect of these restatements is to reduce previously reported net income for the three and six months ended March 31, 1998 by $191,000 (or $0.02 per diluted earnings per share) and $297,000 (or $0.03 per diluted earnings per share), respectively, and to decrease previously reported shareholders' equity at March 31, 1998 and September 30, 1997 by $568,000 and $271,000, respectively. These restatements do not affect previously reported net cash flows and future amortization expenses related to these acquisitions will be based on the reduced and restated purchase price.

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

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ materially from management's estimates. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation, or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $2,241,322 and $15,843 at March 31, 1998 and March 31, 1997, respectively.
Unbilled receivable for one client accounted for 16% of total accounts receivables at March 31, 1998.

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)


  Revenues derived from governmental agencies were $9,783,201 for the six months ended March 31, 1998. Also during the six months ended March 31, 1998, the Company recorded $1,887,950 in software sublicense revenue from one customer.

NOTE 3 -- ACQUISITION

  On March 1, 1998 the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited (collectively, "Sancha Group"), Australian entities which provided computer systems consulting services. The cost of the acquisition totaled
$5.2 million of which $4.6 million was paid in cash and the remainder through the issuance of 51,213 shares of Class B Common Stock. The acquisition was accounted for as a purchase. Intangible assets in the amount of $5.2 million are being amortized over a period of 8 to 15 years. A contingent payment totaling approximately $297,000 will be paid in three equal installments over May, June and July of 1998 if certain performance targets are met. Additional contingent payments up to $1.3 million may be paid by May 15, 2000 if certain performance targets are met. The accompanying condensed consolidated financial statements include the results of operations of this acquisition for the period subsequent to the acquisition date. Selected pro forma financial information that gives effect to the acquisition of Sancha Group and other businesses was included in the Company's Form 8-K/A, Amendment No. 2, filed with the Securities and Exchange Commission on October 21, 1998 and is incorporated by reference herein.

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

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)


NOTE 5 -- EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted net income per share :

                                        THREE MONTHS           SIX MONTHS
                                           ENDED:                ENDED:
                                          MARCH 31,             MARCH 31,
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
                                    (RESTATED) (RESTATED) (RESTATED) (RESTATED)
                                                  (IN THOUSANDS,
                                              EXCEPT PER SHARE DATA)
NUMERATOR:
  Net income......................   $   659     $  152     $  994     $  281
                                     =======     ======     ======     ======
DENOMINATOR:
  Weighted-average common shares
   outstanding....................     9,214      4,952      7,643      4,619
                                     -------     ------     ------     ------
  Denominator for basic net income
   per share                           9,214      4,952      7,643      4,619
  Effect of dilutive securities:
    Common stock options..........     1,279        159      1,130        174
    Convertible preferred stock...       --         --         180        --
                                     -------     ------     ------     ------
Dilutive common stock
 equivalents......................     1,279        159      1,310        174
                                     -------     ------     ------     ------
Denominator for diluted net income
 per share-
weighted-average shares and common
 stock equivalents................    10,493      5,111      8,953      4,793
                                     =======     ======     ======     ======
BASIC NET INCOME PER SHARE........   $  0.07     $ 0.03     $ 0.13     $ 0.06
                                     =======     ======     ======     ======
DILUTED NET INCOME PER SHARE......   $  0.06     $ 0.03     $ 0.11     $ 0.06
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

  From December 1996 through March 31, 1998, the Company made six acquisitions for a total purchase price of approximately $7.5 million (as restated) in cash and shares of Class B common stock, excluding future contingent payments. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense when the amount is deemed probable to be made. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base and technical expertise and to supplement its human resources. International operations accounted for 19.1% and 13.7%, of revenues for the six months ended March 31, 1998 and the fiscal year ended September 30, 1997, respectively. The

Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies. The Company does not generally engaged in hedging transactions, but may do so in the future.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                        THREE MONTHS           SIX MONTHS
                                       ENDED MARCH 31,       ENDED MARCH 31,
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
                                    (RESTATED) (RESTATED) (RESTATED) (RESTATED)
STATEMENT OF EARNINGS DATA:
Revenues...........................   100.0%     100.0%     100.0%     100.0%
Cost of revenues...................    69.1%      69.6%      66.2%      68.5%
                                      -----      -----      -----      -----
Gross profit.......................    30.9%      30.4%      33.8%      31.5%
Costs and expenses:
  Selling and marketing............     4.7%       7.0%       6.5%       7.8%
  General and administrative.......    15.0%      17.7%      17.0%      17.9%
  Compensation charge related to
   business combinations...........     2.8%       0.7%       2.5%       0.4%
  Depreciation and amortization....     1.8%       0.9%       1.6%       0.7%
                                      -----      -----      -----      -----
  Income from operations...........     6.6%       4.1%       6.2%       4.7%
Interest (income) expense, net.....    (2.1%)      0.4%      (1.5%)      0.5%
                                      -----      -----      -----      -----
Income before income taxes.........     8.7%       3.7%       7.7%       4.2%
Provisions for income taxes........     3.5%       1.5%       3.1%       1.7%
                                      -----      -----      -----      -----
Net income.........................     5.2%       2.2%       4.6%       2.5%
                                      =====      =====      =====      =====

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

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 57.7% to $1.9 million for the three months ended March 31, 1998 from $1.2 million in the three months ended March 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 15.0% for the three months ended March 31, 1998 from 17.7% in the three months ended March 31, 1997. The increase in total expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company.

  Compensation Charge Related to Business Combinations (as restated). Business combination compensation expenses were $354,000, or 2.8% of revenues, for the quarter ended March 31, 1998, as compared to $50,000, or 0.7% of revenues, for the quarter ended March 31, 1997. These expenses represent payments made in connection with business combinations based upon the achievement of certain performance criteria and the continued employment of key employee/sellers (See
Note 1 to Condensed Consolidated Financial Statements). The increase was primarily attributable to payments made in connection with the Company's acquisition of certain assets of Albanycrest Limited and Encore Consulting, Inc.

  Depreciation and Amortization (as restated). Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions. Depreciation and amortization increased 271.2% to $219,000 for the three months ended March 31, 1998 from $59,000 in the three months ended March 31, 1997. As a percentage of revenues, depreciation and amortization increased to 1.8% for the three months ended March 31, 1998 from 0.9% in the three months ended March 31, 1997. The increase in total depreciation and amortization expense was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

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

  Provision for Income Taxes (as restated). Provision for income taxes increased 344.6% to $449,000 for the three months ended March 31, 1998 from $101,000 in the three months that ended March 31, 1997. The effective tax rate for the three months ended March 31, 1998 was 40.5%, compared to 39.9% for the three months ended March 31, 1997.

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

  Compensation Charge Related to Business Combinations (as restated). Business combination compensation expenses were $552,000, or 2.5% of revenues, for the six months ended March 31, 1998 as compared to $50,000, or 0.4% of revenues, for the six months ended March 31, 1997. The increase was primarily attributable to payments made in connection with the Company's acquisition of certain assets of Albanycrest Limited and Encore Consulting, Inc.

  Depreciation and Amortization (as restated). Depreciation and amortization increased 344.6% to $369,000 for the six months ended March 31, 1998 from $83,000 in the six months ended March 31, 1997. As a percentage of revenues, depreciation and amortization increased to 1.6% for the six months ended March 31, 1998 from 0.7% in the six months ended March 31, 1997. The increase in total depreciation and amortization expenses was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

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

  Provision for Income Taxes (as restated). Provision for income taxes increased 263.4% to $676,000 for the six months ended March 31, 1998 from $186,000 in the six months ended March 31, 1997. The effective tax rate for the six months ended March 31, 1998 was 40.5%, compared to 39.8% for the six months ended March 31, 1997.

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

  Net cash used in operating activities (as restated) was $347,000 and $1.0 million for the six months ended March 31, 1998 and March 31, 1997, respectively. Receivables increased as a result of increases in sales volume, which was partially offset by increased accounts payable and accrued expenses during the period.

  Net cash used in investing activities (as restated) totaled $14.2 million and $1.3 million for the six months ended March 31, 1998 and March 31, 1997, respectively. In the six months ended March 31, 1998, the Company made significant purchases of marketable securities, made an acquisition and purchased equipment and leasehold improvements. For the six months ended March 31, 1997, these activities consisted primarily of several acquisitions in addition to the purchase of equipment and leasehold improvements.

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

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 C. USE OF PROCEEDS*:
   (IN THOUSANDS)

   Effective Date of the Company's  December 16, 1997
    Registration Statement:
   Commission File Number:          333-37661
   Date Offering Commenced:         December 16, 1997
   Date Offering Completed:         Upon the sale of all the shares registered
   Names of Managing Underwriters:  Adams, Harkness & Hill, Inc.
                                    NationsBanc Montgomery Securities LLC
   Class of Securities Registered:  Class B Common Stock
   Shares Registered and Sold:        3,910
     Sold by Company (including       3,235
      over-allotment option)
     Sold by Selling Shareholders       675
   Aggregate Price of Offering      $33,235
    Amount Registered and Sold:
     Gross Proceeds to Company      $27,497
     Gross Proceeds to Selling      $ 5,738
      Shareholders
   Underwriter's discounts and
    commissions
    Charged to the Company (2)      $ 1,924
   Other issuance costs (2)
     (net of expenses borne by      $ 1,681
                                    -------
      selling shareholders)
     Total expenses to the Company  $ 3,605
                                    -------
   Net offering proceeds to the     $23,892
                                    =======
    Company

   Approximate use of net offering
    proceeds through March 31,
    1998:
     Paydown of Bank Lines of       $ 3,080
      Credit (2)
     Working capital (1)              --
     Capital equipment and          $   600
      leasehold improvements
     Business acquisitions          $ 5,492
                                    -------
                                    $ 9,172
   Temporary investments:
     Cash, cash equivalents and     $14,720
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   EXHIBIT
   NUMBER                              DESCRIPTION
   ------- -------------------------------------------------------------------
   10.1*   Business Purchase Agreement, dated as of February 26, 1998, and
           Amendment, dated March 20, 1998, by and among the Sancha Computer
           Services Pty. Limited, Sancha Software Development Pty. Limited and
           Tier Technologies (Australia) Pty. Limited
   10.2**  Revolving Credit Agreement by and between the Registrant, Tier
           Technologies (United Kingdom) Inc. and BankBoston, N.A.
   10.3**  Agreement for provision of consulting services by and between the
           Registrant and Humana Inc.
   10.4**  Second Amended and Restated Employment Agreement by and between the
           Registrant and James L. Bildner, dated as of February 16, 1998
   10.5**  Second Amended and Restated Employment Agreement by and between the
           Registrant and William G. Barton, as of February 16, 1998
   10.6**  Second Amended and Restated Employment Agreement by and between the
           Registrant and George K. Ross, as of February 16, 1998
   27.1    Financial Data Schedule

--------
* Filed as an exhibit to the Registrant's Form 8-K/A dated May 7, 1998, and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Registration Statement on Form S-1
   (No. 333-52065) filed on May 7, 1998, and incorporated herein by reference.

b. Reports on Form 8-K

  (1) Form 8-K, filed March 9, 1998, pursuant to Item 5 related to the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 relating to "Earnings per Share."

  (2) Form 8-K, filed March 27, 1998, pursuant to Item 2 related to the acquisition of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited.

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