Form 10-Q/A
period 1998-06-30
TIER TECHNOLOGIES INC
filed 1998-10-21
CIK 1045150

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
   Item 1. Condensed Consolidated Financial Statements (unaudited and restated)
           Condensed Consolidated Balance Sheets as of June 30, 1998 and
            September 30, 1997...........................................    3
           Condensed Consolidated Statements of Income for the three and
            nine months ended June 30, 1998 and 1997.....................    4
           Condensed Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1998 and 1997..........................    5
           Notes to Condensed Consolidated Financial Statements..........    6
   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations (restated).........................    9

                         PART II -- OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds.....................   20
   Item 6. Exhibits and Reports on Form 8-K..............................   20
   Signatures.............................................................  21

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

  On October 13, 1998, the Company announced that it would restate its financial statements for the nine-month fiscal year ended September 30, 1997 and for the two subsequent quarters ended December 31, 1997 and March 31, 1998 to reflect changes in accounting for certain payments made in connection with two business combinations. This amended filing contains restated financial information and related disclosures for the year ended September 30, 1997 and the nine-month period ended June 30, 1998 (See Note 1 to Condensed Consolidated Financial Statements).

  Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). When used in this report, the words "believes," "expects," "anticipates," "intends," "estimates," "should," "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 14 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         JUNE 30,  SEPTEMBER 30,
                                                           1998        1997
                                                        ---------- -------------
                                                        (RESTATED)  (RESTATED)
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents...........................   $33,136      $   106
  Short-term investments..............................    10,220          --
  Accounts receivable, net............................    12,530        5,906
  Income taxes receivable.............................        27          820
  Prepaid expenses and other current assets...........       902          286
                                                         -------      -------
    Total current assets..............................    56,815        7,118
Equipment and improvements, net.......................     1,708          774
Notes receivable from related parties.................     1,203          942
Deferred financing costs..............................       --           224
Acquired intangibles, net.............................     7,058        1,300
Other assets..........................................     1,005          138
                                                         -------      -------
    Total assets......................................   $67,789      $10,496
                                                         =======      =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Borrowings under bank lines of credit...............   $   --       $ 1,232
  Accounts payable....................................     1,233        1,374
  Accrued liabilities.................................     2,393          652
  Accrued compensation and related liabilities........     1,531        1,228
  Deferred income.....................................       335           34
  Notes payable to current and former shareholders....        26           53
  Capital lease obligations due within one year.......        72           31
  Deferred income taxes...............................       --           153
                                                         -------      -------
    Total current liabilities.........................     5,590        4,757
Borrowings under bank lines of credit, less current
 portion..............................................       --         1,527
Accrued royalties.....................................        59           59
Notes payable to current and former shareholders, less
 current portion......................................        45           57
Capital lease obligations, less current portion.......       163           25
Deferred income taxes.................................       --           179
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value...........       --         1,892
  Common stock, no par value..........................    61,904        2,949
  Deferred compensation...............................      (701)         --
  Notes receivable from shareholders..................    (2,159)      (2,253)
  Foreign currency translation adjustment.............      (649)         (40)
  Retained earnings...................................     3,537        1,344
                                                         -------      -------
    Total shareholders' equity........................    61,932        3,892
                                                         -------      -------
    Total liabilities and shareholders' equity........   $67,789      $10,496
                                                         =======      =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS         NINE MONTHS
                                             ENDED                ENDED
                                            JUNE 30,            JUNE 30,
                                       ------------------ ---------------------
                                        1998      1997       1998       1997
                                       ------- ---------- ---------- ----------
                                               (RESTATED) (RESTATED) (RESTATED)
Revenues.............................. $14,890   $7,342    $36,713    $18,548
Cost of revenues......................   9,241    4,814     23,678     12,492
                                       -------   ------    -------    -------
Gross profit..........................   5,649    2,528     13,035      6,056
Costs and expenses:
  Selling and marketing...............     800      641      2,217      1,512
  General and administrative..........   2,725    1,531      6,428      3,536
  Compensation charge related to
   business combinations..............      94       50        646        100
  Depreciation and amortization.......     337       79        706        162
                                       -------   ------    -------    -------
Income from operations................   1,693      227      3,038        746
Interest income (interest expense),
 net..................................     219      (33)       544        (85)
                                       -------   ------    -------    -------
Income before income taxes............   1,912      194      3,582        661
Provision for income taxes............     713       77      1,390        263
                                       -------   ------    -------    -------
Net income............................ $ 1,199   $  117    $ 2,192    $   398
                                       =======   ======    =======    =======
Basic net income per share............ $   .12   $  .02    $   .26    $   .08
                                       =======   ======    =======    =======
Shares used in computing basic net
 income per share.....................   9,848    5,620      8,378      4,953
                                       =======   ======    =======    =======
Diluted net income per share.......... $   .11   $  .02    $   .22    $   .08
                                       =======   ======    =======    =======
Shares used in computing diluted net
 income per share.....................  11,373    5,912      9,760      4,963
                                       =======   ======    =======    =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 FOR THE
                                                            NINE MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                          (RESTATED) (RESTATED)
OPERATING ACTIVITIES:
Net income..............................................   $  2,192   $   398
Adjustments to reconcile net income to net cash used in
 operating activities:
 Depreciation and amortization..........................        653       161
 Provision for doubtful accounts........................         50       --
 Deferred income taxes..................................       (399)     (232)
 Changes in operating assets and liabilities:
   Accounts receivable..................................     (6,558)   (1,318)
   Income taxes receivable..............................        --       (844)
   Prepaid expenses and other current assets............       (636)      (71)
   Other assets.........................................       (850)     (273)
   Accounts payable and accrued liabilities.............      1,728     1,753
   Income taxes payable.................................        793       --
   Deferred income......................................        301       119
                                                           --------   -------
Net cash used in operating activities...................     (2,726)     (307)
INVESTING ACTIVITIES:
Purchase of equipment and improvements..................       (948)     (352)
Notes and accrued interest receivable from related
 parties................................................       (192)     (849)
Business combinations, net of cash acquired.............     (5,465)   (1,470)
Purchases of available-for-sale securities..............    (13,283)      --
Sales of available-for-sale securities..................      1,063       --
Maturities of available-for-sale securities.............      2,000       --
                                                           --------   -------
Net cash used in investing activities...................    (16,825)   (2,671)
FINANCING ACTIVITIES:
Borrowings under bank lines of credit...................      6,912     4,626
Payments of borrowings on bank lines of credit..........     (9,671)   (1,965)
Net proceeds from issuance of common stock..............     54,772       --
Repayment by shareholder on note receivable.............         95       --
Exercise of stock options...............................        495       --
Tax benefit of exercise of stock options................        314       674
Employee stock purchase plan............................        116       --
Payments on capital lease obligations...................        (28)      (28)
Deferred financing costs................................        224       --
Payments on notes payable to shareholders...............        (39)      (33)
                                                           --------   -------
Net cash provided by financing activities...............     53,190     3,274
Effect of exchange rate changes on cash.................       (609)      (37)
                                                           --------   -------
Net increase in cash and cash equivalents...............     33,030       259
Cash and cash equivalents at beginning of period........        106       --
                                                           --------   -------
Cash and cash equivalents at end of period..............   $ 33,136   $   259
                                                           ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest paid..........................................   $     88   $   136
                                                           ========   =======
 Income taxes paid (refunded), net......................   $    683   $   615
                                                           ========   =======
 Equipment acquired under capital lease obligations.....   $    207   $   --
                                                           ========   =======
Common stock issued in exchange for notes receivable....   $    --    $ 2,196
                                                           ========   =======
Accrued purchase price and assumed liabilities related
 to business combinations...............................   $    175   $   177
                                                           ========   =======
Conversion of preferred stock into common stock.........   $  1,892   $   --
                                                           ========   =======
Common stock issued in business combinations............   $    666   $   --
                                                           ========   =======
Restricted stock held in escrow for employees...........   $    701   $   --
                                                           ========   =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- RESTATEMENT AND BASIS OF PRESENTATION

  The accompanying restated condensed consolidated balance sheets as of June 30, 1998 and September 30, 1997, and the accompanying restated condensed consolidated statements of income for the nine months ended June 30, 1998, have been restated to treat as compensation expense certain payments made in connection with two business combinations that were previously treated as purchase price. The effect of these restatements is to reduce previously reported net income for the nine months ended June 30, 1998 by $297,000 (or $0.04 per diluted net income per share) and to decrease previously reported shareholders' equity at June 30, 1998 and September 30, 1997 by $1,269,000 and $271,000, respectively. These restatements do not affect previously reported net cash flows and future amortization expenses related to these acquistions will be based on the reduced and restated purchase price.

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

  Certain reclassifications have been made to the financial statements to conform to the current year's presentation.

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are derived from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ materially from management's estimates. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $3,025,097 and $219,579 at June 30, 1998 and June 30, 1997, respectively.
Unbilled receivable for one client accounted for 14.1% of total accounts receivables at June 30, 1998.

  Revenues derived from governmental agencies were $15,781,279 for the nine months ended June 30, 1998.

                            TIER TECHNOLOGIES, INC.

                                  (UNAUDITED)


NOTE 3 -- ACQUISITION

  Effective April 1, 1998, the Company acquired certain assets and liabilities of Simpson Fewster & Co. Pty Limited ("SFC"), an Australian entity which provided IT consulting services to develop and implement call center applications. The cost of the acquisition totaled approximately $788,000 which was paid in cash. The SFC acquisition was accounted for as a purchase. Additional contingent payments may be paid based on the achievement of future performance targets and the continued employment of certain key employee/sellers with the Company. These payments will be charged as compensation expense at the time the payments are deemed probable to be made. In addition, 48,768 shares of the Company's Class B common stock, valued as of the date of the acquisition at approximately $701,000, were issued and are held in escrow and will be released over three years provided that the key employee/sellers are employed by the Company on the release dates. The value of these shares has been reflected as deferred compensation on the balance sheet and will be amortized over the three year vesting period. The accompanying condensed consolidated financial statements include the results of operations of this acquisition for the period subsequent to the acquisition date.

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

NOTE 5 -- EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted net income per share:

                                        THREE MONTHS           NINE MONTHS
                                            ENDED                 ENDED
                                          JUNE 30,              JUNE 30,
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
                                    (RESTATED) (RESTATED) (RESTATED) (RESTATED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   NUMERATOR:
     Net income...................   $ 1,199     $  117     $2,192     $  398
                                     =======     ======     ======     ======
   DENOMINATOR:
     Weighted-average common
      shares outstanding..........     9,848      5,620      8,378      4,953
                                     -------     ------     ------     ------
     Denominator for basic net
      income per share............     9,848      5,620      8,378      4,953
     Effect of dilutive
      securities:
       Common stock options.......     1,492        292      1,251         10
       Restricted stock...........        33        --          11        --
       Convertible preferred
        stock.....................       --         --         120        --
                                     -------     ------     ------     ------
   Dilutive common stock
    equivalents...................     1,525        292      1,382         10
                                     -------     ------     ------     ------
   Denominator for diluted net
    income per share-weighted-
    average shares and common
    stock equivalents.............    11,373      5,912      9,760      4,963
                                     =======     ======     ======     ======
   BASIC NET INCOME PER SHARE.....   $   .12     $  .02     $  .26     $  .08
                                     =======     ======     ======     ======
   DILUTED NET INCOME PER SHARE...   $   .11     $  .02     $  .22     $  .08
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

NOTE 7 -- SUBSEQUENT EVENT

  Effective August 1, 1998, the Company acquired certain assets and assumed certain liabilities of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), an information technology consulting firm that specialized in providing strategic project management services, through Tier Technologies (Australia) Pty Limited, a wholly owned subsidiary of the Company. The Company purchased certain assets of Infact for approximately $5.25 million (AUD) in cash which payments were accounted for as purchase price. Up to an additional $2.2 million (AUD) and approximately 50,000 shares of Tier's Class B Common Stock may be paid to Infact based on the achievement of performance targets over the next two years. Approximately 71% of such payments will be accounted for as additional purchase price and the remaining payments will be treated as compensation expense at the time the payments are deemed probable to be made because such payments are contingent, in part, on the continuing employment of a key employee/seller.

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

  From December 1996 through June 30, 1998, the Company made seven acquisitions for a total purchase price of approximately $8.4 million in cash and shares of Class B Common Stock, excluding future contingent payments.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                         THREE MONTHS           NINE MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                     --------------------- ---------------------
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
                                     (RESTATED) (RESTATED) (RESTATED) (RESTATED)
   Revenues........................    100.0%     100.0%     100.0%     100.0%
   Cost of revenues................     62.1%      65.6%      64.5%      67.3%
                                       -----      -----      -----      -----
   Gross profit....................     37.9%      34.4%      35.5%      32.7%
   Costs and expenses:
     Selling and marketing.........      5.4%       8.7%       6.0%       8.1%
     General and administrative....     18.3%      20.8%      17.5%      19.1%
     Compensation charge related to
      business combinations........      0.6%       0.7%       1.8%       0.5%
     Depreciation and amortization.      2.3%       1.1%       1.9%       0.9%
                                       -----      -----      -----      -----
   Income from operations..........     11.3%       3.1%       8.3%       4.1%
   Interest income (expense), net..      1.5%      (0.5)%      1.5%      (0.5)%
                                       -----      -----      -----      -----
   Income before income taxes......     12.8%       2.6%       9.8%       3.6%
   Provision for income taxes......      4.8%       1.0%       3.8%       1.4%
                                       -----      -----      -----      -----
   Net income......................      8.0%       1.6%       6.0%       2.2%
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

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions and advertising and marketing expenditures. Selling and marketing expenses increased 24.9% to $800,000 for the three months ended June 30, 1998 from $641,000 in the three months ended June 30, 1997. As a percentage of revenues, selling and marketing expenses decreased to 5.4% for the three months ended June 30, 1998 from 8.7% in the three months ended June 30, 1997. The increase in total expenses was primarily attributable to the addition of sales and marketing personnel and increased advertising and marketing efforts.

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

  Compensation Charge Related to Business Combinations (as restated). Business combination compensation expenses were $94,000, or 0.6% of revenues, for the quarter ended June 30, 1998, as compared to $50,000, or 0.7% of revenues, for the quarter ended June 30, 1997. These expenses represent payments made in connection with business combinations based upon the achievement of certain performance criteria and the continued employment of key employee/sellers (See
Note 1 to Condensed Consolidated Financial Statements). The increase was primarily attributable to payments made in connection with the Company's acquisition of certain assets of Albanycrest Limited and Encore Consulting, Inc.

  Depreciation and Amortization (as restated). Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions. Depreciation and amortization increased 326.6% to $337,000 for the three months ended June 30, 1998 from $79,000 in the three months ended June 30, 1997. As a percentage of revenues, depreciation and amortization increased to 2.3% for the three months ended June 30, 1998 from 1.1% in the three months ended June 30, 1997. The increase in total depreciation and amortization expense was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

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

  Provision for Income Taxes (as restated). The provision for income taxes increased 826.0% to $713,000 for the three months ended June 30, 1998 from $77,000 in the three months ended June 30, 1997. The effective tax rate for the three months ended June 30, 1998 was 37.3%, compared to 39.8% for the three months ended June 30, 1997. The reduction in the effective tax rate was due to the tax benefit from tax-advantaged investments. The Company anticipates its effective tax rate for the fiscal year ending September 30, 1998 will be 39.0%. The actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

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

  Selling and Marketing. Selling and marketing expenses increased 46.6% to $2.2 million for the nine months ended June 30, 1998 from $1.5 million in the nine months ended June 30, 1997. As a percentage of revenues, selling and marketing expenses decreased to 6.0% for the nine months ended June 30, 1998 from 8.1% in the nine months ended June 30, 1997. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel and the Company's increased advertising and marketing efforts and was partially offset by the use of sales and marketing personnel in direct project startup expenditures included in cost of revenues.

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

  Compensation Charge Related to Business Combinations (as restated). Business combination compensation expenses were $646,000, or 1.8% of revenues, for the nine months ended June 30, 1998 as compared to $100,000, or 0.5% of revenues, for the nine months ended June 30, 1997. The increase was primarily attributable to payments made in connection with the Company's acquisition of certain assets of Albanycrest Limited and Encore Consulting, Inc.

  Depreciation and Amortization (as restated). Depreciation and amortization increased 335.8% to $706,000 for the nine months ended June 30, 1998 from $162,000 in the nine months ended June 30, 1997. As a percentage of revenues, depreciation and amortization increased to 1.9% for the nine months ended June 30, 1998 from 0.9% in the nine months ended June 30, 1997. The increase in total depreciation and amortization expenses was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

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

  Provision for Income Taxes (as restated). Provision for income taxes increased 428.5% to $1.4 million for the nine months ended June 30, 1998 from $263,000 in the nine months ended June 30, 1997. The effective tax rate for the nine months ended June 30, 1998 was approximately 39.0%, compared to 39.8% for the nine months ended June 30, 1997. The reduction in the effective tax rate is due to the tax benefit from tax-advantaged investments. The Company anticipates its effective tax rate for the fiscal year ending September 30, 1998 will be 39.0%. The actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

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

  Net cash used in operating activities (as restated) was $2.7 million and $307,000 for the nine months ended June 30, 1998 and June 30, 1997, respectively. Receivables increased as a result of increases in sales volume, which was partially offset by increased accounts payable and accrued expenses during the periods.

  Net cash used in investing activities (as restated) totaled $16.8 million and $2.7 million for the nine months ended June 30, 1998 and June 30, 1997, respectively. In the nine months ended June 30, 1998, the Company made significant purchases of marketable securities, made two acquisitions and purchased equipment and leasehold improvements. For the nine months ended June 30, 1997, the Company's investing activities consisted primarily of completing several acquisitions in addition to the purchase of equipment and leasehold improvements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.1*   Full Recourse Promissory Note by and between the Registrant and James
         Weaver, dated as of May 22, 1998.
 10.2*   Full Recourse Promissory Note by and between the Registrant and James
         Weaver, dated as of May 22, 1998.
 27.1    Financial Data Schedule.

--------
* Previously filed as an exhibit to the Registrant's Form 10-Q filed on August 13, 1998

  (b) Reports on Form 8-K.

  Form 8-K/A, filed on May 7, 1998, pursuant to Item 7 attaching financial statements, pro forma financial information and exhibits related to the acquisition of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited.

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

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION                            PAGE
 -------                            -----------                            ----
 10.1*   Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998..........................
 10.2*   Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998..........................
 27.1    Financial Data Schedule.........................................

--------
* Previously filed as an exhibit to the Registrant's Form 10-Q filed on August 13, 1998.