Form 10-K405
period 1998-09-30
TIER TECHNOLOGIES INC
filed 1998-12-21
CIK 1045150

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------
  (MARK
  ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998

                                      or

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                   CALIFORNIA                                                                   94-3145844
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                        1350 TREAT BOULEVARD, SUITE 250
                        WALNUT CREEK, CALIFORNIA 94596
                                (925) 937-3950
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND REGISTRANT'S TELEPHONE NUMBER,
                             INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Class B Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $143,623,000 on December 16, 1998 based on the last reported sale price of the registrant's Class B Common Stock on the Nasdaq National Market on such date. As of December 16, 1998, the number of shares outstanding of the registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the registrant's Class B Common Stock was 10,426,615.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1998. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                       PART I                               PAGE
                                       ------                               ----
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    12
 Item 3.  Legal Proceedings..............................................    12
 Item 4.  Submission of Matters to a Vote of Security Holders............    12
                                      PART II
                                      -------
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    12
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operation...........................................    14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    26
 Item 8.  Financial Statements and Supplementary Data....................    27
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    27
                                      PART III
                                      --------
 Item 10. Directors and Executive Officers of the Registrant.............    27
 Item 11. Executive Compensation.........................................    28
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    28
 Item 13. Certain Relationships and Related Transactions.................    28
                                      PART IV
                                      -------
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    29
 SIGNATURES

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in the "Factors That May Affect Future Results" section, as set forth beginning on page 20 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Tier Technologies, Inc. ("Tier" or the "Company") provides information technology ("IT") consulting, application development and software engineering services that facilitate the transformation of clients' enterprise-wide legacy systems and applications to leading edge technologies. Tier provides IT migration solutions by applying the Tier Migration SolutionSM, a methodology by which the Company evaluates or "scores" the efficacy of a client's existing imbedded IT capital against its business goals. Tier has branded its Migration Solution around such themes as: "How do you fix the machine without turning it off?"SM and "Taking the risk out of change."SM Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. Tier combines significant understanding of enterprise-wide IT systems with expertise in vertical industries such as healthcare, financial services and government services to provide clients with rapid and flexible migration solutions. By helping clients maintain their core IT systems, Tier believes that it provides high value, cost-effective, flexible solutions that minimize the risks associated with migration to new technologies.

  Tier was incorporated in the State of California in 1991. The Company was formerly owned by Tier Group (a partnership) and its partners. In November 1995, the partners of Tier Group transferred all of the assets of the partnership to the Company and simultaneously dissolved the partnership. From December 1996 through September 30, 1998, the Company made eight acquisitions for a total purchase price of approximately $11 million in cash and shares of Class B Common Stock, excluding future contingent payments. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client bases and technical expertise and to supplement its human resources. See Note 7 to Notes to Consolidated Financial Statements.

BACKGROUND

  Today, large corporations and government agencies often face a number of challenges, including a rapidly changing operating environment, intense competitive pressures and accelerating technological change. To adapt to change and remain competitive, these organizations have sought to harness their intellectual and informational capital by investing in advanced IT systems. As these organizations have become increasingly dependent on more complex IT systems, their ability to integrate advanced technologies in a rapid, reliable and cost-effective manner has become critical to their success.

  The migration of enterprise-wide IT systems, which is the process of incrementally supplementing and replacing legacy IT system components to integrate advanced technologies, has become a key competitive strategy. This process enables an organization to preserve the imbedded capital in its installed base of IT systems, to obtain the benefits of technological innovations and to mitigate some of the risks, costs and delays inherent in full system replacements. Migration provides organizations with an important alternative to the traditional limits of a "buy versus build" analysis. Several forces are driving the increased use of rapid migration strategies. As a result of the increasing pace of technological change along with rapid changes in competitive and business environments, the useful lives of new technologies have tended to shorten dramatically. To capture more of the benefits of these technologies, IT projects must be designed and completed relatively quickly or they risk being out of date upon completion. Organizations are re-using existing IT components both to preserve the significant imbedded capital represented by those systems and to achieve new functionality. For example, mainframe computers are now being used as high volume servers in distributed computing environments because of their data storage capacity and transaction processing speeds. As the length and scope of an IT project expands, so too does the likelihood that the project will fail to satisfy time, cost or functionality expectations. Consequently, organizations seek high-impact IT solutions that can be implemented quickly.

  Given the complex and mission-critical nature of IT systems, many organizations choose to outsource the development and eventual migration of these systems to new technologies. The Company believes that successful IT service providers will be characterized by:

  . significant experience in the migration of enterprise-wide IT systems;

  . an ability to adopt, deploy and transfer relevant, emerging technologies rapidly and reliably;

  . an understanding of the client's industry, business and existing IT environments;

  . successful management of the risks inherent in large system projects; and

  . the ability to deliver services on a global basis.

THE TIER MIGRATION SOLUTION

  The Tier Migration Solution is generally applied to all of the Company's projects. Initially, the Company assesses a client's existing business processes and clearly defines the scope of the project, including a determination of the client's expectations for quantifiable business improvement. The Company then analyzes the client's existing IT system to determine which areas would benefit the most from the application of new technologies. When this assessment is completed, Tier develops a specific IT strategy that uses a system architecture consistent with the client's existing environment and takes advantage of new technologies. Tier then implements the recommended IT strategy. Throughout all phases, the Company evaluates the risks inherent in the project. If the Company detects areas of concern, it investigates the matter at an early stage and takes appropriate corrective action to mitigate potential costs and delays. The Tier Migration Solution seeks to "take the risk out of change."SM

STRATEGY

  The Company seeks to become the leading provider of comprehensive IT migration solutions to Fortune 1000 companies and large government entities. The Company's strategy includes the following elements:

  Concentrate on Migration Opportunities. The Company focuses on the migration of enterprise-wide IT systems to leading edge technologies for Fortune 1000 companies and large government entities. The Company maintains proficiency in relevant mainstream and legacy technologies, while also developing expertise in high demand, emerging technologies that are expected to facilitate the Company's development and deployment of IT solutions. This strategy allows Tier to function effectively in open architecture IT environments and to rapidly adopt, deploy and transfer emerging technologies within existing IT systems.

  Pursue Strategic Acquisitions. Tier considers potential acquisitions which may expand the Company's presence in key geographic or vertical marketplaces, supplement the Company's technical scope or industry expertise or allow it to acquire additional human resources or strategic client relationships. Given the highly fragmented nature of the IT services marketplace, the Company believes significant acquisition opportunities exist. From December 1996 through September 30, 1998, Tier has acquired eight IT service providers in order to add domestic and international locations, broaden the Company's technical expertise and expand its professional resources.

  Expand in Key Vertical Markets. The Company intends to increase its client base and leverage its expertise by focusing its sales, marketing and development efforts on high-value opportunities in certain vertical markets, such as healthcare, financial services, insurance services, government services and telecommunications. Within those markets, Tier has developed expertise in areas such as child welfare services, child support services and procurement processes. The Company believes that large organizations with intensive information processing needs provide the best near-term market opportunities for the Company's services.

  Develop Strategic Partnerships. The Company develops strategic partnerships with service and technology providers pursuant to which Tier jointly bids and performs certain engagements. The Company believes these relationships provide a number of competitive advantages, including (i) enabling the Company to broaden its client base; (ii) allowing the Company to project its staffing needs and more fully maximize employee utilization; and
(iii) maintaining the Company's technological leadership through the deployment of leading edge applications.

  Expand Geographic Presence. The Company intends to expand its operations by opening additional offices in targeted domestic and international locations to augment its current operations in the United States, Australia and the United Kingdom. Tier integrates domestic and multi-national resources to deliver timely, cost-effective IT solutions on a local level. By expanding its geographic presence, the Company has increased its access to international labor markets and is able to compete more effectively for highly skilled employees who have particular geographic preferences. The Company believes that the local delivery of services is a significant differentiating factor among IT service providers.

  Actively Brand the Tier Migration Solution. The Company intends to continue to develop market recognition and acceptance of the Company's services by branding the Tier Migration Solution. Tier believes it has differentiated and sold the Company's Migration Solution with the Tier logo and themes such as "How do you fix the machine without turning it off?"SM and "Taking the risk out of change."SM The Company believes that significant opportunity exists to develop brand recognition and loyalty.

  Attract and Retain Highly Skilled Employees. The Company maintains programs and personnel to identify, hire, train and retain highly skilled IT professionals because it believes these professionals are a critical element in its ability to deliver high quality services to clients. The Company (1) offers competitive compensation and benefits including stock option and other stock-based awards; (2) has developed a career advancement program that offers employees career enrichment opportunities, individualized up-training and cross-training programs, on-the-job learning opportunities and annual training allowances; and (3) has developed centralized work sites or "application development centers" where consultants work on projects for clients located throughout the country, thus reducing the need for travel by consultants.

SERVICES AND METHODOLOGY

  The Company provides IT consulting, application development and software engineering services that facilitate the migration of its clients' existing IT systems to leading edge technologies. These services are typically provided on an enterprise-wide basis. Tier's methodology for providing migration services combines the ability to evaluate or "score" the efficacy of the client's imbedded IT capital in comparison to its stated business goals, with a risk assessment process to manage and benchmark projects on an on-going basis. Tier maintains a high level of vertical market and industry expertise. As a result, the Company is able to understand the environment and business rules in which its clients operate. This approach allows Tier to retain, reuse, repeat and distribute its experiential knowledge throughout the Company and to achieve significant improvements in cost, quality and time to deployment on client projects.

 Services

  The Company seeks to rapidly implement cost-effective IT solutions through a flexible combination of one or more of the following services:

  Repeatable Transfer Solution. In some situations, the Company identifies existing, transferable IT applications or components that satisfy a portion of the client's needs. Tier addresses the client's remaining functional elements through either custom built applications or packaged software. Transfer solutions greatly shorten the development cycle by providing a working system as the starting point for the IT solution. For example, between government agencies, the Company has successfully transferred components of IT systems that it has built to solve complex child support and welfare requirements.

  Custom Build. The Company often custom builds an IT solution or component for the client. Even in a custom build solution, the Company's consultants strive to re-use components of a client's legacy environment and to extract, update, and forward engineer business rules from legacy programs. The Company has developed custom applications in several vertical markets, including healthcare, financial services, government services and telecommunications, using advanced languages such as Java, Forte, PowerBuilder and COOL:Gen. The Company's technical professionals have implemented custom applications on a variety of platforms and working environments, such as mainframe, Windows NT, UNIX and other distributed platforms, using a number of databases, including Oracle, Sybase, DB2, SQL Server and Informix. Tier has also developed Internet/intranet, data warehouse, web-enabled legacy and e-commerce applications, as well as applications in the more established mainframe and client/server environments.

  Packaged Software. When the most appropriate solution for a client includes a commercially available application package, the Company evaluates, recommends, implements and integrates applications software. The Company has developed expertise with commercial applications in areas such as operations resource management, e-commerce and procurement.

  Methodology

  The Company has developed the Tier Migration Solution over numerous client engagements and relies on this methodology to provide services in various industries and technical environments. The four-phase scaleable, repeatable and leverageable methodology is modular in design and the various phases can be tailored depending on the scope of a client's needs.

    [Graphic: A representation of Tier's four phase methodology for meeting clients' IT needs.]

  Phase I--Business Assessment and Scoping. The Company establishes the scope of each project and determines expectations for quantifiable business improvement. The Company assesses the client's current business processes, identifies improvement opportunities and inventories the existing IT applications and systems. Tier consultants bring industry and technical expertise to each engagement and employ current business engineering techniques, such as workflow analysis, process mapping, use-case analysis and business rules definition. Typically, Tier consultants interview key management personnel, lead group discussions, conduct workshops, review existing business process documentation and inventory the existing application portfolio. The work product is usually a business requirements and scope document that provides a clear charter for the project and a risk management assessment map to measure project performance throughout the project's life cycle.

  Phase II--Application Effectiveness Scoring. The Company develops a technology portfolio analysis to determine how best to leverage the client's capital investment in its existing IT system. Generally, Tier conducts an in-depth analysis of the existing IT application portfolio using a qualitative method of "scoring" to determine which areas would benefit most from the application of new technologies. The resulting matrix correlates the client's business functions with the most suitable IT solution. Once agreed to by the client, the application scoring matrix becomes a roadmap to assist in determining whether to replace or re-use components of the client's existing IT system.

  Phase III--IT Strategy, Architecture and Prototyping. The Company develops a specific IT migration strategy to address the development, transfer or acquisition of new IT solutions and their integration into the client's existing business environment. Tier may model critical business rules to test the underlying assumptions of the IT migration solution and often prepares an early look-and-feel prototype to allow the user to visualize the resulting integrated IT environment. Ultimately, Tier provides clients with a defined IT architecture designed to meet the client's expectations specified at the beginning of the engagement.

  Phase IV--Information Technology Implementation. Tier implements the IT solution. The Company employs rapid IT processes and incorporates the Company's collective experience in managing enterprise-wide IT projects in areas such as packaged software implementation, custom software development, quality assurance and testing, systems integration, client testing and acceptance, implementation and help desk support. The output of this final phase is an implemented IT solution set. Following installation, the Company and the client may conduct a post-project assessment to evaluate the effectiveness of the new IT solution against the business improvement goals established in Phase I. In addition, the Company often provides post-implementation services, such as on-going software maintenance and enhancements, help desk support and training of end users and in-house IT staff.

  Across all four phases of its methodology, Tier employs a comprehensive risk management process. The Company believes that its emphasis on risk management is a critical component of its methodology, particularly in a market that increasingly demands service providers to undertake large scale projects while maintaining a high success rate. Using the risk management assessment map developed in Phase I of Tier's Migration Solution, the Company evaluates projects on a periodic basis against a checklist of risk factors which determines the frequency of intervention and review required. The Company typically focuses on the following risk factors: size of revenue and credit exposure to the Company, number of resources employed, progress against defined project milestones, clarity of user expectations, definition of project scope, use of new technology, effectiveness of project management personnel and other quantitative and qualitative measures as may be appropriate to a particular project. If the Company detects areas of concern, it investigates the matter at an early stage and takes appropriate corrective action to mitigate potential costs and delays.

SALES AND MARKETING

  The Company markets and sells its services through a direct sales force. As of September 30, 1998, Tier had a sales and marketing staff of 17. In addition, the Company's senior management is closely involved in a significant portion of the Company's sales and marketing activities. Most of the Company's sales professionals have extensive work experience in the IT industry, often as strategic IT consultants or managers. In order to more clearly define the delivery of its services and to reflect the needs of its clients, the Company has organized its sales and marketing effort into two strategic business units ("SBUs"): Commercial Services, which targets healthcare, financial services, insurance services, telecommunications and other commercial markets, and Government Services, which targets the fast-growing health and human services and state strategic IT markets.

  The Company's focus on the vertical markets defined by these SBUs broadens its knowledge and expertise in these selected industries and generates additional client engagements. As a result of its focused sales channel approach, the Company believes that it is able to penetrate markets quickly and with lower sales acquisition costs.

  The sales team derives leads through (i) industry networking and referrals from existing clients; (ii) government requests for proposals; (iii) strategic partnerships with third parties under which the Company jointly bids and performs certain engagements; (iv) directed sales activities identified by other strategic business units within the Company; and (v) a national marketing program. The Company believes that its use of these multiple sales and marketing activities results in a shorter sales cycle than generally experienced by other providers.

  The Company's marketing program includes targeted software industry trade shows; joint marketing through strategic partnership arrangements; participation in user groups; provision of speakers to technology conferences; publication of white papers, articles and direct client newsletters; and distribution of marketing materials and public relations announcements.

CLIENTS

  The Company's clients consist primarily of Fortune 1000 companies with information-intensive businesses and government entities with large volume information and technology needs. Tier's sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements.

  Tier has derived, and believes that it will continue to derive, a significant portion of its revenues from a small number of large clients, many of which engage the Company on a number of projects. For the twelve months ended September 30, 1998, Humana Inc., the State of Missouri and Unisys Corporation accounted for 26.5%, 20.0% and 11.2% of the Company's revenues, respectively. Most of our contracts can be terminated by the client with little or no notice and the completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

  In its Government Services SBU, the Company sometimes obtains project engagements through prime contractors. The Company believes that it has been able to secure large, complex government projects with low acquisition costs by capitalizing on the reputation, marketing infrastructure and government relationships of these prime contractors, while at the same time allowing the prime contractors to leverage Tier's IT competency in their bid proposals. For the fiscal year ended September 30, 1998, approximately 36.1% of Tier's revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of government funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on Tier's business, financial condition and results of operations.

  Until fiscal 1997, Company revenues were generated primarily through Tier's domestic operations. For the twelve-month fiscal year ended September 30, 1998 and the nine-month fiscal year ended September 30, 1997, international operations accounted for 21.5% and 13.7% of the Company's total revenues, respectively. See Note 9 to Notes to Consolidated Financial Statements. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow.

HUMAN RESOURCES

  Tier's approach to managing human resources has allowed the Company to meet its staffing needs while also achieving what the Company believes to be a low level of employee turnover. As of September 30, 1998, the Company had a workforce of 569, including 503 IT consultants of which 209 were salaried employees, 62 were hourly employees and 232 were independent or sub-contractors, a substantial number of which were located in Tier's international offices. The workforce also includes 17 sales and marketing employees and 49 general and administrative employees. Of the Company's total workforce as of September 30, 1998, 63.6%, 31.3% and 5.1% were located in the United States, Australia and the United Kingdom, respectively.

  The Company employs a Senior Vice President of Human Resources Management and five full-time recruiters who pursue a three level employee-sourcing strategy. The primary sources include employee referrals, job fairs, Internet job postings and direct recruiting. Tier also has established national and international sources through preferred-rate partnerships with recruiting suppliers. If peak staffing demand exceeds these resources, the Company engages recruiting agencies on a contingent basis at market rates. The Company attracts and retains employees by offering significant technical training opportunities including an intensive training program for new entry-level employees, a stock option award program and a competitive benefits and compensation package. Given the rapid pace of technological evolution, the Company recognizes that skill obsolescence is a fundamental concern for IT professionals. As a key component of the Company's employee retention program, Tier has developed a program that enables each employee to specify their career goals and develop a plan to achieve those goals. The program includes specific career enrichment opportunities, individualized up-training and cross-training, on-the-job learning opportunities and challenging assignments. As part of the program, each consultant works under the guidance of a practice manager and senior technology expert within their practice. All employees receive annual training allowances that can be utilized for an array of career development needs such as internal and external seminars and computer-based training. In addition, the Company has developed centralized work sites or "application development centers" where consultants work on projects for clients located throughout the country, thus reducing the need for travel by consultants. The Company believes that there is a shortage of, and significant competition for, IT professionals and that its future success is highly dependent upon its ability to attract, train, motivate and retain skilled IT consultants with the advanced technical skills necessary to perform the services offered by the Company.

COMPETITION

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

  The Company believes that the principal competitive factors in the IT services market include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results on a fixed price as well as a time and materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff; the ownership by competitors of software used by potential clients; the price at which others offer comparable services; the ability of its clients to perform the services themselves; and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not cause the Company's revenues or income to decline or otherwise materially adversely affect its business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

  Tier's success has resulted, in part, from its methodologies and other intellectual property rights. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and with many of its consultants and clients, and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter the misappropriation of proprietary information or that the Company will be able to detect unauthorized use of this information and take appropriate steps to enforce its intellectual property rights.

  A portion of our business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. In limited situations, the Company may retain ownership, or obtain a license from its client, which permits Tier or a third party to market the software for the joint benefit of the client and Tier or for the sole benefit of Tier.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons were executive officers of the Company as of December 16, 1998:

 NAME                          AGE           POSITION WITH THE COMPANY
 ----                          --- --------------------------------------------
 James L. Bildner............   44 Chairman of the Board and Chief Executive
                                   Officer
 William G. Barton...........   42 President, Chief Technology Officer and
                                   Director
 George K. Ross..............   57 Executive Vice President, Chief Financial
                                   Officer, Secretary and Director
 James Weaver................   41 President, Government Services Division
 Charles Shuetrim............   57 Managing Director, Australia
 Andrew Armstrong............   47 Managing Director, United Kingdom
 Bradley H. Nickels..........   37 Senior Vice President, Business Development
                                   and Operations, Government Services Division
 Stephen McCarty.............   45 Senior Vice President, Human Resources
                                   Management
 Laura B. DePole.............   34 Vice President, Finance and Chief Accounting
                                   Officer

  Mr. Bildner joined Tier as Chairman of the Board in November 1995 and became Chief Executive Officer in December 1996. From December 1994 to December 1996, Mr. Bildner was employed as a principal of Argus Management Corporation, a management consulting firm. In 1984, Mr. Bildner founded J. Bildner & Sons, Inc., a specialty retailer, and served as its Chairman of the Board and Chief Executive Officer from its inception to December 1994. J. Bildner & Sons, Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 1988 and emerged from reorganization in October 1989. Mr. Bildner received an A.B. from Dartmouth College and a J.D. from Case Western Reserve School of Law.

  Mr. Barton, one of the initial founders of the Company, has served as Chief Technology Officer since February 1998 and as President and a Director since 1991. From 1991 until February 1998, he also served as Chief Operating Officer of the Company. From 1990 to 1991, Mr. Barton was employed as an information technology management consultant at Titan Consulting, an information technology consulting firm. From 1979 to 1990, Mr. Barton held various positions leading to Director of Advanced Business Systems at American Express Card Services, a financial services company. Previously, Mr. Barton held positions within the information technology industry as a systems analyst, software engineer and programmer. He received a B.S. in Business Administration and Management from the University of Phoenix and a Presidential/Key Executive MBA from Pepperdine University.

  Mr. Ross has been a Director of the Company since January 1996, has served as Executive Vice President since 1998, has served as Chief Financial Officer since February 1997 and has served as Secretary since July 1998. From February 1997 until April 1998, Mr. Ross also served as Senior Vice President. From September 1992 to January 1997, Mr. Ross was a partner at Capital Partners, a private equity investment firm. Between 1979 and 1992, Mr. Ross was Corporate Vice President, Controller for Axel Johnson, Inc., a highly diversified private holding company. Mr. Ross has also held corporate and operating positions with RJR Nabisco, Inc. and served as a senior consultant with Ernst & Young LLP. Mr. Ross received a B.A. from Ohio Wesleyan University and an MBA from Ohio State University. Mr. Ross is a certified public accountant.

  Mr. Weaver joined Tier as President, Government Services Division in May 1998. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an IT company, where he was responsible for SBU strategic planning, policy and procedure development, client base expansion and overall business planning and development. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an IT company. Prior to that time, he served as Director Public Sector Services with Lockheed Information Management Services and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a B.A. in Psychology from California State College and is pursuing a M.S. in Agency Management and Administration from California University.

  Mr. Shuetrim joined the Company as Managing Director, Australia, in October 1998. Mr. Shuetrim is a director of Sancha Computer Services Pty. Limited and Sancha Software Development Pty. Limited, which entities were acquired by Tier in March 1998, and has served as a director responsible for the conduct of these computer services businesses since 1986.

  Mr. Armstrong joined the Company as Managing Director, United Kingdom in July 1997 in connection with the Company's acquisition of Albanycrest. Mr. Armstrong was employed by Albanycrest as Managing Director from November 1996 until July 1997. From 1995 to 1996, Mr. Armstrong served as an independent consultant. From 1992 to 1995, he was employed as principal project manager for Siemens Nixdorf Information Systems Ltd., an IT company. From 1990 to 1992, Mr. Armstrong was an independent consultant and prior to that time he was employed with The Macleod Group and with Armstrong Associates Ltd./Data Center Management Ltd.

  Mr. Nickels, one of the initial founders of the Company, has served as Senior Vice President, Business Development and Operations, Government Services Division since April 1998. He served as Vice President of the Government Services SBU from January 1996 until April 1998. From October 1991 to December 1995, he served as a principal consultant and project manager at the Company. From 1988 to 1992, Mr. Nickels was a project manager at American Express Travel Related Services. Mr. Nickels received a B.S. in Computer Science from Arizona State University.

  Mr. McCarty joined the Company as Vice President, Human Resources Management in October 1998. From January 1998 to October 1998, he served as a Vice President of Renaissance Worldwide, Inc., a consulting firm. From February 1993 to January 1998, he served as a Vice President of Arthur D. Little, a consulting firm. From March 1980 to February 1993, he served as a Vice President of GenRAD, Inc., a technology company. Mr. McCarty received a B.A. in Psychology from State University of New York (SUNY) at Plattsburgh and a M.S. in Industrial/ Organizational Psychology from Rensselaer Polytechnic Institute.

  Ms. DePole has served as Vice President, Finance since October 1998 and Chief Accounting Officer since August 1997. From August 1997 to October 1998, Ms. DePole was also the Corporate Controller of the Company. Prior to that time Ms. DePole was a Senior Manager at Ernst & Young LLP, an international public accounting firm. Ms. DePole received a B.S. in Accounting from San Francisco State University and is a Certified Public Accountant.

ITEM 2. PROPERTIES

  The Company's headquarters and principal administrative, legal, finance, sales and marketing functions are located in approximately 9,745 square feet of leased space in Walnut Creek, California. The lease for this space expires November 30, 2001.

The Company also operates through leased facilities in

  . Atlanta, Georgia;

  . Jefferson City, Missouri;

  . Louisville, Kentucky;

  . Phoenix, Arizona;

  . Canberra, Australia;

  . Melbourne, Australia;

  . Sydney, Australia; and

  . Berkshire, England.

  Tier anticipates that additional space will be required during fiscal 1999 as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in litigation and various other legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Class B Common Stock is traded on the Nasdaq National Market under the symbol "TIER." The following table sets forth for the quarterly periods indicated the range of high and low sales prices for the Company's Class B Common Stock since its initial public offering effective as of December 17, 1997:

     FISCAL 1998                                                   HIGH   LOW
     -----------                                                   ----- ------
     First Quarter (from December 17)............................. 10.75  8.50 *
     Second Quarter............................................... 18.13  8.88
     Third Quarter................................................ 23.25 14.25
     Fourth Quarter............................................... 20.50 12.13

    --------
    *Initial public offering price per share.

  The Company has never declared or paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

  As of December 16, 1998, there were approximately 306 holders of record of the Company's Class B Common Stock and one holder of record of the Company's Class A Common Stock.

  Recent Sales of Unregistered Securities

  On August 7, 1998, in partial consideration for the acquisition of certain assets of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), the Company issued into escrow 49,944 shares of its Class B Common Stock to Infact, valued at approximately $927,000, in an unregistered private placement of securities. The offer and sale of these securities were made in reliance on the exemptions from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes selected consolidated financial data of the
Company:

                                        TWELVE-MONTH   NINE-MONTH    NINE-MONTH
                           YEAR ENDED   PERIOD ENDED   YEAR ENDED   PERIOD ENDED    YEAR ENDED DECEMBER 31,
                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, ---------------------------
                              1998          1997         1997(1)        1996       1996    1995      1994
                          ------------- ------------- ------------- ------------- ------- ------- -----------
                                         (UNAUDITED)  (RESTATED)(2)  (UNAUDITED)                  (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT
 OF INCOME DATA:
Revenues................     $57,725       $26,885       $22,479       $11,790    $16,197 $12,373   $ 5,597
Cost of revenues........      37,273        17,864        14,917         8,669     11,616   9,066     4,419
                             -------       -------       -------       -------    ------- -------   -------
Gross profit............      20,452         9,021         7,562         3,121      4,581   3,307     1,178
Costs and expenses:
 Selling and marketing..       3,009         2,234         1,836           577        975     627       272
 General and
  administrative........       9,743         5,197         4,397         1,774      2,574   1,560       816
 Compensation charge
  related to business
  combinations..........         737           469           469           --         --      --        --
 Depreciation and
  amortization..........       1,169           283           260            56         80      45        18
                             -------       -------       -------       -------    ------- -------   -------
Income from operations..       5,794           838           600           714        952   1,075        72
Interest (income) and
 expense, net...........        (980)          123            99            50         74      61        17
                             -------       -------       -------       -------    ------- -------   -------
Income before income
 taxes..................       6,774           715           501           664        878   1,014        55
Provision for income
 taxes..................       2,642           287           201           266        351     570       --
                             -------       -------       -------       -------    ------- -------   -------
Net income..............     $ 4,132       $   428       $   300       $   398    $   527 $   444   $    55
                             =======       =======       =======       =======    ======= =======   =======
Basic net income per
 share(3)...............     $  0.45       $  0.11       $  0.06       $  0.08    $  0.11 $  0.04   $   --
                             =======       =======       =======       =======    ======= =======   =======
Shares used in computing
 basic net income per
 share(3)...............       9,231         4,037         5,400         5,220      4,988  10,062    10,930
                             =======       =======       =======       =======    ======= =======   =======
Diluted net income per
 share(3)...............     $  0.39       $  0.10       $  0.05       $  0.07    $  0.10 $  0.04   $   --
                             =======       =======       =======       =======    ======= =======   =======
Shares used in computing
 diluted net income per
 share(3)...............      10,624         4,265         5,794         5,478      5,246  10,062    10,930
                             =======       =======       =======       =======    ======= =======   =======

                                               SEPTEMBER 30,    DECEMBER 31,
                                              --------------- -----------------
                                               1998    1997    1996  1995  1994
                                              ------- ------- ------ ----- ----
                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments................................. $39,301 $   106 $  306 $ --  $ 22
Working capital..............................  49,695   2,361  1,191   920  236
Total assets.................................  74,503  10,496  4,133 2,316  907
Long-term debt, net of current obligations...     202   1,608    576   156    5
Total shareholders' equity...................  64,172   3,892  1,028   686  316

--------
(1) In September 1997, the Company changed its fiscal year end to September
    30.
(2) See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company's previously reported restatement of certain periods.
(3) See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Tier provides IT consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $57.7 million in the twelve months ended September 30, 1998 from $26.9 million in the twelve months ended September 30, 1997. The Company's workforce has grown from 231 on September 30, 1997 to 569 on September 30, 1998.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials or a fixed price basis. Time and materials revenues are recognized as services are performed. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. During the twelve months ended September 30, 1998 and the nine months ended September 30, 1997, 18.3% and 12.4%, respectively, of the Company's revenues were generated on a fixed price basis. The Company believes that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future.

  The Company has derived a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the twelve months ended September 30, 1998, Humana Inc., the State of Missouri and Unisys Corporation accounted for 26.5%, 20.0% and 11.2% of the Company's revenues, respectively. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. A significant portion of the Company's revenues are derived from sales to government agencies. For the fiscal year ended September 30, 1998, approximately 36.1% of the Company's revenues were derived from sales to government agencies.

  Personnel and rent expenses represent a significant percentage of the Company's operating expenses and are relatively fixed in advance of any particular quarter. Senior executives manage the Company's personnel utilization rates by carefully monitoring its needs and basing most personnel increases on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, the Company's results of operations could be materially and adversely affected. In addition, to the extent that the Company is unable to hire and retain salaried employees to staff new or existing client engagements and retains hourly employees or independent contractors in their place, the Company's business, financial condition and results of operations would be materially and adversely affected.

  From December 1996 through the end of fiscal year 1998, the Company made eight acquisitions for a total cost of approximately $11 million in cash and shares of Class B Common Stock, excluding future contingent payments. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable to be made. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the

Company's client base and technical expertise and to supplement its human resources. In fiscal year 1998, the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited, which added significantly to the Company's insurance application practice; certain assets of Simpson Fewster & Co. Pty Limited, which added to the Company's IT services including turnkey call center establishment; and certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust, which expanded the Company's project management consulting practice. For the twelve months ended September 30, 1998 and September 30, 1997, international operations accounted for 21.5% and 11.4% of the Company's total revenues, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

  In September 1997, the Company changed its fiscal year end to September 30. Fiscal year 1997 is comprised of the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

  The following table summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                     TWELVE MONTHS           NINE MONTHS
                                         ENDED                  ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                   ------------------ -------------------------
                                   1998      1997         1997         1996
                                   -----  ----------- ------------- -----------
                                          (UNAUDITED) (RESTATED)(1) (UNAUDITED)
   Revenue........................ 100.0%    100.0%       100.0%       100.0%
   Cost of revenues...............  64.6      66.5         66.4         73.5
                                   -----     -----        -----        -----
   Gross profit...................  35.4      33.5         33.6         26.5
   Costs and expenses:
     Selling and marketing........   5.2       8.3          8.1          4.9
     General and administrative...  16.9      19.3         19.6         15.0
     Compensation charge related
      to business combinations....   1.3       1.7          2.1          --
     Depreciation and
      amortization................   2.0       1.1          1.2          0.5
                                   -----     -----        -----        -----
   Income from operations.........  10.0       3.1          2.6          6.1
   Interest (income) and expense,
    net...........................  (1.7)      0.4          0.4          0.5
                                   -----     -----        -----        -----
   Income before income taxes.....  11.7       2.7          2.2          5.6
   Provision for income taxes.....   4.5       1.1          0.9          2.2
                                   -----     -----        -----        -----
   Net income.....................   7.2%      1.6%         1.3%         3.4%
                                   =====     =====        =====        =====

--------
(1) See Note 1 to Notes to Consolidated Financial Statements for a discussion of the Company's previously reported restatement of certain periods.

TWELVE-MONTH FISCAL YEAR ENDED SEPTEMBER 30, 1998 AND THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 114.7% to $57.7 million for the fiscal year ended September 30, 1998 from $26.9 million in the twelve months ended September 30, 1997. This increase resulted from internal growth, including an expanded client base and several significant new contracts, and from acquisitions.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and independent contractor costs, employee benefits and travel expenses. Gross profit increased 126.7% to $20.5 million for the fiscal year ended September 30, 1998 from $9.0 million in the twelve months ended September 30, 1997. Gross margin increased to 35.4% for the fiscal year ended September 30, 1998 from 33.5% in the twelve months ended September 30, 1997. The increase in gross margin was primarily attributable to higher margins on certain large contracts and an increased use of salaried as opposed to hourly employees, offset in part by software sublicense fees and other start-up costs incurred in implementing a significant new contract in the first quarter of 1998.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, travel costs and product literature. Selling and marketing expenses increased 34.7% to $3.0 million for the fiscal year ended September 30, 1998 from $2.2 million in the twelve months ended September 30, 1997. As a percentage of revenues, selling and marketing expenses decreased to 5.2% for the fiscal year ended September 30, 1998 from 8.3% in the twelve months ended September 30, 1997. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel and the Company's increased selling and marketing efforts and was partially offset by the use of sales and marketing personnel on client projects, which costs were included in cost of revenues. The Company expects that selling and marketing expenses will continue to increase in future periods in absolute dollars, although such expenses may vary as a percentage of revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external reporting and investor relations matters. General and administrative expenses increased 87.5% to $9.7 million for the fiscal year ended September 30, 1998 from $5.2 million in the twelve months ended September 30, 1997. As a percentage of revenues, general and administrative expenses decreased to 16.9% for the fiscal year ended September 30, 1998 from 19.3% in the twelve months ended September 30, 1997. The increase in total general and administrative expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company. The Company expects that general and administrative expenses will continue to increase in future periods in absolute dollars, although such expenses may vary as a percentage of revenues.

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with two acquisitions completed in calendar years 1996 and 1997. Compensation charge related to business combinations increased 57.0% to $737,000 for the fiscal year ended September 30, 1998 from $469,000 in the twelve months ended September 30, 1997. As a percentage of revenues, compensation charge related to business combinations decreased to 1.3% for the fiscal year ended September 30, 1998 from 1.7% in the twelve months ended September 30, 1997. The increase in total compensation charge related to business combinations was primarily attributable to contingent payments earned during the current period by previous owners of the acquired businesses.

  Depreciation and Amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of certain other intangible assets resulting from acquisitions. Depreciation and amortization increased 313.2% to $1.2 million for the fiscal year ended September 30, 1998 from $283,000 in the twelve months ended September 30, 1997. As a percentage of revenues, depreciation and amortization increased to 2.0% for the fiscal year ended September 30, 1998 from 1.1% in the twelve months ended September 30, 1997. The increase in total depreciation and amortization expenses was primarily attributable to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets resulting from acquisitions. The Company expects that depreciation and amortization will continue to increase in future periods in absolute dollars, although they may vary as a percentage of revenues.

  Interest Income and Interest Expense, Net. The Company had net interest income of $980,000 for the fiscal year ended September 30, 1998 compared to net interest expense of $123,000 for the twelve months ended September 30, 1997. This change was primarily attributable to the Company's repayment of all borrowings under its bank lines of credit and interest income generated from its investment of proceeds from its initial and secondary public offerings.

  Provision for Income Taxes. The effective tax rate for the fiscal year ended September 30, 1998 was 39.0%, compared to 40.1% for the twelve months ended September 30, 1997. The decrease in the effective tax rate was primarily attributable to the investment income earned on tax-exempt securities.

NINE-MONTH FISCAL YEAR ENDED SEPTEMBER 30, 1997 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996

  Revenues. Revenues increased 90.7% to $22.5 million for the nine-month fiscal year ended September 30, 1997 from $11.8 million in the nine months ended September 30, 1996. This increase resulted primarily from revenues associated with the five acquisitions completed since December 1996, internal growth, including $2.1 million from a significant new contract, and an increase in billing rates for the Company's IT consultants.

  Gross Profit. Gross profit increased 142.3% to $7.6 million for the nine-month fiscal year ended September 30, 1997 from $3.1 million in the nine months ended September 30, 1996. Gross margin increased to 33.6% for the nine-month fiscal year ended September 30, 1997 from 26.5% in the nine months ended September 30, 1996. The improvement in gross margin was primarily attributable to an increased use of salaried employees as opposed to hourly employees, higher billing rates, larger contracts and an increased use of fixed price contracts.

  Selling and Marketing. Selling and marketing expenses increased 218.2% to $1.8 million for the nine-month fiscal year ended September 30, 1997 from $577,000 in the nine months ended September 30, 1996. As a percentage of revenues, selling and marketing expenses increased to 8.1% for the nine-month fiscal year ended September 30, 1997 from 4.9% in the nine months ended September 30, 1996. This increase was primarily attributable to the addition of sales and marketing personnel and the Company's increased participation in conferences and trade shows.

  General and Administrative. General and administrative expenses increased 147.9% to $4.4 million for the nine-month fiscal year ended September 30, 1997 from $1.8 million in the nine months ended September 30, 1996. As a percentage of revenues, general and administrative expenses increased to 19.6% for the nine-month fiscal year ended September 30, 1997 from 15.0% in the nine months ended September 30, 1996. This increase was primarily attributable to building the infrastructure to support, manage and control the Company's growth.

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations was $469,000 for the nine-month fiscal year ended September 30, 1997 as compared to no charge in the nine months ended September 30, 1996. As a percentage of revenues, compensation charge related to business combinations was 2.1% for the nine-month fiscal year ended September 30, 1997.

  Depreciation and Amortization. Depreciation and amortization increased 365.4% to $260,000 for the nine-month fiscal year ended September 30, 1997 from $56,000 in the nine months ended September 30, 1996. As a percentage of revenues, depreciation and amortization increased to 1.2% for the nine-month fiscal year ended September 30, 1997 from 0.5% in the nine months ended September 30, 1996. The increase in depreciation and amortization expense was primarily due to the depreciation associated with increased capital expenditures and the amortization of increased intangible assets.

  Interest Income and Interest Expense, Net. Interest income and interest expense, net increased 96.2% to a net expense of $99,000 for the nine-month fiscal year ended September 30, 1997 from a net expense of $50,000 in the nine months ended September 30, 1996. This increase was primarily attributable to the increase in borrowings under the Company's bank lines of credit to fund working capital, capital expenditures and acquisitions.

  Provision for Income Taxes. Provision for income taxes decreased 24.2% to $201,000 for the nine-month fiscal year ended September 30, 1997 from $266,000 in the nine months ended September 30, 1996. The effective tax rate for the nine-months fiscal year ended September 30, 1997 was 40.2%, compared to 40.0% for the nine months ended September 30, 1996.

SELECTED QUARTERLY STATEMENTS OF INCOME

  The following tables set forth certain unaudited consolidated quarterly statement of income data for each of the seven quarters ending September 30, 1998. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Form 10-K. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                             THREE MONTHS ENDED
                          -----------------------------------------------------------------------------------------
                            MAR. 31,      JUNE 30,      SEPT. 30,     DEC. 31,      MAR. 31,    JUNE 30,  SEPT. 30,
                              1997          1997          1997          1997          1998        1998      1998
                          ------------- ------------- ------------- ------------- ------------- --------  ---------
                          (RESTATED)(1) (RESTATED)(1) (RESTATED)(1) (RESTATED)(1) (RESTATED)(1)
                                                               (IN THOUSANDS)
CONSOLIDATED STATEMENT
 OF INCOME DATA:
Revenues................     $6,799        $7,342        $8,337        $9,150        $12,672    $ 14,890   $21,012
Cost of revenues........      4,729         4,814         5,374         5,680          8,756       9,241    13,595
                             ------        ------        ------        ------        -------    --------   -------
Gross profit............      2,070         2,528         2,963         3,470          3,916       5,649     7,417
Costs and expenses:
 Selling and marketing..        473           641           722           815            601         800       792
 General and
  administrative........      1,207         1,531         1,659         1,800          1,903       2,725     3,316
 Compensation charge
  related to business
  combinations..........         50            50           369           198            354          94        90
 Depreciation and
  amortization..........         59            79           121           150            219         337       463
                             ------        ------        ------        ------        -------    --------   -------
Income from operations..        281           227            92           507            839       1,693     2,756
Interest (income) and
 expense, net...........         28            33            38           (56)          (269)       (219)     (436)
                             ------        ------        ------        ------        -------    --------   -------
Income before income
 taxes..................        253           194            54           563          1,108       1,912     3,192
Provision for income
 taxes..................        101            77            24           228            449         713     1,252
                             ------        ------        ------        ------        -------    --------   -------
Net income..............     $  152        $  117        $   30        $  335        $   659    $  1,199   $ 1,940
                             ======        ======        ======        ======        =======    ========   =======

                                                             THREE MONTHS ENDED
                          ----------------------------------------------------------------------------------------
                            MAR. 31,      JUNE 30,      SEPT. 30,     DEC. 31,      MAR. 31,    JUNE 30, SEPT. 30,
                              1997          1997          1997          1997          1998        1998     1998
                          ------------- ------------- ------------- ------------- ------------- -------- ---------
                          (RESTATED)(1) (RESTATED)(1) (RESTATED)(1) (RESTATED)(1) (RESTATED)(1)
AS A PERCENTAGE OF
 REVENUES:
Revenues................      100.0%        100.0%        100.0%        100.0%        100.0%     100.0%    100.0%
Cost of revenues........       69.6          65.6          64.5          62.1          69.1       62.1      64.7
                              -----         -----         -----         -----         -----      -----     -----
Gross profit............       30.4          34.4          35.5          37.9          30.9       37.9      35.3
Costs and expenses:
 Selling and marketing..        7.0           8.7           8.7           8.9           4.7        5.4       3.8
 General and
  administrative........       17.7          20.8          19.9          19.7          15.0       18.3      15.8
 Compensation charge
  related to business
  combinations..........        0.7           0.7           4.4           2.1           2.8        0.6       0.4
 Depreciation and
  amortization..........        0.9           1.1           1.4           1.6           1.8        2.3       2.2
                              -----         -----         -----         -----         -----      -----     -----
Income from operations..        4.1           3.1           1.1           5.6           6.6       11.3      13.1
Interest (income) and
 expense, net...........        0.4           0.5           0.4          (0.6)         (2.1)      (1.5)     (2.1)
                              -----         -----         -----         -----         -----      -----     -----
Income before income
 taxes..................        3.7           2.6           0.7           6.2           8.7       12.8      15.2
Provision for income
 taxes..................        1.5           1.0           0.4           2.5           3.5        4.8       6.0
                              -----         -----         -----         -----         -----      -----     -----
Net income..............        2.2%          1.6%          0.3%          3.7%          5.2%       8.0%      9.2%
                              =====         =====         =====         =====         =====      =====     =====

--------
(1) See Note 1 to Notes to Consolidated Financial Statements for a discussion of the Company's previously reported restatement of certain periods.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company financed its operations principally through cash flows from operating activities, the private placement of equity securities and proceeds from borrowings under asset-based lines of credit. The Company closed its initial and secondary public offerings of Class B Common Stock in December 1997 and June 1998, respectively. The Company received net proceeds totaling approximately $55 million, including proceeds from the exercise of the over-allotment options in January 1998 and June 1998. Through September 30, 1998, the Company had used $3.1 million of the proceeds from the stock offerings to repay outstanding indebtedness, $8.3 million for business combinations and $1.8 million for capital equipment and leasehold improvements, with the remainder used to fund operating activities and investments.

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. In March 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility"). The Credit Facility allows the Company to borrow the lesser of the sum of 85% of eligible accounts receivable or $10 million. The Credit Facility bears interest, at the Company's option, at the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's prime rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends. The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a limit on total liabilities to earnings before interest, taxes, depreciation and amortization. As of September 30, 1998, there were no borrowings outstanding under the Credit Facility.

  Net cash (used in) provided by operating activities was $(1.6) million in fiscal 1998, $(1.4) million in the nine-month fiscal year ended September 30, 1997 and $491,000 in fiscal year ended December 31, 1996. Throughout these periods, in addition to the net income for the period, the Company experienced increases in receivables as a result of increases in the Company's sales volume, which were partially offset by increases in accounts payable and accrued liabilities in those periods.

  Net cash provided by financing activities totaled $53.4 million in fiscal 1998, $3.7 million in the nine-month fiscal year ended September 30, 1997 and $112,000 in fiscal 1996. In fiscal 1998, the Company raised approximately $55 million in its public offerings of Class B Common Stock and made net payments of $2.8 million under its line of credit. In the nine-month fiscal year ended September 30, 1997, the Company raised gross proceeds of $1.9 million through the issuance of 420,953 shares of Series A Preferred Stock and increased its net borrowing by $2.1 million under its former credit facility.

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

  Capital expenditures, including equipment acquired under capital lease, were approximately $2.0 million and $554,000 for fiscal 1998 and nine-month fiscal year ended September 30, 1997. The increase in capital expenditures was primarily due to increased workforce, geographic expansion and development of the Company's technology infrastructure. The Company anticipates that it will continue to have significant capital expenditures for the near term related to, among other things, purchases of technological equipment in order to create a network to link the Company's global operations and to support the Company's growth, as well as potential expenditures related to new office leases and the establishment of the Company's application development centers.

RECENT ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

YEAR 2000

  The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its product development, financial business systems and administrative functions. To the extent these software applications are unable to appropriately interpret the upcoming calendar year "2000", conversion of such applications will be necessary.

  With respect to determining the preparedness of its internal IT and non-IT systems, Tier has completed an initial assessment and has begun to identify areas of exposure and to plan a remediation process. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. Tier anticipates that this process and subsequent testing will be completed in a timely manner during fiscal 1999. The Company has not incurred material remediation costs to date and cannot currently estimate the cost of ensuring Year 2000 compliance; however, the Company does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

  In addition, the Company has made an initial evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company will work with these parties to address the Year 2000 Issue and to obtain appropriate assurances. To the extent that such parties are materially adversely affected by the Year 2000 Issue, this could disrupt the Company's operations. There can be no assurance that the conversion of the Company's systems will be successful or that the Company's key contractors will have successful conversion programs, and that such Year 2000 Issue compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

  As a result of the Company's preliminary assessment, the Company currently believes that a formal contingency plan to address Year 2000 non-compliance is unnecessary; however, the Company may develop such a plan if its on-going assessment indicates areas of significant exposure.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following factors, among others could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-
K. Tier is referred to in this section as "we" or "us".

  VARIABILITY OF QUARTERLY OPERATING RESULTS. Our revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including:

  . the number, size and scope of projects in which we are engaged,

  . the contractual terms and degree of completion of such projects,

  . start-up costs including software sublicense fees incurred in connection with the initiation of large projects,

  . our ability to staff projects with salaried employees versus hourly independent and sub-contractors,

  . competitive pressures on the pricing of our services,

  . any delays incurred in connection with, or early termination of, a project,

  . employee utilization rates,

  . the number of billable days in a particular quarter,

  . the adequacy of provisions for losses,

  . the accuracy of estimates of resources required to complete ongoing projects,

  . demand for our services generated by strategic partnerships and certain prime contractors,

  . our ability to increase both the number and size of engagements from existing clients, and

  . economic conditions in the vertical and geographic markets we serve.

  Due to the relatively long sales cycles for our services in the government services market, the timing of revenue is difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our common stock. In addition, our operating results will from time to time be below the expectations of analysts and investors.

  POTENTIAL ADVERSE EFFECT ON OPERATING RESULTS FROM DEPENDENCE ON LARGE PROJECTS, LIMITED CLIENTS OR CERTAIN MARKET SECTORS. The completion, cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the twelve months ended September 30, 1998, Humana Inc., the State of Missouri and Unisys Corporation accounted for 26.5%, 20.0% and 11.2% of our revenues, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. For example, Kaiser Foundation Health Plan, Inc. accounted for 68.1% of our revenues in 1995 but only 5.7% of our revenues in the fiscal year ended September 30, 1998, as significant portions of that engagement have been completed. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

  INABILITY TO ATTRACT AND RETAIN PROFESSIONAL STAFF NECESSARY TO EXISTING AND FUTURE PROJECTS. Our inability to attract, retain and train skilled employees could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operation. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide and competition for such persons is likely to increase. In addition, we require that many of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

  DEPENDENCE ON KEY PERSONNEL. Our success depends in large part upon the continued services of a number of key employees, including our Chief Executive Officer and Chairman of the Board of Directors, James L. Bildner, and our President and Chief Technology Officer, William G. Barton. Although we have entered into employment agreements with each of Messrs. Bildner and Barton, either of them may terminate their employment agreements at any time. The loss of the services of either of Messrs. Bildner or Barton could have a material adverse effect on our business. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

  CONTROL OF COMPANY AND CORPORATE ACTIONS BY PRINCIPAL
SHAREHOLDERS. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock.

  . All of the holders of Class A Common Stock have entered into a Voting
    Trust with respect to their shares of Class A Common Stock, which represents 61.5% of the total common stock voting power at September 30, 1998. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

  . The holders of Class A Common Stock also hold a number of shares of Class
    B Common Stock totaling 19.8% of the Class B Common Stock outstanding at September 30, 1998. If such holders vote their shares of Class B Common Stock as a block, they may be able to elect a majority of the directors to be elected solely by the holders of the Class B Common Stock.

  . The California Corporations Code and our Bylaws currently permit shareholders to require cumulative voting in connection with the election of directors, subject to certain requirements. However, the Articles and Bylaws also provide that cumulative voting will be eliminated effective as of the first record date for an annual meeting on which we have equity securities listed on Nasdaq and 800 or more holders of our equity securities.

  . Holders of an aggregate of 779,762 shares of Class A Common Stock have entered into agreements with us that may restrict their ability to transfer shares of Class A Common Stock following termination of their employment with us. Such agreements would effectively delay the conversion of such shares of Class A Common Stock and may perpetuate control of us by the Voting Trust's trustees.

  POTENTIAL FAILURE TO IDENTIFY, ACQUIRE OR INTEGRATE NEW ACQUISITIONS. A principal component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through September 30, 1998, we acquired eight businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

  . diversion of management's attention,

  . failure to retain key personnel,

  . amortization of acquired intangible assets,

  . client dissatisfaction or performance problems with an acquired firm,

  . assumption of unknown liabilities, and

  . other unanticipated events or circumstances.

  Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

  INABILITY TO MANAGE GROWTH. If we are unable to manage our growth effectively, such inability would have a material adverse effect on the quality of our services, our ability to retain key personnel, and our business, financial condition and results of operations. Our growth has placed, and is expected to continue to place, significant demands on our management, financial, staffing and other resources. We have expanded geographically by opening new offices domestically and abroad, and intend to open additional offices. Our ability to manage growth effectively will require us to continue to develop and improve our operational, financial and other internal systems, as well as our business development capabilities, and to train, motivate and manage our employees. In addition, as the average size and number of our projects continues to increase, we must be able to manage such projects effectively. There can be no assurance that our rate of growth will continue or that we will be successful in managing any such growth.

  DEPENDENCE ON PARTNERSHIPS WITH THIRD PARTIES IN PERFORMING CERTAIN CLIENT ENGAGEMENTS. We sometimes perform client engagements in partnership with third parties. In the government services market, we often join with other organizations to bid and perform an engagement. In these engagements, we are a subcontractor to the prime contractor of the engagement. In the commercial services market, we sometimes partner with software or technology providers to jointly bid and perform engagements. In both markets, we often depend on the software, resources and technology of our partners in order to perform the engagement. There can be no assurance that actions or failures attributable to our partners or to the prime contractor will not also negatively affect our business, financial condition or results of operations. In addition, the refusal or inability of a partner to permit continued use of its software, resources or technology by us, or the discontinuance or termination by the prime contractor of our services as a subcontractor, would have a material adverse effect on our business, financial condition and results of operations.

  DEPENDENCE ON CONTRACTS WITH GOVERNMENT AGENCIES. For the fiscal year ended September 30, 1998, approximately 36.1% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of government funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

  FAILURE TO ESTIMATE ACCURATELY RESOURCES REQUIRED FOR FIXED PRICE
CONTRACTS. Our failure to estimate accurately the resources or time required for a fixed price project could have a material adverse effect on our business, financial condition and results of operations. During the fiscal year ended September 30, 1998, 18.3% of our revenues were generated on a fixed price basis, rather than on a time and materials basis. We believe that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow.

  POTENTIAL COSTS OR CLAIMS RESULTING FROM PROJECT PERFORMANCE. Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. The failure by us, or of the prime contractor on an engagement in which we are a subcontractor, to meet a client's expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business, and could have a material adverse effect upon our business, financial condition and results of operations. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of damages (as a result of litigation or otherwise) by us, which could have a material adverse effect upon our business, financial condition and results of operations. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which also could have a material adverse effect upon our business, financial condition and results of operations.

  INSUFFICIENT INSURANCE COVERAGE FOR POTENTIAL CLAIMS. Any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. There can be no assurance that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage from errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more claims or that the insurer will not disclaim coverage as to any future claim. The successful assertion for one or more claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business, financial condition and results of operations.

  DELAY OR FAILURE TO DEVELOP NEW IT SOLUTIONS. Our success will depend in part on our ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in developing such IT solutions in a timely manner or that if developed we will be successful in the marketplace. Delay in developing or failure to develop new IT solutions would have a material adverse effect on our business, financial condition and results of operations.

  SUBSTANTIAL COMPETITION IN THE IT SERVICES MARKET. The IT services market is highly competitive and is served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in the market. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT services market, and we have faced, and expect to continue to face, additional competition from new entrants into the IT services market.

  We believe that the principal competitive factors in the IT services market include:

  . reputation,

  . project management expertise,

  . industry expertise,

  . speed of development and implementations,

  . technical expertise,

  . competitive pricing, and

  . the ability to deliver results on a fixed price as well as a time and materials basis.

  We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

  . the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff,

  . the ownership by competitors of software used by potential clients,

  . the price at which others offer comparable services,

  . the ability of our clients to perform the services themselves, and

  . the extent of our competitors' responsiveness to client needs.

  Our inability to compete effectively on these competitive factors would have a material adverse effect on our business, financial condition and results of operations.

  INABILITY TO PROTECT PROPRIETARY INTELLECTUAL PROPERTY. The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of such information, or to detect unauthorized use of such information. We rely on a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. We also (1) enter into confidentiality agreements with our employees, (2) generally require that our consultants and clients enter into such agreements and (3) limit access to our proprietary information.

  Issues relating to the ownership of, and rights to use, software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such software and application frameworks. A portion of our business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. We also develop software application frameworks, and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Certain clients have prohibited us from marketing the software and application frameworks developed for them entirely or for specified periods of time or to specified third parties, and there can be no assurance that clients will not demand similar or other restrictions in the future.

  Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted, any such claim will be successfully defended.

  FAILURE TO MANAGE AND EXPAND INTERNATIONAL OPERATIONS. For the fiscal year ended September 30, 1998, international operations accounted for 21.5% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

  Our international business operations are subject to a number of risks, including, but not limited to, difficulties in building and managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems, longer payment cycles, fluctuations in the value of foreign currencies and unexpected regulatory, economic or political changes in foreign markets. We have engaged in one hedging transaction for an immaterial amount in connection with a recent acquisition in Australia. There can be no assurance that these factors will not have a material adverse effect on our business, financial condition and results of operations.

  POTENTIAL YEAR 2000 NON-COMPLIANCE. The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its product development, financial business systems and administrative functions. To the extent these software applications are unable to appropriately interpret the upcoming calendar year "2000", conversion of such applications will be necessary.

  With respect to determining the preparedness of its internal IT and non-IT systems, Tier has completed an initial assessment and has begun to identify areas of exposure and to plan a remediation process. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. Tier anticipates that this process and subsequent testing will be completed in a timely manner during fiscal 1999. The Company has not incurred material remediation costs to date and cannot currently estimate the cost of ensuring Year 2000 compliance; however, the Company does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

  In addition, the Company has made an initial evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company will work with these parties to address the Year 2000 issue and to obtain appropriate assurances. To the extent that such parties are materially adversely affected by the Year 2000 Issue, this could disrupt the Company's operations. There can be no assurance that the conversion of the Company's systems will be successful or that the Company's key contractors will have successful conversion programs, and that such Year 2000 Issue compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

  As a result of the Company's preliminary assessment, the Company currently believes that a formal contingency plan to address Year 2000 non-compliance is unnecessary; however, the Company may develop such a plan if its on-going assessment indicates areas of significant exposure.

  POTENTIAL VOLATILITY OF STOCK PRICE. A public market for our Class B Common Stock has existed only since the initial public offering of the Class B Common Stock in December 1997. There can be no assurance that an active public market will be sustained. The market for securities of early stage companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations. Factors such as quarterly variations in operating results, announcements of technological innovations or new products or services by us or our competitors, general conditions in the IT industry or the industries in which our clients compete, changes in earnings estimates by securities analysts and general economic conditions such as recessions or high interest rates could contribute to the volatility of the price of the Class B Common Stock and could cause significant fluctuations. Further, in the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the issuing company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. Any adverse determination in such litigation could also subject us to significant liabilities. There can be no assurance that such litigation will not be instituted in the future against us.

  ISSUANCE OF PREFERRED STOCK MAY PREVENT CHANGE IN CONTROL AND ADVERSELY AFFECT MARKET PRICE FOR CLASS B COMMON STOCK. The Board of Directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class B Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the Class B Common Stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our common stock.

  NO CURRENT INTENTION TO DECLARE OR PAY DIVIDENDS. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and operations in Australia and the United Kingdom.

  Foreign Currency Exchange Rate Risk. The Company has a wholly owned subsidiary in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has engaged in foreign currency hedging transactions on a limited basis in connection with certain acquisitions and no contracts are outstanding as of September 30, 1998. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See "Index to Consolidated Financial Statements" for a listing of the financial statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As previously reported on the Current Report on Form 8-K filed on July 27, 1998, effective as of July 25, 1998, the Company's Audit Committee approved, subject to ratification by its shareholders, the engagement of PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending September 30, 1998 and approved the resignation of the firm of Ernst & Young LLP, who resigned as auditors of the Company effective July 24, 1998. Ernst & Young LLP, under the rules of its profession, resigned solely due to a prospective independence issue.

  The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

  In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 1997, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. The Company provided Ernst & Young LLP with a copy of the Form 8-K and requested Ernst & Young LLP furnish a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated July 27, 1998, was filed as Exhibit 16.1 to the Form 8-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

  (b) Directors. The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A (the "1998 Proxy Statement"), under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1998. A summary of the directors and their principal business for the last five years follows:

  James L. Bildner joined Tier as Chairman of the Board in November 1995 and became Chief Executive Officer in December 1996. From December 1994 to December 1996, Mr. Bildner was employed as a principal of Argus Management Corporation, a management consulting firm. In 1984, Mr. Bildner founded J. Bildner & Sons, Inc., a specialty retailer, and served as its Chairman of the Board and Chief Executive Officer from its inception to December 1994. J. Bildner & Sons, Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 1988 and emerged from reorganization in October 1989. Mr. Bildner received an A.B. from Dartmouth College and a J.D. from Case Western Reserve School of Law.

  William G. Barton, one of the initial founders of the Company, has served as Chief Technology Officer since February 1998 and as President and a Director since 1991. From 1991 until February 1998, he also served as Chief Operating Officer of the Company. From 1990 to 1991, Mr. Barton was employed as an information technology management consultant at Titan Consulting, an information technology consulting firm. From 1979 to 1990, Mr. Barton held various positions leading to Director of Advanced Business Systems at American Express Card Services, a financial services company. Previously, Mr. Barton held positions within the information technology industry as a systems analyst, software engineer and programmer. He received a B.S. in Business Administration and Management from the University of Phoenix and a Presidential/Key Executive MBA from Pepperdine University.

  George K. Ross has been a Director of the Company since January 1996, has served as Executive Vice President since 1998, has served as Chief Financial Officer since February 1997 and has served as Secretary since July 1998. From February 1997 until April 1998, Mr. Ross also served as Senior Vice President. From September 1992 to January 1997, Mr. Ross was a partner at Capital Partners, a private equity investment firm. Between 1979 and 1992, Mr. Ross was Corporate Vice President, Controller for Axel Johnson, Inc., a highly diversified private holding company. Mr. Ross has also held corporate and operating positions with RJR Nabisco, Inc. and served as a senior consultant with Ernst & Young LLP. Mr. Ross received a B.A. from Ohio Wesleyan University and an MBA from Ohio State University. Mr. Ross is a certified public accountant.

  Samuel Cabot III has served as a Director of the Company since January 1997. He has served as president of Samuel Cabot Inc., a manufacturer and marketer of premium quality exterior stains and architectural coatings, since 1978. He is also on the board of directors of Samuel Cabot, Inc., Plasticolors, Inc. and Blue Cross/Blue Shield of Massachusetts, Inc. Mr. Cabot received an A.B. from Dartmouth College and an MBA from Boston University.

  Ronald L. Rossetti has served as a Director of the Company since November 1995. Since February 1997, he has served as President of Riverside Capital Partners, Inc., a venture capital investment firm. From 1976 until September 1994, Mr. Rossetti was President, Chief Executive Officer and a director of Nature Food Centers, Inc. Mr. Rossetti is also on the Board of Directors of General Nutrition Co. and City Sports, the advisory board of Hamilton Associates and serves as a trustee of Northeastern University. He received a B.S. from Northeastern University.

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this item may be found under the section captioned "Compensation of Executive Officers" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this Item may be found under the section captioned "Election of Directors--Certain Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements. See "Index to Consolidated Financial Statements" on Page F-1.

    (2) Financial Statement Schedules. All schedules have been omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

    (3) Exhibits. See "Exhibit Index."

  (b) Reports on Form 8-K

    Form 8-K filed July 27, 1998 pursuant to Item 4 regarding a change in Registrant's certifying accountant.

    Form 8-K filed August 21, 1998 pursuant to Item 2 regarding the acquisition of certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust.

    Form 8-K/A, filed on October 20, 1998, pursuant to Item 7 attaching financial statements and pro forma financial information related to the acquisition of certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust.

    Form 8-K/A, filed on October 21, 1998, pursuant to Item 7 attaching restated pro forma financial information related to the acquisition of certain assets and liabilities of Sancha Computer Group Pty Limited.

    Form 8-K, filed on October 23, 1998, pursuant to Item 5 attaching restated financial statements for the nine-month fiscal year ended September 30, 1997 to reflect changes in the accounting for certain payments made in connection with two business combinations.

  (c) Exhibits. See "Exhibit Index."

  (d) Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

Report of Independent Accountants........................................... F-2
Report of Independent Auditors.............................................. F-3
Consolidated Balance Sheets................................................. F-4
Consolidated Statements of Income........................................... F-5
Consolidated Statements of Shareholders' Equity............................. F-6
Consolidated Statements of Cash Flows....................................... F-7
Notes to Consolidated Financial Statements.................................. F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Tier Technologies, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 1998, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 26, 1998, except as to
Note 12, which is as of December 18, 1998

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tier Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Tier Technologies, Inc. as of September 30, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1996 and for the nine month period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. at September 30, 1997, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the nine month period ended
September 30, 1997 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Walnut Creek, California
October 6, 1997

                            TIER TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                                                                    (RESTATED)
                        ASSETS
Current assets:
  Cash and cash equivalents..........................  $22,466,299  $   106,435
  Restricted cash....................................      711,720          --
  Short-term investments.............................   16,834,392          --
  Accounts receivable, net of allowance for doubtful
   accounts of $260,000 in
   1998 and $50,000 in 1997..........................   18,334,997    5,905,809
  Income taxes receivable............................          --       820,295
  Prepaid expenses and other current assets..........    1,398,705      285,779
                                                       -----------  -----------
  Total current assets...............................   59,746,113    7,118,318
Equipment and improvements, net......................    2,371,037      773,666
Notes and accrued interest receivable from related
 parties.............................................    1,870,447    1,011,650
Acquired intangible assets, net......................    9,794,148    1,300,328
Other assets.........................................      721,383      291,657
                                                       -----------  -----------
   Total assets......................................  $74,503,128  $10,495,619
                                                       ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under bank lines of credit..............  $       --   $ 1,232,111
  Accounts payable...................................    3,263,048    1,373,358
  Accrued liabilities................................      933,619      506,047
  Accrued subcontractor expenses.....................    2,502,711      146,275
  Accrued compensation and related liabilities.......    2,309,778    1,228,295
  Income taxes payable...............................      450,283          --
  Deferred income....................................      499,865       33,762
  Capital lease obligations due within one year......       67,165       31,198
  Other current liabilities .........................       24,315      205,820
                                                       -----------  -----------
  Total current liabilities..........................   10,050,784    4,756,866
Borrowings under bank lines of credit, less current
 portion.............................................          --     1,526,441
Capital lease obligations, less current portion......      163,275       24,944
Other liabilities....................................      116,946      295,736
                                                       -----------  -----------
   Total liabilities.................................   10,331,005    6,603,987
                                                       -----------  -----------
Commitments and contingent liabilities
Shareholders' equity:
  Convertible preferred stock, no par value;
   authorized shares--4,579,047; issued and
   outstanding shares--none in 1998 and 420,953 in
   1997..............................................          --     1,892,223
  Common stock, no par value; authorized shares--
   44,259,762; issued and outstanding shares--
   11,861,019 in 1998 and 5,620,000 in 1997..........   62,655,997    2,948,852
  Notes receivable from shareholders.................   (2,158,600)  (2,253,430)
  Deferred compensation..............................     (591,504)         --
  Foreign currency translation adjustment............   (1,209,910)     (40,198)
  Retained earnings..................................    5,476,140    1,344,185
                                                       -----------  -----------
  Total shareholders' equity.........................   64,172,123    3,891,632
                                                       -----------  -----------
   Total liabilities and shareholders' equity........  $74,503,128  $10,495,619
                                                       ===========  ===========

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         NINE-MONTHS
                                             YEAR ENDED     ENDED    YEAR ENDED
                                              SEPTEMBER   SEPTEMBER   DECEMBER
                                                 30,         30,         31,
                                                1998        1997        1996
                                             ----------- ----------- -----------
                                                         (RESTATED)
Revenues...................................  $57,724,886 $22,478,643 $16,197,466
Cost of revenues...........................   37,273,429  14,916,846  11,616,662
                                             ----------- ----------- -----------
Gross profit...............................   20,451,457   7,561,797   4,580,804
Costs and expenses:
  Selling and marketing....................    3,008,536   1,836,082     975,236
  General and administrative...............    9,743,334   4,397,315   2,573,942
  Compensation charge related to business
   combinations............................      736,530     469,422         --
  Depreciation and amortization............    1,169,419     258,504      80,350
                                             ----------- ----------- -----------
Income from operations.....................    5,793,638     600,474     951,276
Interest income............................    1,136,419      70,429       3,866
Interest expense...........................      156,360     169,299      77,625
                                             ----------- ----------- -----------
Income before income taxes.................    6,773,697     501,604     877,517
Provision for income taxes.................    2,641,742     201,390     351,007
                                             ----------- ----------- -----------
Net income.................................  $ 4,131,955 $   300,214 $   526,510
                                             =========== =========== ===========
Basic net income per share.................  $      0.45 $      0.06 $      0.11
                                             =========== =========== ===========
Shares used in computing basic net income
 per share.................................    9,231,296   5,399,560   4,987,946
                                             =========== =========== ===========
Diluted net income per share...............  $      0.39 $      0.05 $      0.10
                                             =========== =========== ===========
Shares used in computing diluted net income
 per share.................................   10,623,998   5,794,155   5,245,810
                                             =========== =========== ===========


                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    PREFERRED STOCK                    COMMON STOCK                        NOTES                     FOREIGN
                  --------------------  ----------------------------------------------   RECEIVABLE                 CURRENCY
                                         CLASS A                CLASS B                     FROM        DEFERRED   TRANSLATION
                   SHARES     AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT     SHAREHOLDERS  COMPENSATION ADJUSTMENT
                  --------  ----------  ---------  ----------  ----------  -----------  ------------  ------------ -----------
Balance at
 December 31,
 1995............      --   $      --   2,200,000  $  112,547   3,300,000  $   168,820  $  (126,440)   $     --    $       --
 Repurchase of
  common stock...      --          --    (480,000)    (81,022)   (720,000)    (121,533)      31,610          --            --
 Net income......      --          --         --          --          --           --           --           --            --
                  --------  ----------  ---------  ----------  ----------  -----------  -----------    ---------   -----------
Balance at
 December 31,
 1996............      --          --   1,720,000      31,525   2,580,000       47,287      (94,830)         --            --
 Issuance of
  Series A
  convertible
  preferred stock
  for cash, net
  of issuance
  costs of
  $317,778.......  420,953   1,892,223    (95,238)     (1,746)     95,238        1,746          --           --            --
 Exercise of
  stock options..      --          --     660,000   1,350,040     660,000      846,000   (2,196,040)         --            --
 Tax benefit of
  stock options
  exercised......      --          --         --      269,600         --       404,400          --           --            --
 Payment on notes
  receivable.....      --          --         --          --          --           --        37,440          --            --
 Net income
  (restated).....      --          --         --          --          --           --           --           --            --
 Foreign currency
  translation
  adjustment.....      --          --         --          --          --           --           --           --        (40,198)
                  --------  ----------  ---------  ----------  ----------  -----------  -----------    ---------   -----------
Balance at
 September 30,
 1997 (restated).  420,953   1,892,223  2,284,762   1,649,419   3,335,238    1,299,433   (2,253,430)         --        (40,198)
 Exercise of
  stock options..      --          --         --          --      248,707      932,494          --           --            --
 Issuance of
  Class B common
  stock through
  Employee Stock
  Purchase Plan..      --          --         --          --       11,378      116,050          --           --            --
 Tax benefit of
  stock options
  exercised......      --          --         --          --          --       544,366          --           --            --
 Conversion of
  Series A
  convertible
  preferred stock
  and Class A
  common stock
  into Class B
  common stock... (420,953) (1,892,223)  (645,000)    (11,822)  1,065,953    1,904,045          --           --            --
 Issuance of
  Class B common
  stock, net of
  issuance costs
  of $2,257,519..      --          --         --          --    5,460,000   54,855,612          --           --            --
 Payments on
  notes
  receivable.....      --          --         --          --          --           --        94,830          --            --
 Issuance of
  Class B common
  stock in
  business
  combinations...      --          --         --          --       99,981    1,366,400          --      (700,900)          --
 Amortization of
  deferred
  compensation...      --          --         --          --          --           --           --       109,396           --
 Net income......      --          --         --          --          --           --           --           --            --
 Foreign currency
  translation
  adjustment.....      --          --         --          --          --           --           --           --     (1,169,712)
                  --------  ----------  ---------  ----------  ----------  -----------  -----------    ---------   -----------
Balance as of
 September 30,
 1998............      --   $      --   1,639,762  $1,637,597  10,221,257  $61,018,400  $(2,158,600)   $(591,504)  $(1,209,910)
                  ========  ==========  =========  ==========  ==========  ===========  ===========    =========   ===========
                                 TOTAL
                   RETAINED  SHAREHOLDERS'
                   EARNINGS     EQUITY
                  ---------- -------------
Balance at
 December 31,
 1995............ $  517,461  $   672,388
 Repurchase of
  common stock...        --      (170,945)
 Net income......    526,510      526,510
                  ---------- -------------
Balance at
 December 31,
 1996............  1,043,971    1,027,953
 Issuance of
  Series A
  convertible
  preferred stock
  for cash, net
  of issuance
  costs of
  $317,778.......        --     1,892,223
 Exercise of
  stock options..        --           --
 Tax benefit of
  stock options
  exercised......        --       674,000
 Payment on notes
  receivable.....        --        37,440
 Net income
  (restated).....    300,214      300,214
 Foreign currency
  translation
  adjustment.....        --       (40,198)
                  ---------- -------------
Balance at
 September 30,
 1997 (restated).  1,344,185    3,891,632
 Exercise of
  stock options..        --       932,494
 Issuance of
  Class B common
  stock through
  Employee Stock
  Purchase Plan..        --       116,050
 Tax benefit of
  stock options
  exercised......        --       544,366
 Conversion of
  Series A
  convertible
  preferred stock
  and Class A
  common stock
  into Class B
  common stock...        --           --
 Issuance of
  Class B common
  stock, net of
  issuance costs
  of $2,257,519..        --    54,855,612
 Payments on
  notes
  receivable.....        --        94,830
 Issuance of
  Class B common
  stock in
  business
  combinations...        --       665,500
 Amortization of
  deferred
  compensation...        --       109,396
 Net income......  4,131,955    4,131,955
 Foreign currency
  translation
  adjustment.....        --    (1,169,712)
                  ---------- -------------
Balance as of
 September 30,
 1998............ $5,476,140  $64,172,123
                  ========== =============

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         NINE
                                       YEAR ENDED    MONTHS ENDED   YEAR ENDED
                                      SEPTEMBER 30,  SEPTEMBER 30, DECEMBER 31,
                                          1998           1997          1996
                                      -------------  ------------- ------------
                                                     (RESTATED)
OPERATING ACTIVITIES
Net income..........................  $  4,131,955    $   300,214   $ 526,510
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization......     1,169,419        258,504      80,350
 Amortization of deferred
  compensation......................       109,396            --          --
 Provision for doubtful accounts....       210,000         50,000         --
 Deferred income taxes..............      (721,101)      (144,071)    (94,042)
 Tax benefit of stock options
  exercised.........................       544,366        674,000         --
 Forgiveness of notes receivable
  from employees....................       275,041            --          --
 Change in operating assets and
  liabilities, net of effects of
  acquisitions:
  Accounts receivable...............   (12,679,855)    (2,739,995)   (420,868)
  Income taxes payable..............     1,270,578       (793,545)    (26,750)
  Prepaid expenses and other current
   assets...........................      (611,183)      (213,861)    (72,218)
  Other assets......................      (545,685)        13,312     (31,234)
  Accounts payable and accrued
   liabilities......................     4,795,981      1,234,267     487,793
  Deferred income...................       466,103        (20,547)     41,438
                                      ------------    -----------   ---------
Net cash (used in) provided by
 operating activities...............    (1,584,985)    (1,381,722)    490,979
                                      ------------    -----------   ---------
INVESTING ACTIVITIES
Purchase of equipment and
 improvements.......................    (1,759,124)      (553,867)   (145,449)
Notes and accrued interest
 receivable from related parties....    (1,228,259)    (1,027,706)        --
Business combinations, net of cash
 acquired...........................    (8,271,310)      (914,964)   (152,008)
Restricted cash.....................      (711,720)           --          --
Purchases of available-for-sale
 securities.........................   (30,204,257)           --          --
Sales of available-for-sale
 securities.........................    13,369,865            --          --
Other assets........................      (107,638)           --          --
                                      ------------    -----------   ---------
Net cash used in investing
 activities.........................   (28,912,443)    (2,496,537)   (297,457)
                                      ------------    -----------   ---------
FINANCING ACTIVITIES
Borrowings under bank lines of
 credit.............................     6,912,000     10,356,122     688,116
Payment of borrowings on bank lines
 of credit..........................    (9,670,552)    (8,253,602)   (450,000)
Repurchase of common stock..........           --             --      (36,635)
Net proceeds from issuance of common
 stock..............................    54,855,612            --          --
Net proceeds from issuance of
 preferred stock....................           --       1,892,223         --
Repayment by shareholder on note
 receivable.........................        94,830         37,440         --
Deferred financing costs............       223,597       (223,597)        --
Exercise of stock options...........       932,494            --          --
Employee stock purchase plan........       116,050            --          --
Payments on capital lease
 obligations........................       (44,621)       (32,741)    (46,594)
Payment on notes payable to
 shareholders.......................       (46,516)       (56,499)    (42,863)
                                      ------------    -----------   ---------
Net cash provided by financing
 activities.........................    53,372,894      3,719,346     112,024
                                      ------------    -----------   ---------
Effect of exchange rate changes on
 cash...............................      (515,602)       (40,198)        --
                                      ------------    -----------   ---------
Net (decrease) increase in cash and
 cash equivalents...................    22,359,864       (199,111)    305,546
Cash and cash equivalents at
 beginning of period................       106,435        305,546         --
                                      ------------    -----------   ---------
Cash and cash equivalents at end of
 period.............................  $ 22,466,299    $   106,435   $ 305,546
                                      ============    ===========   =========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash paid during the year for:
  Interest paid.....................  $     95,658    $   170,188   $  74,789
                                      ============    ===========   =========
  Income taxes paid (refunded), net.  $  1,547,512    $   465,000   $ 472,600
                                      ============    ===========   =========
Equipment acquired under capital
 lease obligations..................  $    218,919    $       --    $   8,734
                                      ============    ===========   =========
Common stock issued in exchange for
 notes receivable...................  $        --     $ 2,196,040   $     --
                                      ============    ===========   =========
Repurchase of common stock in
 exchange for forgiveness of notes
 receivable.........................  $        --     $       --    $  31,610
                                      ============    ===========   =========
Repurchase of common stock in
 exchange for a note payable........  $        --     $       --    $ 134,410
                                      ============    ===========   =========
Accrued purchase price and assumed
 liabilities related to business
 combinations.......................  $    397,246    $   530,623   $ 427,049
                                      ============    ===========   =========
Conversion of preferred stock into
 common stock.......................  $  1,892,223    $       --    $     --
                                      ============    ===========   =========
Common stock issued in business
 combinations.......................  $    665,500    $       --    $     --
                                      ============    ===========   =========
Restricted stock held in escrow for
 employees..........................  $    700,900    $       --    $     --
                                      ============    ===========   =========

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company

  Tier Technologies, Inc. (the "Company") provides information technology consulting, application development and software engineering services to large companies and government entities.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date, revenues and expenses are translated using the average exchange rate for the period, and gains and losses from this translation process are included in shareholders' equity. Foreign currency transaction gains and losses have not been material to the Consolidated Statements of Income for the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996.

  In September 1997, the Company changed its fiscal year end to September 30.

 Restatement

  As previously reported in the Company's Current Report on Form 8-K filed on October 23, 1998, and Form 10-Q/A's filed on October 20, 1998, the consolidated balance sheets as of September 30, 1997 and June 30, 1998, and the consolidated statements of income for the nine months ended September 30, 1997 and for the nine months ended June 30, 1998 were restated to treat as compensation expense certain payments made in connection with two business combinations that were previously treated as purchase price. The effect of these restatements was to reduce previously reported net income for the nine months ended September 30, 1997 and the nine months ended June 30, 1998 by $271,000 (or $0.05 diluted net income per share), and $297,000 (or $0.04 diluted net income per share), respectively, and to decrease previously reported shareholders' equity at September 30, 1997 and June 30, 1998 by $271,000 and $1,269,000, respectively. These restatements did not affect previously reported cash flows and future amortization expenses related to these acquisitions will be based on the reduced and restated purchase price.

 Accounting for Business Combinations

  Contingent payments are generally recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt and the amounts are amortized over the estimated remaining useful life of the acquired assets. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as a compensation charge related to business combinations over the vesting period when the amount is deemed probable to be made.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.


 Revenue Recognition

  The majority of the Company's revenues are from time and material contracts, and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion

                            TIER TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $3,444,396 and $676,021 at September 30, 1998 and 1997, respectively. An unbilled receivable for one client accounted for 11% of total accounts receivable at September 30, 1997.

  Revenues derived from sales to governmental agencies were $20,861,788, $10,133,147 and $2,709,706 for the year ended September 30, 1998, the nine months ended September 30, 1997 and for the year ended December 31, 1996, respectively.

 Credit Risk and Significant Clients

  Financial instruments that potentially subject the Company to significant levels of credit risk are accounts receivable.

  The Company extends credit based on an evaluation of its client's financial condition and does not require collateral. The Company's historical credit losses have not been significant.

  For the year ended September 30, 1998, revenues from three clients totaled $15,270,779, $11,525,429 and $6,470,553 which represented 26.5%, 20.0% and
11.2% of total revenues, respectively. Accounts receivable balances at September 30, 1998 relating to these three clients amounted to $11,372,007. During the nine months ended September 30, 1997, revenues from three clients totaled $5,019,140, $4,734,373 and $4,436,656, which represented 22%, 21% and
20% of total revenues, respectively. Accounts receivable balances at September 30, 1997 relating to these three clients amounted to $1,610,627. During 1996, revenues from two clients totaled $9,471,534 and $2,338,730, which represented 59% and 15% of total revenues, respectively. Accounts receivable balances at December 31, 1996 relating to these two clients amounted to $1,727,702.

 Cash and Cash Equivalents

  Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations, state governments, municipalities and the U.S. Government.

 Restricted Cash

  In accordance with an acquisition agreement, the Company deposited cash in an escrow account which will be released to the sellers of the acquired business upon the satisfaction of certain contingencies. The Company has classified this deposit as restricted cash.

 Short-Term Investments

  The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are recorded at amounts that approximate fair market value based on quoted market prices and have included investment-grade municipal securities and commercial paper. Realized gains and losses and declines in value

                            TIER TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

judged to be other-than-temporary on available-for-sale securities are included in income. Unrealized and realized gains and losses have not been material to the Consolidated Statements of Income for the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996.

 Equipment and Improvements

  Equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, which range from three to five years.

 Long-Lived Assets

  The Company records impairment losses on long-lived assets used in operations, such as equipment and improvements, and intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.

 Stock-Based Compensation

  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and provides the disclosure required in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse.

 Net Income Per Share

  The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under FAS 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive.

 Reclassifications

  Certain reclassifications have been made to the prior years consolidated financial statements and related notes to conform to the current year presentation.

 Impact of Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise

                            TIER TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

2. NET INCOME PER SHARE

  Net income per share is calculated as follows:

                                                      NINE MONTHS
                                        YEAR ENDED       ENDED      YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                           1998          1997          1996
                                       ------------- ------------- ------------
                                                      (RESTATED)
   Numerator:
     Net income.......................  $ 4,131,955   $  300,214    $  526,510
                                        ===========   ==========    ==========
   Denominator for basic income per
    share-weighted
    average common shares outstanding.    9,231,296    5,399,560     4,987,946
   Effects of dilutive securities:
     Common stock options.............    1,274,093      274,323       257,864
     Convertible preferred stock......       89,957      120,272           --
     Common stock held in escrow......       28,652          --            --
                                        -----------   ----------    ----------
   Denominator for diluted net income
    per share-adjusted weighted
    average common shares and assumed
    conversions.......................   10,623,998    5,794,155     5,245,810
                                        ===========   ==========    ==========
   Basic net income per share.........  $      0.45   $     0.06    $     0.11
                                        ===========   ==========    ==========
   Diluted net income per share.......  $      0.39   $     0.05    $     0.10
                                        ===========   ==========    ==========

  Options to purchase approximately 514,000 shares of Class B common stock at a price ranging from $14.56 to $17.81 per share were issued during fiscal year 1998, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares. Approximately 442,000 of these options, which expire in fiscal year 2008, were still outstanding at September 30, 1998.

                            TIER TECHNOLOGIES, INC.

3. BALANCE SHEET COMPONENTS

  The components of equipment and improvements are as follows:

                                                             SEPTEMBER 30,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
   Computer equipment and software...................... $2,482,309  $  870,180
   Furniture, equipment and leasehold improvements......    723,063     183,816
                                                         ----------  ----------
                                                          3,205,372   1,053,996
   Less: Accumulated depreciation and amortization......   (834,335)   (280,330)
                                                         ----------  ----------
                                                         $2,371,037  $  773,666
                                                         ==========  ==========

  Depreciation and amortization expense related to equipment and improvements for the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, was $600,307, $104,415 and $79,330, respectively. The cost of assets acquired under capital leases is $295,883 and $155,382 and the related accumulated amortization is $107,005 and $71,727 at September 30, 1998 and September 30, 1997, respectively.

  The components of acquired intangible assets are as follows:

                                                            SEPTEMBER 30,
                                                        -----------------------
                                                           1998         1997
                                                        -----------  ----------
                                                                     (RESTATED)
   Intangible assets:
     Goodwill.......................................... $ 9,555,522  $1,199,509
     Acquired workforce................................     923,623     235,236
                                                        -----------  ----------
                                                         10,479,145   1,434,745
   Less: Accumulated amortization......................    (684,997)   (134,417)
                                                        -----------  ----------
                                                        $ 9,794,148  $1,300,328
                                                        ===========  ==========

4. BANK LINES OF CREDIT

  At September 30, 1998, the Company has a $10 million revolving credit facility which matures on March 31, 2001. Total borrowings are limited to the lesser of 85% of eligible accounts receivable or $10 million and are secured by all of the Company's assets. Interest is charged monthly and is based on, at the Company's option, the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 1998, the Company was in compliance with all financial ratios and had no outstanding borrowings under its credit facility.

  Prior to March 31, 1998, the Company had a credit agreement with a bank which provided for lines of credit of up to $2,250,000 for general corporate purposes and $1,500,000 for acquisition purposes (including up to $500,000 for stand-by letters of credit). The lines of credit bore interest at the bank's prime rate (8.5% at September 30, 1997) plus 1.5% and 1.75%, respectively. Total borrowings were limited to the lesser of $3,750,000 or 85% of eligible accounts receivable and were secured by the Company's assets. At September 30, 1997, the outstanding borrowings were $2,417,813. Interest payments were due monthly. At December 31, 1997 all outstanding principal and remaining interest borrowed under the $1,500,000 line of credit were converted into a term loan to be repaid over four years. All borrowings under this credit facility were repaid in December 1997.

                            TIER TECHNOLOGIES, INC.

4. BANK LINES OF CREDIT--(CONTINUED)

  The Company also had an equipment line of credit agreement with the same bank. Under the agreement, the Company could borrow up to $399,500 through May 31, 1998 at variable interest rates of 1.75% above the bank's prime rate. At September 30, 1997, the Company had outstanding borrowings of $252,440. Interest payments were due monthly and, at six-month intervals, all outstanding principal and interest converted into term loans to be repaid over three years. All borrowings under this credit facility were repaid in December 1997.

  At September 30, 1997, the Company had an equipment term loan of $88,299 with the same bank which was intended to mature August 31, 2001 at a variable interest rate of 1.75% above the bank's prime rate. Accrued interest and principal were due monthly through maturity. All borrowings under this credit facility were repaid in December 1997.

5. COMMITMENTS

  The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through 2003. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

                                                            OPERATING  CAPITAL
                                                              LEASES    LEASES
                                                            ---------- --------
   Years ending September 30,
     1999.................................................. $  694,882 $ 81,738
     2000..................................................    516,003   73,624
     2001..................................................    327,488   51,865
     2002..................................................     42,531   45,496
     2003..................................................        --    17,388
                                                            ---------- --------
     Total minimum lease payments.......................... $1,580,904  270,111
                                                            ==========
     Less amounts representing interest....................             (39,671)
                                                                       --------
     Present value of capital lease obligations............             230,440
     Less amounts due within one year......................             (67,165)
                                                                       --------
                                                                       $163,275
                                                                       ========

  Rent expense for the year ended September 30, 1998, the nine months ending September 30, 1997, and the year ended December 31, 1996 was $530,385, $183,823 and $163,700, respectively.

6. SHAREHOLDERS' EQUITY

 Common Stock

  In February 1997, the Company's Board of Directors authorized two classes of common stock, Class A common stock and Class B common stock. Each then outstanding share of common stock was converted into 40 shares of Class A common stock and 60 shares of Class B common stock. All share and per share information in the accompanying financial statements has been retroactively adjusted to reflect this conversion. In October 1997, the Board of Directors increased the authorized shares of Class B common stock to 42,600,000.

  The holders of Class A common stock and Class B common stock have 10 votes per share and 1 vote per share, respectively. Each share of Class A common stock will automatically convert into one share of Class B common stock upon transfer, except in limited circumstances, or at the election of the holder of such Class A

                            TIER TECHNOLOGIES, INC.

6. SHAREHOLDERS' EQUITY--(CONTINUED)

common stock. Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. The number of authorized shares of Class A common stock was 1,659,762 at September 30, 1998.

 Voting Trust

  In November 1997, all Class A shareholders (the "Beneficiaries") transferred their Class A common stock into a voting trust. The Company's Chief Executive Officer and President are the trustees of the voting trust (the "Trustees") and have the exclusive right to vote all shares of Class A common stock held in the voting trust. The voting trust has a term of 10 years and is renewable by consent of the Beneficiaries and the Trustees during the last 2 years of the original or an extended term. The voting trust terminates upon the earlier of the expiration of the term or in the event of (i) an agreement of the Trustees to terminate or (ii) the death of the sole remaining Trustee, leaving no incumbent or identified successor.

 Initial Public Offering

  In December 1997, the Company completed an initial public offering of 3,400,000 shares of its Class B common stock at $8.50 per share. Of those shares, 2,725,000 shares were sold by the Company and 675,000 shares were sold by certain selling shareholders. In January 1998, the underwriters from the Company's initial public offering exercised their over-allotment option to purchase an additional 510,000 shares of Class B common stock from the Company at the initial public offering price. Net proceeds to the Company, including the over-allotment option, were approximately $23,900,000 after deducting the underwriters' discount, commissions and related issuance costs.

 Secondary Public Offering

  In June 1998, the Company completed a secondary public offering of 3,000,000 shares of its Class B common stock at $15.00 per share. Of those shares, 1,775,000 shares were sold by the Company and 1,225,000 shares were sold by certain selling shareholders. In June 1998, the underwriters from the Company's secondary public offering exercised their over-allotment option to purchase an additional 450,000 shares of Class B common stock from the Company at the secondary public offering price. Net proceeds to the Company, including the over-allotment option, were approximately $31,000,000 after deducting the underwriters' discount, commissions and related issuance costs.

 Convertible Preferred Stock

  In July 1997, the Company issued 420,953 shares of Series A preferred stock at $5.25 per share resulting in net proceeds of approximately $1,900,000. The Series A preferred stock had the same voting rights as the Class B common stock. Series A preferred stock was initially convertible into one share of the Class B common stock, subject to certain antidilution provision. On December 17, 1997, as a result of the Company's initial public offering, 420,953 shares of Series A preferred stock automatically converted into 420,953 shares of Class B common stock. At September 30, 1998, 4,579,047 shares of preferred stock were authorized.

 Stock Options

  For the year ended December 31, 1996, the Company issued to employees options to purchase 440,000 shares of Class A common stock and 660,000 shares of Class B common stock at exercise prices ranging from $0.12 to $1.82 per share. Options for 200,000 shares of Class A common stock and 300,000 shares of Class B

                            TIER TECHNOLOGIES, INC.

6. SHAREHOLDERS' EQUITY--(CONTINUED)

common stock vested upon grant. The remaining options vested one-third upon the completion of the Company's initial public offering in December 1997, one-third on December 31, 1997, and the final one-third will vest on December 31, 1998. In February 1997, the Company issued options to purchase an additional 240,000 shares of Class A common stock at an exercise price of $3.58 per share. As of September 30, 1997, options for 660,000 shares of Class A common stock and 660,000 shares of Class B common stock had been exercised at prices ranging from $0.12 to $3.58 per share (weighted average exercise price of $1.66 per share) and options for 20,000 shares of Class A common stock at an exercise price of $3.58 per share remain outstanding. These outstanding options will expire in 2002. The weighted average fair value of these options granted during the nine months ended September 30, 1997, and the year ended December 31, 1996, were $0.48 and $0.18 per share, respectively. At September 30, 1998, 280,000 shares of nonvested stock issued pursuant to exercises of these options were subject to repurchase.

 1996 Equity Incentive Plan

  In February 1997, the Company adopted the 1996 Equity Incentive Plan (the "Plan"), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than 10 years from the date of grant and must vest at a rate of at least 20% per year over 5 years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant and the options may not be exercisable after the expiration of five years from the date of grant. Through September 30, 1998, no compensation expense had been recorded in connection with stock based employee incentive awards under the Plan. At September 30, 1998 and September 30, 1997, the number of shares authorized for issuance under the Plan was 2,989,333 and 1,811,714, respectively. A summary of activity under the Plan is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                             NUMBER OF  EXERCISE
                                                              SHARES     PRICE
                                                             ---------  --------
   Options outstanding at December 31, 1996.................       --    $  --
    Options granted......................................... 1,782,675     4.02
    Options cancelled.......................................   (39,600)    3.33
                                                             ---------   ------
   Options outstanding at September 30, 1997................ 1,743,075     3.93
    Options granted......................................... 1,201,200    13.76
    Options cancelled.......................................  (136,256)    9.23
    Options exercised.......................................  (249,040)    3.71
                                                             ---------   ------
   Options outstanding at September 30, 1998................ 2,558,979   $ 8.28
                                                             =========   ======

  The weighted average fair value of options granted to employees under the Plan during the year ended September 30, 1998 and the nine months ended September 30, 1997 was $5.51 and $0.85 per share, respectively. At September 30, 1998, no shares of non-vested stock issued pursuant to exercises of options were subject to repurchase. At September 30, 1998, options to purchase 181,314 shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 1998 is 8.63 years.

                            TIER TECHNOLOGIES, INC.

6. SHAREHOLDERS' EQUITY--(CONTINUED)

  The following table summarizes information about stock options outstanding at September 30, 1998:

                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
             ------------------------------------------- --------------------------
  RANGE OF               WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
  EXERCISE     NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
   PRICES    OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
  --------   ----------- ---------------- -------------- ----------- --------------
 $2.4500--
   $2.4500      227,501        8.39          $ 2.4500      147,335      $ 2.4500
 $3.2500--
   $3.2500      633,403        8.41          $ 3.2500      262,587      $ 3.2500
 $4.2500--
   $5.2500      337,575        8.77          $ 4.8242       67,588      $ 4.7446
 $5.7750--
   $9.0000      286,300        5.46          $ 6.7241       54,158      $ 5.9891
 $10.8750--
  $10.8750      288,134        9.32          $10.8750      192,500      $10.8750
 $13.8750--
  $14.2500      329,500        9.78          $14.1362       62,500      $14.1720
 $15.1875--
  $15.1875      253,333        9.73          $15.1875       20,833      $15.1875
 $16.1250--
  $16.1250       19,999        9.78          $16.1250       19,999      $16.1250
 $16.3750--
  $16.3750      144,534        9.52          $16.3750       17,834      $16.3750
 $17.8130--
  $17.8130       38,700        9.75          $17.8130          --            --
 ----------   ---------        ----          --------      -------      --------
  $2.4500--
  $17.8130    2,558,979        8.63          $ 8.2795      845,334      $ 6.8251
              =========                                    =======

 Pro Forma Disclosures of the Effect of Stock-Based Compensation

  The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net income and net income per share as follows:

                                                         NINE
                                        YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                           1998          1997          1996
                                       ------------- ------------- ------------
                                                      (RESTATED)
   Net income, as reported............  $4,131,955     $300,214      $526,510
   Net income, pro forma..............   2,615,712      165,260       524,710
   Basic net income per share, as
    reported..........................        0.45         0.06          0.11
   Basic net income per share, pro
    forma.............................        0.28         0.03          0.11
   Diluted net income per share, as
    reported..........................        0.39         0.05          0.10
   Diluted net income per share, pro
    forma.............................        0.25         0.03          0.10

  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          NINE
                                         YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                        SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                            1998          1997          1996
                                        ------------- ------------- ------------
   Expected dividend yield.............           0%           0%           0%
   Expected volatility.................          65%           0%           0%
   Risk-free interest rate.............  4.79%-5.60%        6.48%        5.78%
   Expected life of the option.........  0.5-4 years    1-5 years    1-4 years

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                            TIER TECHNOLOGIES, INC.

6. SHAREHOLDERS' EQUITY--(CONTINUED)

  The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated using the Black-Scholes option pricing model with the following assumptions for the year ended September 30, 1998: no dividend yield; expected life of six months; expected volatility of 65 percent; and risk free interest rate of 5.32 percent. The weighted-average fair value of those purchase rights granted during the year ended September 30, 1998 was $6.60.

 Employee Stock Purchase Plan

  In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company reserved a total of 100,000 shares of Class B common stock for issuance under the plan. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company's Class B common stock on the first day or the last day of the applicable purchase period. The first purchase period ended in May 1998 and resulted in proceeds of $116,050 from the sale of 11,378 shares. Through September 30, 1998, no compensation expense had been recorded in connection with these purchase rights.

7. ACQUISITIONS

  On December 16, 1996, the Company acquired certain assets and liabilities of Chicago Consulting Alliance, LLC ("CCA"). CCA was based in Chicago, Illinois and provided consulting services for the custom design of software and computer systems for business applications. The cost of the acquisition was $170,329 and was accounted for as a purchase. Intangible assets recorded are being amortized using the straight-line method over a six-year period.

  On December 31, 1996, the Company acquired certain assets and liabilities of Encore Consulting, Inc. ("Encore"), a Missouri-based corporation which provided consulting services for computer systems integration on a government contract. The cost of the acquisition totaled $784,268 and was accounted for as a purchase. Intangible assets are being amortized using the straight-line method over a six-year period. Based on the renewal of a significant client contract, contingent payments to the former Encore shareholders of $150,000 were expensed during each of the year ended September 30, 1998 and the nine months ended September 30, 1997 as compensation charge related to business combinations during the year.

  On January 2, 1997, the Company acquired certain assets and liabilities of Five Points Consulting, LLC ("Five Points") which was based in Atlanta, Georgia. Five Points custom designed software and computer systems for special business applications. The cost of the acquisition totaled $283,775 and was accounted for as a purchase. Intangible assets recorded are being amortized using the straight-line method over a six-year period.

  On March 10, 1997, the Company acquired certain assets and liabilities of Tangent Group, Pty. Limited ("Tangent Group"), an Australian entity which provided computer systems consulting services. The cost of the acquisition totaled $487,698 and the transaction was accounted for as a purchase. Intangible assets recorded are being amortized using the straight-line method over a six-year period. In addition, the Company will pay at least
$120,000 in royalties over the first two-year period following the acquisition. The royalty is based on 3% of the Company's gross revenues generated by its Australian operations. The maximum royalties to be paid over the first three-year period are approximately $240,000.

  On July 11, 1997, the Company acquired certain assets and liabilities of Albanycrest, Limited ("Albanycrest"), a United Kingdom private limited company, which provided information and management consulting services on the design of software and computer systems. The purchase price totaled $577,750 and the transaction was

                            TIER TECHNOLOGIES, INC.

7. ACQUISITIONS--(CONTINUED)

accounted for as a purchase. Intangible assets recorded are being amortized using the straight-line method over a six-year period. During the year ended September 30, 1998 and nine months ended September 30, 1997, $477,134 and $319,422, respectively, of compensation expense was recorded with respect to certain payments paid to former shareholders based on performance criteria and continued employment.

  Effective March 1, 1998, the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited ("Sancha Group"), Australian entities which provided computer systems consulting services. The initial cost of the acquisition totaled $5,219,507, of which $4,554,007 was paid in cash and $665,500 in Class B common stock. The acquisition was accounted for as a purchase. As of September 30, 1998, intangible assets of approximately $5.3 million are being amortized using the straight-line method over a period of 8 to 15 years. Contingent payments totaling approximately $312,000 were paid during the year ended September 30, 1998. Additional contingent payments of up to approximately $1.2 million (based on a current exchange rate of AU $1.67 to US $1.00) may be paid by May 15, 2000 if certain performance targets are met.

  Effective April 1, 1998, the Company acquired certain assets and liabilities of Simpson Fewster & Co. Pty Limited ("SFC"), an Australian entity which provided information technology consulting services to develop and implement call center applications. The initial cost of the acquisition totaled approximately $788,000. The SFC acquisition was accounted for as a purchase. Additional contingent payments may be paid based on the achievement of future performance targets and the continued employment of certain key employee/sellers with the Company. These payments will be charged as compensation expense at the time it is deemed probable such payments will be made. In addition, 48,768 shares of the Company's Class B common stock, valued as of the date of the acquisition at approximately $701,000, were issued and are held in escrow and will be released over three years provided that the key employee/sellers are employed by the Company on the release dates. The value of these shares are reflected as deferred compensation on the balance sheet and will be amortized over the three year vesting period. As of September 30, 1998, intangible assets of approximately $732,000 are being amortized over six years.

  Effective August 1, 1998, the Company acquired certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), an Australian entity which provided information technology consulting services. The initial cost of the acquisition totaled approximately $3.2 million. The Infact acquisition was accounted for as a purchase. As of September 30, 1998, intangible assets of approximately $3.1 million are being amortized using the straight-line method over a period of 8 to 15 years. Additional contingent purchase price payments of up to approximately $1.3 million in cash (based on a current exchange rate of AU $1.67 to US $1.00) and approximately 50,000 shares of the Company's Class B common stock may be paid over the two-year period ended August 1, 2000 if certain performance targets are met. Approximately 71% of such payments will be accounted for as additional purchase price and the remaining payments will be treated as compensation expense at the time the payments are deemed probable to be made because such payments are contingent, in part, on the continuing employment of a key employee/seller.

  The accompanying consolidated financial statements include the results of operations of these acquired businesses for periods subsequent to the respective acquisition dates.

                            TIER TECHNOLOGIES, INC.

7. ACQUISITIONS--(CONTINUED)

 Pro Forma Disclosure of Significant Acquisitions (Unaudited)

  The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if Albanycrest, Sancha Group and Infact had been purchased by the Company as of January 1, 1997, after including the impact of certain adjustments, such as the unaudited pro forma adjustments for income taxes which would have been recorded if Encore had not been an S corporation (based on tax laws in effect during the applicable period) and increased amortization expense due to recording of intangible assets:

                                                                       NINE
                                                      YEAR ENDED   MONTHS ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
                                                                    (RESTATED)
   Revenues.........................................  $64,129,948   $31,729,413
   Net income.......................................    4,732,863     1,083,179
   Net income per share.............................         0.51          0.20
   Diluted net income per share.....................         0.44          0.18

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

8. NOTES RECEIVABLE FROM RELATED PARTIES

  The Company's outstanding notes receivable from related parties as of September 30, 1998 and September 30, 1997, which total $1,557,436 and $942,426, respectively, are from certain officers and employees of the Company. These notes bear interest at rates ranging from 5.75% to 9.00% and have due dates ranging from three to ten years. Certain of these notes are being forgiven in accordance with the terms of the officers' and employees' agreements and have an aggregate balance of $807,603 at September 30, 1998.

  In February 1997, the Company advanced a total of $2,196,040 to two shareholders, who are also executive officers of the Company, in connection with the exercise of options to purchase Class B common stock. These notes receivable from shareholders are due in February 2007, bear interest at 6.99%, are secured and full recourse, and have a balance of $2,158,600 as of September 30, 1998.

                            TIER TECHNOLOGIES, INC.

9. SEGMENT AND GEOGRAPHIC AREAS

  The Company operates in one industry segment, information technology consulting, and markets its services in the United States, Australia and the United Kingdom.

  The following table presents a summary of operating information and certain year end balance sheet information by geographic region:

                                                         NINE
                                        YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                           1998          1997          1996
                                       ------------- ------------- ------------
                                                      (RESTATED)
   Revenues:
     United States....................  $45,285,973   $19,406,743  $16,197,466
     Australia........................    7,574,703     2,048,493          --
     United Kingdom...................    4,864,210     1,023,407          --
                                        -----------   -----------  -----------
   Total..............................  $57,724,886   $22,478,643  $16,197,466
                                        ===========   ===========  ===========
   Income (loss) from operations:
     United States....................  $ 4,114,495   $   456,779  $   951,276
     Australia........................      852,343       205,890          --
     United Kingdom...................      826,800       (62,195)         --
                                        -----------   -----------  -----------
   Total..............................  $ 5,793,638   $   600,474  $   951,276
                                        ===========   ===========  ===========
   Identifiable assets:
     United States....................  $60,442,035   $ 8,129,214  $ 4,132,665
     Australia........................   12,982,732     1,257,348          --
     United Kingdom...................    1,078,361     1,109,057          --
                                        -----------   -----------  -----------
   Total..............................  $74,503,128   $10,495,619  $ 4,132,665
                                        ===========   ===========  ===========


  The United States revenues for the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, include revenues from one project with a U.S. company performed in Australia of approximately $4,165,000, $2,111,000 and $0, respectively.

10. INCOME TAXES

  The domestic and foreign components of income before income taxes are as follows:

                                                          NINE
                                         YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                        SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                            1998          1997          1996
                                        ------------- ------------- ------------
                                                       (RESTATED)
   United States.......................  $ 5,126,597    $356,738      $877,517
   Foreign.............................    1,647,100     144,866           --
                                         -----------    --------      --------
     Total.............................  $ 6,773,697    $501,604      $877,517
                                         ===========    ========      ========

                            TIER TECHNOLOGIES, INC.

10. INCOME TAXES--(CONTINUED)

                                                              SEPTEMBER 30,
                                                           ---------------------
                                                             1998        1997
                                                           ---------  ----------
                                                                      (RESTATED)
   Deferred tax liabilities:
     Accrual basis to cash basis adjustments.............. $ 158,084   $374,412
     Depreciation.........................................   140,277     46,580
     Other................................................   205,225    113,100
                                                           ---------   --------
   Total deferred tax liabilities.........................   503,586    534,092
                                                           ---------   --------
   Deferred tax assets:
     Vacation accruals....................................   228,931     72,182
     Accrued expenses.....................................   107,574     20,435
     Accrued revenue......................................    57,137      2,032
     Accrued rent.........................................     8,457     11,738
     Accrued bonus........................................   136,920        --
     Intangibles..........................................   121,833     75,482
     Accounts receivable allowance........................    98,800     20,000
     Deferred miscellaneous revenue.......................   132,812        --
     Foreign tax credit carryforward......................   155,902        --
     Valuation allowance..................................  (155,902)       --
                                                           ---------   --------
   Total deferred tax assets..............................   892,464    201,869
                                                           ---------   --------
   Net deferred tax (assets) liabilities.................. $(388,878)  $332,223
                                                           =========   ========

  Effective January 1, 1996, the Company changed from the cash to the accrual method of accounting for income tax purposes. Differences in income tax basis existing at that date are being amortized to taxable income over a four-year period.

  At September 30, 1998, the Company has approximately $156,000 of foreign tax credit carryforward for tax reporting purposes available to offset future foreign income. Such foreign tax credit carryforward will expire in 2002. The benefit from the foreign tax credit carryforward may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance is required.

                            TIER TECHNOLOGIES, INC.

10. INCOME TAXES--(CONTINUED)

  Significant components of the provision for income taxes are as follows:

                                                          NINE
                                         YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                        SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                            1998          1997          1996
                                        ------------- ------------- ------------
                                                       (RESTATED)
   Current:
     Federal...........................  $2,527,369     $ 144,394     $373,151
     State.............................     361,599        46,785       71,898
     Foreign...........................     473,875       154,282          --
                                         ----------     ---------     --------
                                          3,362,843       345,461      445,049
                                         ----------     ---------     --------
   Deferred (benefit):
     Federal...........................    (645,196)     (122,575)     (74,646)
     State.............................     (75,905)      (21,496)     (19,396)
                                         ----------     ---------     --------
                                           (721,101)     (144,071)     (94,042)
                                         ----------     ---------     --------
   Total provision for income taxes....  $2,641,742     $ 201,390     $351,007
                                         ==========     =========     ========

  The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

                                                         NINE
                                        YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                           1998          1997          1996
                                       ------------- ------------- ------------
   U.S statutory federal tax rate.....     34.0 %        34.0%         34.0%
   State taxes, net of federal tax
    benefit...........................      4.0 %         6.1%          6.1%
   Tax exempt interest income.........     (3.2)%         --            --
   Other..............................      4.2 %         --            --
                                           ----          ----          ----
       Effective tax rate.............     39.0 %        40.1%         40.1%
                                           ====          ====          ====

11. RETIREMENT PLAN

  The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company's contributions to the 401(k) Plan are discretionary. The Company has not contributed any amounts to the 401(k) Plan to date.

12. SUBSEQUENT EVENTS

 Stock Repurchase Program

  In October 1998, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to one million shares of the Company's Class B common stock. The timing and volume of the repurchases, if any, will depend on market conditions. No shares have been repurchased to date.

                            TIER TECHNOLOGIES, INC.

12. SUBSEQUENT EVENTS--(CONTINUED)

 1996 Equity Incentive Plan

  In October 1998, the Board of Directors of the Company approved and adopted an amendment to the Amended and Restated 1996 Equity Incentive Plan (the "Plan Amendment") to increase the number of shares of Class B common stock authorized and reserved for issuance under the Plan to 3,989,333 shares. Effective on November 3, 1998, the Plan Amendment was approved by a majority of the shareholders entitled to vote thereon, acting by written consent. The Plan Amendment was effective as of November 26, 1998.

 Acquisition

  Effective November 30, 1998, the Company acquired all the issued and outstanding capital stock of Midas Computer Software Limited ("Midas"), a United Kingdom entity which provided data warehouse migration services to commercial and government entities. The initial cost of the acquisition totaled approximately $3.1 million, of which approximately $2.4 million was paid in cash and approximately $664,000 was paid in the Company's Class B common stock. The Midas acquisition will be accounted for as a purchase. Additional contingent payments of up to approximately $13.0 million (based on a current exchange rate of GBP 0.61 to US $1.00), may be paid in cash and shares of the Company's Class B common stock over a three year period based on achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price.

 Contract Dispute

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination is not valid and that it has not breached the sub-contract. As of September 30, 1998, accounts receivable under the sub-contract approximated $1.8 million, which amount currently remains unpaid. The Company and the prime contractor are in discussion regarding a resolution of this matter. Although the Company's investigation and negotiations with the prime contractor are ongoing, the Company believes, based on currently available information, the resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tier Technologies, Inc.

Dated: December 21, 1998                           /s/ James L. Bildner
                                          By: ---------------------------------
                                                     James L. Bildner
                                              Chairman of the Board andChief
                                                     Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Bildner, William G. Barton and George
K. Ross, and each of them, his attorneys-in-fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                 NAME                             TITLE                     DATE
                 ----                             -----                     ----
         /s/ James L. Bildner         Chairman of the Board and      December 21, 1998
 ------------------------------------  Chief Executive Officer
           James L. Bildner            (principal executive
                                       officer)

        /s/ William G. Barton         President, Chief Technology    December 21, 1998
 ------------------------------------  Officer and Director
          William G. Barton

          /s/ George K. Ross          Executive Vice President and   December 21, 1998
 ------------------------------------  Chief Financial Officer
            George K. Ross             (principal financial
                                       officer and principal
                                       accounting officer)

        /s/ Ronald L. Rossetti        Director                       December 21, 1998
 ------------------------------------
          Ronald L. Rossetti

         /s/ Samuel Cabot III         Director                       December 21, 1998
 ------------------------------------
           Samuel Cabot III


                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION                        PAGE
 -------                       -------------------                        ----
  2.1    Business Purchase Agreement dated as of August 1, 1998 by and between Infact Pty Limited as trustee of the Infact Unit Trust and Tier Technologies (Australia) Pty Limited (the schedules and annexures to the Business Purchase Agreement have been omitted as permitted by the rules and regulations of the
         Securities and Exchange Commission (SEC) but will be provided supplementally to the SEC upon request) (1)...................
  2.2    First Amendment to Business Purchase Agreement dated as of
         September 30, 1998 by and between Infact Pty Limited, as
         trustee of the Infact Unit Trust and Tier Technologies
         (Australia) Pty Limited.......................................
  3.1    Amended and Restated Articles of Incorporation................
  3.2    Amended and Restated Bylaws (2)...............................
  4.1    Form of Class B Common Stock Certificate (3)..................
  4.2    See Exhibits 3.1 and 3.2 for provisions of the Amended and
         Restated Articles and Amended and Restated Bylaws of the
         Registrant defining rights of the holders of Class B Common
         Stock of the Registrant.......................................
 10.1    Amended and Restated 1996 Equity Incentive Plan (7)*..........
 10.2    Second Amended and Restated Employment Agreement by and
         between the Registrant and James L. Bildner, dated as of
         February 16, 1998 (4)*........................................
 10.3    Second Amended and Restated Employment Agreement by and
         between the Registrant and William G. Barton, dated as of
         February 16, 1998 (4)*........................................
 10.4    Investors' Rights Agreement by and among the Registrant and holders of the Registrant's Series A Convertible Preferred
         Stock, dated as of July 28, 1997 (3)*.........................
 10.5    Stock Purchase Agreement by and among the Registrant and
         holders of the Registrant's Series A Convertible Preferred
         Stock, dated as of July 28, 1997 (3)*.........................
 10.6    Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of December 31, 1996 (3).......
 10.7    Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997 (3).........
 10.8    Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997 (3)............
 10.9    Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997 (3)............
 10.10   Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997 (3)...........
 10.11   Amended and Restated Full Recourse Secured Promissory Note,
         dated as of April 1, 1998, and Amended and Restated Pledge
         Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (4)......................................
 10.12   Amended and Restated Full Recourse Secured Promissory Note,
         dated as of April 1, 1998, and Amended and Restated Pledge
         Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (4)......................................

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION                       PAGE
 -------                       -------------------                       ----
 10.13   Full Recourse Promissory Note by and between the Registrant and William G. Barton, dated as of December 31, 1996 (3)......
 10.14   Full Recourse Secured Promissory Note, dated as of February
         28, 1997, and Amended and Restated Pledge Agreement, dated as of August 1, 1997, by and between the Registrant and William
         G. Barton (3).................................................
 10.15   Full Recourse Promissory Note by and between the Registrant and William G. Barton, dated as of February 28, 1997 (3)......
 10.16   Full Recourse Promissory Note by and between the Registrant and William G. Barton, dated as of July 15, 1997 (3)..........
 10.17   Full Recourse Promissory Note by and between the Registrant and F. Thomas Latham, dated as of July 15, 1997 (3)...........
 10.18   Amended and Restated Employment Agreement by and between the
         Registrant and George K. Ross, dated as of February 16, 1998
         (4)*..........................................................
 10.19   Full Recourse Promissory Note by and between the Registrant and George K. Ross, dated as of February 3, 1997 (3)..........
 10.20   Office Lease by and between Urban West Business Park, Colony
         MB Partners, L.P., as Landlord, and Tier Corporation, a
         California Corporation, as Tenant, as amended July 29, 1997
         (3)...........................................................
 10.21   Form of Indemnification Agreement (3).........................
 10.22   Tier Corporation 401(k) Plan, Summary Plan Description (3)....
 10.23   Asset Purchase Agreement by and among the Registrant, Encore
         Consulting LLC, Robert D. Beman, Thomas E. McCleod and David
         Myers, dated as of December 31, 1996 (3)......................
 10.24   Asset Purchase Agreement by and among the Registrant,
         Albanycrest Limited, a Limited Liability Company Incorporated
         in England, and Andrew David Armstrong, Thomas Thomson and
         Howard Moore, dated as of July 11, 1997 (3)...................
 10.25   Agreement for provision of consulting services by and between the Registrant and Kaiser Foundation Health Plan, Inc. (3)....
 10.26   Agreement for provision of consulting services by and between the Registrant and the State of Missouri (3)..................
 10.27   Agreement for provision of consulting services by and between the Registrant and Unisys Corporation (Arizona) (3)...........
 10.28   Agreement for provision of consulting services by and between the Registrant and Unisys Corporation (Australia) (3).........
 10.29   Employee Stock Purchase Plan (2)*.............................
 10.30   Voting Trust Agreement (3)....................................
 10.31   Form of Buy-Sell Agreement between James L. Bildner and
         William G. Barton (2).........................................
 10.32   Business Purchase Agreement by and among Sancha Computer
         Services Pty Limited, Sancha Software Development Pty Limited
         and Tier Technologies (Australia) Pty Limited, dated as of
         February 26, 1998 (5).........................................

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION                         PAGE
 -------                       -------------------                         ----
 10.33   Amendment of Business Purchase Agreement, among Sancha Computer
         Services Pty Limited, Sancha Software Development Pty Limited
         and Tier Technologies (Australia) Pty Limited (5)..............
 10.34   Revolving Credit Agreement by and between the Registrant, Tier
         Technologies (United Kingdom) Inc. and BankBoston, N.A. (4)....
 10.35   Agreement for provision of consulting services by and between the Registrant and Humana, Inc. (4)............................
 10.36   Full Recourse Promissory Note by and between the Registrant and
         George K. Ross, dated as of February 10, 1998 (4)..............
 10.37   Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998 (6).....................
 10.38   Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998 (6).....................
 10.39   Amended Agreement by and between the Registrant and the State of Missouri, dated August 3, 1998..............................
 10.40   Amended and Restated Pledge Agreement and Promissory Note by
         and between Registrant and William G. Barton...................
 10.41   Amendment to Revolving Credit Agreement by and among the
         Registrant, Tier Technologies (United Kingdom), Inc. and
         BankBoston, N.A................................................
 10.42   Second Amendment to Revolving Credit Agreement by and among the
         Registrant, Tier Technologies (United Kingdom), Inc. and
         BankBoston, N.A................................................
 16.1    Letter re: change in certifying accountant (6).................
 21.1    Subsidiaries of the Registrant (3).............................
 23.1    Consent of PricewaterhouseCoopers LLP, Independent
         Accountants....................................................
 23.2    Consent of Ernst & Young LLP, Independent Auditors.............
 27.1    Financial Data Schedule........................................

--------
* Management contract or compensatory plan required to be filed as an exhibit to this report.
(1) Filed as an exhibit to the Current Report on Form 8-K, filed August 21, 1998, and incorporated herein by reference.
(2) Filed as an exhibit to Form S-1/A No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.
(4) Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference.
(5) Filed as an exhibit to the Current Report on Form 8-K, filed March 27, 1998, and incorporated herein by reference.
(6) Filed as an exhibit to Form 10-Q, filed August 14, 1998, and incorporated herein by reference.
(7) Filed as an exhibit to the Current Report on Form 8-K, filed July 27, 1998, and incorporated herein by reference.
(8) Filed as Schedule A to Schedule 14C Information, filed November 6, 1998, and incorporated herein by reference.