Form 10-Q
period 1998-12-31
TIER TECHNOLOGIES INC
filed 1999-02-12
CIK 1045150

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

               For the quarterly period ended December 31, 1998

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

                   (1) Yes [X]  No [_]   (2) Yes [X]  No [_]

As of February 5, 1999, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 10,442,321.

This report contains a total of 23 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        Part I -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
   Item 1. Condensed Consolidated Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets as of December 31, 1998
            and September 30, 1998.......................................    3
           Condensed Consolidated Statements of Income for the three
            months ended December 31, 1998 and 1997......................    4
           Condensed Consolidated Statements of Cash Flows for the three
            months ended December 31, 1998 and 1997......................    5
           Notes to Condensed Consolidated Financial Statements..........    6
   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   11
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....   21

                         Part II -- OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds.....................   22
   Item 4. Submission of Matters to a Vote of Security Holders...........   22
   Item 6. Exhibits and Reports on Form 8-K..............................   22
   Signatures.............................................................  23

Safe Harbor Statement

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof, other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 15 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                     December 31, September 30,
                                                         1998         1998
                                                     ------------ -------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $13,128       $22,466
  Restricted cash...................................       735           712
  Short-term investments............................    27,762        16,834
  Accounts receivable, net..........................    18,596        18,335
  Prepaid expenses and other current assets.........     1,597         1,399
                                                       -------       -------
    Total current assets............................    61,818        59,746
Equipment and improvements, net.....................     2,680         2,371
Notes and accrued interest receivable from related
 parties............................................     1,852         1,871
Acquired intangibles, net...........................    14,023         9,794
Other assets........................................       681           721
                                                       -------       -------
    Total assets....................................   $81,054       $74,503
                                                       =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under bank line of credit..............   $   557       $   --
  Accounts payable..................................     4,998         3,263
  Accrued liabilities...............................       838           934
  Accrued subcontractor expenses....................     1,764         2,503
  Accrued compensation and related liabilities......     2,650         2,310
  Income taxes payable..............................       589           450
  Deferred income...................................        59           500
  Capital lease obligations due within one year.....       144            67
  Other current liabilities.........................        36            24
                                                       -------       -------
    Total current liabilities.......................    11,635        10,051
Capital lease obligations, less current portion.....       366           163
Other liabilities...................................       249           117
                                                       -------       -------
    Total liabilities...............................    12,250        10,331
                                                       -------       -------
Commitments and contingent liabilities..............
Shareholders' equity:
  Common stock, no par value........................    64,715        62,656
  Notes receivable from shareholders................    (2,020)       (2,159)
  Deferred compensation.............................      (526)         (591)
  Foreign currency translation adjustment...........      (867)       (1,210)
  Retained earnings.................................     7,502         5,476
                                                       -------       -------
    Total shareholders' equity......................    68,804        64,172
                                                       -------       -------
    Total liabilities and shareholders' equity......   $81,054       $74,503
                                                       =======       =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                  Three Months
                                                                     Ended
                                                                  December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------- ------
Revenues........................................................ $21,356 $9,150
Cost of revenues................................................  13,156  5,680
                                                                 ------- ------
Gross profit....................................................   8,200  3,470
Costs and expenses:
  Selling and marketing.........................................   1,287    815
  General and administrative....................................   3,459  1,800
  Compensation charge related to business combinations..........      61    198
  Depreciation and amortization.................................     527    150
                                                                 ------- ------
Income from operations..........................................   2,866    507
Interest income (expense), net..................................     456     56
                                                                 ------- ------
Income before income taxes......................................   3,322    563
Provision for income taxes......................................   1,296    228
                                                                 ------- ------
Net income...................................................... $ 2,026 $  335
                                                                 ======= ======
Basic net income per share...................................... $  0.17 $ 0.05
                                                                 ======= ======
Shares used in computing basic net income per share.............  11,881  6,139
                                                                 ======= ======
Diluted net income per share.................................... $  0.16 $ 0.04
                                                                 ======= ======
Shares used in computing diluted net income per share...........  12,816  7,464
                                                                 ======= ======



            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                               Three Months
                                                                  Ended
                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
Operating activities:
Net income.................................................  $  2,026  $   335
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization.............................       527      143
 Amortization of deferred compensation.....................        65      --
 Provision for doubtful accounts...........................       124      --
 Deferred income taxes.....................................       (90)    (144)
 Tax benefit of stock options exercised....................       201      --
 Forgiveness of notes receivable from employees............       253      --
 Changes in operating assets and liabilities, net of
  effects of acquisitions:
 Accounts receivable.......................................       783     (590)
 Income taxes receivable...................................       --       517
 Prepaid expenses and other current assets.................       (13)      34
 Other assets..............................................       --         9
 Accounts payable and accrued liabilities..................       537      633
 Income taxes payable......................................       139      --
 Deferred income...........................................       (93)     (11)
                                                             --------  -------
Net cash provided by operating activities..................     4,459      926
                                                             --------  -------

Investing activities:
Purchases of equipment and improvements....................      (408)    (271)
Notes and accrued interest receivable from related parties.      (262)     (63)
Business combinations, net of cash acquired................    (2,879)     (52)
Purchases of available-for-sale securities.................   (20,049)     --
Sales of available-for-sale securities.....................     4,369      --
Maturities of available-for-sale securities................     4,753      --
Other assets...............................................        41     (179)
                                                             --------  -------
Net cash used in investing activities......................   (14,435)    (565)
                                                             --------  -------

Financing activities:
Borrowings under bank lines of credit......................       832    6,911
Payments of borrowings.....................................      (832)  (9,671)
Net proceeds from issuance of common stock.................       --    19,972
Repayment by shareholders on notes receivable..............       138      --
Exercise of stock options..................................       290      144
Employee stock purchase plan...............................       238      --
Payments on capital lease obligations......................       (20)     (10)
Deferred financing costs...................................       --       224
Payments on notes payable to shareholders..................        (6)     (13)
                                                             --------  -------
Net cash provided by financing activities..................       640   17,557
                                                             --------  -------
Effect of exchange rate changes on cash....................        (2)     (26)
                                                             --------  -------
Net (decrease) increase in cash and cash equivalents.......    (9,338)  17,892
Cash and cash equivalents at beginning of period...........    22,466      106
                                                             --------  -------
Cash and cash equivalents at end of period.................  $ 13,128  $17,998
                                                             ========  =======
Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
 Interest paid.............................................  $     73  $    79
                                                             ========  =======
 Income taxes paid (refunded), net.........................  $  1,052  $  (145)
                                                             ========  =======
Accrued purchase price and assumed liabilities related to
 business combinations.....................................  $  1,931  $   --
                                                             ========  =======
Conversion of preferred stock into common stock............  $    --   $ 1,892
                                                             ========  =======
Common stock issued in business combinations...............  $  1,328  $   --
                                                             ========  =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-
K. Accordingly, reference should be made to the Company's Form 10-K filed on December 21, 1998 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended December 31, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1999 or any future period, and the Company makes no representations related thereto.

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

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are derived from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $3,702,000 and $3,444,000 at December 31, 1998 and September 30, 1998,
respectively. An unbilled receivable for one client accounted for 10.1% of total accounts receivable at December 31, 1998.

  Revenues derived from governmental agencies were $5,260,000 and $4,641,000 for the three months ended December 31, 1998 and 1997, respectively.

NOTE 3 -- ACQUISITION

 Acquisition

  Effective November 30, 1998, the Company acquired all the issued and outstanding capital stock of Midas Computer Software Limited ("Midas"), a United Kingdom entity which provided data warehouse migration

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 3 -- ACQUISITION (continued)

services to commercial and government entities. The initial cost of the acquisition totaled approximately $3.8 million, of which approximately $2.4 million was paid in cash and approximately $1.3 million was recorded as a result of the issuance of the Company's Class B common stock valued at the effective date at approximately $664,000 with a guaranteed minimum value of approximately $1.3 million three years from the effective date of the acquisition. The Midas acquisition was accounted for under the purchase method of accounting.

  The purchase price was allocated as follows:

                                                                  (in thousands)
   Cash paid.....................................................    $ 2,428
   Guaranteed value of stock issued..............................      1,328
   Estimated acquisition costs...................................        151
                                                                     -------
                                                                     $ 3,907
                                                                     =======
   Tangible assets...............................................    $ 1,812
   Intangible assets.............................................      3,787
   Liabilities assumed...........................................     (1,692)
                                                                     -------
                                                                     $ 3,907
                                                                     =======

  The liabilities assumed by the Company include, among other liabilities, a debt obligation for approximately $557,000 which was repaid by the Company prior to December 31, 1998.

  Additional contingent payments of up to approximately $13.0 million (based on the exchange rate at the time of the agreement of GBP 0.61 to US $1.00), may be paid in cash and shares of the Company's Class B common stock over a three-year period based on achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price. Intangible assets in the amount of $3.7 million are being amortized over a period of 8 years. The accompanying condensed consolidated financial statements include the results of operations of this acquisition for the period subsequent to the acquisition's effective date.

 Pro Forma Disclosure of Significant Acquisitions

  The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if two prior acquisitions, Sancha Computer Group Pty Limited and Infact Pty Limited as Trustee of the Infact Unit Trust, and Midas had been purchased by the Company as of October 1, 1997, after including the impact of certain pro forma adjustments, such as the unaudited increased amortization expense due to the recording of intangible assets:

                                                                 Three Months
                                                                Ended December
                                                                      31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
   Revenues.................................................... $22,072 $13,478
   Net income..................................................   1,854     590
   Basic net income per share..................................    0.16    0.09
   Diluted net income per share................................    0.14    0.08

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 4 -- BANK LINES OF CREDIT

  At December 31, 1998, the Company has a $10 million revolving credit facility which matures on March 31, 2001. Total borrowings are limited to the lesser of 85% of eligible accounts receivable or $10 million and are secured by all of the Company's assets. Interest is charged monthly and is based on, at the Company's option, the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 1998, the Company was in compliance with all financial ratios and had outstanding borrowings of $557,000 under its credit facility. As of September 30, 1998, the Company had no outstanding borrowings.

NOTE 5 -- NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net income per share:

                                                            Three Months Ended
                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------- ----------
                                                          (in thousands, except
                                                             per share data)
   Numerator:
     Net income.........................................  $     2,026 $      335
                                                          =========== ==========
   Denominator for basic net income per share-weighted
    average common shares outstanding...................       11,881      6,139
   Effects of dilutive securities:
     Common stock options...............................          820        969
     Convertible preferred stock........................          --         356
     Common stock contingently issuable.................          115        --
                                                          ----------- ----------
   Denominator for diluted net income per share-adjusted
    weighted average common shares and assumed
    conversions.........................................       12,816      7,464
                                                          =========== ==========
   Basic net income per share...........................  $      0.17 $     0.05
                                                          =========== ==========
   Diluted net income per share.........................  $      0.16 $     0.04
                                                          =========== ==========

  Options to purchase approximately 1,347,000 shares of Class B common stock at a price ranging from $13.88 to $17.81 per share were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares.

NOTE 6 -- COMPREHENSIVE INCOME

  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income may, for example, consist of foreign currency items and unrealized gains and losses on certain investments classified as available-for-sale.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 6 -- COMPREHENSIVE INCOME (continued)

  The Company's total comprehensive income was as follows:

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1998  1997
                                                                    ------ ----
                                                                        (in
                                                                    thousands)
   Net income...................................................... $2,026 $335
   Currency translation adjustment.................................    343  (26)
                                                                    ------ ----
   Total comprehensive income...................................... $2,369 $309
                                                                    ====== ====

NOTE 7 -- CONTINGENCIES

 Contract Dispute

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination is not valid and that it has not breached the sub-contract. As of December 31, 1998, accounts receivable under the sub-contract approximated $1.8 million, which amount currently remains unpaid. The Company and the prime contractor are in discussion regarding a resolution of this matter. Although the Company's investigation and negotiations with the prime contractor are ongoing, the Company believes, based on currently available information, the resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

 Guaranty of Obligation

  On December 22, 1998, the Company guaranteed a portion of an obligation of James L. Bildner, the Company's Chief Executive Officer, with respect to the California residence of Mr. Bildner (the "Guaranty"). The Company's liability under the Guaranty is capped at $1,000,000. In connection with the Guaranty, Mr. Bildner pledged to the Company shares of Tier Technologies, Inc. common stock owned by him with a fair market value in excess of 110% of the Guaranty amount and agreed to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt FAS 131 in the fiscal year 1999 annual financial statements. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of FAS 131 is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS (continued)

hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt FAS 133 in fiscal year 2000 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

NOTE 9 -- SUBSEQUENT EVENTS

 Acquisition

  Effective January 1, 1999, the Company acquired all the issued and outstanding capital stock of ADC Consultants Pty Limited ("ADC"), an Australian entity which provided data management services. The initial cost of the acquisition totaled approximately $2.3 million in cash. The ADC acquisition will be accounted for as a purchase. Additional contingent payments of up to approximately $2.0 million (based on the exchange rate at the time of the agreement of AUD $1.63 to US $1.00) may be paid in cash and shares of the Company's Class B common stock over a three year period based on achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price.

 Amended and Restated 1996 Equity Incentive Plan

  On January 28, 1999 a majority of the Company's shareholders entitled to vote thereon approved three amendments to the Company's Amended and Restated 1996 Equity Incentive Plan (the "Plan"). The first amendment increases the number of shares of Class B common stock authorized and reserved for issuance under the Plan from 3,989,333 to 5,989,333 shares. The second amendment increases the maximum number of shares of Class B common stock to be granted under the Plan to any one person in any single fiscal year from 100,000 to 300,000 shares. The third amendment increases the number of shares of Class B common stock to be granted automatically to outside directors upon their initial appointment and upon their re-election thereafter from 5,000 to 10,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Tier provides IT consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased from $9.2 million in the three months ended December 31, 1997 to $21.4 million in the three months ended December 31, 1998. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown from 251 on December 31, 1997, to 510 on December 31, 1998.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials or a fixed price basis. Time and materials revenues are recognized as services are performed. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. The percentage of the Company's revenue generated on a fixed price basis was 9.3% and 23.8% for the three months ended December 31, 1998 and December 31, 1997, respectively. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future.

  The Company has derived a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended December 31, 1998, Humana Inc. and the State of Missouri accounted for 47.3% and 15.3% of the Company's revenues, respectively. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. A significant portion of the Company's revenues are derived from sales to government agencies. For the three months ended December 31, 1998, approximately 24.6% of the Company's revenues were derived from sales to government agencies.

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

  From December 1996 through December 31, 1998, the Company made nine acquisitions for a total cost of approximately $14.8 million in cash and shares of Class B common stock, excluding future contingent payments, all of which were accounted for under the purchase method of accounting. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable to be made.

These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base and technical expertise and to supplement its human resources. International operations accounted for 25.1% and 19.6% of revenues for the three months ended December 31, 1998 and December 31, 1997, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

  The following table summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                                             Three Months
                                                          Ended December 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
   Revenues..............................................     100.0%     100.0%
   Cost of revenues......................................      61.6%      62.1%
                                                          ---------  ---------
   Gross profit..........................................      38.4%      37.9%
   Costs and expenses:
     Selling and marketing...............................       6.0%       8.9%
     General and administrative..........................      16.2%      19.7%
     Compensation charge related to business
      combinations.......................................       0.3%       2.1%
     Depreciation and amortization.......................       2.5%       1.6%
                                                          ---------  ---------
   Income from operations................................      13.4%       5.6%
   Interest income (expense), net........................       2.1%       0.6%
                                                          ---------  ---------
   Income before income taxes............................      15.5%       6.2%
   Provision for income taxes............................       6.0%       2.5%
                                                          ---------  ---------
   Net income............................................       9.5%       3.7%
                                                          =========  =========

Three Months Ended December 31, 1998 and December 31, 1997

  Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 133.4% to $21.4 million for the three months ended December 31, 1998 from $9.2 million in the three months ended December 31, 1997. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from the inclusion of revenue from acquisitions.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries, independent contractor and subcontractor costs, employee benefits and travel expenses. Gross profit increased 136.3% to $8.2 million for the three months ended December 31, 1998 from $3.5 million in the three months ended December 31, 1997. Gross margin increased to 38.4% for the three months ended December 31, 1998 as compared to 37.9% in the three months ended December 31, 1997. The gross margin for the most recent quarter increased primarily due to higher margins on certain large contracts.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, travel costs and product literature. Selling and marketing expenses increased 57.9% to $1.3 million for the three months ended December 31, 1998 from $815,000 in the three months ended December 31, 1997. As a percentage of revenues, selling and marketing expenses decreased to 6.0% for the three months ended December 31, 1998 from 8.9% in the three months ended December 31, 1997. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel to support the higher revenue base and increased selling and marketing efforts.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 92.2% to $3.5 million for the three months ended December 31, 1998 from $1.8 million in the three months ended December 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 16.2% for the three months ended December 31, 1998 from 19.7% in the three months ended December 31, 1997. The increase in total expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth and the increased costs of being a public company. The Company expects general and administrative expenses as a percentage of revenues to stabilize within a range of current levels as the Company continues to develop appropriate internal resources to manage its rapid growth and to ensure the quality delivery of services.

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with two acquisitions completed in calendar years 1996 and 1997. Compensation charge related to business combinations decreased 69.2% to $61,000 for the three months ended December 31, 1998 from $198,000 in the three months ended December 31, 1997. As a percentage of revenues, compensation charges related to business combinations decreased to 0.3% for the three months ended December 31, 1998 from 2.1% in the three months ended December 31, 1997. The decrease in total compensation charge related to business combinations was attributable to a decrease in contingent payments earned during the current period by previous owners of the acquired businesses.

  Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions. Depreciation and amortization increased 251.3% to $527,000 for the three months ended December 31, 1998 from $150,000 in the three months ended December 31, 1997. As a percentage of revenues, depreciation and amortization increased to 2.5% for the three months ended December 31, 1998 from 1.6% in the three months ended December 31, 1997. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations and the depreciation associated with increased capital expenditures.

  Interest Income and Interest Expense, Net. Net interest income increased 714.3% to $456,000 for the three months ended December 31, 1998 compared to net interest income of $56,000 in the three months ended December 31, 1997. This change was primarily attributable to the Company's repayment of nearly all bank borrowings under its bank lines of credit and the interest income generated from its investment of proceeds from the initial and secondary public offerings.

  Provision for Income Taxes. The provision for income taxes increased 468.4% to $1.3 million for the three months ended December 31, 1998 from $228,000 in the three months ended December 31, 1997. The effective tax rate for the three months ended December 31, 1998 was 39.0%, compared to 40.5% for the three months ended December 31, 1997. The reduction in the effective tax rate was due to the tax benefit from tax-advantaged investments. The Company anticipates its effective tax rate for the fiscal year ending September 30, 1999 will be 39.0%. The actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

Liquidity and Capital Resources

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. The Company maintains a $10 million revolving credit facility (the "Credit Facility") which allows the Company to borrow the lesser of the sum of 85% of eligible accounts receivable or $10 million. The Credit Facility bears interest, at the Company's option, at the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's prime rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends. The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a limit on total liabilities to earnings before interest, taxes, depreciation and amortization. As of December 31, 1998, there were borrowings of $557,000 outstanding under the Credit Facility.

  Net cash provided by operating activities was $4.5 million in the three months ended December 31, 1998 and $926,000 in the three months ended December 31, 1997. The increase is largely attributable to increased net income and lower levels of accounts receivable net of the effect of acquisitions.

  Net cash used in investing activities was $14.4 million and $565,000 in the three months ended December 31, 1998 and December 31, 1997, respectively. The increase in investing activities is primarily attributable to the purchase of available-for-sale securities and the acquisition of Midas. Capital expenditures, including equipment acquired under capital lease, were approximately $408,000 in the three months ended December 31, 1998 and $271,000 in the three months ended December 31, 1997. The increase in capital expenditures was primarily due to increased workforce, geographic expansion and development of the Company's technology infrastructure. The Company anticipates that it will continue to have significant capital expenditures for the near term related to, among other things, purchases of technological equipment in order to create a network to link the Company's global operations and to support the Company's growth, as well as potential expenditures related to new office leases and the establishment of the Company's application development centers.

  Net cash provided by financing activities totaled $640,000 in the three months ended December 31, 1998 and $17.6 million in the three months ended December 31, 1997. In the three months ended December 31, 1998, the Company raised approximately $528,000 from the issuance of Class B common stock. In the three months ended December 31, 1997, the Company raised approximately $20.0 million in its initial public offering of Class B common stock and made net payments of $2.8 million under its line of credit.

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

Year 2000

  The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its product development, financial business systems, and administrative functions. To the extent these software applications are unable to appropriately interpret the upcoming calendar "2000", conversion of such applications will be necessary.

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

Factors That May Affect Future Results

  The following factors, among others could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-
Q. Tier is referred to in this section as "we" or "us".

  Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the three months ended December 31, 1998, Humana Inc. and the State of Missouri accounted for 47.3% and 15.3% of our revenues, respectively. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. For example, Kaiser Foundation Health Plan, Inc. accounted for 68.1% of our revenues in 1995 but only 5.7% of our revenues in the fiscal year ended September 30, 1998, as significant portions of that engagement have been completed. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

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

  . All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 61.1% of the total common stock voting power at December 31, 1998. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock. The holders of Class A Common Stock also hold a number of shares of Class B Common Stock totaling 18.2% of the Class B Common Stock outstanding at December 31, 1998.

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

  . Holders of an aggregate of 779,762 shares of Class A Common Stock have entered into agreements with us that may restrict their ability to transfer shares of Class A Common Stock following termination of their employment with the Company. Such agreements would effectively delay the conversion of such shares of Class A Common Stock and may perpetuate control of the Company by the Voting Trust's trustees.

  Potential Failure to Identify, Acquire or Integrate New Acquisitions. A principal component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through December 31, 1998, we acquired nine businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  Dependence on Contracts with Government Agencies. For the three months ended December 31, 1998, approximately 24.6% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of government funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

  Failure to Estimate Accurately Resources Required for Fixed Price
Contracts. Our failure to estimate accurately the resources or time required for a fixed price project could have a material adverse effect on our business, financial condition and results of operations. During the three months ended December 31, 1998, 9.3% of our revenues were generated on a fixed price basis, rather than on a time and materials basis.

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

  Failure to Manage and Expand International Operations. For the three months ended December 31, 1998, international operations accounted for 25.1% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  Foreign Currency Exchange Rate Risk. The Company has a wholly owned subsidiary in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary and a United Kingdom subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the three months ended December 31, 1998. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  c. Effective November 30, 1998, in partial consideration for the acquisition of all the issued and outstanding capital stock of Midas Computer Software Limited ("Midas"), the Company issued 51,074 shares of its Class B common stock, valued at approximately $664,000, in an unregistered private placement of securities to the former shareholders of Midas. The Company filed a Current Report on Form 8-K reporting the acquisition on December 17, 1998. The offer and sale of these securities were made in reliance on the exemptions from registration under Section 4(2) and Regulation S of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Effective November 3, 1998, the holders of approximately 65% of the outstanding voting shares of the Company, acting by written consent in lieu of a meeting of the shareholders, approved an amendment to increase the number of shares of Class B common stock authorized for issuance under the Company's Amended and Restated 1996 Equity Incentive Plan from 2,989,333 shares to 3,989,333 shares. An Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 was circulated to the Company's shareholders on or about November 6, 1998, which date was at least 20 days prior to the effective date of the amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
 10.43   Guaranty Agreement by the Registrant in favor of NationsBank, N.A., dated as of December 22, 1998.
 10.44   Indemnification Agreement, dated December 22, 1998, by and between the
         Registrant and James L. and Nancy J. Bildner.
 10.45   Pledge Agreement dated as of December 22, 1998 by and between the
         Registrant and James L. Bildner.
 10.46   Agreement for the sale and purchase of the entire issued share capital of Midas Computer Software Limited, dated November 26, 1998 by and between Robert William Thompson, Yvonne Jayne Thompson, Dominic Frost,
         Ian Smith and the Other Parties named in Schedule 1 thereto and the
         Registrant, dated November 26, 1998.*
 27.1    Financial Data Schedule

--------
* Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed on December 17, 1998.

  (b) Reports on Form 8-K.

  Form 8-K/A, filed on October 20, 1998, pursuant to Item 7 attaching financial statement and pro forma financial information related to the acquisition of certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust.

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

  Form 8-K, filed on December 17, 1998, pursuant to Item 2 regarding the acquisition of the entire issued and outstanding capital stock of Midas Computer Software Limited.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tier Technologies, Inc.

Dated: February 12, 1999

                                                   /s/ James L. Bildner
                                          By: _________________________________
                                                     James L. Bildner
                                              Chairman of the Board and Chief
                                                     Executive Officer
                                                 (Duly Authorized Officer)


                                                    /s/ George K. Ross
                                          By: _________________________________
                                                      George K. Ross
                                            Executive Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number                             Description                            Page
 -------                            -----------                            ----
 10.43   Guaranty Agreement by the Registrant in favor of NationsBank,
         N.A., dated as of December 22, 1998.............................
 10.44   Indemnification Agreement, dated December 22, 1998, by and between the Registrant and James L. and Nancy J. Bildner........
 10.45   Pledge Agreement dated as of December 22, 1998 by and between the Registrant and James L. Bildner.............................
 27.1    Financial Data Schedule.........................................