Form 10-Q
period 1999-03-31
TIER TECHNOLOGIES INC
filed 1999-05-13
CIK 1045150

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

                 For the quarterly period ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                               ----------------

                 California                                      94-3145844
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

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

          (1) Yes [X] No [_]                     (2) Yes [X] No [_]

As of May 4, 1999, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 10,702,416.

This report contains a total of 28 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

 Item 1. Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1999 and
          September 30, 1998............................................     3

         Condensed Consolidated Statements of Income for the three and
          six months ended March 31, 1999 and 1998......................     4

         Condensed Consolidated Statements of Cash Flows for the six
          months ended March 31, 1999 and 1998..........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    24


                          Part II--OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders............    26

 Item 6. Exhibits and Reports on Form 8-K...............................    27

 Signatures..............................................................   28

Safe Harbor Statement

   Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof, other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 18 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                       March 31, September 30,
                                                         1999        1998
                                                       --------- -------------
                        ASSETS

Current assets:
  Cash and cash equivalents...........................  $12,116     $22,466
  Restricted cash.....................................      761         712
  Short-term investments..............................   16,705      16,834
  Accounts receivable, net............................   18,691      18,335
  Prepaid expenses and other current assets...........    2,947       1,399
                                                        -------     -------
    Total current assets..............................   51,220      59,746
Equipment and improvements, net.......................    4,296       2,371
Notes and accrued interest receivable from related
 parties..............................................    1,628       1,871
Acquired intangibles, net.............................   22,301       9,794
Other assets..........................................      724         721
                                                        -------     -------
    Total assets......................................  $80,169     $74,503
                                                        =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................  $ 1,754     $ 3,263
  Accrued liabilities.................................    1,558         934
  Accrued subcontractor expenses......................    1,505       2,503
  Accrued compensation and related liabilities........    3,083       2,310
  Other current liabilities...........................      725       1,041
                                                        -------     -------
    Total current liabilities.........................    8,625      10,051
Other liabilities.....................................    1,061         280
                                                        -------     -------
    Total liabilities.................................    9,686      10,331
                                                        -------     -------
Commitments and contingent liabilities

Shareholders' equity:
  Common stock, no par value..........................   65,417      62,656
  Notes receivable from shareholders..................   (1,773)     (2,159)
  Deferred compensation...............................     (483)       (591)
  Foreign currency translation adjustment.............     (788)     (1,210)
  Retained earnings...................................    8,110       5,476
                                                        -------     -------
    Total shareholders' equity........................   70,483      64,172
                                                        -------     -------
    Total liabilities and shareholders' equity........  $80,169     $74,503
                                                        =======     =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                  Three Months     Six Months
                                                 Ended March 31, Ended March 31,
                                                 --------------- ---------------
                                                  1999    1998    1999    1998
                                                 ------- ------- ------- -------
Revenues.......................................  $20,243 $12,672 $41,599 $21,823
Cost of revenues...............................   12,664   8,756  25,820  14,437
                                                 ------- ------- ------- -------
Gross profit...................................    7,579   3,916  15,779   7,386
Costs and expenses:
  Selling and marketing........................    1,470     601   2,757   1,416
  General and administrative...................    4,593   1,903   8,052   3,703
  Compensation charge related to business
   combinations................................       60     354     122     552
  Depreciation and amortization................      831     219   1,358     369
                                                 ------- ------- ------- -------
Income from operations.........................      625     839   3,490   1,346
Interest income (expense), net.................      368     269     825     324
                                                 ------- ------- ------- -------
Income before income taxes.....................      993   1,108   4,315   1,670
Provision for income taxes.....................      387     449   1,683     676
                                                 ------- ------- ------- -------
Net income.....................................  $   606 $   659 $ 2,632 $   994
                                                 ======= ======= ======= =======
Basic net income per share.....................  $  0.05 $  0.07 $  0.22 $  0.13
                                                 ======= ======= ======= =======
Shares used in computing basic net income per
 share.........................................   12,003   9,214  11,945   7,643
                                                 ======= ======= ======= =======
Diluted net income per share...................  $  0.05 $  0.06 $  0.20 $  0.11
                                                 ======= ======= ======= =======
Shares used in computing diluted net income per
 share.........................................   12,944  10,493  12,855   8,953
                                                 ======= ======= ======= =======


            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Operating activities:
Net income.................................................  $  2,632  $    994
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization.............................     1,358       355
 Amortization of deferred compensation.....................       108       --
 Provision for doubtful accounts...........................       129        50
 Deferred income taxes.....................................       --       (288)
 Tax benefit of stock options exercised....................       393       --
 Forgiveness of notes receivable from employees............       389       --
 Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Accounts receivable......................................       934    (3,369)
  Prepaid expenses and other current assets................        73       (83)
  Other assets.............................................       103      (534)
  Accounts payable and accrued liabilities.................    (2,364)    1,389
  Income taxes payable.....................................    (1,948)    1,092
  Deferred income..........................................      (165)       47
                                                             --------  --------
Net cash provided by (used in) operating activities........     1,642      (347)
                                                             --------  --------
Investing activities:
Purchases of equipment and improvements....................    (1,845)     (600)
Notes and accrued interest receivable from related
 parties...................................................      (327)     (167)
Repayment on notes and accrued interest receivable from
 related parties...........................................       164       --
Business combinations, net of cash acquired................   (10,408)   (5,015)
Purchases of available-for-sale securities.................   (22,027)   (9,283)
Sales of available-for-sale securities.....................    11,272     1,060
Maturities of available-for-sale securities................    10,884       --
Other assets...............................................      (106)     (180)
                                                             --------  --------
Net cash used in investing activities......................   (12,393)  (14,185)
                                                             --------  --------
Financing activities:
Borrowings under bank lines of credit......................       909     6,912
Payments on borrowings.....................................    (1,466)   (9,670)
Net proceeds from issuance of common stock.................       --     23,892
Repayment by shareholders on notes receivable..............       386        95
Exercise of stock options..................................       603       145
Employee stock purchase plan...............................       235       --
Payments on capital lease obligations......................       (69)      (18)
Deferred financing costs...................................       --        224
Payments on notes payable to shareholders..................       (12)      (26)
                                                             --------  --------
Net cash provided by financing activities..................       586    21,554
                                                             --------  --------
Effect of exchange rate changes on cash....................      (185)      (56)
                                                             --------  --------
Net (decrease) increase in cash and cash equivalents.......   (10,350)    6,966
Cash and cash equivalents at beginning of period...........    22,466       106
                                                             --------  --------
Cash and cash equivalents at end of period.................  $ 12,116  $  7,072
                                                             ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest paid.............................................  $    161  $     83
                                                             ========  ========
 Income taxes paid (refunded), net.........................  $  3,246  $   (127)
                                                             ========  ========
Equipment acquired under capital lease obligations.........  $    --   $     71
                                                             ========  ========
Accrued purchase price and assumed liabilities related to
 business combinations.....................................  $  3,400  $    --
                                                             ========  ========
Conversion of preferred stock into common stock............  $    --   $  1,892
                                                             ========  ========
Common stock issued in business combinations...............  $  1,328  $    666
                                                             ========  ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-
K. Accordingly, reference should be made to the Company's Form 10-K filed on December 21, 1998 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1999 or any future period, and the Company makes no representations related thereto.

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

NOTE 2--REVENUE RECOGNITION

   The majority of the Company's revenues are derived from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $3,123,000 and $3,444,000 at March 31, 1999 and September 30, 1998, respectively.

   Revenues derived from governmental agencies were $12,188,000 and $9,783,000 for the six months ended March 31, 1999 and 1998, respectively. The Company recorded software sublicense revenue of $1,961,000 from one customer and $1,888,000 from another customer for the six months ended March 31, 1999 and 1998, respectively.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 3--ACQUISITIONS

 Service Design Associates, Inc.

   Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of Service Design Associates, Inc. ("SDA"), an Indiana corporation that provided payment processing, policy and IT systems services for state and local government child support agencies, for approximately $4.4 million including $610,000 in estimated acquisition costs. In addition to the initial cost of the acquisition summarized below, contingent payments of up to approximately $900,000 in cash and $3.2 million in shares of the Company's Class B common stock or cash, at the Company's election, will be paid to SDA upon the achievement of certain performance targets over a three-year period. Of the total contingent payments, SDA will be entitled to $500,000 cash upon the award of a certain client contract with a specified revenue and gross profit level and will be entitled to the remaining contingent payments on the second and third anniversaries of the acquisition based upon the acquired business achieving certain levels of profits before taxes and revenues over that three-year period. In connection with the acquisition, Tier caused a letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company.

   The SDA acquisition was accounted for using the purchase method of accounting. Contingent payments will be accrued when earned and recorded as additional purchase price. The accompanying consolidated financial statements include the results of operations of SDA for periods beginning on or subsequent to March 1, 1999.

   The allocation of the initial purchase price was as follows:

                                                                  (in thousands)
   Cash paid.....................................................    $ 3,800
   Estimated acquisition costs...................................        610
                                                                     -------
                                                                     $ 4,410
                                                                     =======

   Tangible assets...............................................    $   415
   Goodwill......................................................      5,080
   Liabilities assumed...........................................     (1,085)
                                                                     -------
                                                                     $ 4,410
                                                                     =======

   Tangible assets acquired are being depreciated over their useful lives of three to five years. Goodwill is being amortized over an eight-year useful life.

   In connection with the SDA acquisition, the Company entered into an agreement with a third party related to the purchase of certain proprietary software programs previously used by SDA. Under the agreement, the Company paid $500,000 upon closing the SDA acquisition and will make two additional payments of $250,000 on the first and second anniversaries of the closing. The acquired software is being amortized over a useful life of three years.

   Prior to the closing of the SDA acquisition, the Company provided management consulting services for a period of time to SDA. These consulting services were provided in the areas of project management, sales and marketing support, staffing and recruiting, proposal development and other functions for revenues totaling $400,000.

 ADC Consultants Pty Limited

   Effective January 1, 1999, the Company acquired all the issued and outstanding capital stock of ADC Consultants Pty Limited ("ADC"), an Australian entity that provided data management services. The initial cost

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 3--ACQUISITIONS (continued)

of the acquisition totaled approximately $2.6 million in cash including $234,000 in estimated acquisition costs. Ten percent of the initial cash purchase price was deposited into an escrow account and will be released on the third anniversary of settlement if Tier has not made a claim against the escrowed funds. Additional contingent payments of up to approximately $2.0 million (based on the foreign currency exchange rates in effect at the time of the agreement of AUD $1.63 to US $1.00) may be paid in cash and shares of the Company's Class B common stock over a three-year period based on the acquired business achieving certain levels of profits before taxes and revenues measured annually over the three-year period. The ADC acquisition was accounted for using the purchase method of accounting. Contingent payments will be accrued when earned and recorded as additional purchase price. The accompanying consolidated financial statements include the results of operations of ADC for periods beginning on or subsequent to January 1, 1999.

   The allocation of the initial purchase price was as follows:

                                                                  (in thousands)
   Cash paid.....................................................     $2,329
   Estimated acquisition costs...................................        234
                                                                      ------
                                                                      $2,563
                                                                      ======
   Tangible assets...............................................     $  364
   Goodwill......................................................      2,509
   Liabilities assumed...........................................       (310)
                                                                      ------
                                                                      $2,563
                                                                      ======

   Tangible assets acquired are being depreciated over their useful lives of three to five years. Goodwill is being amortized over an eight-year useful life.

 Pro Forma Disclosure of Significant Acquisitions

   The initial purchase price for significant acquisitions since September 30, 1997, was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition dates as follows:

                                                    Sancha
                                                    Group   Infact   Midas
                                                    ------  ------  -------
                                                       (in thousands)
   Tangible assets................................. $   17  $   23  $ 1,812
   Acquired workforce..............................    302     304      --
   Goodwill........................................  4,901   2,813    3,787
                                                    ------  ------  -------
                                                     5,220   3,140    5,599
   Liabilities assumed.............................    (66)   (118)  (1,692)
                                                    ------  ------  -------
   Net assets acquired............................. $5,154  $3,022  $ 3,907
                                                    ======  ======  =======

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 3--ACQUISITIONS (continued)

   The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if three prior significant acquisitions, Sancha Computer Group Pty Limited, Infact Pty Limited as Trustee of the Infact Unit Trust and Midas Computer Software Limited, had been purchased by the Company as of October 1, 1997, after including the impact of certain pro forma adjustments, such as the increased amortization expense due to the recording of intangible assets:

                                                 Three Months     Six Months
                                                Ended March 31, Ended March 31,
                                                --------------- ---------------
                                                 1999    1998    1999    1998
                                                ------- ------- ------- -------
                                                (in thousands, except per share
                                                             data)
   Revenues.................................... $20,243 $17,003 $42,315 $30,482
   Net income..................................     606     987   2,456   1,575
   Basic net income per share..................    0.05    0.11    0.21    0.20
   Diluted net income per share................    0.05    0.09    0.19    0.17

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

NOTE 4--BANK LINE OF CREDIT

   At March 31, 1999, the Company had a $10 million revolving credit facility which matures on March 31, 2001. Total borrowings are limited to the lesser of 85% of eligible accounts receivable or $10 million and are secured by all of the Company's assets. Interest is charged monthly and is based on either the adjusted LIBOR rate plus 2.5% or an alternate base rate, at the Company's option. The alternate base rate is the greater of the bank's base rate plus 0.5% or the federal funds effective rate plus 1.0%. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 1999, the Company was not in compliance with certain covenants; however, the bank has waived such noncompliance. As of March 31, 1999 and September 30, 1998, the Company had no outstanding borrowings under its credit facility; however, the Company's borrowing base has been reduced by the $800,000 letter of credit issued in connection with the SDA acquisition.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 5--NET INCOME PER SHARE

   The following table sets forth the computation of basic and diluted net income per share:

                                               Three Months      Six Months
                                              Ended March 31, Ended March 31,
                                              --------------- ----------------
                                               1999    1998     1999    1998
                                              ------- ------- -------- -------
                                              (in thousands, except per share
                                                           data)
   Numerator:
     Net income.............................. $   606 $   659 $  2,632 $   994
                                              ======= ======= ======== =======
   Denominator for basic net income per
    share-weighted average common shares
    outstanding..............................  12,003   9,214   11,945   7,643
   Effects of dilutive securities:
     Common stock options....................     797   1,279      810   1,130
     Convertible preferred stock.............     --      --       --      180
     Common stock contingently issuable......     144     --       100     --
                                              ------- ------- -------- -------
   Denominator for diluted net income per
    share-adjusted weighted average common
    shares and assumed conversions...........  12,944  10,493   12,855   8,953
                                              ======= ======= ======== =======
   Basic net income per share................ $  0.05 $  0.07 $   0.22 $  0.13
                                              ======= ======= ======== =======
   Diluted net income per share.............. $  0.05 $  0.06 $   0.20 $  0.11
                                              ======= ======= ======== =======

   Options to purchase approximately 1,241,000 and 1,160,000 shares of Class B common stock at a price ranging from $14.63 to $17.75 per share and $13.88 to $17.75 per share were not included in the computation of diluted net income per share for the three months and six months ended March 31, 1999, respectively, because the options' exercise prices were greater than the average market price of the shares.

NOTE 6--COMPREHENSIVE INCOME

   The Company's comprehensive income was as follows:

                                                Three Months      Six Months
                                               Ended March 31,  Ended March 31,
                                               ---------------  ---------------
                                                1999    1998      1999    1998
                                               ------- -------  -------- -------
                                                       (in thousands)
   Net income................................. $   606 $   659  $  2,632 $  994
   Currency translation adjustment............      79     (30)      422    (56)
                                               ------- -------  -------- ------
   Comprehensive income....................... $   685 $   629  $  3,054 $  938
                                               ======= =======  ======== ======

NOTE 7--CONTINGENCIES

 Contract Dispute

   The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not valid under the terms of the sub-contract and that it had not breached the agreement. In early January, 1999, the Company and the prime contractor reached an understanding to continue the engagement on a time and materials basis with both parties retaining their rights under the original agreement. In accordance with the January agreement, the Company has continued to provide resources on a time and materials

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 7--CONTINGENCIES (continued)

basis on the engagement. As of March 31, 1999, accounts receivable under the sub-contract approximated $1.8 million, which amount currently remains unpaid. The Company and the prime contractor are continuing to discuss resolution of the outstanding receivable due to the Company. Although the Company's investigation and negotiations with the prime contractor are ongoing, the Company believes, based on currently available information, the resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

 Guaranty of Obligation

   On December 22, 1998, the Company guaranteed a portion of an obligation of James L. Bildner, the Company's Chief Executive Officer, with respect to his California residence (the "Guaranty"). The Company's liability under the Guaranty is capped at $1,000,000. In connection with the Guaranty, Mr. Bildner pledged to the Company shares of Tier Technologies, Inc. common stock owned by him with a fair market value in excess of 110% of the Guaranty amount and agreed to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty.

 Letter of Credit

   In connection with the SDA acquisition the Company caused a letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company. The surviving company, its shareholder and the former shareholders of SDA have agreed to indemnify the Company in the event a draw is made against the letter of credit.

NOTE 8--AMENDED AND RESTATED 1996 EQUITY INCENTIVE PLAN

   On January 28, 1999, a majority of the Company's shareholders entitled to vote thereon approved three amendments to the Company's Amended and Restated 1996 Equity Incentive Plan (the "Plan"). The first amendment increased the number of shares of Class B common stock authorized and reserved for issuance under the Plan from 3,989,333 to 5,989,333 shares. The second amendment increased the maximum number of shares of Class B common stock that may be granted under the Plan to any one person in any single fiscal year from 100,000 to 300,000 shares. The third amendment increased the number of shares of Class B common stock to be granted automatically to outside directors upon their initial appointment to the Board of Directors and upon their re-election thereafter from 5,000 to 10,000 shares.

NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS

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

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt FAS 133 in fiscal year

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS (continued)

2000 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

NOTE 10--SUBSEQUENT EVENTS

 Acquisition

   Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services Division of Automated Concepts, Inc. ("TTS"), a leading provider of training services to the IT professionals of Fortune 500 companies and other major corporations. The initial cost of the acquisition totaled approximately $1.5 million in cash. Additional contingent payments of up to $1.5 million may be paid in shares of the Company's Class B common stock over a two-year period based on the acquired business achieving certain levels of gross profit and revenues measured annually over the two-year period. The TTS acquisition was accounted for using the purchase method of accounting. Contingent payments will be accrued when earned and recorded as additional purchase price. The Company's consolidated financial statements will include the results of operations of TTS for periods beginning on or subsequent to May 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Tier provides IT consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $41.6 million in the six months ended March 31, 1999 from $21.8 million in the six months ended March 31, 1998. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown to 674 on March 31, 1999 from 338 on March 31, 1998.

   The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials or a fixed price basis. Time and materials revenues are recognized as services are performed. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenue generated on a fixed price basis was 8.9% and 20.1% for the six months ended March 31, 1999 and March 31, 1998, respectively. Revenues from the resale of products and software licenses were $3.1 million and $2.1 million for the six months ended March 31, 1999 and March 31, 1998, respectively. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future.

   The Company has derived a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 1999, Humana Inc. and the State of Missouri accounted for 39.3% and 14.8% of the Company's revenues, respectively. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. A significant portion of the Company's revenues are derived from sales to government agencies. For the six months ended March 31, 1999, approximately 29.3% of the Company's revenues were derived from sales to government agencies, as compared to 44.8% for the six months ended March 31, 1998.

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

   From December 1996 through March 31, 1999, the Company made eleven acquisitions for a total cost of approximately $22.0 million, including the issuance of shares of Class B common stock but excluding future contingent payments, all of which were accounted for under the purchase method of accounting. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, when the amount is deemed probable to be made the payments are recorded as compensation expense over the vesting period. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. International operations accounted for 32.0% and 19.1% of revenues for the six months ended March 31, 1999 and March 31, 1998, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

   The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                      Three
                                                     Months      Six Months
                                                      Ended         Ended
                                                    March 31,     March 31,
                                                   ------------  ------------
                                                   1999   1998   1999   1998
                                                   -----  -----  -----  -----
   Revenues....................................... 100.0% 100.0% 100.0% 100.0%
   Cost of revenues...............................  62.6   69.1   62.1   66.2
                                                   -----  -----  -----  -----
   Gross profit...................................  37.4   30.9   37.9   33.8
   Costs and expenses:
     Selling and marketing........................   7.2    4.7    6.6    6.5
     General and administrative...................  22.7   15.0   19.4   17.0
     Compensation charge related to business
      combinations................................   0.3    2.8    0.3    2.5
     Depreciation and amortization................   4.1    1.8    3.3    1.6
                                                   -----  -----  -----  -----
   Income from operations.........................   3.1    6.6    8.3    6.2
   Interest income (expense), net.................   1.8    2.1    2.0    1.5
                                                   -----  -----  -----  -----
   Income before income taxes.....................   4.9    8.7   10.3    7.7
   Provision for income taxes.....................   1.9    3.5    4.0    3.1
                                                   -----  -----  -----  -----
   Net income.....................................   3.0%   5.2%   6.3%   4.6%
                                                   =====  =====  =====  =====

Three Months Ended March 31, 1999 and March 31, 1998

   Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 59.7% to $20.2 million for the three months ended March 31, 1999 from $12.7 million in the three months ended March 31, 1998. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from acquisitions. The period ended March 31, 1999 included three months of revenues from the ADC acquisition and one month of revenues from the SDA acquisition completed during the quarter.

   Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries, independent contractor and subcontractor costs, employee benefits and travel expenses. Gross profit increased 93.5% to $7.6 million for the three months ended March 31, 1999 from $3.9 million in the three months ended March 31, 1998. Gross margin increased to 37.4% for the three months ended March 31, 1999 as compared to 30.9% in the three months ended March 31, 1998. This increase resulted primarily from higher margins on certain large contracts.

   Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, travel costs and product literature. Selling and marketing expenses increased 144.6% to $1.5 million for the three months ended March 31, 1999 from $601,000 in the three months ended March 31,

1998. As a percentage of revenues, selling and marketing expenses increased to 7.2% for the three months ended March 31, 1999 from 4.7% in the three months ended March 31, 1998. The increase in selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisitions, to support the higher revenue base and increased selling and marketing efforts.

   General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 141.4% to $4.6 million for the three months ended March 31, 1999 from $1.9 million in the three months ended March 31, 1998. As a percentage of revenues, general and administrative expenses increased to 22.7% for the three months ended March 31, 1999 from 15.0% in the three months ended March 31, 1998. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses. In the near term, the Company expects general and administrative expenses as a percentage of revenues to stabilize within the range of current levels as the Company continues to develop appropriate internal resources to manage its rapid growth and to ensure the quality delivery of services. Over the longer term, the Company expects general and administrative expenses to decline as a percentage of revenues.

   Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations decreased 83.1% to $60,000 for the three months ended March 31, 1999 from $354,000 in the three months ended March 31, 1998. As a percentage of revenues, compensation charges related to business combinations decreased to 0.3% for the three months ended March 31, 1999 from 2.8% in the three months ended March 31, 1998. The decrease in total compensation charge related to business combinations was attributable to a decrease in contingent payments earned during the current period by prior owners of the acquired businesses. The Company expects compensation charges related to business combinations to fluctuate significantly from quarter to quarter depending upon whether performance payments are earned or missed by acquired businesses and the timing of those determinations.

   Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions. Depreciation and amortization increased 279.5% to $831,000 for the three months ended March 31, 1999 from $219,000 in the three months ended March 31, 1998. As a percentage of revenues, depreciation and amortization increased to 4.1% for the three months ended March 31, 1999 from 1.8% in the three months ended March 31, 1998. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations and the depreciation associated with increased capital expenditures.

   Interest Income and Interest Expense, Net. Net interest income increased 36.8% to $368,000 for the three months ended March 31, 1999 compared to net interest income of $269,000 in the three months ended March 31, 1998. This increase was primarily attributable to interest income generated from the Company's investments.

   Provision for Income Taxes. The provision for income taxes decreased 13.8% to $387,000 for the three months ended March 31, 1999 from $449,000 in the three months ended March 31, 1998. The effective tax rate for the three months ended March 31, 1999 was 39.0%, compared to 40.5% for the three months ended March 31, 1998. The reduction in the effective tax rate was due to the tax benefit from tax-advantaged investments. The Company anticipates that its effective tax rate for the fiscal year ending September 30, 1999 will be 39.0%; however, the actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

Six Months Ended March 31, 1999 and March 31, 1998

   Revenues. Revenues increased 90.6% to $41.6 million for the six months ended March 31, 1999 from $21.8 million in the six months ended March 31, 1998. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from acquisitions.

   Gross Profit. Gross profit increased 113.6% to $15.8 million for the six months ended March 31, 1999 from $7.4 million in the six months ended March 31, 1998. Gross margin increased to 37.9% for the six months ended March 31, 1999 from 33.8% in the six months ended March 31, 1998. The increase in gross margin was primarily attributable to higher margins on certain large contracts.

   Selling and Marketing. Selling and marketing expenses increased 94.7% to $2.8 million for the six months ended March 31, 1999 from $1.4 million in the six months ended March 31, 1998. As a percentage of revenues, selling and marketing expenses increased to 6.6% for the six months ended March 31, 1999 from 6.5% in the six months ended March 31, 1998. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisitions, to support the higher revenue base and increased selling and marketing efforts.

   General and Administrative. General and administrative expenses increased 117.4% to $8.1 million for the six months ended March 31, 1999 from $3.7 million in the six months ended March 31, 1998. As a percentage of revenues, general and administrative expenses increased to 19.4% for the six months ended March 31, 1999 from 17.0% in the six months ended March 31, 1998. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

   Compensation Charge Related to Business Combinations. Business combination compensation expenses were $122,000, or 0.3% of revenues, for the six months ended March 31, 1999 as compared to $552,000, or 2.5% of revenues, for the six months ended March 31, 1998. The decrease in total compensation charge related to business combinations was attributable to a decrease in contingent payments earned during the current period by prior owners of the acquired businesses.

   Depreciation and Amortization. Depreciation and amortization increased 268.0% to $1.4 million for the six months ended March 31, 1999 from $369,000 in the six months ended March 31, 1998. As a percentage of revenues, depreciation and amortization increased to 3.3% for the six months ended March 31, 1999 from 1.6% in the six months ended March 31, 1998. The increase in total depreciation and amortization expenses was primarily attributable to the amortization of increased intangible assets from business combinations and the depreciation associated with increased capital expenditures.

   Interest Income and Interest Expense, Net. The Company had net interest income of $825,000 for the six months ended March 31, 1999 compared to net interest income of $324,000 for the six months ended March 31, 1998. This change was primarily attributable to the interest income generated from its investment of proceeds from the initial and secondary public offerings.

   Provision for Income Taxes. Provision for income taxes increased 149.0% to $1.7 million for the six months ended March 31, 1999 from $676,000 in the six months ended March 31, 1998. The effective tax rate for the six months ended March 31, 1999 was 39.0%, compared to 40.5% for the six months ended March 31, 1998. The reduction in the effective tax rate was due to the tax benefit from tax-advantaged investments.

Liquidity and Capital Resources

   The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. The Company maintains a $10 million revolving credit facility (the "Credit

Facility") that allows the Company to borrow the lesser of the sum of 85% of eligible accounts receivable or $10 million. The Credit Facility bears interest, at the Company's option, either at the adjusted LIBOR rate plus 2.5% or an alternate base rate. The alternate base rate is the greater of the bank's prime rate plus 0.5% or the federal funds effective rate plus 1.0%. The Credit Facility is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends. The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a limit on total liabilities to earnings before interest, taxes, depreciation and amortization. As of March 31, 1999, the Company was not in compliance with certain covenants; however, the bank has waived such noncompliance. As of March 31, 1999, there were no borrowings outstanding under the Credit Facility; however, the Company's borrowing base has been reduced by the $800,000 letter of credit issued in connection with the SDA acquisition.

   Net cash provided by operating activities was $1.6 million in the six months ended March 31, 1999 as compared to net cash used in operating activities of $347,000 in the six months ended March 31, 1998. The change is primarily attributable to increased net income and decreased accounts receivable, as partially offset by decreased accounts payable and accrued liabilities and decreased income taxes payable.

   Net cash used in investing activities was $12.4 million and $14.2 million in the six months ended March 31, 1999 and March 31, 1998, respectively. The decrease in cash used in investing activities is primarily attributable to a reduction in the net purchases of available-for-sale securities, as partially offset by increased investments in the acquisition of Midas Computer Software Limited, ADC Consultants Pty Limited and Service Design Associates, Inc. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $1.8 million in the six months ended March 31, 1999 and $671,000 in the six months ended March 31, 1998. The increase in capital expenditures was primarily attributable to an increased workforce, geographic expansion and development of the Company's technology infrastructure. The Company anticipates that it will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance the Company's global operations and support its growth, as well as potential expenditures related to new office leases and the establishment of the Company's application development centers and global project management office. The Company anticipates that in the near-term it may purchase certain proprietary technology from a major client. The Company believes that the technology will enhance Tier's operating and delivery capacity and enable the Company to efficiently transfer similar business solutions to potential new clients. Although there can be no assurance that the parties will reach agreement on the terms of the purchase or that the purchase will be completed on the terms currently being negotiated, the Company believes that the purchase would represent a significant investment by the Company and could result in significant charges against income.

   Net cash provided by financing activities totaled $586,000 in the six months ended March 31, 1999 and $21.6 million in the six months ended March 31, 1998. In the six months ended March 31, 1998, the Company completed its initial public offering, which raised net proceeds of $23.9 million, and repaid $2.8 million under its line of credit.

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

Year 2000

   The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its service offerings, financial business systems and administrative functions. To the extent these software applications are unable to appropriately interpret the upcoming calendar year "2000", remediation of such applications will be necessary.

   The Company has completed an initial assessment of the preparedness of its internal IT and non-IT systems and has developed a plan for the remediation, testing and certification of its internal systems. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. Tier anticipates that the remediation, testing and certification process will be substantially completed during the summer of 1999. The Company has not incurred material remediation costs to date and does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

   In addition, the Company has made an initial evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company is working with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

   There can be no assurance that the remediation, testing and certification of the Company's systems will be successful or that the Company's key contractors will have successful conversion programs, and that such Year 2000 Issue compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

   As a result of the Company's assessment to date, the Company currently believes that a formal contingency plan to address Year 2000 non-compliance is unnecessary; however, the Company may develop such a plan if its on-going assessment indicates areas of significant exposure.

Factors That May Affect Future Results

   The following factors, among others could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-
Q. Tier is referred to in this section as "we" or "us".

   Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the six months ended March 31, 1999, Humana Inc. and the State of Missouri accounted for 39.3% and 14.8% of our revenues, respectively. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

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

   Potential Failure to Identify, Acquire or Integrate New Acquisitions. A principal component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through March 31, 1999, we acquired eleven businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  . All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 60.9% of the total common stock voting power at March 31, 1999. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

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

   Dependence on Partnerships with Third Parties in Performing Certain Client Engagements. We sometimes perform client engagements in partnership with third parties. In the government services market, we often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. In the commercial services market, we sometimes partner with software or technology providers to jointly bid and perform engagements. In both markets, we often depend on the software, resources and technology of our partners in order to perform the engagement. There can be no assurance that actions or failures attributable to our partners or to the prime contractor or subcontractor will not also negatively affect our business, financial condition or results of operations. In addition, the refusal or inability of a partner to permit continued use of its software, resources or technology by us, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would have a material adverse effect on our business, financial condition and results of operations.

   Dependence on Contracts with Government Agencies. For the six months ended March 31, 1999, approximately 29.3% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

   Failure to Estimate Accurately Fixed Price and Performance-Based
Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the six months ended March 31, 1999, 8.9% of our revenues were generated on a fixed price basis, rather than on a time and materials basis. During the six months ended March 31, 1999, performance-based contracts did not constitute a material component of the Company's operations; however, such contracts are expected to become a more significant portion of operations in the future.

   Significant Start-Up Costs. When we are awarded a contract to manage a government program, we can incur significant start-up costs before the facility is fully operational and transactions are being processed. These expenses include leasing office space, purchasing equipment and hiring personnel. As a result, we may incur operating losses in the early stage of a contract.

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

   Insufficient Insurance Coverage for Potential Claims. Any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. There can be no assurance that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms, will be available in sufficient amounts to cover one or more claims or that the insurer will not disclaim coverage as to any future claim. The successful assertion for one or more claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business, financial condition and results of operations.

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

   Inability to Protect Proprietary Intellectual Property. The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of such information, or to detect unauthorized use of such information. We rely on a combination of nondisclosure and other contractual arrangements, and copyright, trade secret and trademark laws to protect our intellectual property rights. We also (1) enter into confidentiality agreements with our employees, (2) generally require that our consultants and clients enter into such agreements and (3) limit access to our proprietary information.

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

   Failure to Manage and Expand International Operations. For the six months ended March 31, 1999, international operations accounted for 32.0% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

   Potential Year 2000 Non-Compliance. The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its service offerings, financial business systems and administrative functions. To the extent these software applications are unable to appropriately interpret the upcoming calendar year "2000", remediation of such applications will be necessary.

   The Company has completed an initial assessment of the preparedness of its internal IT and non-IT systems and has developed a plan for the remediation, testing and certification of its internal systems. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. Tier anticipates that the remediation, testing and certification process will be substantially completed during the summer of 1999. The Company has not incurred material remediation costs to date and does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

   In addition, the Company has made an initial evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company is working with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

   There can be no assurance that the remediation, testing and certification of the Company's systems will be successful or that the Company's key contractors will have successful conversion programs, and that such Year 2000 Issue compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

   As a result of the Company's assessment to date, the Company currently believes that a formal contingency plan to address Year 2000 non-compliance is unnecessary; however, the Company may develop such a plan if its on-going assessment indicates areas of significant exposure.

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

   Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary and a United Kingdom subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the six months ended March 31, 1999. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following proposals were adopted or rejected by the margins indicated at Tier's Annual Meeting of Shareholders held on January 28, 1999.

                                               Voted      Vote    Broker
                 Proposal                       For     Withheld Non-Votes
                 --------                    ---------- -------- ---------
1.  To elect a Board of Directors to hold
    office until the next Annual Meeting of
    Shareholders or until their respective
    successors have been elected or
    approved:
     --James L. Bildner......................  25,076,357  37,837     --
     --William G. Barton.....................  25,078,057  36,137     --
     --George K. Ross........................  25,077,057  37,137     --
     --Samuel Cabott III(a)..................   8,689,237  27,337     --
     --Ronald L. Rossetti(a).................   8,689,237  27,337     --

                                      Voted      Voted                Broker
             Proposal                  For      Against  Abstentions Non-Votes
             --------               ---------- --------- ----------- ---------
2.  To approve an amendment to the
    Company's Amended and Restated
    1996 Equity Incentive Plan
    (the "Plan") to increase the
    number of Class B Common Stock
    authorized and reserved for
    issuance under the Plan from
    3,989,333 to 5,989,333
    shares........................  22,146,270 2,080,915   11,107     875,902

3.  To approve an amendment to the
    Plan to increase the maximum
    number of shares of Class B
    Common Stock authorized to be
    granted under the Plan to any
    one person in any single
    fiscal year from 100,000 to
    300,000 shares................  23,475,275 1,626,962   11,957         --

4.  To approve an amendment to the
    Plan to increase the number of
    shares of Class B Common Stock
    authorized to be granted
    automatically to Outside
    Directors upon their initial
    appointment to the Board of
    Directors and upon their re-
    election thereafter from 5,000
    to 10,000 shares..............  23,475,721 1,608,991   12,057      17,425

5.  To ratify the appointment of
    PricewaterhouseCoopers LLP as
    the Company's independent
    public accountants for the
    fiscal year ended September
    30, 1998 and fiscal year
    ending September 30, 1999.....  25,103,399     9,161    1,634         --

--------
(a) Class B Director

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

 Exhibit
 Number                              Description
 -------                             -----------
 10.47   Amended and Restated 1996 Equity Incentive Plan, dated January 28,
          1999.
 10.48   Agreement for provision of consulting services by and between the
          Registrant and the State of New Jersey, division of Family
          Development.
 27.1    Financial Data Schedule.

  (b) Reports on Form 8-K.

   Current Report on Form 8-K, filed on January 27, 1999, pursuant to Item 5 regarding the acquisition of the entire issued and outstanding outstanding capital stock of ADC Consultants Pty Limited.

   Current Report on Form 8-K/A, filed on February 12, 1999, pursuant to Item 7 attaching financial statements and pro forma financial information related to the acquisition of the entire issued and outstanding capital stock of Midas Computer Software Limited.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tier Technologies, Inc.

Dated: May 13, 1999
                                                  /s/ James L. Bildner
                                          By: _________________________________
                                                      James L. Bildner
                                              Chairman of the Board and Chief
                                                     Executive Officer
                                                 (Duly Authorized Officer)

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

                                 EXHIBIT INDEX

 Exhibit
 Number                             Description                              Page
 -------                            -----------                              ----
  10.47  Amended and Restated 1996 Equity Incentive Plan, dated January
          28, 1999. ......................................................

  10.48  Agreement for provision of consulting services by and between the
          Registrant and the State of New Jersey, division of Family
          Development.....................................................

  27.1   Financial Data Schedule..........................................