Form 10-Q
period 1999-06-30
TIER TECHNOLOGIES INC
filed 1999-08-16
CIK 1045150

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

                 For the quarterly period ended June 30, 1999

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

             (1) Yes [X] No [_]                              (2) Yes [X] No [_]

As of August 4, 1999, the number of shares outstanding of the Registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the Registrant's Class B Common Stock was 10,884,451.

This report contains a total of 27 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 Item 1. Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1999 and
          September 30, 1998............................................     3

         Condensed Consolidated Statements of Operations for the three
          and nine months ended June 30, 1999 and 1998..................     4

         Condensed Consolidated Statements of Cash Flows for the nine
          months ended June 30, 1999 and 1998...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    24

                          Part II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    25

 Item 2  Changes in Securities and Use of Proceeds......................    25

 Item 6. Exhibits and Reports on Form 8-K...............................    26

 Signatures..............................................................   27

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                       June 30,  September 30,
                                                         1999        1998
                                                       --------  -------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents........................... $ 9,252      $22,466
  Restricted cash.....................................     794          712
  Short-term investments..............................  12,261       16,834
  Accounts receivable, net............................  20,731       18,335
  Prepaid expenses and other current assets...........   5,988        1,399
                                                       -------      -------
    Total current assets..............................  49,026       59,746
Equipment and improvements, net.......................   6,676        2,371
Notes and accrued interest receivable from related
 parties..............................................   1,569        1,871
Acquired intangibles, net.............................  24,442        9,794
Other assets..........................................     604          721
                                                       -------      -------
    Total assets...................................... $82,317      $74,503
                                                       =======      =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.................................... $ 3,517      $ 3,263
  Accrued liabilities.................................   2,176          934
  Accrued subcontractor expenses......................   1,699        2,503
  Accrued compensation and related liabilities........   3,288        2,310
  Other current liabilities...........................   1,864        1,041
                                                       -------      -------
    Total current liabilities.........................  12,544       10,051
Other liabilities.....................................     989          280
                                                       -------      -------
    Total liabilities.................................  13,533       10,331
                                                       -------      -------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value..........................  65,831       62,656
  Notes receivable from shareholders..................  (1,773)      (2,159)
  Deferred compensation...............................    (441)        (591)
  Foreign currency translation adjustment.............    (139)      (1,210)
  Retained earnings...................................   5,306        5,476
                                                       -------      -------
    Total shareholders' equity........................  68,784       64,172
                                                       -------      -------
    Total liabilties and shareholders' equity......... $82,317      $74,503
                                                       =======      =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                        Three Months Ended   Nine Months Ended
                                             June 30,            June 30,
                                        -------------------- ------------------
                                          1999       1998      1999      1998
                                        ---------  --------- --------  --------
Revenues..............................  $  23,798  $  14,890 $ 65,397  $ 36,713
Cost of revenues......................     13,913      9,241   39,733    23,678
                                        ---------  --------- --------  --------
Gross profit..........................      9,885      5,649   25,664    13,035
Costs and expenses:
  Selling and marketing...............      1,716        800    4,473     2,217
  General and administrative..........      5,598      2,725   13,650     6,428
  Compensation charge related to
   business combinations..............        355         94      477       646
  Purchased in-process technology.....      4,000        --     4,000       --
  Reserve for contract dispute........      1,856        --     1,856       --
  Depreciation and amortization.......      1,219        337    2,577       706
                                        ---------  --------- --------  --------
Income (loss) from operations.........     (4,859)     1,693   (1,369)    3,038
Interest income (expense), net........        266        219    1,091       544
                                        ---------  --------- --------  --------
Income (loss) before income taxes.....     (4,593)     1,912     (278)    3,582
Provision (benefit) for income taxes..     (1,791)       713     (108)    1,390
                                        ---------  --------- --------  --------
Net income (loss).....................  $  (2,802) $   1,199 $   (170) $  2,192
                                        =========  ========= ========  ========
Basic net income (loss) per share.....  $   (0.23) $    0.12 $  (0.01) $   0.26
                                        =========  ========= ========  ========
Shares used in computing basic net
 income (loss) per share..............     12,262      9,848   12,006     8,378
                                        =========  ========= ========  ========
Diluted net income (loss) per share...  $   (0.23) $    0.11 $  (0.01) $   0.22
                                        =========  ========= ========  ========
Shares used in computing diluted net
 income (loss) per share..............     12,262     11,373   12,006     9,760
                                        =========  ========= ========  ========


            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                                 June 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Operating activities:
Net income (loss)..........................................  $   (170) $  2,192
Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
 Depreciation and amortization.............................     2,747       653
 Amortization of deferred compensation.....................       150       --
 Provision for doubtful accounts...........................     1,822        50
 Deferred income taxes.....................................       --       (399)
 Tax benefit of stock options exercised....................       565       314
 Forgiveness of notes receivable from employees............       511       --
 Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Accounts receivable......................................    (2,707)   (6,558)
  Prepaid expenses and other current assets................      (897)     (636)
  Other assets.............................................        97      (850)
  Accounts payable and accrued liabilities.................       207     1,728
  Income taxes payable.....................................    (3,925)      793
  Deferred income..........................................       905       301
                                                             --------  --------
Net cash used in operating activities......................      (695)   (2,412)
                                                             --------  --------
Investing activities:
Purchases of equipment and improvements....................    (4,758)     (948)
Notes and accrued interest receivable from related
 parties...................................................      (520)     (192)
Repayment on notes and accrued interest receivable from
 related parties...........................................       212       --
Business combinations, net of cash acquired................   (12,773)   (5,465)
Purchases of available-for-sale securities.................   (26,642)  (13,283)
Sales of available-for-sale securities.....................    17,478     1,063
Maturities of available-for-sale securities................    13,737     2,000
Other assets...............................................        20       --
                                                             --------  --------
Net cash used in investing activities......................   (13,246)  (16,825)
                                                             --------  --------
Financing activities:
Borrowings under bank lines of credit......................       909     6,912
Payments on borrowings.....................................    (1,466)   (9,671)
Net proceeds from issuance of common stock.................       --     54,772
Repurchases of common stock................................      (414)      --
Repayment by shareholders on notes receivable..............       386        95
Exercise of stock options..................................     1,109       495
Employee stock purchase plan...............................       388       116
Increase in capital lease obligations......................        46       --
Payments on capital lease obligations......................      (140)      (28)
Deferred financing costs...................................       --        224
Payments on notes payable to shareholders..................       (19)      (39)
                                                             --------  --------
Net cash provided by financing activities..................       799    52,876
                                                             --------  --------
Effect of exchange rate changes on cash....................       (72)     (609)
                                                             --------  --------
Net (decrease) increase in cash and cash equivalents.......   (13,214)   33,030
Cash and cash equivalents at beginning of period...........    22,466       106
                                                             --------  --------
Cash and cash equivalents at end of period.................  $  9,252  $ 33,136
                                                             ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest paid.............................................  $    243  $     88
                                                             ========  ========
 Income taxes paid (refunded), net.........................  $  3,345  $    683
                                                             ========  ========
Equipment acquired under capital lease obligations.........  $     46  $    207
                                                             ========  ========
Accrued purchase price and assumed liabilities related to
 business combinations.....................................  $  3,670  $    175
                                                             ========  ========
Conversion of preferred stock into common stock............  $    --   $  1,892
                                                             ========  ========
Common stock issued in business combinations...............  $  1,328  $    666
                                                             ========  ========
Restricted stock held in escrow for employees..............  $    --   $    701
                                                             ========  ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-
K. Accordingly, reference should be made to the Company's Form 10-K filed on December 21, 1998 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 1999 or any future period, and the Company makes no representations related thereto.

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

NOTE 2--REVENUE RECOGNITION

   The majority of the Company's revenues are derived from time and material contracts and are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. Cost incurred in anticipation of specific future contracts are deferred if recoverability from the contract is probable. As of June 30, 1999, deferred costs were $1,121,000. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables were $5,262,000 and $3,444,000 at June 30, 1999 and September 30, 1998, respectively. Unbilled receivable for one client accounted for 10.7% of total accounts receivable at June 30, 1999.

   Revenues derived from governmental agencies were $9,054,000 and $5,951,000 for the three months ended June 30, 1999 and 1998, respectively, and $20,699,000 and $15,781,000 for the nine months ended June 30, 1999 and 1998, respectively.

NOTE 3--ACQUISITIONS

 Technology Training Services

   Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., a leading provider of training

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 3--ACQUISITIONS (continued)

services to the IT professionals of Fortune 500 companies and other major corporations. The initial cost of the acquisition totaled approximately $1.7 million in cash including $213,000 in estimated acquisition costs. Additional contingent payments of up to $1.5 million may be paid in shares of the Company's Class B common stock and cash over a two-year period based on the acquired business achieving certain levels of gross profit and revenues measured annually over the two-year period. Shares of the Company's Class B common stock equal to $1.5 million based on the average closing price of the Company's Class B common stock for the five trading days preceding the agreement date of April 6, 1999, are currently in an escrow account. If contingent performance requirements are met, the number of shares released will be determined utilizing the average closing price of the Company's Class B common stock for the five trading days preceding each performance anniversary. In the event the value of the shares in the escrow account is not sufficient to satisfy the additional contingent payments, such shortfall shall be paid in cash. Any shares not released at the end of the two-year performance period will be returned to the Company. The TTS acquisition was accounted for using the purchase method of accounting. Contingent payments will be accrued when earned and recorded as additional purchase price. The accompanying consolidated financial statements include the results of operations of TTS for periods beginning on or subsequent to May 1, 1999.

   The allocation of the initial purchase price was as follows:

                                                                  (in thousands)
   Cash paid.....................................................     $1,500
   Estimated acquisition costs...................................        213
                                                                      ------
                                                                      $1,713
                                                                      ======

   Tangible assets...............................................     $  131
   Intangible assets:
     Goodwill....................................................      1,653
   Liabilities assumed...........................................        (71)
                                                                      ------
                                                                      $1,713
                                                                      ======

   Acquired tangible assets, which primarily consist of fixed assets, are being depreciated over their useful lives of three to five years. Goodwill is being amortized over an eight-year useful life.

 Pro Forma Disclosure of Significant Acquisitions

   The initial purchase price for significant acquisitions since September 30, 1997, was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition dates as follows:

                                                        Sancha
                                                        Group   Infact   Midas
                                                        ------  ------  -------
                                                           (in thousands)
   Tangible assets..................................... $   17  $   23  $ 1,812
   Acquired workforce..................................    302     304      --
   Goodwill............................................  4,901   2,813    3,787
                                                        ------  ------  -------
                                                         5,220   3,140    5,599
   Liabilities assumed.................................    (66)   (118)  (1,692)
                                                        ------  ------  -------
   Net assets acquired................................. $5,154  $3,022  $ 3,907
                                                        ======  ======  =======

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 3--ACQUISITIONS (continued)

   The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if three prior significant acquisitions, Sancha Computer Group Pty Limited, Infact Pty Limited as Trustee of the Infact Unit Trust and Midas Computer Software Limited, had been purchased by the Company as of October 1, 1997, after including the impact of certain pro forma adjustments, such as the increased amortization expense due to the recording of intangible assets.

                                                                 Nine Months
                                                                Ended June 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (in thousands,
                                                                 except per
                                                                 share data)
   Revenues................................................... $66,113  $48,814
   Net income (loss)..........................................    (346)   2,881
   Basic net income (loss) per share..........................   (0.03)    0.34
   Diluted net income (loss) per share........................   (0.03)    0.29

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented and are not intended to be a projection of future results.

 Purchased In-Process Technology

   In June 1999, the Company purchased for $4 million the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by the Company for a client. The license includes all additions, enhancements, and improvements to the software to the extent that the Company is employed by the licensor to make such changes in the future. The completion of the software, which is currently not executable, is expected to occur in the second quarter of fiscal year 2000. If the development of the software is not completed, the Company's cash flows and operations would not be materially adversely affected.

NOTE 4--BANK LINE OF CREDIT

   On June 30, 1999, the Company had an $8 million revolving credit facility which terminates on May 27, 2000. The total commitment amount is limited to the lesser of 85% of eligible accounts receivable or $8 million. The loans are secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. Interest is based on either the adjusted LIBOR rate plus 2.5% per annum or an alternate base rate plus 0.5% per annum, at the Company's option. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5% per annum. Interest is charged monthly on alternate base rate loans. Interest is payable on LIBOR loans on the last day of the interest period applicable thereto and is also paid when a LIBOR loan becomes due. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 1999, the Company was in compliance with all covenants. As of June 30, 1999 and September 30, 1998, the Company had no outstanding borrowings under its credit facility; however, the availability of the total commitment amount to the Company has been reduced by the $800,000 letter of credit issued in connection with the SDA acquisition.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 5--NET INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                   Three Months    Nine Months
                                                       Ended          Ended
                                                     June 30,       June 30,
                                                  --------------- --------------
                                                   1999     1998   1999    1998
                                                  -------  ------ ------  ------
                                                   (in thousands, except per
                                                          share data)
   Numerator:
     Net income (loss)..........................  $(2,802) $1,199 $ (170) $2,192
                                                  =======  ====== ======  ======
   Denominator for basic net income (loss) per
    share-weighted average common shares
    outstanding.................................   12,262   9,848 12,006   8,378
   Effects of dilutive securities:
     Common stock options.......................      --    1,492    --    1,251
     Convertible preferred stock................      --      --     --      120
     Common stock contingently issuable.........      --       33    --       11
                                                  -------  ------ ------  ------
   Dilutive common stock equivalents............      --    1,525    --    1,382
                                                  -------  ------ ------  ------
   Denominator for diluted net income (loss) per
    share-adjusted weighted average common
    shares and assumed conversions..............   12,262  11,373 12,006   9,760
                                                  =======  ====== ======  ======
   Basic net income (loss) per share............  $ (0.23) $ 0.12 $(0.01) $ 0.26
                                                  =======  ====== ======  ======
   Diluted net income (loss) per share..........  $ (0.23) $ 0.11 $(0.01) $ 0.22
                                                  =======  ====== ======  ======

   Options to purchase approximately 128,043 shares of Class B common stock at a price ranging from $13.88 to $16.38 per share were not included in the computation of diluted net income per share for the nine months ended June 30, 1998 because the options' exercise prices were greater than the average market price of the shares. For the three months and nine months ended June 30, 1999, common stock equivalents of 574,000 shares and 823,000 shares, respectively, were excluded from the calculation of net loss per share since their effect would have been anti-dilutive.

NOTE 6--COMPREHENSIVE INCOME (LOSS)

   The Company's comprehensive income (loss) was as follows:

                                                                  Nine Months
                                                 Three Months        Ended
                                                Ended June 30,     June 30,
                                                ---------------  --------------
                                                 1999     1998    1999    1998
                                                -------  ------  ------  ------
                                                       (in thousands)
   Net income (loss)........................... $(2,802) $1,199  $ (170) $2,192
   Currency translation adjustment.............     647    (553)  1,069    (609)
                                                -------  ------  ------  ------
   Comprehensive income (loss)................. $(2,155) $  646  $  899  $1,583
                                                =======  ======  ======  ======

NOTE 7--CONTINGENCIES

 Guaranty of Obligation

   On December 22, 1998, the Company guaranteed a portion of an obligation of James L. Bildner, the Company's Chief Executive Officer, with respect to his California residence (the "Guaranty"). The Company's liability under the Guaranty is capped at $1,000,000. In connection with the Guaranty, Mr. Bildner had previously

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 7--CONTINGENCIES (continued)

pledged to the Company shares of Tier Technologies, Inc. common stock owned by him with a fair market value of at least 110% of the Guaranty amount and agreed to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty. Effective June 30, 1999, the Company amended the pledge agreement with Mr. Bildner such that his pledge to the Company is set at 126,619 shares of Tier Technologies, Inc. common stock, which as of June 30, 1999 had a market value of $886,333. Mr. Bildner continues to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty.

NOTE 8--NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt FAS 131 in the fiscal year 1999 annual financial statements. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of FAS 131 is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In July 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activity--Deferral of Effective Date of FASB Statement No. 133," which defers the effective date for the Company until the quarter ended December 31, 2000. The Company will adopt FAS 133 in its quarter ending December 31, 2000 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

NOTE 9--CONTRACT DISPUTE

   The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not valid under the terms of the sub-contract and that it has not breached the agreement. In early January 1999, the Company and the prime contractor reached an understanding to continue the engagement on a time and materials basis with both parties retaining their rights under the original agreement. In accordance with the January agreement, the Company continued to provide resources on a time and materials basis on the engagement. The Company and the prime contractor met in early June to discuss the project and resolution of outstanding issues. The parties were not able to resolve the dispute at that time. On June 17, 1999, the Company received a letter from the prime contractor requesting a plan to terminate the Company's involvement in the project. After a series of further discussions with the prime contractor concerning the future of the relationship between the parties, the Company determined that it would establish a reserve for the entire net receivable balance of $1,856,000. On June 28, 1999, the Company filed a federal civil action against the prime contractor for the amounts the Company is due.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 9--CONTRACT DISPUTE (continued)

   On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief and damages in excess of $8 million. The Company denies the allegations and intends to vigorously pursue its own claim against the prime contractor. In the event the prime contractor prevails in its action, the Company's financial condition and results of operations would be materially and adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Tier provides information technology ("IT") consulting, application development and software engineering services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $65.4 million in the nine months ended June 30, 1999 from $36.7 million in the nine months ended June 30, 1998. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown to 706 on June 30, 1999 from 436 on June 30, 1998.

   The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a fixed price basis was 21.0% and 27.9% for the three months ended June 30, 1999 and 1998, respectively, and 13.2% and 23.3% for the nine months ended June 30, 1999 and June 30, 1998, respectively. Revenues from the resale of products and software licenses were $2.1 million and $178,000 for the three months ended June 30, 1999 and 1998, respectively, and $5.2 million and $2.6 million for the nine months ended June 30, 1999 and June 30, 1998, respectively. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future.

   The Company has derived a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the nine months ended June 30, 1999, Humana Inc. and the State of Missouri accounted for 33.9% and 13.9% of the Company's revenues, respectively. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. A significant portion of the Company's revenues are derived from sales to government agencies. For the nine months ended June 30, 1999, approximately 31.7% of the Company's revenues were derived from sales to government agencies, as compared to 43% for the nine months ended June 30, 1998.

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

   From December 1996 through June 30, 1999, the Company made twelve acquisitions for a total cost of approximately $23.9 million, including the issuance of shares of Class B common stock but excluding future contingent payments, all of which were accounted for under the purchase method of accounting. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, when the amount is deemed probable to be made the payments are recorded as compensation expense over the vesting period. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. International operations accounted for 33.9% and 22.0% of revenues for the nine months ended June 30, 1999 and June 30, 1998, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

   The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                          Three Months        Nine Months
                                         Ended June 30,     Ended June 30,
                                         -----------------  -----------------
                                          1999      1998     1999      1998
                                         -------   -------  -------   -------
   Revenues.............................   100.0 %   100.0%   100.0 %   100.0%
   Cost of revenues.....................    58.5      62.1     60.8      64.5
                                         -------   -------  -------   -------
   Gross profit.........................    41.5      37.9     39.2      35.5
   Costs and expenses:
     Selling and marketing..............     7.2       5.4      6.8       6.0
     General and administrative.........    23.5      18.3     20.9      17.5
     Compensation charge related to
      business combinations.............     1.5       0.6      0.7       1.8
     Purchased in-process technology....    16.8       --       6.1       --
     Reserve for contract dispute.......     7.8       --       2.9       --
     Depreciation and amortization......     5.1       2.3      3.9       1.9
                                         -------   -------  -------   -------
   Income (loss) from operations........   (20.4)     11.3     (2.1)      8.3
   Interest income (expense), net.......     1.1       1.5      1.7       1.5
                                         -------   -------  -------   -------
   Income (loss) before income taxes....   (19.3)     12.8     (0.4)      9.8
   Provision (benefit) for income
    taxes...............................    (7.5)      4.8     (0.1)      3.8
                                         -------   -------  -------   -------
   Net income (loss)....................   (11.8)%     8.0%    (0.3)%     6.0%
                                         =======   =======  =======   =======

Three Months Ended June 30, 1999 and June 30, 1998

   Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 59.8% to $23.8 million for the three months ended June 30, 1999 from $14.9 million in the three months ended June 30, 1998. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from acquisitions including two months of revenues from the TTS acquisition completed during the quarter.

   Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel expenses, and any equipment or software costs. For projects performed on a per-transaction basis, cost of revenues would also include facility and overhead costs. Gross profit increased 75.0% to $9.9 million for the three months ended June 30, 1999 from $5.6 million in the three months ended June 30, 1998. Gross margin increased to 41.5% for the three months ended June 30, 1999 as compared to 37.9% in the three months ended June 30, 1998. This increase resulted primarily from higher margins on certain large contracts.

   Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, travel costs and product literature. Selling and marketing expenses increased 114.5% to $1.7 million for the three months ended June 30, 1999 from $800,000 in the three months ended June 30, 1998. As a percentage of revenues, selling and marketing expenses increased to 7.2% for the three months ended June 30, 1999 from 5.4% in the three months ended June 30, 1998. The increase in selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisitions, to support the higher revenue base and increased selling and marketing efforts.

   General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 105.4% to $5.6 million for the three months ended June 30, 1999 from $2.7 million in the three months ended June 30, 1998. As a percentage of revenues, general and administrative expenses increased to 23.5% for the three months ended June 30, 1999 from 18.3% in the three months ended June 30, 1998. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

   Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations increased 277.7% to $355,000 for the three months ended June 30, 1999 from $94,000 in the three months ended June 30, 1998. As a percentage of revenues, compensation charges related to business combinations increased to 1.5% for the three months ended
June 30, 1999 from 0.6% in the three months ended June 30, 1998. The increase in total compensation charge related to business combinations was attributable to an increase in contingent payments earned during the current period by prior owners of the acquired businesses. For the three months ended June 30, 1999, the compensation charge related to business combinations resulted from contingent payments earned in accordance with the acquisition agreements for Simpson Fewster & Co. Pty Limited ("SFC") and Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"). For the three months ended June 30, 1998, the compensation charge related to business combinations resulted from contingent payments earned in accordance with the acquisition agreements for Encore Consulting, Inc. ("Encore") and SFC. The Company expects compensation charges related to business combinations to fluctuate significantly from quarter to quarter depending upon whether performance payments are earned or missed by acquired businesses and the timing of those determinations.

   Purchased In-Process Technology. Purchased in-process technology charge of $4 million was recorded for the three months ended June 30, 1999. There was no comparable charge for the three months ended June 30, 1998. As a percentage of revenues, the purchased in-process technology charge was 16.8% for the three months ended June 30, 1999. This charge results from the purchase of exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by the Company for a client.

   Reserve for Contract Dispute. Reserve for contract dispute charge of $1.9 million was recorded for the three months ended June 30, 1999. There was no comparable charge for the three months ended June 30, 1998. As a percentage of revenues, the reserve for contract dispute was 7.8% for the three months ended June 30, 1999. This reserve relates to a previously disclosed ongoing contract dispute with a prime contractor to which the Company is a subcontractor. After a series of discussions with the prime contractor, the Company determined that collection of the outstanding accounts receivable balance was unlikely.

   Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 261.7% to $1.2 million for the three months ended June 30, 1999 from $337,000 in the three months ended June 30, 1998. As a percentage of revenues, depreciation and amortization increased to 5.1% for the three months ended June 30, 1999 from 2.3% in the three months ended June 30, 1998. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures.

   Interest Income and Interest Expense, Net. Net interest income increased 21.5% to $266,000 for the three months ended June 30, 1999 compared to net interest income of $219,000 in the three months ended June 30, 1998. This increase was primarily attributable to interest income generated from the Company's investments. The three months ended June 30, 1998 does not reflect the increased investment base from the secondary offering proceeds as these were not invested until late June of 1998.

   Provision (Benefit) for Income Taxes. The benefit for income taxes was $(1.8) million for the three months ended June 30, 1999 as compared to a provision for income taxes of $713,000 in the three months ended June 30, 1998. The effective tax rate for the three months ended June 30, 1999 was 39.0%, compared to 37.3% for the three months ended June 30, 1998. The increase in the effective tax rate was due to the potential impact of the Company's ability to utilize its foreign tax credits given the change in the geographic mix of the Company. The Company anticipates that its effective tax rate for the fiscal year ending September 30, 1999 will be 39.0%; however, the actual rate may vary due to a change in the estimated amount or geographic mix of the Company's earnings, changes in tax law, the effect of future acquisitions or a change in the Company's investment in tax-advantaged securities.

Nine Months Ended June 30, 1999 and June 30, 1998

   Revenues. Revenues increased 78.1% to $65.4 million for the nine months ended June 30, 1999 from $36.7 million in the nine months ended June 30, 1998. This increase resulted primarily from internal growth, including an expanded client base and several significant new contracts, and from multiple acquisitions.

   Gross Profit. Gross profit increased 96.9% to $25.7 million for the nine months ended June 30, 1999 from $13.0 million in the nine months ended June 30, 1998. Gross margin increased to 39.2% for the nine months ended June 30, 1999 from 35.5% in the nine months ended June 30, 1998. The increase in gross margin was primarily attributable to higher margins on certain large contracts.

   Selling and Marketing. Selling and marketing expenses increased 101.8% to $4.5 million for the nine months ended June 30, 1999 from $2.2 million in the nine months ended June 30, 1998. As a percentage of revenues, selling and marketing expenses increased to 6.8% for the nine months ended June 30, 1999 from 6.0% in the nine months ended June 30, 1998. The increase in total selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisitions, to support the higher revenue base and increased selling and marketing efforts.

   General and Administrative. General and administrative expenses increased 112.4% to $13.7 million for the nine months ended June 30, 1999 from $6.4 million in the nine months ended June 30, 1998. As a percentage of revenues, general and administrative expenses increased to 20.9% for the nine months ended June 30, 1999 from 17.5% in the nine months ended June 30, 1998. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

   Compensation Charge Related to Business Combinations. Business combination compensation expenses were $477,000 or 0.7% of revenues, for the nine months ended June 30, 1999 as compared to $646,000, or 1.8% of revenues, for the nine months ended June 30, 1998. The decrease in total compensation charge related to business combinations was attributable to a decrease in contingent payments earned during the current period by prior owners of the acquired businesses. For the nine months ended June 30, 1999, the compensation charge related to business combinations resulted from contingent payments earned in accordance with the acquisition agreements for SFC and Infact. For the nine months ended June 30, 1998, the compensation charge related to business combinations resulted from contingent payments earned in accordance with the acquisition agreements for Encore, Albanycrest, Limited and SFC.

   Purchased In-Process Technology. Purchased in-process technology charge of $4 million was recorded for the nine months ended June 30, 1999. There was no comparable charge for the nine months ended June 30, 1998. As a percentage of revenues, the purchased in-process technology charge was 6.1% for the nine months ended June 30, 1999. This charge results from the purchase of exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by the Company for a client.

   Reserve for Contract Dispute. Reserve for contract dispute charge of $1.9 million was recorded for the nine months ended June 30, 1999. There was no comparable charge for the nine months ended June 30, 1998. As a percentage of revenues, the reserve for contract dispute was 2.9% for the nine months ended June 30, 1999. This reserve relates to a previously disclosed ongoing contract dispute with a prime contractor to which the Company is a subcontractor. After a series of discussions with the prime contractor, the Company determined that collection of the outstanding accounts receivable balance was unlikely.

   Depreciation and Amortization. Depreciation and amortization increased 265.0% to $2.6 million for the nine months ended June 30, 1999 from $706,000 in the nine months ended June 30, 1998. As a percentage of revenues, depreciation and amortization increased to 3.9% for the nine months ended June 30, 1999 from 1.9% in the nine months ended June 30, 1998. The increase in total depreciation and amortization expenses was primarily attributable to the amortization of increased intangible assets from business combinations, the depreciation associated with increased capital expenditures, and the amortization of the costs associated with the purchase of a project management system.

   Interest Income and Interest Expense, Net. The Company had net interest income of $1.1 million for the nine months ended June 30, 1999 compared to net interest income of $544,000 for the nine months ended June 30, 1998. This change was primarily attributable to the interest income generated from its investment of proceeds from the initial and secondary public offerings.

   Provision (Benefit) for Income Taxes. The benefit for income taxes was $(108,000) for the nine months ended June 30, 1999 as compared to a provision for income taxes of $1.4 million in the nine months ended June 30, 1998. The effective tax rate for the nine months ended June 30, 1999 and June 30, 1998 was 39%.

Liquidity and Capital Resources

   The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. The Company maintains an $8 million revolving credit facility (the "Credit Facility") that allows the Company to borrow the lesser of an amount equal to 85% of eligible accounts receivable or $8 million. The loans bear interest, at the Company's option, either at the adjusted LIBOR rate plus 2.5% per annum or an alternate base rate plus 0.5% per annum. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5% per annum at the Company's option. The loans are secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. The Credit Facility contains certain restrictive covenants, including limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends (other than dividends payable in its stock). The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a minimum ratio of total liabilities to earnings before interest, taxes, depreciation and amortization. As of June 30, 1999, the Company was in compliance with all covenants. As of June 30, 1999, there were no borrowings outstanding under the Credit Facility; however, the availability of the total commitment amount to the Company has been reduced by the $800,000 letter of credit issued in connection with the SDA acquisition.

   Net cash used in operating activities was $695,000 in the nine months ended June 30, 1999 as compared to net cash used in operating activities of $2.4 million in the nine months ended June 30, 1998. The decrease in net cash used in operating activities is largely attributable to increased depreciation and amortization and provision for doubtful accounts and a smaller increase in accounts receivable, as partially offset by a decrease in net income, a larger decrease in accounts payable and accrued liabilities and income taxes payable. During the three months ended June 30, 1999, the Company acquired the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently being developed by the Company for a client. The license includes all additions, enhancements, and improvements to the software to the extent that the Company is employed by the licensor to make such changes in the future. Upon completion, the billing system will be customizable for licensing to the Company's clients in both the commercial and government sectors.

   Net cash used in investing activities was $13.2 million and $16.8 million in the nine months ended June 30, 1999 and June 30, 1998, respectively. The decrease in cash used in investing activities is largely attributable to an increase in sales and maturities of available-for-sale securities, as partially offset by an increase in purchases of available-for-sale securities and increased investments in the acquisition of Midas Computer Software Limited, ADC Consultants Pty Limited, Service Design Associates, Inc. and Technology Training Services, a division of Automated Concepts, Inc. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $4.8 million in the nine months ended June 30, 1999 and $1.2 million in the nine months ended June 30, 1998. The increase in capital expenditures was primarily attributable to an increased workforce, geographic expansion and development of the Company's technology infrastructure. The Company anticipates that it will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance the Company's global operations and support its growth, as well as potential expenditures related to new office leases and the establishment of the Company's application development centers and global project management office. During the three months ended June 30, 1999, the Company purchased from a client the ownership rights to a project management system for $2 million. The system will be used by the Company as its standard project management system.

   Net cash provided by financing activities totaled $799,000 in the nine months ended June 30, 1999 and $52.9 million in the nine months ended June 30, 1998. In the nine months ended June 30, 1998, the Company completed its initial public offering, which raised net proceeds of $54.8 million, and repaid $2.8 million under its line of credit.

   The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, new contracts, the timing of the receipt of accounts receivable and employee growth. The Company is involved in a contract dispute with the prime contractor on one of the Company's Australian projects. See "Item 1. Legal Proceedings." On June 28, 1999, the Company filed a federal civil action against the prime contractor for the amounts the Company is due under the contract. On August 11, 1999, the Company received the prime contractor's answer and counterclaim, in which the prime contractor denies the Company's claim, alleges breach of contract by the Company and seeks declaratory relief and damages in excess of $8 million. The Company denies the allegations and intends to vigorously pursue its own claim against the prime contractor. At this time, there can be no assurance as to the course of this dispute or its possible resolution. In the event the prime contractor prevails in its action, the Company's financial condition and results of operations would be materially and adversely affected. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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

   The Company is continuing to assess the preparedness of its internal IT and non-IT systems and has substantially completed the remediation, testing and certification of its critical internal systems. To date, no significant Year 2000 related problems have been identified. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. Tier anticipates that the remediation, testing and certification process of its remaining systems and software will be substantially completed during the summer of 1999. The Company has not incurred material remediation costs to date and does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

   In addition, the Company has made an initial evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company continues to work with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

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

   Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the nine months ended June 30, 1999, Humana Inc. and the State of Missouri accounted for 33.9% and 13.9% of our revenues, respectively. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

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

   Potential Failure to Identify, Acquire or Integrate New Acquisitions. An important component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through June 30, 1999, we acquired twelve businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  . All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 60.1% of the total common stock voting power at June 30, 1999. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

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

   Dependence on Contracts with Government Agencies. For the nine months ended June 30, 1999, approximately 31.7% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

   Failure to Estimate Accurately Fixed Price and Performance-Based
Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the nine months ended June 30, 1999, 13.2% of our revenues were generated on a fixed price basis. During the nine months ended June 30, 1999, performance-based contracts did not constitute a material component of the Company's operations; however, such contracts are expected to become a more significant portion of operations in the future.

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

   Failure to Manage and Expand International Operations. For the nine months ended June 30, 1999, international operations accounted for 33.9% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

   The Company is continuing to assess the preparedness of its internal IT and non-IT systems and has substantially completed the remediation, testing and certification of its critical internal systems. To date, no significant Year 2000 related problems have been identified. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. Tier anticipates that the remediation, testing and certification process of its remaining systems and software will be substantially completed during the summer of 1999. The Company has not incurred material remediation costs to date and does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

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

   Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary and a United Kingdom subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the nine months ended June 30, 1999. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not valid under the terms of the sub-contract and that it has not breached the agreement. In early January 1999, the Company and the prime contractor reached an understanding to continue the engagement on a time and materials basis with both parties retaining their rights under the original agreement. In accordance with the January agreement, the Company has continued to provide resources on a time and materials basis on the engagement. The Company and the prime contractor met in early June to discuss the project and resolution of outstanding issues. The parties were not able to resolve the dispute at that time. On June 17, 1999, the Company received a letter from the prime contractor requesting a plan to terminate the Company's involvement in the project. After a series of further discussions with the prime contractor concerning the future of the relationship between the parties, the Company determined that it would establish a reserve for the entire net receivable balance of $1,856,000. On June 28, 1999, the Company also filed a civil action (Tier Technologies, Inc. v. Unisys Corporation) in the U.S.D.C. for the Northern District of California seeking money damages in excess of $2,000,000 and a declaration that the Company has performed its duties and obligations under the agreement, that it has no further obligations under the agreement, and that the prime contractor is obligated to pay the Company all amounts outstanding under the agreement. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief. The prime contractor is also seeking damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. The Company denies the prime contractor's allegations and intends to vigorously pursue its own claim against the prime contractor.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   c. Effective as of April 30, 1999, in connection with the acquisition of certain assets and the assumption of certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., the Company issued into escrow 172,406 shares of its Class B common stock registered in the name of "Automated Concepts, Inc." At the time of issue the shares were valued at $1.5 million. The shares are contingently issuable from escrow based on the acquired business achieving certain levels of gross profit and revenues measured annually over a two-year period. If contingent performance requirements under the acquisition agreement are met, the number of shares to be released from escrow will be determined utilizing the average closing price of the Company's Class B common stock for the five trading days preceding each performance anniversary. The offer and sale of these securities were made in reliance on the exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  10.49  Asset Purchase Agreement dated as of May 17, 1999 by and between the
         Registrant and Humana, Inc.*

  10.50  End User Agreement dated as of May 17, 1999 between the Registrant and
          Humana, Inc.*

  10.51  End User Agreement dated as of May 19, 1999 between the Registrant and
          Humana, Inc.*

  10.52 Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner

  10.53  Second Amended and Restated Pledge Agreement, dated as of June 30,
         1999, by and between the Registrant and James L. Bildner

  10.54  Third Amended and Restated Pledge Agreement, dated as of June 30,
         1999, by and between the Registrant and James L. Bildner

  10.55  Third Amended and Restated Pledge Agreement, dated as of June 30,
         1999, by and between the Registrant and William G. Barton

  10.56  Amended and Restated Revolving Credit Agreement, dated as of May 28,
         1999, by and between the Registrant, Tier Technologies (United
         Kingdom) and BankBoston, N.A.

  10.57 First Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 30, 1999, by and between the Registrant, Tier
         Technologies (United Kingdom), Inc. and BankBoston, N.A.

  10.58 Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of Human Resources

  10.59 Contract, dated as of May 27, 1999, by and between the Registrant and the State of Tennessee Department of Human Services

  27.1   Financial Data Schedule

--------
* Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed on June 16, 1999.

   (b) Reports on Form 8-K.

   Current Report on Form 8-K, filed on April 6, 1999 pursuant to Item 5 regarding the acquisition of certain assets and liabilities of Service Design Associates, Inc.

   Current Report on Form 8-K, filed on May 14, 1999 pursuant to Item 5 regarding the acquisition of certain assets and liabilities of Automated Concepts, Inc.

   Current Report on Form 8-K, filed on June 16, 1999 pursuant to Item 5 regarding the acquisition of a project management system and intellectual property rights.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tier Technologies, Inc.

Dated: August 13, 1999

                                          By:        /s/ James L. Bildner
                                            -----------------------------------
                                                     James L. Bildner
                                              Chairman of the Board and Chief
                                                     Executive Officer
                                                 (Duly Authorized Officer)

                                          By:        /s/ George K. Ross
                                            -----------------------------------
                                                      George K. Ross
                                            Executive Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number                            Description                             Page
 -------                           -----------                             ----
  10.52  Amended and Restated Pledge Agreement, dated as of June 30,
         1999, by and between the Registrant and James L. Bildner

  10.53  Second Amended and Restated Pledge Agreement, dated as of June
         30, 1999, by and between the Registrant and James L. Bildner

  10.54  Third Amended and Restated Pledge Agreement, dated as of June
         30, 1999, by and between the Registrant and James L. Bildner

  10.55  Third Amended and Restated Pledge Agreement, dated as of June
         30, 1999, by and between the Registrant and William G. Barton

  10.56  Amended and Restated Revolving Credit Agreement, dated as of
         May 28, 1999, by and between the Registrant, Tier Technologies
         (United Kingdom) and BankBoston, N.A.

  10.57  First Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of June 30, 1999, by and between the Registrant, Tier Technologies (United Kingdom) and BankBoston,
         N.A.

  10.58 Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of Human Resources

  10.59 Contract, dated as of May 27, 1999, by and between the Registrant and the State of Tennessee Department of Human
         Services

  27.1   Financial Data Schedule