Form 10-K
period 1999-09-30
TIER TECHNOLOGIES INC
filed 1999-12-10
CIK 1045150

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

                 For the fiscal year ended September 30, 1999

                                      or

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

           California                                          94-3145844
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $78,036,091 on December 3, 1999 based on the last reported sale price of the registrant's Class B Common Stock on the Nasdaq National Market on such date. As of December 3, 1999, the number of shares outstanding of the registrant's Class A Common Stock was 1,639,762 and the number of shares outstanding of the registrant's Class B Common Stock was 10,845,173.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1999. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                      PART I                              Page
                                      ------                              ----
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   11
 Item 3.  Legal Proceedings.............................................   11
 Item 4.  Submission of Matters to a Vote of Security Holders...........   11
                                      PART II
                                      -------
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   12
 Item 6.  Selected Financial Data.......................................   13
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   28
 Item 8.  Financial Statements and Supplementary Data...................   29
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   29
                                     PART III
                                     --------
 Item 10. Directors and Executive Officers of the Registrant............   30
 Item 11. Executive Compensation........................................   30
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   30
 Item 13. Certain Relationships and Related Transactions................   30
                                      PART IV
                                      -------
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   30
 SIGNATURES

Private Securities Litigation Reform Act Safe Harbor Statement

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, those factors listed in the "Factors That May Affect Future Results" section, as set forth beginning on page 22 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                    PART I

Item 1. Business

General

  Tier Technologies, Inc. ("Tier" or the "Company") provides information technology ("IT") consulting, application development, software engineering, training and business process outsourcing services that facilitate the transformation of clients' enterprise-wide legacy systems and applications to leading edge technologies. Tier provides IT migration solutions by applying the Tier Migration SolutionSM, a methodology by which the Company evaluates or "scores" the efficacy of a client's existing imbedded IT capital against its business goals. Tier has branded its Migration Solution around such themes as:
"How do you fix the machine without turning it off?"SM and "Taking the risk out of change."SM Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. Tier combines significant understanding of enterprise-wide IT systems with expertise in vertical industries such as healthcare, financial services and government services to provide clients with rapid and flexible migration solutions. By helping clients maintain their core IT systems, Tier believes that it provides high value, cost-effective, flexible solutions that minimize the risks associated with migration to new technologies.

  Tier was incorporated in the State of California in 1991. From December 1996 through September 30, 1999, the Company made twelve acquisitions for a total purchase price of approximately $26.7 million in cash and shares of Class B Common Stock, excluding future contingent payments. The Company also incurred $1.8 million in compensation charges related to business combinations resulting from these acquisitions. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. See Note 8 to Notes to Consolidated Financial Statements.

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

  Expertise in Key Vertical Markets. The Company intends to increase its client base and leverage its expertise by focusing its sales, marketing and development efforts on high-value opportunities in certain vertical markets, such as government services, healthcare, financial services and insurance services. Within those markets, Tier has developed expertise in areas such as child welfare services, child support services and procurement processes. The Company believes that large organizations with intensive information processing needs provide the best near-term market opportunities for the Company's services.

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

  Pursue Strategic Acquisitions. Tier considers potential acquisitions which may expand the Company's presence in key geographic or vertical marketplaces, supplement the Company's technical scope or industry expertise or allow it to acquire additional human resources or strategic client relationships. Given the highly fragmented nature of the IT services marketplace, the Company believes significant acquisition opportunities exist. From December 1996 through September 30, 1999, Tier has acquired twelve IT service providers in order to add domestic and international locations, broaden the Company's technical expertise and expand its professional resources.

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

  Actively Brand the Tier Migration Solution. The Company intends to continue to develop market recognition and acceptance of the Company's services by branding the Tier Migration Solution. Tier believes it has differentiated and sold the Company's Migration Solution with the Tier logo and themes such as "How do you fix the machine without turning it off?"SM and "Taking the risk out of change."SM Company believes that significant opportunity exists to develop brand recognition and loyalty.

  Attract and Retain Highly Skilled Employees. The Company maintains programs and personnel to identify, hire, train and retain highly skilled IT professionals because it believes these professionals are a critical element in its ability to deliver high quality services to clients. The Company (1) offers competitive compensation and benefits including stock option and other stock-based awards; (2) has developed a career advancement program that offers employees career enrichment opportunities, technical training opportunities, and on-the-job learning opportunities; and (3) has developed centralized work sites or "application development centers" where consultants work on projects for clients located throughout the country, thus reducing the need for travel by consultants.

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

Sales and Marketing

  The Company markets and sells its services through a direct sales force. As of September 30, 1999, Tier had a sales and marketing staff of 49. In addition, the Company's senior management is closely involved in a significant portion of the Company's sales and marketing activities. Most of the Company's sales professionals have extensive work experience in the IT industry, often as strategic IT consultants or managers. In order to more clearly define the delivery of its services and to reflect the needs of its clients, the Company has organized its sales and marketing effort into three strategic business units ("SBUs"): Commercial Services, which targets healthcare, financial services, insurance services, telecommunications and other commercial markets; Government Services, which targets the fast-growing health and human services and state strategic IT markets; and International Services, which targets the country specific needs of Australia and the United Kingdom.

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

  Tier has derived, and believes that it will continue to derive, a significant portion of its revenues from a small number of large clients, many of which engage the Company on a number of projects. For the twelve months ended September 30, 1999, Humana Inc. and the State of Missouri accounted for 27.4% and 13.0% of the Company's revenues, respectively. Most of our contracts can be terminated by the client with little or no notice and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations.

  In its Government Services SBU, the Company sometimes obtains project engagements through prime contractors. The Company believes that it has been able to secure large, complex government projects with low acquisition costs by capitalizing on the reputation, marketing infrastructure and government relationships of these prime contractors, while at the same time allowing the prime contractors to leverage Tier's IT competency in their bid proposals. For the fiscal year ended September 30, 1999, approximately 37.9% of Tier's worldwide revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of government funding. A significant reduction in funds available for government agencies to purchase IT services could have a material adverse effect on Tier's business, financial condition and results of operations.

  Until fiscal 1997, Company revenues were generated primarily through Tier's domestic operations. For the fiscal year ended September 30, 1999, international operations accounted for 33.7% of the Company's total revenues. See Note 10 to Notes to Consolidated Financial Statements. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow.

Human Resources

  Tier's approach to managing human resources has allowed the Company to meet its staffing needs while also achieving what the Company believes to be a low level of employee turnover. As of September 30, 1999, the Company had a workforce of 780, including 509 IT consultants of which 316 were salaried employees, 37 were hourly employees and 156 were independent or sub-contractors. The workforce also includes 116 payment processors, 49 sales and marketing employees and 106 general and administrative employees. Of the Company's total workforce as of September 30, 1999, 65.0%, 27.6% and 7.4% were located in the United States, Australia and the United Kingdom, respectively.

  The Company employs a Senior Vice President of Human Resources Management and several recruiters who pursue a three level employee-sourcing strategy. The primary sources include employee referrals, job fairs, Internet job postings and direct recruiting. Tier also has established national and international sources through preferred-rate partnerships with recruiting suppliers. If peak staffing demand exceeds these resources, the Company engages recruiting agencies on a contingent basis at market rates. Given the rapid pace of technological evolution, Tier recognizes that skill obsolescence is a fundamental concern for IT professionals. Tier attracts and retains employees by offering technical training opportunities including an intensive training program for new entry-level employees, a stock option award program and a competitive benefits and compensation package. As a key component of the Company's employee retention program, Tier has developed and implemented a performance based compensation structure supported by a performance planning and review ("PPAR") process that allows each employee and his or her manager to develop performance plans with specific measurable objectives. The result of implementing the PPAR program is a focus by each employee on what he or she needs to achieve to perform at the highest level, which directly influences his or her compensation. In addition, the Company has developed centralized work sites or "application development centers" where consultants work on projects for clients located throughout the country, thus reducing the need for travel by consultants. The Company believes that there is a shortage of, and significant competition for, IT professionals and that its future success is highly dependent upon its ability to attract, train, motivate and retain skilled IT consultants with the advanced technical skills necessary to perform the services offered by the Company.

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

Executive Officers of the Registrant

  The following persons were executive officers of the Company as of December 3, 1999:

 Name                            Age         Position with the Company
 ----                            --- -----------------------------------------
 James L. Bildner...............  45 Chairman of the Board and Chief Executive
                                     Officer

 William G. Barton..............  43 President, Chief Technology Officer and
                                     Director

 George K. Ross.................  58 Executive Vice President, Chief Financial
                                     Officer, Secretary, Treasurer and
                                     Director

 James Weaver...................  42 President, Government Services Division

 Stephen McCarty................  46 Senior Vice President, Human Resources
                                     Management

 Laura B. DePole................  35 Senior Vice President, Finance and Chief
                                     Accounting Officer

 David Laidlaw..................  58 President, International Operations

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

  Mr. Ross has been a Director of the Company since January 1996, has served as Executive Vice President since 1998, has served as Chief Financial Officer since February 1997 and has served as Secretary and Treasurer since July 1998. From February 1997 until April 1998, Mr. Ross also served as Senior Vice President. From September 1992 to January 1997, Mr. Ross was a partner at Capital Partners, a private equity investment firm. Mr. Ross received a B.A. from Ohio Wesleyan University and an MBA from Ohio State University. Mr. Ross is a Certified Public Accountant. Mr. Ross is not seeking re-election to the Company's Board of Directors at the Annual Meeting of Shareholders on January 11, 2000. In addition, effective as of the date of the Annual Meeting, Mr. Ross will resign as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Ross will retain the position of Executive Vice President of Business Affairs.

  Mr. Weaver joined Tier as President, Government Services Division in May 1998. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company, where he was responsible for SBU strategic planning, policy and procedure development, client base expansion and overall business planning and development. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Information Management Services and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a B.A. in Psychology from California University of Pennsylvania.

  Mr. McCarty joined the Company as Senior Vice President, Human Resources Management in October 1998. From January 1998 to October 1998, he served as a Vice President of Renaissance Worldwide, Inc., a consulting firm. From February 1993 to January 1998, he served as a Vice President of Arthur D. Little, a consulting firm. Mr. McCarty received a B.A. in Psychology from State University of New York (SUNY) at Plattsburgh and a M.S. in Industrial/ Organizational Psychology from Rensselaer Polytechnic Institute.

  Ms. DePole has served as Senior Vice President, Finance since April 1999 and Chief Accounting Officer since August 1997. From October 1998 to April 1999, Ms. DePole was Vice President, Finance and from August 1997 to October 1998, Ms. DePole was also the Corporate Controller of the Company. Prior to that time Ms. DePole was a Senior Manager at Ernst & Young LLP, an international public accounting firm. Ms. DePole received a B.S. in Accounting from San Francisco State University and is a Certified Public Accountant. Effective as of the Company's Annual Meeting of Shareholders to be held on January 11, 2000, the Board of Directors has elected Ms. DePole to serve as Chief Financial Officer, Secretary and Treasurer of the Company.

  Mr. Laidlaw joined the Company as President, International Operations in March 1999. From January 1996 through February 1999, Mr. Laidlaw served as General Manager for the IBM Global Services Australia Consulting and Systems Integration Unit. From 1966 through December 1995 Mr. Laidlaw held various other positions within IBM information technology services units in Australia, the United Kingdom and the Asia Pacific region. Mr. Laidlaw received a B.S. and M.S. in Engineering from Melbourne University.

Item 2. Properties

  The Company's headquarters and principal administrative functions are located in approximately 11,150 square feet of leased space in Walnut Creek, California. The lease for this space expires November 30, 2002.

The Company also operates through leased facilities in

   . Arizona;                         . Missouri;

   . Georgia;                         . New Jersey;

   . Idaho;                           . New York;

   . Illinois;                        . Tennessee;

   . Indiana;                         . Australia; and

   . Kentucky;                        . United Kingdom

  Tier anticipates that additional space will be required during fiscal 2000 as its business expands and believes that it will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it has not breached the agreement. On June 28, 1999, the Company filed a civil action (Tier Technologies, Inc. v. Unisys Corporation) in the United States District Court for the Northern District of California seeking money damages in excess of $2 million and a declaration that the Company has performed its duties and obligations under the agreement, that it has no further obligations under the agreement, and that the prime contractor is obligated to pay the Company all amounts outstanding under the agreement. At that time, the Company established a reserve for the entire net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief. The prime contractor is also seeking damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. The Company denies the prime contractor's allegations and intends to vigorously pursue its own claim against the prime contractor. The parties to the action have commenced voluntary discovery.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class B Common Stock is traded on the Nasdaq National Market under the symbol "TIER." The following table sets forth for the quarterly periods indicated the range of high and low sales prices for the Company's Class B Common Stock since its initial public offering effective as of December 17, 1997:

                                                      Fiscal 1999  Fiscal 1998
                                                      ------------ ------------
                                                       High   Low   High   Low
                                                      ------ ----- ------ -----
     First Quarter................................... $17.50 $5.56 $10.75 $8.50*
     Second Quarter..................................  20.00  7.88  18.13  8.88
     Third Quarter...................................   9.56  5.06  23.25 14.25
     Fourth Quarter..................................   8.59  6.41  20.50 12.13

    --------
    * Initial public offering price per share.

  The Company has never declared or paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

  As of December 3, 1999, there were approximately 334 holders of record of the Company's Class B Common Stock and one holder of record of the Company's Class A Common Stock.

Item 6. Selected Financial Data

  The following table summarizes selected consolidated financial data of the
Company:

                            Year Ended      Twelve-Month   Nine-Month    Nine-Month     Year Ended
                           September 30,    Period Ended  Period Ended  Period Ended   December 31,
                          ----------------  September 30, September 30, September 30, ---------------
                           1999     1998        1997         1997(1)        1996       1996    1995
                          -------  -------  ------------- ------------- ------------- ------- -------
                                             (unaudited)                 (unaudited)
                                            (in thousands, except per share data)
Consolidated Statement
 of Income Data:
Revenues................  $91,976  $57,725     $26,885       $22,479       $11,790    $16,197 $12,373
Cost of revenues........   56,236   37,273      17,864        14,917         8,669     11,616   9,066
                          -------  -------     -------       -------       -------    ------- -------
Gross profit............   35,740   20,452       9,021         7,562         3,121      4,581   3,307
Costs and expenses:
 Selling and marketing..    6,095    3,009       2,234         1,836           577        975     627
 General and
  administrative........   18,988    9,743       5,197         4,397         1,774      2,574   1,560
 Compensation charge
  related to business
  combinations..........      608      737         469           470           --         --      --
 Purchased in-process
  technology............    4,000      --          --            --            --         --      --
 Reserve for contract
  dispute...............    1,856      --          --            --            --         --      --
 Depreciation and
  amortization..........    3,864    1,169         283           259            56         80      45
                          -------  -------     -------       -------       -------    ------- -------
Income from operations..      329    5,794         838           600           714        952   1,075
Interest (income) and
 expense, net...........   (1,321)    (980)        123            99            50         74      61
                          -------  -------     -------       -------       -------    ------- -------
Income before income
 taxes..................    1,650    6,774         715           501           664        878   1,014
Provision for income
 taxes..................      644    2,642         287           201           266        351     570
                          -------  -------     -------       -------       -------    ------- -------
Net income..............  $ 1,006  $ 4,132     $   428       $   300       $   398    $   527 $   444
                          =======  =======     =======       =======       =======    ======= =======
Basic net income per
 share(2)...............  $  0.08  $  0.45     $  0.11       $  0.06       $  0.08    $  0.11 $  0.04
                          =======  =======     =======       =======       =======    ======= =======
Shares used in computing
 basic
 net income per
 share(2)...............   12,056    9,231       4,037         5,400         5,220      4,988  10,062
                          =======  =======     =======       =======       =======    ======= =======
Diluted net income per
 share(2)...............  $  0.08  $  0.39     $  0.10       $  0.05       $  0.07    $  0.10 $  0.04
                          =======  =======     =======       =======       =======    ======= =======
Shares used in computing
 diluted
 net income per
 share(2)...............   12,869   10,624       4,265         5,794         5,478      5,246  10,062
                          =======  =======     =======       =======       =======    ======= =======

                                              September 30,      December 31,
                                         ----------------------- -------------
                                          1999    1998    1997    1996   1995
                                         ------- ------- ------- ------ ------
                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments............................ $19,092 $39,301 $   106 $  306 $  --
Working capital.........................  35,840  49,695   2,361  1,191    920
Total assets............................  83,944  74,503  10,496  4,133  2,316
Long-term debt, net of current
 obligations............................     454     202   1,608    576    156
Total shareholders' equity..............  70,268  64,172   3,892  1,028    686

--------
(1) In September 1997, the Company changed its fiscal year end to September 30.
(2) See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Tier provides IT consulting, application development, software engineering, training and business process outsourcing services that facilitate the migration of clients' enterprise-wide systems and applications to leading edge technologies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $92.0 million in the fiscal year ended September 30, 1999 from $57.7 million in the fiscal year ended September 30, 1998. The Company's workforce has grown from 569 on September 30, 1998 to 780 on September 30, 1999.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. During the fiscal year ended September 30, 1999, 20.9% of the Company's revenues were generated on a fixed price basis. The Company believes that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future.

  The Company has derived a significant portion of its revenues from a small number of large clients. For many of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the fiscal year ended September 30, 1999, Humana Inc. and the State of Missouri accounted for 27.4% and 13.0% of the Company's revenues, respectively. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. A significant portion of the Company's revenues are derived from sales to government agencies. For the fiscal year ended September 30, 1999, approximately 37.9% of the Company's revenues were derived from sales to government agencies.

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

  From December 1996 through September 30, 1999, the Company made twelve acquisitions for a total cost of approximately $26.7 million in cash and shares of Class B Common Stock, excluding future contingent payments. The Company also incurred $1.8 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable to be made. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. In fiscal year 1999, the Company acquired all the issued and outstanding capital stock of Midas Computer Software Limited, which added to the Company's software integration services; all the issued and outstanding capital stock of ADC Consultants Pty Limited, which added to the Company's data management services; certain assets and liabilities of Service Design Associates, Inc. which added to the Company's government services practice; and certain assets and liabilities of the Technology Training Services division of Automated Concepts, Inc. which added to the Company's training services. For the fiscal year ended September 30, 1999, international operations accounted for 33.7% of the Company's total revenues. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

  In September 1997, the Company changed its fiscal year end to September 30. Fiscal year 1997 comprises the nine months ended September 30, 1997.

Results of Operations

  The following table summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                          Twelve Months Ended      Nine Months
                                             September 30,            Ended
                                        ------------------------- September 30,
                                        1999   1998      1997         1997
                                        -----  -----  ----------- -------------
                                                      (unaudited)
   Revenue............................  100.0% 100.0%    100.0%       100.0%
   Cost of revenues...................   61.1   64.6      66.5         66.4
                                        -----  -----     -----        -----
   Gross profit.......................   38.9   35.4      33.5         33.6
   Costs and expenses:
     Selling and marketing............    6.6    5.2       8.3          8.1
     General and administrative.......   20.6   16.9      19.3         19.6
     Compensation charge related to
      business combinations...........    0.7    1.3       1.7          2.1
     Purchased in-process technology..    4.4     --        --           --
     Reserve for contract dispute.....    2.0     --        --           --
     Depreciation and amortization....    4.2    2.0       1.1          1.2
                                        -----  -----     -----        -----
   Income from operations.............    0.4   10.0       3.1          2.6
   Interest (income) and expense,
    net...............................   (1.4)  (1.7)      0.4          0.4
                                        -----  -----     -----        -----
   Income before income taxes.........    1.8   11.7       2.7          2.2
   Provision for income taxes.........    0.7    4.5       1.1          0.9
                                        -----  -----     -----        -----
   Net income.........................    1.1%   7.2%      1.6%         1.3%
                                        =====  =====     =====        =====

Fiscal Years Ended September 30, 1999 and 1998

  Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 59.3% to $92.0 million for the fiscal year ended September 30, 1999 from $57.7 million for the fiscal year ended September 30, 1998. This increase resulted from internal growth, including an expanded client base and several significant new contracts, and from multiple acquisitions.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel expenses and any equipment or software costs. For business process outsourcing projects, cost of revenues also include facility and overhead costs. Gross margin increased to 38.9% for the fiscal year ended September 30, 1999 from 35.4% in 1998. The increase in gross margin was primarily attributable to higher margins on certain large contracts and an increased use of salaried as opposed to hourly employees.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, travel costs and product literature. Selling and marketing expenses increased 102.6% to $6.1 million for the fiscal year ended September 30, 1999 from $3.0 million for the fiscal year ended September 30, 1998. As a percentage of revenues, selling and marketing expenses increased to 6.6% for the fiscal year ended September 30, 1999 from 5.2% in 1998. The increase in selling and marketing expenses was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisitions, to support the higher revenue base and increased selling and marketing efforts. The Company expects that selling and marketing expenses will continue to increase in future periods in absolute dollars, although such expenses may vary as a percentage of revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 94.9% to $19.0 million for the fiscal year ended September 30, 1999 from $9.7 million for the fiscal year ended September 30, 1998. As a percentage of revenues, general and administrative expenses increased to 20.6% for the fiscal year ended September 30, 1999 from 16.9% in 1998. The increase in total general and administrative expenses was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses. The Company expects that general and administrative expenses will continue to increase in future periods in absolute dollars, although such expenses may vary as a percentage of revenues.

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations decreased 17.5% to $608,000 for the fiscal year ended September 30, 1999 from $737,000 for the fiscal year ended September 30, 1998. As a percentage of revenues, compensation charge related to business combinations decreased to 0.7% for the fiscal year ended September 30, 1999 from 1.3% for the fiscal year ended September 30, 1998. The decrease in total compensation charge related to business combinations was attributable to the timing of the contingent performance payment periods. See Note 8 to the Consolidated Financial Statements for the compensation charges related to each business combination.

  Purchased In-Process Technology. Purchased in-process technology charge of $4 million resulted from the purchase of exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by the Company for a client which had not yet reached technological feasibility and had no alternative future use. The completion of the software is expected to occur in the second quarter of fiscal year 2000. Once developed, this software would require significant customization prior to a sale to a customer.

  Reserve for Contract Dispute. Reserve for contract dispute charge of $1.9 million for the fiscal year ended September 30, 1999 relates to an ongoing contract dispute with a prime contractor to which the Company is a subcontractor. After a series of discussions with the prime contractor, the Company determined that collection of the outstanding accounts receivable balance was unlikely. This matter is currently in litigation. See Item 3.-- "Legal Proceedings."

  Depreciation and Amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of certain other intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 230.5% to $3.9 million for the fiscal year ended September 30, 1999 from $1.2 million for the fiscal year ended

September 30, 1998. As a percentage of revenues, depreciation and amortization increased to 4.2% for the fiscal year ended September 30, 1999 from 2.0% in 1998. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system and depreciation associated with increased capital expenditures. The Company expects that depreciation and amortization will continue to increase in future periods in absolute dollars, although they may vary as a percentage of revenues.

  Interest Income and Interest Expense, Net. The Company had net interest income of $1.3 million for the fiscal year ended September 30, 1999 compared to net interest income of $980,000 for the fiscal year ended September 30, 1998. This increase was primarily attributable to the interest income generated from the investment of proceeds from the Company's initial and secondary public offerings.

  Provision for Income Taxes. The provision for income taxes was $644,000 for the fiscal year ended September 30, 1999 as compared to $2.6 million for the fiscal year ended September 30, 1998. The effective tax rate for the fiscal years ended September 30, 1999 and 1998 was 39.0%. This rate differs from the federal statutory rate due to state and foreign income taxes and tax-exempt interest income. The Company expects that its effective tax rate for the fiscal year ending September 30, 2000 will not be materially different from the effective tax rate for the fiscal year ending September 30, 1999. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, and any non-deductible items related to acquisitions.

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

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations increased 57.0% to $737,000 for the fiscal year ended September 30, 1998 from $469,000 in the twelve months ended September 30, 1997. The increase in total compensation charge related to business combinations was primarily attributable to contingent payments earned during the current period by previous owners of the acquired businesses.

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

Selected Quarterly Statements of Income

  The following tables set forth certain unaudited consolidated quarterly statement of income data for each of the eight quarters ending September 30, 1999. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Form 10-K. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                     Three Months Ended
                          ------------------------------------------------------------------------------
                          Dec. 31, Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,
                            1997     1998      1998      1998      1998      1999      1999      1999
                          -------- --------  --------  --------- --------  --------  --------  ---------
                                            (in thousands, except per share data)
Consolidated Statement
 of Income Data:
Revenues................   $9,150  $12,672   $14,890    $21,012  $21,356   $20,243   $23,798    $26,579
Cost of revenues........    5,680    8,756     9,241     13,595   13,156    12,664    13,913     16,503
                           ------  -------   -------    -------  -------   -------   -------    -------
Gross profit............    3,470    3,916     5,649      7,417    8,200     7,579     9,885     10,076
Costs and expenses:
 Selling and marketing..      815      601       800        792    1,287     1,470     1,716      1,622
 General and
  administrative........    1,800    1,903     2,725      3,316    3,459     4,593     5,598      5,338
 Compensation charge
  related to business
  combinations..........      198      354        94         90       61        60       355        131
 Purchased in-process
  technology............      --       --        --         --       --        --      4,000        --
 Reserve for contract
  dispute...............      --       --        --         --       --        --      1,856        --
 Depreciation and
  amortization..........      150      219       337        463      527       831     1,219      1,287
                           ------  -------   -------    -------  -------   -------   -------    -------
Income (loss) from
 operations.............      507      839     1,693      2,756    2,866       625    (4,859)     1,698
Interest (income) and
 expense, net...........      (56)    (269)     (219)      (436)    (456)     (368)     (266)      (230)
                           ------  -------   -------    -------  -------   -------   -------    -------
Income (loss) before
 income taxes...........      563    1,108     1,912      3,192    3,322       993    (4,593)     1,928
Provision (benefit) for
 income taxes...........      228      449       713      1,252    1,296       387    (1,791)       752
                           ------  -------   -------    -------  -------   -------   -------    -------
Net income (loss).......   $  335  $   659   $ 1,199    $ 1,940  $ 2,026   $   606   $(2,802)   $ 1,176
                           ======  =======   =======    =======  =======   =======   =======    =======
Basic net income (loss)
 per share..............   $ 0.05  $  0.07   $  0.12    $  0.16  $  0.17   $  0.05   $ (0.23)   $  0.10
                           ======  =======   =======    =======  =======   =======   =======    =======
Diluted net income
 (loss) per share.......   $ 0.04  $  0.06   $  0.11    $  0.15  $  0.16   $  0.05   $ (0.23)   $  0.09
                           ======  =======   =======    =======  =======   =======   =======    =======

                                                     Three Months Ended
                          --------------------------------------------------------------------------
                          Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30,  Sept. 30,
                            1997     1998     1998     1998      1998     1999     1999      1999
                          -------- -------- -------- --------- -------- -------- --------  ---------
As a Percentage of
 Revenues:
Revenues................   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%     100.0%
Cost of revenues........    62.1     69.1     62.1      64.7     61.6     62.6     58.5       62.1
                           -----    -----    -----     -----    -----    -----    -----      -----
Gross profit............    37.9     30.9     37.9      35.3     38.4     37.4     41.5       37.9
Costs and expenses:
 Selling and marketing..     8.9      4.7      5.4       3.8      6.0      7.2      7.2        6.1
 General and
  administrative........    19.7     15.0     18.3      15.8     16.2     22.7     23.5       20.1
 Compensation charge
  related to business
  combinations..........     2.1      2.8      0.6       0.4      0.3      0.3      1.5        0.5
 Purchased in-process
  technology............      --       --       --        --       --       --     16.8         --
 Reserve for contract
  dispute...............      --       --       --        --       --       --      7.8         --
 Depreciation and
  amortization..........     1.6      1.8      2.3       2.2      2.5      4.1      5.1        4.8
                           -----    -----    -----     -----    -----    -----    -----      -----
Income (loss) from
 operations.............     5.6      6.6     11.3      13.1     13.4      3.1    (20.4)       6.4
Interest (income) and
 expense, net...........    (0.6)    (2.1)    (1.5)     (2.1)    (2.1)    (1.8)    (1.1)      (0.9)
                           -----    -----    -----     -----    -----    -----    -----      -----
Income (loss) before
 income taxes...........     6.2      8.7     12.8      15.2     15.5      4.9    (19.3)       7.3
Provision (benefit) for
 income taxes...........     2.5      3.5      4.8       6.0      6.0      1.9     (7.5)       2.9
                           -----    -----    -----     -----    -----    -----    -----      -----
Net income (loss).......     3.7%     5.2%     8.0%      9.2%     9.5%     3.0%   (11.8)%      4.4%
                           =====    =====    =====     =====    =====    =====    =====      =====

Liquidity and Capital Resources

  Prior to its initial public offering, the Company financed its operations principally through cash flows from operating activities, the private placement of equity securities and proceeds from borrowings under asset-based lines of credit. The Company closed its initial and secondary public offerings of Class B Common Stock in December 1997 and June 1998, respectively. The Company received net proceeds totaling approximately $55 million.

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions. The Company maintains an $8 million revolving credit facility (the "Credit Facility"). The Credit Facility allows the Company to borrow the lesser of an amount equal to 85% of eligible accounts receivable or $8 million. The Credit Facility bears interest, at the Company's option, either at the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's prime rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of its foreign subsidiaries. The Credit Facility contains certain restrictive covenants, including limitations on the total amount of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends (other than dividends payable in its stock). The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a minimum ratio of total liabilities to earnings before interest, taxes, depreciation and amortization. As of September 30, 1999, there were no borrowings outstanding under the Credit Facility; however the availability of the total commitment amount to the Company has been reduced by an $800,000 letter of credit issued in connection with the acquisition of Service Design Associates, Inc. ("SDA") in March 1999.

  Net cash used in operating activities was $1.6 million in fiscal 1999, $1.6 million in fiscal 1998, and $1.4 million in the nine-month fiscal year ended September 30, 1997. Throughout these periods, in addition to the net income for the period, the Company experienced increases in receivables as a result of increases in the Company's sales volume. During the year ended September 30, 1999, the Company acquired the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development.

  Net cash used in investing activities was $11.5 million in fiscal 1999, $28.9 million in fiscal 1998 and $2.5 million in the nine-month fiscal year ended September 30, 1997. The decrease in cash used in investing activities in fiscal 1999 as compared to fiscal 1998 is largely attributable to a decreased investment balance, offset by investments in the acquisition of Midas Computer Software Limited, ADC Consultants Pty Limited, the acquisition of certain assets and liabilities of Service Design Associates, Inc. and Technology Training Services, a division of Automated Concepts, Inc. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $5.8 million in fiscal 1999, $2.0 million in fiscal 1998 and $554,000 in the nine-month fiscal year ended September 30, 1997. The increase in capital expenditures was primarily attributable to an increased workforce, geographic expansion, establishment of business process outsourcing centers and development of the Company's technology infrastructure. The Company anticipates that it will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance the Company's global operations and support its growth, as well as potential expenditures related to new office leases and the establishment of business process outsourcing centers.

  Net cash provided by financing activities totaled $769,000 in fiscal 1999, $53.4 million in fiscal 1998, and $3.7 million in the nine-month fiscal year ended September 30, 1997. In fiscal 1999, the cash provided by financing activities was primarily the result of stock option exercises. In fiscal 1998, the Company raised approximately $55 million in its public offerings of Class B Common Stock and made net payments of $2.8 million under its line of credit. In the nine-month fiscal year ended September 30, 1997, the Company raised gross proceeds of $1.9 million through the issuance of 420,953 shares of Series A Preferred Stock and increased its net borrowing by $2.1 million under its former credit facility.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, new contracts, the timing of the receipt of accounts receivable and employee growth. The Company is involved in a contract dispute with a prime contractor. See Item 3. "Legal Proceedings." On June 28, 1999, the Company filed a federal civil action against the prime contractor for the amounts the Company is due under the contract. On August 11, 1999, the Company received the prime contractor's answer and counterclaim, in which the prime contractor denies the Company's claim, alleges breach of contract by the Company and seeks declaratory relief and damages in excess of $8 million. The Company denies the allegations and intends to vigorously pursue its own claim against the prime contractor. At this time, there can be no assurance as to the course of this dispute or its possible resolution. In the event the prime contractor prevails in its action, the Company's financial condition and results of operations would be materially and adversely affected. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Recent Accounting Standards

  On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that computer software costs related to internal software that are incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 in its consolidated financial statements for the year ending September 30, 2000. The adoption of SOP 98-1 is not expected to have a material impact on the consolidated financial statements of the Company.

  On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the consolidated financial statements of the Company.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which will be effective in fiscal 2001. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

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

  The Company is continuing to assess the preparedness of its internal IT and non-IT systems and has substantially completed the remediation, testing and certification of its critical internal systems. To date, no significant Year 2000 related problems have been identified. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. The remediation, testing and certification process of its remaining systems and software was substantially completed during the summer of 1999. The Company has not incurred material remediation costs to date and does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

  In addition, the Company made an evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company continues to work with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

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

  . the accuracy of estimates of resources required to complete ongoing projects,

  . the number, size and scope of projects in which we are engaged,

  . the contractual terms and degree of completion of such projects,

  . start-up costs including software sublicense fees incurred in connection with the initiation of large projects,

  . our ability to staff projects with salaried employees versus hourly independent contractors and sub-contractors,

  . competitive pressures on the pricing of our services,

  . any delays incurred in connection with, or early termination of, a project,

  . employee utilization rates,

  . the number of billable days in a particular quarter,

  . the adequacy of provisions for losses,

  . the accuracy of estimated transaction volume in computing transaction rates for business process outsourcing,

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

  Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the twelve months ended September 30, 1999, Humana Inc. and the State of Missouri accounted for 27.4% and 13.0% of our revenues, respectively. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations. See Item 3 "Legal Proceedings."

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

  Dependence on Key Personnel. Our success depends in large part upon the continued services of a number of key employees. Although we have entered into employment agreements with certain key employees, these employees may terminate their employment agreements at any time. The loss of the services of any key employee could have a material adverse effect on our business. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

  Control of Company and Corporate Actions by Principal
Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock.

  . All of the holders of Class A Common Stock have entered into a Voting
    Trust with respect to their shares of Class A Common Stock, which represents 60.2% of the total common stock voting power at

   September 30, 1999. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, Messrs. Bildner and Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

  Potential Failure to Identify, Acquire or Integrate New Acquisitions. A principal component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through September 30, 1999, we acquired twelve businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  Dependence on Contracts with Government Agencies. For the fiscal year ended September 30, 1999, approximately 37.9% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of government funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

  Failure to Estimate Accurately Fixed Price and Performance-Based
Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the fiscal year ended September 30, 1999, 20.9% of our revenues were generated on a fixed price basis. We believe that the percentage of total revenues attributable to fixed price contracts will continue to be significant and may continue to grow.

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

  Inability to Protect Proprietary Intellectual Property. The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of such information, or to detect unauthorized use of such information. We rely on a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements and limit access to our proprietary information.

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

  Failure to Manage and Expand International Operations. For the fiscal year ended September 30, 1999, international operations accounted for 33.7% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

  Our international business operations are subject to a number of risks, including:

  . difficulties in building and managing foreign operations,

  . difficulties in enforcing agreements and collecting receivables through foreign legal systems,

  . longer payment cycles,

  . fluctuations in the value of foreign currencies, and

  . unexpected regulatory, economic or political changes in foreign markets.

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

  The Company is continuing to assess the preparedness of its internal IT and non-IT systems and has substantially completed the remediation, testing and certification of its critical internal systems. To date, no significant Year 2000 related problems have been identified. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. The remediation, testing and certification process of its remaining systems and software was substantially completed during the summer of 1999. The Company has not incurred material remediation costs to date and does not anticipate that the cost of such process will have a material adverse effect on the Company's business, result of operations or financial condition.

  In addition, the Company made an evaluation of the Year 2000 readiness of its key suppliers and other key third parties. The Company is working with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

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

  Potential Volatility of Stock Price. A public market for our Class B Common Stock has existed only since the initial public offering of the Class B Common Stock in December 1997. There can be no assurance that an active public market will be sustained. The market for securities of early stage companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations, including:

  . quarterly variations in operating results,

  . announcements of technological innovations or new products or services by us or our competitors,

  . general conditions in the IT industry or the industries in which our clients compete,

  . changes in earnings estimates by securities analysts, and

  . general economic conditions such as recessions or high interest rates.

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

  Foreign Currency Exchange Rate Risk. The Company has two wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary and a United Kingdom subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has engaged in foreign currency hedging transactions on a limited basis in connection with certain acquisitions, and no contracts are outstanding as of September 30, 1999. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

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

  The reports of Ernst & Young LLP on the Company's financial statements for the two fiscal years ended September 30, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

  (b) Directors. The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A (the "1999 Proxy Statement"), under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1999.

Item 11. Executive Compensation

  The information required under this item may be found under the section captioned "Compensation of Executive Officers" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required under this Item may be found under the section captioned "Election of Directors--Certain Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements. See "Index to Consolidated Financial Statements" on Page F-1.

    (2) Financial Statement Schedules.

        Schedule II--Valuation and Qualifying Accounts.

        All other schedules have been omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

    (3) Exhibits. See "Exhibit Index."

  (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

  (c) Exhibits. See "Exhibit Index."

  (d) Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

Report of Independent Accountants..........................................  F-2
Report of Independent Auditors.............................................  F-3
Consolidated Balance Sheets................................................  F-4
Consolidated Statements of Income..........................................  F-5
Consolidated Statements of Shareholders' Equity............................  F-6
Consolidated Statements of Cash Flows......................................  F-7
Notes to Consolidated Financial Statements.................................  F-8
Financial Statement Schedule II............................................ F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Tier Technologies, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 29, 1999

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tier Technologies, Inc.

  We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Tier Technologies, Inc. for the nine month period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Tier Technologies, Inc. for the nine month period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Walnut Creek, California
October 6, 1997

                            TIER TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               September 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $10,121  $22,466
  Restricted cash............................................     819      712
  Short-term investments.....................................   8,971   16,834
  Accounts receivable, net of allowance for doubtful accounts
   of $2,285 in 1999 and $260 in 1998........................  26,151   18,335
  Prepaid expenses and other current assets..................   2,653    1,399
                                                              -------  -------
    Total current assets.....................................  48,715   59,746
Equipment and improvements, net..............................   7,012    2,371
Notes and accrued interest receivable from related parties...   1,486    1,871
Intangible assets, net.......................................  23,913    9,794
Other assets.................................................   2,818      721
                                                              -------  -------
     Total assets............................................ $83,944  $74,503
                                                              =======  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 2,759  $ 3,263
  Accrued liabilities........................................   2,618      934
  Accrued subcontractor expenses.............................   1,113    2,503
  Accrued compensation and related liabilities...............   3,476    2,310
  Income taxes payable.......................................     995      450
  Deferred income............................................   1,506      500
  Capital lease obligations due within one year..............     381       67
  Other current liabilities..................................      27       24
                                                              -------  -------
    Total current liabilities................................  12,875   10,051
Capital lease obligations, less current portion..............     443      163
Other liabilities............................................     358      117
                                                              -------  -------
     Total liabilities.......................................  13,676   10,331
                                                              -------  -------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock, no par value; authorized shares--4,579....     --       --
  Common stock, no par value; authorized shares--44,260;
   issued and outstanding shares--12,260 in 1999 and 11,861
   in 1998...................................................  66,012   62,656
  Notes receivable from shareholders.........................  (1,773)  (2,159)
  Deferred compensation......................................    (352)    (591)
  Accumulated other comprehensive income (loss)..............    (101)  (1,210)
  Retained earnings..........................................   6,482    5,476
                                                              -------  -------
    Total shareholders' equity...............................  70,268   64,172
                                                              -------  -------
     Total liabilities and shareholders' equity.............. $83,944  $74,503
                                                              =======  =======

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                    Year Ended     Nine-Months
                                                   September 30,      Ended
                                                  --------------- September 30,
                                                   1999    1998       1997
                                                  ------- ------- -------------
Revenues......................................... $91,976 $57,725    $22,479
Cost of revenues.................................  56,236  37,273     14,917
                                                  ------- -------    -------
Gross profit.....................................  35,740  20,452      7,562
Costs and expenses:
  Selling and marketing..........................   6,095   3,009      1,836
  General and administrative.....................  18,988   9,743      4,397
  Compensation charge related to business
   combinations..................................     608     737        470
  Purchased in-process technology................   4,000     --         --
  Reserve for contract dispute...................   1,856     --         --
  Depreciation and amortization..................   3,864   1,169        259
                                                  ------- -------    -------
Income from operations...........................     329   5,794        600
Interest income..................................   1,398   1,136         70
Interest expense.................................      77     156        169
                                                  ------- -------    -------
Income before income taxes.......................   1,650   6,774        501
Provision for income taxes.......................     644   2,642        201
                                                  ------- -------    -------
Net income....................................... $ 1,006 $ 4,132    $   300
                                                  ======= =======    =======
Basic net income per share....................... $  0.08 $  0.45    $  0.06
                                                  ======= =======    =======
Shares used in computing basic net income per
 share...........................................  12,056   9,231      5,400
                                                  ======= =======    =======
Diluted net income per share..................... $  0.08 $  0.39    $  0.05
                                                  ======= =======    =======
Shares used in computing diluted net income per
 share...........................................  12,869  10,624      5,794
                                                  ======= =======    =======


                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                     Preferred
                       Stock               Common Stock                Notes                   Accumulated
                   -------------  --------------------------------   Receivable                   Other                  Total
                                  Class A         Class B               From       Deferred   Comprehensive Retained Shareholders'
                   Shares Amount  Shares  Amount  Shares   Amount   Shareholders Compensation Income (Loss) Earnings    Equity
                   ------ ------  ------- ------  -------  -------  ------------ ------------ ------------- -------- -------------
Balance at
December 31,
1996.............    --   $   --   1,720  $   32   2,580   $    47    $   (95)      $  --        $    --     $1,044     $ 1,028
 Issuance of
 Series A
 convertible
 preferred stock
 for cash, net of
 issuance costs
 of $318.........    421   1,892     (95)     (2)     95         2        --          --             --         --        1,892
 Exercise of
 stock options...    --      --      660   1,350     660       846     (2,196)        --             --         --          --
 Tax benefit of
 stock options
 exercised.......    --      --      --      270     --        404        --          --             --         --          674
 Payment on notes
 receivable......    --      --      --      --      --        --          37         --             --         --           37
 Net income......    --      --      --      --      --        --         --          --             --         300         300
 Foreign currency
 translation
 adjustment......    --      --      --      --      --        --         --          --             (40)       --          (40)
                    ----  ------   -----  ------  ------   -------    -------       -----        -------     ------     -------
Balance at
September 30,
1997.............    421   1,892   2,285   1,650   3,335     1,299     (2,254)         --            (40)     1,344       3,891
 Exercise of
 stock options...    --      --      --      --      249       933        --          --             --         --          933
 Issuance of
 Class B common
 stock through
 Employee Stock
 Purchase Plan...    --      --      --      --       11       116        --          --             --         --          116
 Tax benefit of
 stock options
 exercised.......    --      --      --      --      --        544        --          --             --         --          544
 Conversion of
 Series A
 convertible
 preferred stock
 and Class A
 common stock
 into Class B
 common stock....   (421) (1,892)   (645)    (12)  1,066     1,904        --          --             --         --          --
 Issuance of
 Class B common
 stock, net of
 issuance costs
 of $2,258.......    --      --      --      --    5,460    54,856        --          --             --         --       54,856
 Payments on
 notes
 receivable......    --      --      --      --      --        --          95         --             --         --           95
 Issuance of
 Class B common
 stock in
 business
 combinations....    --      --      --      --      100     1,366        --         (701)           --         --          665
 Amortization of
 deferred
 compensation....    --      --      --      --      --        --         --          110            --         --          110
 Net income......    --      --      --      --      --        --         --          --             --       4,132       4,132
 Foreign currency
 translation
 adjustment......    --      --      --      --      --        --         --          --          (1,170)       --       (1,170)
                    ----  ------   -----  ------  ------   -------    -------       -----        -------     ------     -------
Balance at
September 30,
1998.............    --      --    1,640   1,638  10,221    61,018     (2,159)       (591)        (1,210)     5,476      64,172
 Exercise of
 stock options...    --      --      --      --      377     1,244        --          --             --         --        1,244
 Issuance of
 Class B common
 stock through
 Employee Stock
 Purchase Plan...    --      --      --      --       46       388        --          --             --         --          388
 Tax benefit of
 stock options
 exercised.......    --      --      --      --      --        611        --          --             --         --          611
 Payments on
 notes
 receivable......    --      --      --      --      --        --         386         --             --         --          386
 Issuance of
 Class B common
 stock and
 options in
 business
 combinations....    --      --      --      --       51     1,527        --          --             --         --        1,527
 Repurchase of
 common stock....    --      --      --      --      (75)     (414)       --          --             --         --         (414)
 Amortization of
 deferred
 compensation....    --      --      --      --      --        --         --          239            --         --          239
 Net income......    --      --      --      --      --        --         --          --             --       1,006       1,006
 Foreign currency
 translation
 adjustment......    --      --      --      --      --        --         --          --           1,109        --        1,109
                    ----  ------   -----  ------  ------   -------    -------       -----        -------     ------     -------
Balance at
September 30,
1999.............    --   $   --   1,640  $1,638  10,620   $64,374    $(1,773)      $(352)       $  (101)    $6,482     $70,268
                    ====  ======   =====  ======  ======   =======    =======       =====        =======     ======     =======
                   Comprehensive
                      Income
                   -------------
Balance at
December 31,
1996.............
 Issuance of
 Series A
 convertible
 preferred stock
 for cash, net of
 issuance costs
 of $318.........
 Exercise of
 stock options...
 Tax benefit of
 stock options
 exercised.......
 Payment on notes
 receivable......
 Net income......     $   300
 Foreign currency
 translation
 adjustment......         (40)
                   -------------
Balance at
September 30,
1997.............     $   260
                   =============
 Exercise of
 stock options...
 Issuance of
 Class B common
 stock through
 Employee Stock
 Purchase Plan...
 Tax benefit of
 stock options
 exercised.......
 Conversion of
 Series A
 convertible
 preferred stock
 and Class A
 common stock
 into Class B
 common stock....
 Issuance of
 Class B common
 stock, net of
 issuance costs
 of $2,258.......
 Payments on
 notes
 receivable......
 Issuance of
 Class B common
 stock in
 business
 combinations....
 Amortization of
 deferred
 compensation....
 Net income......     $ 4,132
 Foreign currency
 translation
 adjustment......      (1,170)
                   -------------
Balance at
September 30,
1998.............     $ 2,962
                   =============
 Exercise of
 stock options...
 Issuance of
 Class B common
 stock through
 Employee Stock
 Purchase Plan...
 Tax benefit of
 stock options
 exercised.......
 Payments on
 notes
 receivable......
 Issuance of
 Class B common
 stock and
 options in
 business
 combinations....
 Repurchase of
 common stock....
 Amortization of
 deferred
 compensation....
 Net income......     $ 1,006
 Foreign currency
 translation
 adjustment......       1,109
                   -------------
Balance at
September 30,
1999.............     $ 2,115
                   =============

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended           Nine
                                                 September 30,     Months Ended
                                               ------------------  September 30,
                                                 1999      1998        1997
                                               --------  --------  -------------
Operating activities
Net income...................................  $  1,006  $  4,132     $   300
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization...............     4,229     1,169         259
 Amortization of deferred compensation.......       239       109          --
 Provision for doubtful accounts.............     2,025       210          50
 Deferred income taxes.......................    (3,231)     (721)       (144)
 Tax benefit of stock options exercised......       611       544         674
 Forgiveness of notes receivable from
  employees..................................       621       275          --
 Change in operating assets and liabilities,
  net of effects of acquisitions:
 Accounts receivable.........................    (8,291)  (12,680)     (2,740)
 Income taxes payable........................       544     1,271        (793)
 Prepaid expenses and other current assets...        34      (611)       (214)
 Other assets................................       101      (545)         13
 Accounts payable and accrued liabilities....      (411)    4,796       1,234
 Deferred income.............................       965       466         (21)
                                               --------  --------     -------
Net cash used in operating activities........    (1,558)   (1,585)     (1,382)
                                               --------  --------     -------
Investing activities
Purchase of equipment and improvements.......    (5,749)   (1,759)       (554)
Notes and accrued interest receivable from
 related parties.............................      (740)   (1,228)     (1,028)
Repayment on notes and accrued interest
 receivable from related parties.............       454        --          --
Business combinations, net of cash acquired..   (13,168)   (8,271)       (915)
Restricted cash..............................       (39)     (712)         --
Purchases of available-for-sale securities...   (28,463)  (30,204)         --
Sales of available-for-sale securities.......    19,328    13,370          --
Maturities of available-for-sale securities..    16,999        --          --
Other assets.................................      (104)     (108)         --
                                               --------  --------     -------
Net cash used in investing activities........   (11,482)  (28,912)     (2,497)
                                               --------  --------     -------
Financing activities
Borrowings under bank lines of credit........       909     6,912      10,356
Payment of borrowings on bank lines of
 credit......................................    (1,466)   (9,671)     (8,253)
Repurchase of common stock...................      (414)       --          --
Net proceeds from issuance of common stock...       388    54,972          --
Net proceeds from issuance of preferred
 stock.......................................        --        --       1,892
Repayment by shareholder on note receivable..       386        95          37
Deferred financing costs.....................        --       224        (224)
Exercise of stock options....................     1,244       933          --
Payments on capital lease obligations........      (252)      (45)        (33)
Payments on notes payable to shareholders....       (26)      (47)        (56)
                                               --------  --------     -------
Net cash provided by financing activities....       769    53,373       3,719
                                               --------  --------     -------
Effect of exchange rate changes on cash......       (74)     (516)        (40)
                                               --------  --------     -------
Net (decrease) increase in cash and cash
 equivalents.................................   (12,345)   22,360        (200)
Cash and cash equivalents at beginning of
 period......................................    22,466       106         306
                                               --------  --------     -------
Cash and cash equivalents at end of period...  $ 10,121  $ 22,466     $   106
                                               ========  ========     =======
Supplemental disclosures of cash flow
 information
Cash paid during the year for:
 Interest paid...............................  $     77  $     96     $   170
                                               ========  ========     =======
 Income taxes paid (refunded), net...........  $  2,724  $  1,548     $   465
                                               ========  ========     =======
Equipment acquired under capital lease
 obligations.................................  $     72  $    219     $    --
                                               ========  ========     =======
Common stock issued in exchange for notes
 receivable..................................  $     --  $     --     $ 2,196
                                               ========  ========     =======
Accrued purchase price and assumed
 liabilities related to business
 combinations................................  $  3,670  $    397     $   531
                                               ========  ========     =======
Conversion of preferred stock into common
 stock.......................................  $     --  $  1,892     $    --
                                               ========  ========     =======
Common stock issued in business
 combinations................................  $  1,328  $    666     $    --
                                               ========  ========     =======
Restricted stock held in escrow for
 employees...................................  $     --  $    701     $    --
                                               ========  ========     =======

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 The Company

  Tier Technologies, Inc. (the "Company") provides information technology consulting, application development, software engineering, training and business outsourcing services to large companies and government entities.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date, revenues and expenses are translated using the average exchange rate for the period, and gains and losses from this translation process are included in shareholders' equity. Foreign currency transaction gains and losses have not been material to the Consolidated Statements of Income for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997.

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

 Revenue Recognition

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $8,390,000 and $3,444,000 at September 30, 1999 and 1998, respectively.

  Revenues derived from sales to governmental agencies were approximately $34,846,000, $20,862,000 and $10,133,000 for the years ended September 30,
1999 and 1998, and the nine months ended September 30, 1997, respectively.

 Credit Risk and Significant Clients

  Financial instruments that potentially subject the Company to significant levels of credit risk are accounts receivable.

  The Company extends credit based on an evaluation of its client's financial condition and does not require collateral. The Company's historical credit losses have not been significant, except for the reserve established due to a contract dispute. See Note 13, "Contract Dispute."

  For the year ended September 30, 1999, revenues from two clients totaled approximately $25,200,000 and $11,986,000 which represented 27.4% and 13.0% of total revenues, respectively. Accounts receivable balances at September 30, 1999 relating to these two clients amounted to approximately $6,530,000. For the year ended September 30, 1998, revenues from three clients totaled approximately $15,271,000, $11,525,000 and $6,471,000, which represented
26.5%, 20.0% and 11.2% of total revenues, respectively. Accounts receivable balances at September 30, 1998 relating to these three clients amounted to approximately $11,372,000. During the nine months ended September 30, 1997, revenues from three clients totaled approximately $5,019,000, $4,734,000 and $4,437,000, which represented 22%, 21% and 20% of total revenues, respectively. Accounts receivable balances at September 30, 1997 relating to these three clients amounted to approximately $1,611,000.

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

 Fair Value of Financial Instruments

  The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

 Short-Term Investments

  The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are recorded at amounts that approximate fair market value based on quoted market prices and have included

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

investment-grade municipal securities and commercial paper. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. Unrealized and realized gains and losses have not been material to the Consolidated Statements of Income for the years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997.

 Equipment and Improvements

  Equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, which range from three to five years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

 Long-Lived Assets

  The Company records impairment losses on long-lived assets used in operations, such as equipment and improvements, and intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.

 Software Development Costs

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, (SFAS 86) "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, all such amounts have been charged to expenses.

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

 Net Income Per Share

  The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under FAS 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares,

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

composed of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive.

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

 Segment Reporting

  The Company is managed through four reportable segments: commercial services, government services, Australian operations and United Kingdom operations. The commercial services segment provides information technology ("IT") consulting, application development and software engineering services to Fortune 1000 clients in the United States. The government services segment provides IT consulting, application development, legal and policy consulting, and business process outsourcing services to state and local government entities in the United States. The Australian operations segment provides IT consulting, application development, call center and software engineering services to clients in the public and private sectors in Australia. The United Kingdom operations segment provides IT consulting, business process reengineering, software engineering and application development services to clients in the public and private sectors in the United Kingdom. The Company follows the requirements of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131").

 Reclassifications

  Certain reclassifications have been made to the prior years' consolidated financial statements and related notes to conform to the current year presentation.

 Impact of Recently Issued Accounting Standards

  On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 in its consolidated financial statements for the year ending September 30, 2000. The adoption of SOP 98-1 is not expected to have a material effect on the consolidated financial statements of the Company.

  On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the consolidated financial statements of the Company.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company is required to adopt this statement in the fourth quarter of fiscal year 2001. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

2. Net Income Per Share

 Net income per share is calculated as follows:

                                                     Year Ended    Nine Months
                                                    September 30,     Ended
                                                    ------------- September 30,
                                                     1999   1998      1997
                                                    ------ ------ -------------
                                                     (in thousands, except per
                                                            share data)
   Numerator:
     Net income.................................... $1,006 $4,132     $ 300
                                                    ====== ======     =====
   Denominator for basic income per share-weighted
    average common shares outstanding.............. 12,056  9,231     5,400
   Effects of dilutive securities:
     Common stock options..........................    684  1,274       274
     Convertible preferred stock...................    --      90       120
     Common stock held in escrow...................    129     29       --
                                                    ------ ------     -----
   Denominator for diluted net income per share-
    adjusted weighted average common shares and
    assumed conversions............................ 12,869 10,624     5,794
                                                    ====== ======     =====
   Basic net income per share...................... $ 0.08 $ 0.45     $0.06
                                                    ====== ======     =====
   Diluted net income per share.................... $ 0.08 $ 0.39     $0.05
                                                    ====== ======     =====

  Options to purchase approximately 1,519,000 million shares of Class B common stock at a price ranging from $10.88 to $17.81 per share were outstanding at September 30, 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares.

                            TIER TECHNOLOGIES, INC.

3. Balance Sheet Components

  The components of equipment and improvements are as follows:

                                                                September 30,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
                                                                (in thousands)
   Computer equipment and software............................. $ 7,455  $2,482
   Furniture, equipment and leasehold improvements.............   2,317     723
                                                                -------  ------
                                                                  9,772   3,205
   Less: Accumulated depreciation and amortization.............  (2,760)   (834)
                                                                -------  ------
                                                                 $7,012  $2,371
                                                                =======  ======

  Depreciation and amortization expense related to equipment and improvements for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997, was $1,928,000, $600,000 and $104,000, respectively. The cost of assets acquired under capital leases is $1,195,000 and $296,000 and the related accumulated amortization is $407,000 and $107,000 at September 30, 1999 and 1998, respectively.

  The components of acquired intangible assets are as follows:

                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
   Intangible assets:
     Goodwill................................................. $25,863  $ 9,555
     Acquired workforce.......................................     990      924
                                                               -------  -------
                                                                26,853   10,479
   Less: Accumulated amortization.............................  (2,940)    (685)
                                                               -------  -------
                                                               $23,913  $ 9,794
                                                               =======  =======

4. Bank Lines of Credit

  At September 30, 1998, the Company had a $10 million revolving credit facility which had a maturity date of March 31, 2001. During the year ended September 30, 1999, the Company amended its credit facility and at September 30, 1999, the Company had an $8 million revolving credit facility which matures on May 27, 2000. The total commitment amount is limited to the lesser of 85% of eligible accounts receivable or $8 million and is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. Interest is based on the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%, at the Company's option. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 1999, the Company was in compliance with all financial ratios and had no outstanding borrowings under its credit facility; however, the availability of the total commitment amount to the Company has been reduced by an $800,000 letter of credit issued in connection with the acquisition of certain assets and liabilities of Service Design Associates, Inc.

                            TIER TECHNOLOGIES, INC.

4. Bank Lines of Credit--(continued)


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

5. Commitments

  The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through 2004. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   Years ending September 30,
     2000.....................................................  $1,768    $ 439
     2001.....................................................   1,305      308
     2002.....................................................   1,008      142
     2003.....................................................     485       22
     2004.....................................................     442      --
                                                                ------    -----
     Total minimum lease payments.............................  $5,008      911
                                                                ======
     Less amounts representing interest.......................              (87)
                                                                          -----
     Present value of capital lease obligations...............              824
     Less amounts due within one year.........................             (381)
                                                                          -----
                                                                          $ 443
                                                                          =====

  Rent expense for the years ended September 30, 1999 and 1998, and the nine months ending September 30, 1997, was approximately $1,277,000, $530,000 and $184,000, respectively.

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

  The holders of Class A common stock and Class B common stock have 10 votes per share and 1 vote per share, respectively. Each share of Class A common stock will automatically convert into one share of Class B common stock upon transfer, except in limited circumstances, or at the election of the holder of such Class A common stock.

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)


  Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. The number of authorized shares of Class A common stock was approximately 1,660,000 at September 30, 1999.

 Voting Trust

  In November 1997, all Class A shareholders (the "Beneficiaries") transferred their Class A common stock into a voting trust. The Company's Chief Executive Officer and President are the trustees of the voting trust (the "Trustees") and have the exclusive right to vote all shares of Class A common stock held in the voting trust. The voting trust has a term of 10 years and is renewable by consent of the Beneficiaries and the Trustees during the last two years of the original or an extended term. The voting trust terminates upon the earlier of the expiration of the term or in the event of (i) an agreement of the Trustees to terminate or (ii) the death of the sole remaining Trustee, leaving no incumbent or identified successor.

 Initial Public Offering

  In December 1997, the Company completed an initial public offering of 3,400,000 shares of its Class B common stock at $8.50 per share. Of those shares, 2,725,000 shares were sold by the Company and 675,000 shares were sold by certain selling shareholders. In January 1998, the underwriters from the Company's initial public offering exercised their over-allotment option to purchase an additional 510,000 shares of Class B common stock from the Company at the initial public offering price. Net proceeds to the Company, including the over-allotment option, were approximately $23,900,000 after deducting the underwriters' discount, commissions and related issuance costs. The Company did not receive any net proceeds from the sale of shares by the selling shareholders in the offering.

 Secondary Public Offering

  In June 1998, the Company completed a secondary public offering of 3,000,000 shares of its Class B common stock at $15.00 per share. Of those shares, 1,775,000 shares were sold by the Company and 1,225,000 shares were sold by certain selling shareholders. In June 1998, the underwriters from the Company's secondary public offering exercised their over-allotment option to purchase an additional 450,000 shares of Class B common stock from the Company at the secondary public offering price. Net proceeds to the Company, including the over-allotment option, were approximately $31,000,000 after deducting the underwriters' discount, commissions and related issuance costs. The Company did not receive any net proceeds from the sale of shares by the selling shareholders in the offering.

 Common Stock Repurchase Program

  In October 1998, the Board of Directors authorized the repurchase of up to one million shares of common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. As of September 30, 1999, 75,000 shares have been repurchased for a total cost of $414,000.

 Preferred Stock

  In July 1997, the Company issued approximately 421,000 shares of Series A preferred stock at $5.25 per share resulting in net proceeds of approximately $1,900,000. The Series A preferred stock had the same voting

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)

rights as the Class B common stock. Series A preferred stock was initially convertible into one share of the Class B common stock, subject to certain antidilution provisions. On December 17, 1997, as a result of the Company's initial public offering, approximately 421,000 shares of Series A preferred stock automatically converted into approximately 421,000 shares of Class B common stock. At September 30, 1999, approximately 4,579,000 shares of preferred stock were authorized.

 Stock Options

  For the year ended December 31, 1996, the Company issued to employees options to purchase 440,000 shares of Class A common stock and 660,000 shares of Class B common stock at exercise prices ranging from $0.12 to $1.82 per share. Options for 200,000 shares of Class A common stock and 300,000 shares of Class B common stock vested upon grant. The remaining options vested one-third upon the completion of the Company's initial public offering in December 1997, one-third on December 31, 1997, and the final one-third on December 31, 1998. In February 1997, the Company issued options to purchase an additional 240,000 shares of Class A common stock at an exercise price of $3.58 per share. As of September 30, 1999, options for 660,000 shares of Class A common stock and 660,000 shares of Class B common stock had been exercised at prices ranging from $0.12 to $3.58 per share (weighted average exercise price of $1.66 per share) and options for 20,000 shares of Class A common stock at an exercise price of $3.58 per share remain outstanding. These outstanding options will expire in 2002. The weighted average fair value of these options granted during the nine months ended September 30, 1997 was $0.48 per share. At September 30, 1999, all of these options were vested.

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)


 1996 Equity Incentive Plan

  In February 1997, the Company adopted the 1996 Equity Incentive Plan (the "Plan"), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than 10 years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant and the options may not be exercisable after the expiration of five years from the date of grant. Through September 30, 1999, no compensation expense had been recorded in connection with stock based employee incentive awards under the Plan. At September 30, 1999 and September 30, 1998, the number of shares authorized for issuance under the Plan was approximately 5,989,000 and 2,989,000, respectively. A summary of activity under the Plan is as follows:

                                                                    Weighted
                                                    Number of       Average
                                                      Shares     Exercise Price
                                                  -------------- --------------
                                                  (in thousands)
   Options outstanding at December 31, 1996......        --          $  --
    Options granted..............................     1,783            4.02
    Options cancelled............................       (40)           3.33
                                                      -----
   Options outstanding at September 30, 1997.....     1,743            3.93
    Options granted..............................     1,201           13.76
    Options cancelled............................      (136)           9.23
    Options exercised............................      (249)           3.71
                                                      -----
   Options outstanding at September 30, 1998.....     2,559            8.28
    Options granted..............................     1,936           10.31
    Options cancelled............................      (543)          11.13
    Options exercised............................      (377)           3.30
                                                      -----
   Options outstanding at September 30, 1999.....     3,575            9.47
                                                      =====

  The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 1999, 1998 and the nine months ended September 30, 1997 was $5.43, $5.51 and $0.85 per share, respectively. At September 30, 1999, 1998 and 1997, there were 1,505,000, 845,000 and 207,000 options exercisable at a weighted average exercise price of $10.07, $6.83 and $3.31, respectively. At September 30, 1999, options to purchase approximately 1,788,000 shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 1999 was 8.52 years.

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)


  The following table summarizes information about stock options outstanding at September 30, 1999:


                                   Options Outstanding                   Options Exercisable
                      ---------------------------------------------- -----------------------------
                                     Weighted Average    Weighted                      Weighted
       Range of           Number        Remaining        Average        Number         Average
    Exercise Prices    Outstanding   Contractual Life Exercise Price  Exercisable   Exercise Price
    ---------------   -------------- ---------------- -------------- -------------  --------------
                      (in thousands)                                 (in thousands)
      $2.45--$3.25          451            7.40           $ 2.98           291          $ 2.95
      $4.25--$5.78          410            5.35           $ 5.25           212          $ 5.18
      $6.00--$6.00          433            9.59           $ 6.00            10          $ 6.00
      $6.81--$7.03          391            9.74           $ 6.90            74          $ 6.85
      $7.06--$10.88         635            8.91           $ 9.50           310          $10.61
     $13.88--$14.25         385            9.02           $14.14           188          $14.17
     $14.38--$15.19         473            8.99           $14.89           158          $15.19
     $16.13--$17.00         343            9.00           $16.31           234          $16.17
     $17.75--$17.75          20            9.33           $17.75            20          $17.75
     $17.81--$17.81          34            8.75           $17.81             8          $17.81
                          -----                                          -----
      $2.45--$17.81       3,575            8.52           $ 9.47         1,505          $10.07
                          =====                                          =====

 Employee Stock Purchase Plan

  In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company reserved a total of 100,000 shares of Class B common stock for issuance under the plan. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company's Class B common stock on the first day or the last day of the applicable purchase period. The two purchase periods ending in the year ended September 30, 1999 resulted in proceeds of approximately $388,000 from the sale of 46,000 shares. The first purchase period ended in May 1998 and resulted in proceeds of approximately $116,000 from the sale of approximately 11,000 shares.

 Pro Forma Disclosures of the Effect of Stock-Based Compensation

  The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net income and net income per share as follows:

                                               Year Ended     Nine Months
                                              September 30,      Ended
                                              -------------- September 30,
                                               1999    1998      1997
                                              ------  ------ -------------
                                               (in thousands, except per
                                                      share data)
   Net income, as reported................... $1,006  $4,132     $300
   Net income (loss), pro forma.............. (2,062)  2,616      165
   Basic net income per share, as reported...   0.08    0.45     0.06
   Basic net income (loss) per share, pro
    forma....................................  (0.17)   0.28     0.03
   Diluted net income per share, as
    reported.................................   0.08    0.39     0.05
   Diluted net income (loss) per share, pro
    forma....................................  (0.17)   0.25     0.03

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)


  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 Year Ended         Nine Months
                                                September 30,          Ended
                                           ----------------------- September 30,
                                              1999        1998         1997
                                           ----------- ----------- -------------
   Expected dividend yield................          0%          0%          0%
   Expected volatility....................       82.3%         65%          0%
   Risk-free interest rate................ 4.18%-5.77% 4.79%-5.60%       6.48%
   Expected life of the option............ 0.5-5 years 0.5-4 years   1-5 years

7. Alliance Agreement

  In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Under the Alliance Agreement, the Company has committed to utilizing a minimum amount of resources from the SBS Application Services Center ("ASC"). The Company will market the ASC's services worldwide in exchange for fees based on the utilization of resources. To the extent there is a shortfall in minimum utilization, the Company's obligation under the Alliance Agreement shall not exceed $17,400,000 over the five-year life of the agreement. The Company will also receive approximately $11,200,000 for consultancy services provided over the life of the Alliance Agreement.

8. Acquisitions

  All acquisitions have been accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. Initial purchase price includes cash paid and stock issued at the date of acquisition, estimated acquisition costs and any guaranteed future consideration.

  On December 16, 1996, the Company acquired the intangible assets of Chicago Consulting Alliance, LLC ("CCA"). CCA was based in Chicago, Illinois and provided consulting services for the custom design of software and computer systems for business applications. The initial purchase price was approximately $170,000. As of September 30, 1999, intangible assets of approximately $170,000 are being amortized over a six-year period.

  On December 31, 1996, the Company acquired certain assets and liabilities of Encore Consulting, Inc. ("Encore"), a Missouri-based corporation which provided consulting services for computer systems integration on a government contract. The initial purchase price was approximately $726,000 and liabilities assumed were approximately $59,000. Additional acquisition costs of approximately $20,000 were incurred. Tangible assets acquired were approximately $538,000. As of September 30, 1999, intangible assets of approximately $267,000 are being amortized over a six-year period. Contingent payments of up to $300,000 were to be made if renewals of a significant client contract occur and provided that the key employee/sellers continue to be employed by the Company. Based on the annual renewals of such contract, contingent payments to the former Encore shareholders of $150,000 were expensed during each of the year ended September 30, 1998 and the nine months ended September 30, 1997 as compensation charge related to business combinations.

  On January 2, 1997, the Company acquired the intangible assets of Five Points Consulting, LLC ("Five Points") which was based in Atlanta, Georgia. Five Points custom designed software and computer systems for special business applications. The initial purchase price was approximately $284,000. As of September 30, 1999, intangible assets of approximately $284,000 are being amortized over a six-year period.

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)


  On March 10, 1997, the Company acquired the intangible assets of Tangent Group, Pty. Limited ("Tangent Group"), an Australian entity which provided computer systems consulting services. The initial purchase price was approximately $488,000 (converted to U.S. dollars as of the date of the acquisition). As of September 30, 1999, intangible assets recorded of approximately $421,000 (converted into U.S. dollars using the September 30, 1999 exchange rate) are being amortized over a six-year period. In addition, the Company recorded a liability to pay $120,000 in guaranteed minimum royalties. The royalty is based on 3% of the Company's gross revenues generated by its Australian operations. The maximum royalties to be paid over the first three-year period are approximately $240,000. The minimum royalty of $120,000 was included in the initial purchase price and any additional amounts will be included in the purchase price when accrued.

  On July 11, 1997, the Company acquired certain assets and liabilities of Albanycrest, Limited ("Albanycrest"), a United Kingdom private limited company, which provided information and management consulting services on the design of software and computer systems. The initial purchase price was approximately $335,000, tangible assets acquired were approximately $300,000 and liabilities assumed were approximately $243,000 (all converted into U.S. dollars as of the date of the acquisition). As of September 30, 1999, intangible assets of approximately $299,000 (converted into U.S. dollars using the September 30, 1999 exchange rate) are being amortized over a six-year period. During the year ended September 30, 1998 and nine months ended September 30, 1997, approximately $477,000 and $319,000, respectively, of compensation charge related to business combinations was recorded with respect to certain payments made to former shareholders based on performance criteria and continued employment. The performance criteria included renewal of a specific contract and minimum levels of both the number of consultants and billing amounts.

  Effective March 1, 1998, the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited ("Sancha Group"), Australian entities which provided computer systems consulting services. The initial purchase price was approximately $5,219,000, of which $4,554,000 was paid in cash and $666,000 in Class B common stock (all converted into U.S. dollars as of the date of the acquisition). In addition, liabilities assumed were approximately $66,000. Tangible assets of approximately $40,000 were acquired. Additional acquisition costs of approximately $397,000 were incurred. As of September 30, 1999, intangible assets of approximately $6,472,000 (converted into U.S. dollars using the September 30, 1999 exchange rate) are being amortized over a period of 8 to 15 years. Contingent payments totaling approximately $696,000 and $312,000 were paid during the years ended September 30, 1999 and 1998, respectively. Additional contingent payments of up to approximately $650,000 (based on September 30, 1999 exchange rate of AU $1.54 to US $1.00) may be paid by May 15, 2000 if certain performance targets are met. The performance targets specify the achievement of certain revenue levels of the continuing business measured annually over a two-year period.

  Effective April 1, 1998, the Company acquired certain assets and liabilities of Simpson Fewster & Co. Pty Limited ("SFC"), an Australian entity which provided information technology consulting services to develop and implement call center applications. The initial purchase price was approximately $788,000 and liabilities assumed were approximately $165,000 (both converted into U.S. dollars as of the date of the acquisition). Additional acquisition costs of approximately of $211,000 were incurred. Total tangible assets and accounts receivable acquired were approximately $214,000. Contingent payments of approximately $124,000 were paid during the year ended September 30, 1999. Additional contingent payments may be paid based on the achievement of future performance targets and the continued employment of certain key employee/sellers with the Company. These payments will be recorded as compensation charge related to business combinations at the time it is deemed probable that such payments will be made. In addition, 48,768 shares of the Company's Class B common stock, valued as of the date of the acquisition at approximately $701,000, were issued and are held in

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)

escrow and will be released over three years provided that the key employee/sellers are employed by the Company on the release dates. The value of these shares are reflected as deferred compensation on the balance sheet and are being amortized over the three year vesting period. In March 1999, approximately 16,000 of these shares were released from escrow. As of September 30, 1999, approximately $349,000 of compensation expense has been amortized and intangible assets of approximately $905,000 (converted into U.S. dollars using the September 30, 1999 exchange rate) are being amortized over a six-year period.

  Effective August 1, 1998, the Company acquired certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), an Australian entity which provided information technology consulting services. The initial purchase price was approximately $3,242,000, tangible assets acquired were approximately $23,000 and liabilities assumed were approximately $156,000 (all converted into U.S. dollars as of the date of the acquisition). Additional acquisition costs of $57,000 were incurred. As of September 30, 1999, intangible assets of approximately $4,483,000 (converted into U.S. dollars using the September 30, 1999 exchange rates) are being amortized over a period of 8 to 15 years. Contingent payments of approximately $1,008,000 in cash and stock were earned during the year ended September 30, 1999. Approximately $246,000 of this first year contingent payment was contingent upon employment and expensed during the year as a compensation charge related to business combination and the remaining $762,000 was recorded as additional purchase price. The remaining contingent payments of up to approximately $716,000 in cash (based on a current exchange rate of AU $1.54 to US $1.00) and approximately 25,000 shares of the Company's Class B common stock may be paid for the period ended August 1, 2000 if certain performance targets are met. Such amounts are held in escrow prior to the achievement of the performance targets. The performance targets specify the achievement of certain levels of profit before taxes and revenues of the continuing business measured annually. Approximately 71% of such payments will be accounted for as additional purchase price and the remaining payments will be treated as business combination compensation expense at the time the payments are deemed probable to be made because such payments are contingent, in part, on the continuing employment of a key employee/seller.

  Effective November 30, 1998, the Company acquired all the issued and outstanding capital stock of Midas Computer Software Limited ("Midas"), a United Kingdom entity which provided data warehouse migration services. The initial purchase price totaled approximately $3,907,000 (converted into U.S. dollars as of the date of the acquisition), of which approximately $2,579,000 was paid in cash and acquisition costs and approximately $1,328,000 was recorded as a result of the issuance of the Company's Class B common stock with a guaranteed minimum value of approximately $1,317,000 (converted into U.S. dollars using the September 30, 1999 exchange rates) three years from the effective date of the acquisition. Additional acquisition costs of $374,000 were incurred. Tangible assets acquired were approximately $1,813,000 and liabilities assumed were approximately $1,692,000. Additional contingent payments of up to approximately $12,300,000 (based on the exchange rate at the time of the agreement of GBP 0.61 to US $1.00), may be paid in cash and shares of the Company's Class B common stock over a three-year period based on achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price. As of September 30, 1999, intangible assets of approximately $4,113,000 (converted into U.S. dollars using the September 30, 1999 exchange rate) are being amortized over a period of 8 years.

  Effective January 1, 1999, the Company acquired all the issued and outstanding capital stock of ADC Consultants Pty Limited ("ADC"), an Australian entity that provided data management services. The initial purchase price was approximately $2,565,000 in cash (converted into U.S. dollars as of the date of the acquisition). Total liabilities assumed were $310,000 and tangible assets acquired were $365,000. Additional contingent payments of up to approximately $1,561,000 (based on September 30, 1999 exchange rate of AU $1.54 to US $1.00) may be paid in cash and shares of the Company's Class B common stock over a three year period

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)

based on the acquired business achieving certain levels of profits before taxes and revenues measured annually over the three-year period. Contingent payments will be accrued when earned and recorded as additional purchase price. As of September 30, 1999, intangible assets of approximately $2,664,000 (converted into U.S. dollars using the September 30, 1999 exchange rate) are being amortized over a period of 8 years.

  Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of Service Design Associates, Inc. ("SDA"), an Indiana corporation that provided payment processing, policy and IT systems services for state and local government child support agencies. The initial purchase price was approximately $4,351,000. Total liabilities assumed were approximately $1,087,000. Total tangible assets acquired were approximately $415,000. As of September 30, 1999, intangible assets of approximately $5,023,000 are being amortized over a period of 8 years. In addition to the initial purchase price of the acquisition, contingent payments of up to approximately $900,000 in cash and $3.2 million in shares of the Company's Class B common stock or cash, at the Company's election, will be paid to SDA upon the achievement of certain performance targets over a three-year period. Of the total contingent payments, SDA will be entitled to $500,000 cash upon the award of a certain client contract with a specified revenue and gross profit level and will be entitled to the remaining contingent payments on the second and third anniversaries of the acquisition based upon the acquired business achieving certain levels of profits before taxes and revenues over that three-year period. In connection with the acquisition, Tier caused a letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company. Contingent payments will be accrued when earned and recorded as additional purchase price.

  Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., a leading provider of training services to the IT professionals of Fortune 500 companies and other major corporations. The initial purchase price was $1,713,000 in cash. Additional acquisition costs of $95,000 were incurred. Total liabilities assumed were $71,000 and tangible assets acquired were $131,000. Additional contingent payments of up to $1.5 million may be paid in shares of the Company's Class B common stock and cash over a two-year period based on the acquired business achieving certain levels of gross profit and revenues measured annually over the two-year period. Shares of the Company's Class B common stock equal to $1.5 million based on the average closing price of the Company's Class B common stock for the five trading days preceding the agreement date of April 6, 1999, are currently in an escrow account. If contingent performance requirements are met, the number of shares released will be determined utilizing the average closing price of the Company's Class B common stock for the five trading days preceding each performance anniversary. In the event the value of the shares in the escrow account is not sufficient to satisfy the additional contingent payments, such shortfall shall be paid in cash. Any shares not released at the end of the two-year performance period will be returned to the Company. Contingent payments will be accrued when earned and recorded as additional purchase price. As of September 30, 1999, intangible assets of approximately $1,748,000 are being amortized over a period of 8 years.

  The Company recorded a charge to earnings for the $4 million purchase of the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by the Company for a client, which had not reached technological feasibility and had no alternative future use. The license, which was effective May 19, 1999, includes all additions, enhancements, and improvements to the software to the extent that the Company is employed by the licensor to make such changes in the future. The completion of the software is expected to occur in the second quarter of fiscal year 2000. Once developed, this software would require significant customization prior to a sale to a customer. If the development of the software is not completed, the Company's cash flows and operations would not be materially adversely affected.

  The accompanying consolidated financial statements include the results of operations of these acquired businesses for periods subsequent to the respective acquisition dates.

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)


 Pro Forma Disclosure of Significant Acquisitions (Unaudited)

  The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if Sancha Group, Infact and Midas had been purchased by the Company as of October 1, 1997, after including the impact of certain adjustments, such as increased amortization expense due to recording of intangible assets:

                                                         Year Ended September
                                                                  30,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                            (in thousands,
                                                        except per share data)
   Revenues............................................ $    92,692 $    71,603
   Net income..........................................         830       4,779
   Net income per share................................        0.07        0.51
   Diluted net income per share........................        0.06        0.44

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

9. Related Party Transactions

 Notes Receivable

  The Company has outstanding notes receivable from certain officers and employees of the Company as of September 30, 1999 and 1998, which total approximately $975,000 and $1,557,000, respectively. These notes bear interest at rates ranging from 5.75% to 9.00% and have due dates ranging from three to ten years. Certain of these notes are being forgiven in accordance with the terms of the officers' and employees' agreements and have an aggregate balance of approximately $279,000 at September 30, 1999.

  Notes receivable from shareholders issued in connection with the exercise of options to purchase Class B common stock are due in February 2007, bear interest at 6.99%, are secured and full recourse, and have a balance of approximately $1,773,000 as of September 30, 1999. The related parties have pledged a total of 241,902 shares of the Company's common stock as security for the notes. As of September 30, 1999, the pledged stock had a market value of approximately $1,663,000.

 Guaranty of Obligation

  On December 22, 1998, the Company guaranteed a portion of an obligation of James L. Bildner, the Company's Chief Executive Officer, with respect to his California residence (the "Guaranty"). The Company's liability under the Guaranty is capped at $1,000,000. In connection with the Guaranty, Mr. Bildner had previously pledged to the Company shares of the Company's common stock owned by him with a fair market value of at least 110% of the Guaranty amount and agreed to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty. Effective June 30, 1999, the Company amended the pledge agreement with Mr. Bildner such that his pledge to the Company is set at 126,619 shares of the Company's common stock, which as of September 30, 1999 had a market value of $870,506. Mr. Bildner continues to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty.

                            TIER TECHNOLOGIES, INC.

10. Segment and Geographic Areas

  Financial information by geographic area is as follows:

                                                    Year Ended      Nine Months
                                                   September 30,       Ended
                                                  ---------------- September 30,
                                                   1999     1998       1997
                                                  -------  ------- -------------
                                                         (in thousands)
   Revenues:
     United States............................... $60,989  $45,286    $19,407
     Australia...................................  20,091    7,575      2,049
     United Kingdom..............................  10,896    4,864      1,023
                                                  -------  -------    -------
   Total......................................... $91,976  $57,725    $22,479
                                                  =======  =======    =======
   Income (loss) from operations:
     United States............................... $   224  $ 4,115    $   456
     Australia...................................   1,279      852        206
     United Kingdom..............................  (1,174)     827        (62)
                                                  -------  -------    -------
   Total......................................... $   329  $ 5,794    $   600
                                                  =======  =======    =======

                                                          September 30,
                                                  ------------------------------
                                                   1999     1998       1997
                                                  -------  ------- -------------
                                                         (in thousands)
   Identifiable assets:
     United States............................... $55,629  $60,442    $ 8,129
     Australia...................................  20,772   12,983      1,258
     United Kingdom..............................   7,543    1,078      1,109
                                                  -------  -------    -------
   Total......................................... $83,944  $74,503    $10,496
                                                  =======  =======    =======

  The United States revenues for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997, include revenues from one project with a U.S. company performed in Australia of approximately $110,000, $4,165,000 and $2,111,000.

 Segment Reporting

  The Company is managed through four reportable segments, commercial services, government services, Australian operations and United Kingdom operations. The commercial services segment provides information technology ("IT") consulting, application development and software engineering services to Fortune 1000 clients in the United States. The government services segment provides IT consulting, application development, legal and policy consulting, and business process outsourcing services to state and local government entities in the United States. The Australian operations segment provides IT consulting, application development and software engineering services to clients in the public and private sectors in Australia. The United Kingdom operations segment provides IT consulting, business process reengineering, software engineering and application development services to clients in the public and private sector in the United Kingdom.

  The Company evaluates its segment performance and allocates resources based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense) and income tax expense in segment profitability. The accounting policies of the reportable segments are the same as those described in Note 1. The

                            TIER TECHNOLOGIES, INC.

10. Segment and Geographic Areas--(continued)

table below presents financial information for the four reportable segments and for items that cannot be allocated to the operating segments (in thousands):

                                                                United
                             Commercial Government Australian  Kingdom
                              Services   Services  Operations Operations Other   Total
                             ---------- ---------- ---------- ---------- ------ -------
   1999
   Revenues................   $29,477    $29,474    $20,091    $10,896   $2,038 $91,976
   Gross profit............    13,434     10,390      7,923      3,354      639  35,740
   1998
   Revenues................    25,383     19,903      7,575      4,864      --   57,725
   Gross profit............     9,225      7,048      2,758      1,421      --   20,452
   1997 (nine month period)
   Revenues................     9,523      9,884      2,049      1,023      --   22,479
   Gross profit............     3,260      3,511        438        353      --    7,562

11. Income Taxes

  The domestic and foreign components of income before income taxes are as follows:

                                                     Year Ended        Nine
                                                    September 30,  Months Ended
                                                    -------------- September 30,
                                                     1999    1998      1997
                                                    ------  ------ -------------
                                                          (in thousands)
   United States................................... $1,771  $5,127     $356
   Foreign.........................................   (121)  1,647      145
                                                    ------  ------     ----
     Total......................................... $1,650  $6,774     $501
                                                    ======  ======     ====

                            TIER TECHNOLOGIES, INC.

11. Income Taxes--(continued)

                                                                September 30,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
                                                                (in thousands)
   Deferred tax liabilities:
     Accrual basis to cash basis adjustments................... $    --  $  158
     Depreciation..............................................      --     140
     Other.....................................................     222     205
                                                                -------  ------
   Total deferred tax liabilities..............................     222     503

   Deferred tax assets:
     Vacation accruals.........................................     175     229
     Accrued expenses..........................................     114     107
     Accrued revenue...........................................     423      57
     Accrued rent..............................................       4       8
     Accrued bonus.............................................     165     137
     Depreciation..............................................      18      --
     Intangibles...............................................     645     122
     Accounts receivable allowance.............................     866      99
     Deferred miscellaneous revenue............................      --     133
     Purchased in-process technology...........................   1,432      --
     Foreign tax credit carryforward...........................     572     156
     Valuation allowance.......................................    (572)   (156)
                                                                -------  ------
   Total deferred tax assets...................................   3,842     892
                                                                -------  ------
   Net deferred tax assets..................................... $ 3,620  $  389
                                                                =======  ======

  Effective January 1, 1996, the Company changed from the cash to the accrual method of accounting for income tax purposes. Differences in income tax basis existing at that date were amortized to taxable income over a four-year period.

  At September 30, 1999, the Company had approximately $572,000 of foreign tax credit carryforward for tax reporting purposes available to offset future U.S. Federal Income Tax. Such foreign tax credit carryforward will expire in 2004. The benefit from the foreign tax credit carryforward may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the foreign tax credit such that a valuation allowance is required.

                            TIER TECHNOLOGIES, INC.

11. Income Taxes--(continued)

  Significant components of the provision for income taxes are as follows:

                                                                         Nine
                                                        Year Ended      Months
                                                      September 30,      Ended
                                                      ---------------  September
                                                       1999     1998   30, 1997
                                                      -------  ------  ---------
Current:
  Federal............................................ $ 3,112  $2,527    $ 144
  State..............................................     378     362       47
  Foreign............................................     385     474      154
                                                      -------  ------    -----
                                                        3,875   3,363      345
                                                      -------  ------    -----
Deferred (benefit):
  Federal............................................  (2,891)   (645)    (123)
  State..............................................    (340)    (76)     (21)
                                                      -------  ------    -----
                                                       (3,231)   (721)    (144)
                                                      -------  ------    -----
Total provision for income taxes..................... $   644  $2,642    $ 201
                                                      =======  ======    =====

  The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

                                                                     Nine
                                      Year Ended    Year Ended   Months Ended
                                     September 30, September 30, September 30,
                                         1999          1998          1997
                                     ------------- ------------- -------------
   U.S statutory federal tax rate...      34.0%        34.0%         34.0%
   State taxes, net of federal tax
    benefit.........................       4.0%         4.0%          6.1%
   Tax exempt interest income.......     (20.5)%       (3.2)%          --
   Tax effect of foreign
    operations......................      19.6%          --            --
   Other............................       1.9%         4.2%           --
                                         -----         ----          ----
     Effective tax rate.............      39.0%        39.0%         40.1%
                                         =====         ====          ====

12. Retirement Plan

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

13. Contract Dispute

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it has not breached the agreement. On June 28, 1999, after a series of discussion with the prime contractor, the Company filed a federal civil action against the prime contractor for the amounts the Company is due. At that time, the Company established a reserve for the entire net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief and damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other

                            TIER TECHNOLOGIES, INC.

13. Contract Dispute--(continued)

sanctions which may be levied in the future by the client of the prime contractor. The Company denies the allegations and intends to vigorously pursue its own claim against the prime contractor. The parties to the action have commenced voluntary discovery. In the event the prime contractor prevails in its action, the Company's financial condition, results of operations and cash flows would be materially and adversely affected.

14. Subsequent Events

  Effective October 1, 1999, the Company acquired all the issued and outstanding capital stock of Simsion Bowles & Associates ("SBA"), an Australian entity which provides business process reengineering and integration of e-commerce consulting services. The initial purchase price totaled approximately $2,567,000 (converted into U.S. dollars as of the date of the acquisition) in cash. The acquisition will be accounted for using the purchase method of accounting. Additional contingent payments of up to approximately $3,052,000 (based on a current exchange rate of AU $1.54 to US $1.00) may be paid in cash and shares of the Company's Class B common stock over a three year period based on achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price. Intangible assets of approximately $2,397,000 will be recorded and amortized using the straight-line method over an eight to ten-year period.

  In October 1999, the Company (through its Australian subsidiary) entered into a $2,100,000 revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.54 to $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $195,000 per quarter, beginning February 2000, to a maximum line of $1,300,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line.

                            TIER TECHNOLOGIES, INC.

                                  SCHEDULE II
                                 (in thousands)

                                         Balance at                      Balance at
                                         Beginning                         end of
                                         of Period  Additions Write-offs   period
                                         ---------- --------- ---------- ----------
Year Ended September 30, 1999
Allowance for doubtful receivables......    $260     $2,243     $(218)     $2,285

Year Ended September 30, 1998
Allowance for doubtful receivables......      50        320      (110)        260

Nine Months Ended September 30, 1997
Allowance for doubtful receivables......      --        113       (63)         50

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tier Technologies, Inc.

                                                   /s/ James L. Bildner
                                          By: _________________________________
Dated: December 10, 1999                             James L. Bildner
                                                 Chairman of the Board and
                                                  Chief Executive Officer

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

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ James L. Bildner           Chairman of the Board and     December 10, 1999
____________________________________  Chief Executive Officer
          James L. Bildner            (principal executive
                                      officer)

      /s/ William G. Barton          President, Chief Technology   December 10, 1999
____________________________________  Officer and Director
         William G. Barton

       /s/ George K. Ross            Executive Vice President and  December 10, 1999
____________________________________  Chief Financial Officer
           George K. Ross             (principal financial
                                      officer and principal
                                      accounting officer)

     /s/ Ronald L. Rossetti          Director                      December 10, 1999
____________________________________
         Ronald L. Rossetti

      /s/ Samuel Cabot III           Director                      December 10, 1999
____________________________________
          Samuel Cabot III

     /s/ William Van Faasen          Director                      December 10, 1999
____________________________________
         William Van Faasen

       /s/ Morgan Guenther           Director                      December 10, 1999
____________________________________
          Morgan Guenther

                                 EXHIBIT INDEX

 Exhibit
 Number                        Exhibit Description                         Page
 -------                       -------------------                         ----
   2.1   Business Purchase Agreement dated as of August 1, 1998 by and between Infact Pty Limited as trustee of the Infact Unit Trust and Tier Technologies (Australia) Pty Limited (the schedules and annexures to the Business Purchase Agreement have been omitted as permitted by the rules and regulations of the
         Securities and Exchange Commission (SEC) but will be provided supplementally to the SEC upon request) (1)....................

   2.2   First Amendment to Business Purchase Agreement dated as of
         September 30, 1998 by and between Infact Pty Limited, as
         trustee of the Infact Unit Trust and Tier Technologies
         (Australia) Pty Limited (14)...................................

   3.1   Amended and Restated Articles of Incorporation (14)............

   3.2   Amended and Restated Bylaws (2)................................

   4.1   Form of Class B Common Stock Certificate (3)...................

   4.2   See Exhibits 3.1 and 3.2 for provisions of the Amended and
         Restated Articles of Incorporation and Amended and Restated
         Bylaws of the Registrant defining rights of the holders of
         Class B Common Stock of the Registrant.........................

  10.1   Amended and Restated 1996 Equity Incentive Plan (8)*...........

  10.2 Second Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated as of February 16,
         1998 (4)*

  10.3   Second Amended and Restated Employment Agreement by and between the Registrant and William G. Barton, dated as of February 16,
         1998 (4)*......................................................

  10.4   Investors' Rights Agreement by and among the Registrant and holders of the Registrant's Series A Convertible Preferred
         Stock, dated as of July 28, 1997 (3)*..........................

  10.5   Stock Purchase Agreement by and among the Registrant and
         holders of the Registrant's Series A Convertible Preferred
         Stock, dated as of July 28, 1997 (3)*..........................

  10.6   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of December 31, 1996 (3)............

  10.7   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of January 2, 1997 (3)..............

  10.8   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of May 31, 1997 (3).................

  10.9   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of May 31, 1997 (3).................

  10.10  Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of July 15, 1997 (3)................

  10.11  Amended and Restated Full Recourse Secured Promissory Note,
         dated as of April 1, 1998, and Amended and Restated Pledge
         Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (4).......................................

  10.12  Amended and Restated Full Recourse Secured Promissory Note,
         dated as of April 1, 1998, and Amended and Restated Pledge
         Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (4).......................................


 Exhibit
 Number                        Exhibit Description                         Page
 -------                       -------------------                         ----
  10.13  Full Recourse Promissory Note by and between the Registrant and
         William G. Barton, dated as of December 31, 1996 (3)...........

  10.14  Full Recourse Secured Promissory Note, dated as of February 28,
         1997, and Amended and Restated Pledge Agreement, dated as of
         August 1, 1997, by and between the Registrant and William G.
         Barton (3).....................................................

  10.15  Full Recourse Promissory Note by and between the Registrant and
         William G. Barton, dated as of February 28, 1997 (3)...........

  10.16  Full Recourse Promissory Note by and between the Registrant and
         William G. Barton, dated as of July 15, 1997 (3)...............

  10.17  Full Recourse Promissory Note by and between the Registrant and
         F. Thomas Latham, dated as of July 15, 1997 (3)................

  10.18  Amended and Restated Employment Agreement by and between the
         Registrant and George K. Ross, dated as of February 16, 1998
         (4)*...........................................................

  10.19  Full Recourse Promissory Note by and between the Registrant and
         George K. Ross, dated as of February 3, 1997 (3)...............

  10.20  Office Lease by and between Urban West Business Park, Colony MB
         Partners, L.P., as Landlord, and Tier Corporation, a California
         Corporation, as Tenant, as amended July 29, 1997 (3)...........

  10.21  Form of Indemnification Agreement (3)..........................

  10.22  Tier Corporation 401(k) Plan, Summary Plan Description (3).....

  10.23  Asset Purchase Agreement by and among the Registrant, Encore
         Consulting LLC, David M. Beman, Thomas E. McLeod and Robert
         Myers, dated as of December 31, 1996 (3).......................

  10.24  Asset Purchase Agreement by and among the Registrant,
         Albanycrest Limited, a Limited Liability Company Incorporated
         in England, and Andrew David Armstrong, Thomas Thomson and
         Howard Moore, dated as of July 11, 1997 (3)....................

  10.25  Agreement for provision of consulting services by and between the Registrant and Kaiser Foundation Health Plan, Inc. (3).....

  10.26  Agreement for provision of consulting services by and between the Registrant and the State of Missouri (3)...................

  10.27  Agreement for provision of consulting services by and between the Registrant and Unisys Corporation (Arizona) (3)............

  10.28  Agreement for provision of consulting services by and between the Registrant and Unisys Corporation (Australia) (3)..........

  10.29  Employee Stock Purchase Plan (2)*..............................

  10.30  Voting Trust Agreement (3).....................................

  10.31  Form of Buy-Sell Agreement between James L. Bildner and William
         G. Barton (2)..................................................

  10.32  Business Purchase Agreement by and among Sancha Computer
         Services Pty Limited, Sancha Software Development Pty Limited
         and Tier Technologies (Australia) Pty Limited,
         dated as of February 26, 1998 (5)..............................

  10.33  Amendment of Business Purchase Agreement, among Sancha Computer
         Services PtyLimited, Sancha Software Development Pty Limited
         and Tier Technologies (Australia) Pty Limited, dated as of
         March 20, 1998 (5).............................................


 Exhibit
 Number                        Exhibit Description                         Page
 -------                       -------------------                         ----
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

  10.36  Full Recourse Promissory Note by and between the Registrant and
         George K. Ross, dated as of February 10, 1998 (4)..............

  10.37  Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998 (6).....................

  10.38  Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of May 22, 1998 (6).....................

  10.39  Amended Agreement by and between the Registrant and the State of Missouri, dated August 3, 1998 (14).........................

  10.40  Amended and Restated Pledge Agreement and Promissory Note by
         and between Registrant and William G. Barton (14)..............

  10.41  Amendment to Revolving Credit Agreement by and among the
         Registrant, Tier Technologies (United Kingdom), Inc. and
         BankBoston, N.A. (14)..........................................

  10.42  Second Amendment to Revolving Credit Agreement by and among the
         Registrant, Tier Technologies (United Kingdom), Inc. and
         BankBoston, N.A. (14)..........................................

  10.43  Guaranty Agreement by the Registrant in favor of NationsBank,
         N.A. with respect to a promissory note made by James L. and
         Nancy J. Bildner, dated as of December 22, 1998 (9)............

  10.44 Indemnification Agreement, dated December 22, 1998, by and between the Registrant and James L. and Nancy J. Bildner (9)...

  10.45  Pledge Agreement dated as of December 22, 1998, by and between the Registrant and James L. Bildner (9)........................

  10.46  Agreement for the sale and purchase of the entire issued share capital of Midas Computer Software Limited, dated November 26,
         1998, by and between Robert William Thompson, Yvonne Jayne
         Thompson, Dominic Frost, Ian Smith and the other parties named in Schedule 1 thereto and the Registrant (10)..................

  10.47  Amended and Restated 1996 Equity Incentive Plan, dated January
         28, 1999 (11)*.................................................

  10.48  Agreement for provision of consulting services by and between the Registrant and the State of New Jersey, division of Family
         Development (11)...............................................

  10.49  Asset Purchase Agreement dated as of May 17, 1999 by and between the Registrant and Humana, Inc. (12)...................

  10.50  End User Agreement dated as of May 17, 1999 between the
         Registrant and Humana, Inc. (12)...............................

  10.51  End User Agreement dated as of May 19, 1999 between the
         Registrant and Humana, Inc. (12)...............................

  10.52  Amended and Restated Pledge Agreement, dated as of June 30,
         1999, by and between the Registrant and James L. Bildner.
         (13)...........................................................

  10.53  Second Amended and Restated Pledge Agreement, dated as of June
         30, 1999, by and between the Registrant and James L. Bildner.
         (13)...........................................................

  10.54  Third Amended and Restated Pledge Agreement, dated as of June
         30, 1999, by and between the Registrant and James L. Bildner.
         (13)...........................................................


 Exhibit
 Number                        Exhibit Description                         Page
 -------                       -------------------                         ----
  10.55  Third Amended and Restated Pledge Agreement, dated as of June
         30, 1999, by and between the Registrant and William G. Barton.
         (13)...........................................................

  10.56  Amended and Restated Revolving Credit Agreement, dated as of
         May 28, 1999, by and between the Registrant, Tier Technologies
         (United Kingdom) and BankBoston, N.A. (13).....................

  10.57  First Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of June 30, 1999, by and between the
         Registrant, Tier Technologies (United Kingdom), Inc. and
         BankBoston, N.A. (13)..........................................

  10.58  Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of
         Human Resources. (13)..........................................

  10.59  Contract, dated as of May 27, 1999, by and between the
         Registrant and the State of Tennessee Department of Human
         Services. (13).................................................

  10.60  Contract for Goods and/or Services, dated August 10, 1999, by and between the Registrant and the Government of the District of Columbia....................................................

  10.61  Alliance Agreement in Support of Project Uxbridge dated
         September 1, 1999, by and between Tier Technologies (United
         Kingdom) Inc. and Siemens Business Services Limited............

  10.62  Second Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of September 30, 1999, by and between the
         Registrant, Tier Technologies (United Kingdom) Inc. and
         BankBoston, N.A................................................

  10.63  Employment Agreement by and between the Registrant and James R.
         Weaver, dated April 19, 1999.*.................................

  16.1   Letter re: change in certifying accountant (7).................

  21.1   Subsidiaries of the Registrant.................................

  23.1   Consent of PricewaterhouseCoopers LLP, Independent
         Accountants....................................................

  23.2   Consent of Ernst & Young LLP, Independent Auditors.............

  27.1   Financial Data Schedule........................................

--------
   * Management contract or compensatory plan required to be filed as an exhibit to this report.
 (1) Filed as an exhibit to the Current Report on Form 8-K, filed August 21, 1998, and incorporated herein by reference.
 (2) Filed as an exhibit to Form S-1/A No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.
 (3) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.
 (4) Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference.
 (5) Filed as an exhibit to the Current Report on Form 8-K, filed March 27, 1998, and incorporated herein by reference.
 (6) Filed as an exhibit to Form 10-Q, filed August 14, 1998, and incorporated herein by reference.
 (7) Filed as an exhibit to the Current Report on Form 8-K, filed July 27, 1998, and incorporated herein by reference.
 (8) Filed as Schedule A to Schedule 14C Information, filed November 6, 1998, and incorporated herein by reference.
 (9) Filed as an exhibit to Form 10-Q, filed February 12, 1999, and incorporated herein by reference.
(10) Filed as an exhibit to the Current Report on Form 8-K, filed December 17, 1998, and incorporated herein by reference.
(11) Filed as an exhibit to Form 10-Q, filed May 13, 1999, and incorporated herein by reference.
(12) Filed as an exhibit to the Current Report on Form 8-K, filed June 16, 1999, and incorporated herein by reference.
(13) Filed as an exhibit to Form 10-Q, filed August 13, 1999, and incorporated herein by reference.
(14) Filed as an exhibit to Form 10-K, filed December 21, 1998, and incorporated herein by reference.