Form 10-Q
period 1999-12-31
TIER TECHNOLOGIES INC
filed 2000-02-14
CIK 1045150

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q
                              __________________
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                              __________________

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)
                              __________________

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

                                (925) 937-3950
             (Registrant's telephone number, including area code)
                              __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


               (1) Yes [X]  No [ ]       (2) Yes [X]  No [ ]

As of January 31, 2000, the number of shares outstanding of the Registrant's Class A Common Stock was 1,546,337 and the number of shares outstanding of the Registrant's Class B Common Stock was 10,984,686.

This report contains a total of 24 pages of which this page is number 1.

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              -----
Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 1999...............    3

           Condensed Consolidated Statements of Operations for the three months ended
           December 31, 1999 and 1998.........................................................................    4

           Condensed Consolidated Statements of Cash Flows for the three months ended
           December 31, 1999 and 1998.........................................................................    5

           Notes to Condensed Consolidated Financial Statements...............................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............   11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................   22


                                              Part II--OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................................   22

Item 6.    Exhibits and Reports on Form 8-K...................................................................   23

Signatures ...................................................................................................   24

Safe Harbor Statement

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially from those set forth herein include, but are not limited to, those factors listed in ''Factors that May Affect Future Results'' section, as set forth beginning on page 16 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (in thousands)

                                                                                        December 31,    September 30,
                                                                                            1999             1999
                                                                                       --------------   --------------
                                       ASSETS
                                       ------

Current assets:
  Cash and cash equivalents..............................................................    $10,446          $10,121
  Restricted cash........................................................................        950              819
  Short-term investments.................................................................      8,763            8,971
  Accounts receivable, net...............................................................     27,033           26,151
  Prepaid expenses and other current assets..............................................      2,968            2,653
                                                                                             -------          -------
     Total current assets................................................................     50,160           48,715
Equipment and improvements, net..........................................................      6,974            7,012
Notes and accrued interest receivable from related parties...............................      1,466            1,486
Intangible assets, net...................................................................     25,414           23,913
Other assets.............................................................................      2,433            2,818
                                                                                             -------          -------
     Total assets........................................................................    $86,447          $83,944
                                                                                             =======          =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Accounts payable.......................................................................    $ 3,401          $ 2,759
  Accrued liabilities....................................................................      5,583            2,618
  Accrued subcontractor expenses.........................................................        568            1,113
  Accrued compensation and related liabilities...........................................      3,421            3,476
  Income taxes payable...................................................................        291              995
  Deferred income........................................................................      1,417            1,506
  Other current liabilities..............................................................        399              408
                                                                                             -------          -------
     Total current liabilities...........................................................     15,080           12,875
Borrowings, less current portion.........................................................      1,672              443
Other liabilities........................................................................        351              358
                                                                                             -------          -------
     Total liabilities...................................................................     17,103           13,676
                                                                                             -------          -------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value.............................................................     65,935           66,012
  Notes receivable from shareholders.....................................................     (1,773)          (1,773)
  Deferred compensation..................................................................       (292)            (352)
  Accumulated other comprehensive income (loss)..........................................       (298)            (101)
  Retained earnings......................................................................      5,772            6,482
                                                                                             -------          -------
     Total shareholders' equity..........................................................     69,344           70,268
                                                                                             -------          -------
     Total liabilities and shareholders' equity..........................................    $86,447          $83,944
                                                                                             =======          =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)



                                                                                     Three Months
                                                                                         Ended
                                                                                     December 31,
                                                                                  --------------------
                                                                                  1999            1998
                                                                                  ----            ----
Revenues.....................................................                    $24,613         $21,356
Cost of revenues.............................................                     14,847          13,156
                                                                                 -------         -------

Gross profit.................................................                      9,766           8,200
Costs and expenses:
 Selling and marketing.......................................                      1,488           1,287
 General and administrative..................................                      5,609           3,459
 Other nonrecurring charges..................................                      1,750              --
 Compensation charge related to business combinations........                         60              61
 Depreciation and amortization...............................                      1,258             527
                                                                                 -------         -------
Income (loss) from operations................................                       (399)          2,866
Interest income (expense), net...............................                        237             456
                                                                                 -------         -------
Income (loss) before income taxes............................                       (162)          3,322
Provision for income taxes...................................                        548           1,296
                                                                                 -------         -------
Net income (loss)............................................                    $  (710)        $ 2,026
                                                                                 =======         =======
Basic net income (loss) per share............................                     $(0.06)          $0.17
                                                                                 =======         =======
Shares used in computing basic net income (loss) per share...                     12,230          11,881
                                                                                 =======         =======
Diluted net income (loss) per share..........................                     $(0.06)          $0.16
                                                                                 =======         =======
Shares used in computing diluted net income (loss) per share.                     12,230          12,816
                                                                                 =======         =======




            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                                               Three Months Ended
                                                                                                                  December 31,
                                                                                                              ---------------------
                                                                                                                1999        1998
                                                                                                              ---------   ---------
Net cash provided by operating activities....................................................................  $ 3,711    $  4,459
                                                                                                               -------    --------

Investing activities:
Purchases of equipment and improvements......................................................................     (717)       (408)
Notes and accrued interest receivable from related parties...................................................     (163)       (262)
Repayment on notes and accrued interest receivable from related parties......................................      100          --
Business combinations, net of cash acquired..................................................................   (3,862)     (2,879)
Restricted cash..............................................................................................     (131)         --
Purchases of available-for-sale securities...................................................................     (824)    (20,049)
Sales and maturities of available-for-sale securities........................................................    1,032       9,122
Other assets.................................................................................................      169          41
                                                                                                               -------    --------
Net cash used in investing activities........................................................................   (4,396)    (14,435)
                                                                                                               -------    --------
Financing activities:
Borrowings under bank lines of credit........................................................................    1,302         832
Payments on borrowings.......................................................................................       --        (832)
Repurchases of common stock..................................................................................     (281)         --
Repayment by shareholders on notes receivable................................................................       --         138
Issuance of Class B common stock.............................................................................      180         528
Payments on capital lease obligations and notes payable to shareholders......................................      (90)        (26)
                                                                                                               -------    --------
Net cash provided by financing activities....................................................................    1,111         640
                                                                                                               -------    --------
Effect of exchange rate changes on cash......................................................................     (101)         (2)
                                                                                                               -------    --------
Net increase (decrease) in cash and cash equivalents.........................................................      325      (9,338)
Cash and cash equivalents at beginning of period.............................................................   10,121      22,466
                                                                                                               -------    --------
Cash and cash equivalents at end of period...................................................................  $10,446    $ 13,128
                                                                                                               =======    ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest paid..............................................................................................  $   100    $     73
                                                                                                               =======    ========
  Income taxes paid (refunded), net..........................................................................  $ 1,288    $  1,052
                                                                                                               =======    ========
Equipment acquired under capital lease obligations...........................................................  $    54    $     --
                                                                                                               =======    ========
Assumed liabilities related to business combinations.........................................................  $   812    $  1,931
                                                                                                               =======    ========
Class B common stock issued in business combinations.........................................................  $    --    $  1,328
                                                                                                               =======    ========
Conversion of Class A common stock to Class B common stock...................................................  $    93    $     --
                                                                                                               =======    ========




            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on December 10, 1999 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended December 31, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2000 or any future period, and the Company makes no representations related thereto.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2--REVENUE RECOGNITION

  The majority of the Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $9,239,000 and $8,390,000 at December 31, 1999 and September 30, 1999, respectively. Unbilled receivable for one client accounted for 14.7% of total accounts receivable at December 31, 1999.

  Revenues derived from sales to governmental agencies were $15,019,000 and $5,260,000 for the three months ended December 31, 1999 and 1998, respectively.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 3--ACQUISITIONS

Simsion Bowles & Associates

Effective October 1, 1999, the Company acquired all the issued and outstanding capital stock of Simsion Bowles & Associates ("SBA"), an Australian entity which provides business process reengineering and integration of e-commerce consulting services. The initial purchase price totaled approximately $2,567,000 (converted into U.S. dollars as of the date of the acquisition) in cash, including $441,000 in estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting. Additional contingent payments of up to approximately $3,064,000 (based on a current exchange rate of AU $1.54 to US $1.00) may be paid in cash and shares of the Company's Class B common stock over a three-year period based on the acquired business achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price. Intangible assets of approximately $2,397,000 were recorded and are being amortized using the straight-line method over an eight to ten-year period. The accompanying consolidated financial statements include the results of operations of SBA for periods beginning on or subsequent to October 1, 1999.

  The allocation of the initial purchase price was as follows:

                                                    (in thousands)
  Cash paid  .......................................     $2,126
  Estimated acquisition costs  .....................        441
                                                         ------
                                                         $2,567
                                                         ======


  Tangible assets  .................................     $  984
  Intangible assets  ...............................      2,397
  Liabilities assumed  .............................       (814)
                                                         ------
                                                         $2,567
                                                         ======

  Acquired tangible assets, which primarily consist of fixed assets, are being depreciated over their useful lives of three to five years.

NOTE 4--BANK LINES OF CREDIT

  At December 31, 1999, the Company had an $8 million revolving credit facility which matures on May 27, 2000. The total commitment amount is limited to the lesser of 85% of eligible accounts receivable or $8 million and is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. Interest is based on either the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%, at the Company's option. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 1999, the Company was not in compliance with certain convenants; however, the bank waived such noncompliance. As of December 31, 1999 and September 30, 1999, the Company had no outstanding borrowings under this credit facility; however, the Company's borrowing base has been reduced by the $800,000 letter of credit issued in connection with the Company's acquisition of certain assets and liabilities of Service Design Associates, Inc.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 4--BANK LINES OF CREDIT (continued)

  In October 1999, the Company (through one of its Australian subsidiaries) entered into a $2,100,000 revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.54 to US $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $195,000 per quarter, beginning February 2000, to a maximum line of approximately $1,302,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of December 31, 1999, the available principal balance of the line of credit was reduced by two letters of credit totalling approximately $78,000. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (7.75% per annum as of December 31, 1999) and interest is payable monthly. As of December 31, 1999, the outstanding balance on the Loan was approximately $1,302,000. Among other provisions, the Loan requires the Company to maintain certain minimum financial ratios. As of December 31, 1999, the Company was in compliance with the Loan covenants.

NOTE 5 -- NET INCOME (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                      --------------------------------
                                                                                       1999                     1998
                                                                                      ------                   ------
                                                                                   (in thousands, except per share data)
Numerator:
      Net income (loss).......................................................          $  (710)              $ 2,026
                                                                                        =======               =======
Denominator for basic income (loss) per share-weighted
  average common shares outstanding...........................................           12,230                11,881
Effects of dilutive securities:
      Common stock options....................................................               --                   820
      Common stock contingently issuable .....................................               --                   115
                                                                                        -------               -------
Denominator for diluted net income (loss) per share-
  adjusted weighted average common shares and
  assumed conversions.........................................................           12,230                12,816
                                                                                        =======               =======
Basic net income (loss) per share.............................................          $ (0.06)              $  0.17
                                                                                        =======               =======
Diluted net income (loss) per share...........................................          $ (0.06)              $  0.16
                                                                                        =======               =======

    For the three months ended December 31, 1999, options to purchase approximately 4,055,000 shares of Class B common stock at prices ranging from $2.45 to $17.81 per share were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended December 31, 1999, common stock equivalents of 250,000 shares were excluded from the calculation of diluted net loss per share since their effect would have been anti-dilutive.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 6--COMPREHENSIVE INCOME (LOSS)

  The Company's comprehensive income (loss) was as follows:

                                                                Three Months Ended
                                                                   December 31,
                                                               ---------------------
                                                                 1999         1998
                                                               --------    ---------
                                                                   (in thousands)
  Net income (loss)  ......................................      $(710)      $2,026
  Currency translation adjustment  ........................       (197)         343
                                                                 -----       ------
  Comprehensive income (loss)  ............................      $(907)      $2,369
                                                                 =====       ======

NOTE 7--OTHER NONRECURRING CHARGES

  In December 1999, the Company's Board of Directors approved a plan to sell or dispose of its United Kingdom ERP business. The write-down of certain assets associated with this business is included in other nonrecurring charges after reflecting projected proceeds from a potential sale. The Company may record additional charges and incur additional operating losses from this subsidiary in future quarters as it completes the sale or disposal of this operation. Also included in other nonrecurring charges are severance costs for a former officer.

NOTE 8--ALLIANCE AGREEMENT

  In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Under the Alliance Agreement, the Company has committed to utilizing a minimum amount of resources from the SBS Application Services Center ("ASC"). The Company will market the ASC's services worldwide in exchange for fees based on the utilization of resources. To the extent there is a shortfall in minimum utilization, the Company's obligation under the Alliance Agreement shall not exceed $17,400,000 over the five-year life of the agreement. Through December 31, 1999, there have been no minimum utilization requirements under the Alliance Agreement. The Company will also receive approximately $11,200,000 for consulting services provided over the life of the Alliance Agreement.

NOTE 9--SEGMENT INFORMATION

  The Company operates in four reportable segments: Commercial Services, Government Services, Australian Operations and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit, while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense) or income tax expense in segment profitability. The table below presents financial information for the four reportable segments and for items that cannot be allocated to the operating segments (in thousands):

                                                                                              United
                                                   Commercial    Government    Australian    Kingdom
                                                    Services      Services     Operations   Operations     Other       Total
                                                   -----------   -----------   ----------   ----------   ---------   ---------
Three Months Ended December 31, 1999:
    Revenues....................................       $ 3,502       $12,126       $6,658       $2,327       $ --      $24,613
    Gross profit................................         1,159         5,247        2,523          908        (71)       9,766

  Three Months Ended December 31, 1998:
    Revenues....................................       $11,388       $ 4,617       $3,961       $1,390       $ --      $21,356
    Gross profit................................         4,825         1,464        1,512          406         (7)       8,200

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS
133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the fourth quarter of fiscal 2001 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended December 31, 2000. The Company is in the process of determining the impact that adoption of SAB 101 will have on the consolidated financial statements.

NOTE 11--CONTRACT DISPUTE

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it has not breached the agreement. On June 28, 1999, after a series of discussions with the prime contractor, the Company filed a federal civil action against the prime contractor for the amounts the Company is due. At that time, the Company established a reserve for the net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief and damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. The Company denies the allegations and intends to pursue its own claim against the prime contractor. The parties to the action have commenced voluntary discovery. The court has set a new case management hearing date for August 29, 2000. The parties have agreed to mediate this dispute with JAMS prior to the continued case management conference. The court will set the case for trial and order completion of all discovery at the continued case management hearing on August 29, 2000. In the event the prime contractor prevails in its action, the Company's financial condition, results of operations and cash flows would be materially and adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Tier provides comprehensive business solutions where information technology ("IT") implementations are a significant component of an overall business solution. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $24.6 million in the three months ended December 31, 1999 from $21.4 million in the three months ended December 31, 1998. A significant portion of the Company's revenues are derived from sales to government agencies. For the three months ended December 31, 1999, approximately 61.0% of the Company's revenues were derived from sales to government agencies, as compared to 24.6% for the three months December 31, 1998. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown to 877 on December 31, 1999 from 510 on December 31, 1998.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a fixed price basis was 35.2% and 9.3% for the three months ended December 31, 1999 and 1998, respectively. The percentage of revenues generated on a per-transaction basis was 11.0% for the three months ended December 31, 1999. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future. If the Company significantly overestimates the volume for transaction-based contracts, its financial condition and results of operations would be materially and adversely affected.

  The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended December 31, 1999, the District of Columbia accounted for 11.0% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

  Personnel and rent expenses represent a significant percentage of the Company's operating expenses and are relatively fixed in advance of any particular quarter. The Company' manages its personnel utilization rates by carefully monitoring its needs and anticipating personnel increases based on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, the Company's results of operations would be materially and adversely affected. In addition, to the extent that the Company is unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, the Company's business, financial condition and results of operations would be materially and adversely affected.

  From December 1996 through December 31, 1999, the Company made thirteen acquisitions for a total cost of approximately $30.7 million in cash and shares of Class B common stock, excluding future contingent payments. The Company also incurred $1.9 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. International operations accounted for 36.5% and 25.1% of revenues for the three months ended December 31, 1999 and 1998, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.


Results of Operations

  The following table summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                                                                              Three Months
                                                                                           Ended December 31,
                                                                                       ---------------------------
                                                                                           1999           1998
                                                                                       ------------   ------------
Revenues............................................................................         100.0%         100.0%
Cost of revenues....................................................................          60.3           61.6
                                                                                             -----          -----
Gross profit........................................................................          39.7           38.4
Costs and expenses:
  Selling and marketing.............................................................           6.0            6.0
  General and administrative........................................................          22.8           16.2
  Other nonrecurring charges........................................................           7.1             --
  Compensation charge related to business combinations..............................           0.3            0.3
  Depreciation and amortization.....................................................           5.1            2.5
                                                                                             -----          -----
Income (loss) from operations.......................................................          (1.6)          13.4
Interest income (expense), net......................................................           0.9            2.1
                                                                                             -----          -----
Income (loss) before income taxes...................................................          (0.7)          15.5
Provision for income taxes..........................................................           2.2            6.0
                                                                                             -----          -----
Net income (loss)...................................................................          (2.9%)          9.5%
                                                                                             =====          =====


Three Months Ended December 31, 1999 and December 31, 1998

  Revenues.   Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 15.3% to $24.6 million for the three months ended December 31, 1999 from $21.4 million in the three months ended December 31, 1998. This increase resulted primarily from multiple acquisitions and internal growth, as partially offset by a decrease in revenues from commercial operations.

  Gross Profit.   Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel expenses, and any equipment or software costs. For payment processing center operations, cost of revenues also include facility, equipment and overhead costs. Gross margin increased 19.1% to $9.8 million for the three months ended December 31, 1999 from $8.2 million for the three months ended December 31, 1998. Gross margin increased to 39.7% for the three months ended December 31, 1999 as compared to 38.4% for the three months ended December 31, 1998. This increase resulted primarily from the increase in the payment processing center portion of our business, which has a higher gross margin than our other consulting services.

  Selling and Marketing.   Selling and marketing expenses consist primarily of
personnel costs, sales commissions, travel costs and product literature. Selling and marketing expenses increased 15.6% to $1.5 million for the three months ended December 31, 1999 from $1.3 million for the three months ended December 31, 1998. As a percentage of revenues, selling and marketing expenses were 6.0% for the three months ended December 31, 1999 and 1998. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel through acquisitions. The Company expects selling and marketing expenses to increase in future quarters as the Company continues to make investments in business development.

  General and Administrative.   General and administrative expenses consist
primarily of personnel costs related to general management and administrative functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 62.2% to $5.6 million for the three months ended December 31, 1999 from $3.5 million for the three months ended December 31, 1998. As a percentage of revenues, general and administrative expenses increased to 22.8% for the three months ended December 31, 1999 from 16.2% in the three months ended December 31, 1998. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was attributable primarily to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

  Other Nonrecurring Charges. The other nonrecurring charges of $1.8 million for the three months ended December 31, 1999, result primarily from the write-down of the United Kingdom ERP business which the Company has decided to sell or dispose of and severance costs for a former officer. The United Kingdom ERP business write-down has been reduced by projected proceeds from a potential sale. If the Company is unable to sell the United Kingdom ERP business or if there is a change in the projected proceeds from the sale, additional charges may be recorded.

  Compensation Charge Related to Business Combinations.   Compensation charge
related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations was $60,000 for the three months ended December 31, 1999 and $61,000 in the three months ended December 31, 1998. As a percentage of revenues, compensation charges related to business combinations were 0.3% for the three months ended December 31, 1999 and 1998. For the three months ended December 31, 1999 and 1998, the compensation charge related to business combinations resulted from the amortization of the value of shares to be released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited. Compensation charges related to business combinations may fluctuate in future quarters due to the varying timing of future contingent payments.

  Depreciation and Amortization.   Depreciation and amortization consist
primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 138.7% to $1.3 million for the three months ended December 31, 1999 from $527,000 for the three months ended December 31, 1998. As a percentage of revenues, depreciation and amortization increased to 5.1% for the three months ended December 31, 1999 from 2.5% for the three months ended December 31, 1998. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures. The Company expects that depreciation and amortization will continue to increase in absolute dollars, although it may vary as a percentage of revenues.

  Interest Income  (Expense), Net.   Net interest income decreased 48.0% to
$237,000 for the three months ended December 31, 1999 compared to net interest income of $456,000 for the three months ended December 31, 1998. This decrease was primarily attributable to the decrease in cash and investment balances as a result of acquisitions, and purchases of equipment and improvements.

  Provision for Income Taxes. The provision for income taxes was $548,000 for the three months ended December 31, 1999 and $1.3 million for the three months ended December 31, 1998. The provision for income taxes for the three months ended December 31, 1999 is impacted by other nonrecurring charges for which no tax benefit can be recorded at this time. The Company anticipates its effective tax rate for the fiscal year ending September 30, 2000 will not be materially different from 41.5%. For the three months ended December 31, 1998, the Company's effective tax rate was 39%. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the inability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to monitor the effective tax rate on a quarterly basis.

Liquidity and Capital Resources

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions and potential contingent payments related to prior acquisitions. The Company maintains an $8 million revolving credit facility (the "Credit Facility") that allows the Company to borrow the lesser of an amount equal to 85% of eligible accounts receivable or $8 million. The Credit Facility bears interest, at the Company's option, either at the adjusted LIBOR rate plus 2.5% per annum or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's prime rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. The Credit Facility contains certain restrictive covenants, including limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends (other than dividends payable in its stock). The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a minimum ratio of total liabilities to earnings before interest, taxes, depreciation and amortization. As of December 31, 1999, the Company was not in compliance with certain covenants; however, the bank waived such noncompliance. As of December 31, 1999, there were no borrowings outstanding under the Credit Facility; however, the availability of the total commitment amount to the Company has been reduced by an $800,000 letter of credit issued in connection with the Company's acquisition of certain assets and liabilities of Service Design Associates, Inc. ("SDA") in March 1999.

  In October 1999, the Company (through one of its Australian subsidiaries) entered into a $2,100,000 revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.54 to US $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $195,000 per quarter, beginning February 2000, to a maximum line of approximately $1,302,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of December 31, 1999, the available principal balance of the line of credit was reduced by two letters of credit totalling approximately $78,000. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (7.75% per annum as of December 31, 1999) and interest is payable monthly. As of December 31, 1999, the outstanding balance on the Loan was approximately $1,302,000. Among other provisions, the Loan requires the Company to maintain certain minimum financial ratios. As of December 31, 1999, the Company was in compliance with the Loan covenants.

  Net cash provided by operating activities was $3.7 million in the three months ended December 31, 1999 as compared to $4.5 million in the three months ended December 31, 1998. The decrease in net cash provided by operating activities is largely attributable to the increases in receivables and other assets, partially offset by the increase in depreciation and amortization and other payables.

  Net cash used in investing activities was $4.4 million and $14.4 million in the three months ended December 31, 1999 and December 31, 1998, respectively. The decrease in cash used in investing activities is largely attributable to the decrease in cash available for investment. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $771,000 in the three months ended December 31, 1999 and $408,000 in the three months ended December 31,

1998. The increase in capital expenditures was primarily attributable to equipment requirements for our payment processing centers. The Company anticipates that it will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance the Company's global operations and support its growth, as well as potential expenditures related to new office leases and payment processing center operations.

  Net cash provided by financing activities totaled $1.1 million in the three months ended December 31, 1999 and $640,000 in the three months ended December 31, 1998.The net cash provided by financing activities for the three months ended December 31, 1999 results primarily from the bank borrowings in Australia.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, contingent payments earned, new contracts, the timing of the receipt of accounts receivable and employee growth. The Company is involved in a contract dispute with a prime contractor. See "Item 1. Legal Proceedings." On June 28, 1999, the Company filed a federal civil action against the prime contractor for the amounts the Company is due under the contract. On August 11, 1999, the Company received the prime contractor's answer and counterclaim, in which the prime contractor denies the Company's claim, alleges breach of contract by the Company and seeks declaratory relief and damages in excess of $8 million. The Company denies the allegations and intends to pursue its own claim against the prime contractor. At this time, there can be no assurance as to the course of this dispute or its possible resolution. In the event the prime contractor prevails in its action, the Company's financial condition and results of operations would be materially and adversely affected. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Year 2000 Update

  The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its service offerings, financial business systems and administrative functions. To the extent these software applications are unable to continue to appropriately interpret the calendar year "2000" and subsequent years, remediation of such applications will be necessary.

  As discussed in Form 10-K for the year ended September 30, 1999, the Company assessed the preparedness of its internal IT and non-IT systems and had substantially completed the remediation, testing and certification of its critical internal systems. To date, no significant Year 2000 related problems have been identified. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. The Company has not incurred material remediation costs to date and does not anticipate that the cost of any additional remediation will have a material adverse effect on the Company's business, result of operations or financial condition.

  In addition, the Company has made an evaluation of the Year 2000 readiness of its key suppliers and other key third parties. To date, no significant Year 2000 related problems have been identified. The Company continues to work with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

  Since entering the Year 2000, the Company has not experienced any major disruptions, impacting its customers and suppliers to its business, nor is it aware of any significant Year 2000-related disruptions. There can be no assurance that the remediation, testing and certification of the Company's systems will continue to be successful or that the conversion programs of the Company's key contractors will continue to be successful, and that any Year 2000 Issue compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

Factors That May Affect Future Results

  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-Q. Tier is referred to in this section as "we" or "us".

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

  .  any delays incurred in connection with, or early termination of, a project,

  .  employee utilization rates,

  .  the number of billable days in a particular quarter,

  .  the adequacy of provisions for losses,

  . the accuracy of estimated transaction volume in computing transaction rates for payment processing center operations,

  . demand for our services generated by strategic partnerships and certain prime contractors,

  . our ability to increase both the number and size of engagements from existing clients, and

  .  economic conditions in the vertical and geographic markets we serve.

  Due to the relatively long sales cycles for our services in the government services market, the timing of revenue is difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Revenues are impacted by the amount of holidays and vacations taken both within our consultant base and by our clients. As a result, revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our common stock. In addition, our operating results will from time to time be below the expectations of analysts and investors.

  Potential Adverse Effect on Operating Results from Dependence on Large
Projects, Limited Clients or Certain Market Sectors.   The completion,
cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the three months ended December 31, 1999, the District of Columbia accounted for 11.0% of our revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

  Dependence on Contracts with Government Agencies.   For the three months ended
December 31, 1999, approximately 61.0% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

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

  Control of Company and Corporate Actions by Principal Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A common stock have entered into a Voting Trust with respect to their shares of Class A common stock, which represents 59.1% of the total common stock voting power at December 31, 1999. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustees, James
L. Bildner and William G. Barton. As a result, Messrs. Bildner and Barton will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

  Potential Failure to Identify, Acquire or Integrate New Acquisitions.    An
important component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through December 31, 1999, we acquired thirteen businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

  .  diversion of management's attention,

  .  failure to retain key personnel,

  .  increased general and administrative expenses,

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

  Dependence on Partnerships with Third Parties in Performing Certain Client
Engagements.   We sometimes perform client engagements in partnership with third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also partner with software or technology providers to jointly bid and perform engagements. In these situations, we depend on the software, resources and technology of our partners in order to perform the engagement. There can be no assurance that actions or failures attributable to our partners or to the prime contractor or subcontractor will not also negatively affect our business, financial condition or results of operations. In addition, the refusal or inability of a partner to permit continued use of its software, resources or technology by us, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would have a material adverse effect on our business, financial condition and results of operations.

  Failure to Estimate Accurately Fixed Price and Performance-Based Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the three months ended December 31, 1999, 35.2% of our revenues were generated on a fixed price basis and 11.0% of our revenues were generated from performance-based contracts. We believe that the percentage of revenues attributable to fixed price contracts will continue to be significant and the percentage of revenue attributable to performance-based contracts may grow.

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

  .  reputation,

  .  project management expertise,

  .  industry expertise,

  .  speed of development and implementations,

  .  technical expertise,

  .  competitive pricing, and

  . the ability to deliver results on a fixed price and transaction-basis as well as a time and materials basis.

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

  Failure to Manage and Expand International Operations.   For the three months
ended December 31, 1999, international operations accounted for 36.5% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must be able to provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

  Potential Year 2000 Non-Compliance.   The "Year 2000 Issue" is typically the
result of software being written using two digits rather than four to define the applicable year. The Company uses a significant number of computer software programs and operating systems in its service offerings, financial business systems and administrative functions. To the extent these software applications are unable to continue to appropriately interpret the calendar year "2000" and subsequent years, remediation of such applications will be necessary.

  As discussed in Form 10-K for the year ended September 30, 1999, the Company assessed the preparedness of its internal IT and non-IT systems and had substantially completed the remediation, testing and certification of its critical internal systems. To date, no significant Year 2000 related problems have been identified. The Company's internal systems are largely PC-based and a majority were recently acquired or installed. As a result, the Company believes that a high percentage of its hardware and non-IT systems already address the Year 2000 Issue, as does a majority of its software. The Company has not incurred material remediation costs to date and does not anticipate that the cost of any additional remediation will have a material adverse effect on the Company's business, result of operations or financial condition.

  In addition, the Company has made an initial evaluation of the Year 2000 readiness of its key suppliers and other key third parties. To date, no significant Year 2000-related problems have been identified. The Company is working with these parties to address the Year 2000 Issue and to obtain appropriate assurances. The Company's operations could be materially adversely affected if these third parties or the products or services they supply to Tier are disrupted or impaired by the Year 2000 Issue.

  Since entering the Year 2000, the Company has not experienced any major disruptions, impacting its customers and suppliers to its business, nor is it aware of any significant Year 2000-related disruptions. There can be no assurance that the remediation, testing and certification of the Company's systems will be successful or that the conversion programs of the Company's key contractors will continue to be successful, and that any Year 2000 Issue compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

  Foreign Currency Exchange Rate Risk.   The Company has wholly owned
subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary and a United Kingdom subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the three months ended December 31, 1999. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.


                         PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it has not breached the agreement. On June 28, 1999, the Company filed a civil action (Tier Technologies, Inc. v. Unisys Corporation) in the United States District Court for the Northern District of California seeking money damages in excess of $2 million and a declaration that the Company has performed its duties and obligations under the agreement, that it has no further obligations under the agreement, and that the prime contractor is obligated to pay the Company all amounts outstanding under the agreement. At that time, the Company established a reserve for the net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief. The prime contractor is also seeking damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. The Company denies the prime contractor's allegations and intends to pursue its own claim against the prime contractor. The parties to the action have commenced voluntary discovery. The court has set a new case management hearing date for August 29, 2000. The parties have agreed to mediate this dispute with JAMS prior to the continued case management conference. The court will set the case for trial and order completion of all discovery at the continued case management hearing on August 29, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

Exhibit
--------
 Number                                  Description
--------          ----------------------------------------------------------
27.1       Financial Data Schedule

__________

  (b) Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Tier Technologies, Inc.

Dated: February 14, 2000

                           By:                /s/ JAMES L. BILDNER
                               ------------------------------------------------

                                               James L. Bildner
                               Chairman of the Board and Chief Executive Officer
                                          (Duly Authorized Officer)


                           By:                /s/ LAURA B. DEPOLE
                               ------------------------------------------------

                                              Laura B. DePole
                                          Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
----------
  Number                             Description                          Page
----------             --------------------------------------------       ----
27.1         Financial Data Schedule