Form 10-Q
period 2000-03-31
TIER TECHNOLOGIES INC
filed 2000-05-15
CIK 1045150

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

                 For the quarterly period ended March 31, 2000

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

         (1) Yes [X]  No [_]                       (2) Yes [X]  No [_]

   As of May 8, 2000, the number of shares outstanding of the Registrant's Class A Common Stock was 1,556,337 and the number of shares outstanding of the Registrant's Class B Common Stock was 11,044,593.

   This report contains a total of 27 pages of which this page is number 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        Part I -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
    Item 1. Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets as of March 31, 2000
             and September 30, 1999.....................................     3
            Condensed Consolidated Statements of Operations for the
             three and six months ended March 31, 2000 and 1999.........     4
            Condensed Consolidated Statements of Cash Flows for the six
             months ended March 31, 2000 and 1999.......................     5
            Notes to Condensed Consolidated Financial Statements........     6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    12
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    23
                           Part II -- OTHER INFORMATION
    Item 2. Changes in Securities and Use of Proceeds...................    24
    Item 4. Submission of Matters to a Vote of Security Holders.........    24
    Item 6. Exhibits and Reports on Form 8-K............................    25
    Signatures...........................................................   26

Safe Harbor Statement

   Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially from those set forth herein include, but are not limited to, those factors listed in "Factors that May Affect Future Results" section, as set forth beginning on page 17 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                       March 31, September 30,
                                                         2000        1999
                                                       --------- -------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $14,107     $10,121
 Restricted cash......................................      386         819
 Short-term investments...............................    6,714       8,971
 Accounts receivable, net.............................   25,261      26,151
 Prepaid expenses and other current assets............    4,004       2,653
                                                        -------     -------
  Total current assets................................   50,472      48,715
Equipment and improvements, net.......................    6,302       7,012
Notes and accrued interest receivable from related
 parties..............................................    1,599       1,486
Intangible assets, net................................   38,458      23,913
Other assets..........................................    2,392       2,818
                                                        -------     -------
  Total assets........................................  $99,223     $83,944
                                                        =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................  $ 2,273     $ 2,759
 Accrued liabilities..................................    3,050       2,520
 Accrued subcontractor expenses.......................      336       1,113
 Accrued compensation and related liabilities.........    4,291       3,476
 Purchase price payable...............................   11,742          98
 Income taxes payable.................................      --          995
 Deferred income......................................    1,518       1,506
 Other current liabilities............................      308         408
                                                        -------     -------
  Total current liabilities...........................   23,518      12,875
Borrowings and capital lease obligation, less current
 portion..............................................    1,501         443
Other liabilities.....................................    5,091         358
                                                        -------     -------
  Total liabilities...................................   30,110      13,676
                                                        -------     -------
Commitments and contingent liabilities
Shareholders' equity:
 Common stock, no par value...........................   65,762      66,012
 Notes receivable from shareholders...................   (1,773)     (1,773)
 Deferred compensation................................     (234)       (352)
 Accumulated other comprehensive income (loss)........   (1,229)       (101)
 Retained earnings....................................    6,587       6,482
                                                        -------     -------
  Total shareholders' equity..........................   69,113      70,268
                                                        -------     -------
  Total liabilities and shareholders' equity..........  $99,223     $83,944
                                                        =======     =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                Three Months      Six Months
                                               Ended March 31,  Ended March 31,
                                               ---------------- ---------------
                                                2000     1999    2000    1999
                                               -------  ------- ------- -------
Revenues.....................................  $27,490  $20,243 $52,103 $41,599
Cost of revenues.............................   17,095   12,664  31,942  25,820
                                               -------  ------- ------- -------
Gross profit.................................   10,395    7,579  20,161  15,779
Costs and expenses:
 Selling and marketing.......................    1,878    1,470   3,366   2,757
 General and administrative..................    6,035    4,593  11,644   8,052
 Other nonrecurring charges (gains), net.....     (199)     --    1,551     --
 Compensation charge related to business
  combinations...............................       58       60     118     122
 Depreciation and amortization...............    1,427      831   2,685   1,358
                                               -------  ------- ------- -------
Income from operations.......................    1,196      625     797   3,490
Interest income (expense), net...............      197      368     434     825
                                               -------  ------- ------- -------
Income before income taxes...................    1,393      993   1,231   4,315
Provision for income taxes...................      578      387   1,126   1,683
                                               -------  ------- ------- -------
Net income...................................  $   815  $   606 $   105 $ 2,632
                                               =======  ======= ======= =======
Basic net income per share...................  $  0.07  $  0.05 $  0.01 $  0.22
                                               =======  ======= ======= =======
Shares used in computing basic net income per
 share.......................................   12,312   12,003  12,271  11,945
                                               =======  ======= ======= =======
Diluted net income per share.................  $  0.06  $  0.05 $  0.01 $  0.20
                                               =======  ======= ======= =======
Shares used in computing diluted net income
 per share...................................   12,961   12,944  12,877  12,855
                                               =======  ======= ======= =======


            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                               March 31,
                                                            -----------------
                                                             2000      1999
                                                            -------  --------
Net cash provided by operating activities.................. $ 2,489  $  1,642
                                                            -------  --------
Investing activities:
Purchases of equipment and improvements....................  (1,260)   (1,845)
Notes and accrued interest receivable from related
 parties...................................................    (472)     (327)
Repayment on notes and accrued interest receivable from
 related parties...........................................     199       164
Business combinations, net of cash acquired................  (4,426)  (10,408)
Subsidiary disposal, net of cash...........................   3,303       --
Restricted cash............................................     410       --
Purchases of available-for-sale securities.................  (1,845)  (22,027)
Sales of available-for-sale securities.....................   2,316    11,272
Maturities of available-for-sale securities................   1,979    10,884
Other assets...............................................     126      (106)
                                                            -------  --------
Net cash provided by (used in) investing activities........     330   (12,393)
                                                            -------  --------
Financing activities:
Borrowings under bank lines of credit......................   1,456       909
Payments on borrowings.....................................     --     (1,466)
Repurchase of common stock.................................    (974)      --
Net proceeds from issuance of common stock.................     876       838
Repayment by shareholders on notes receivable..............     --        386
Payments on capital lease obligations and notes payable to
 shareholders..............................................    (176)      (81)
                                                            -------  --------
Net cash provided by financing activities..................   1,182       586
                                                            -------  --------
Effect of exchange rate changes on cash....................     (15)     (185)
                                                            -------  --------
Net increase (decrease) in cash and cash equivalents.......   3,986   (10,350)
Cash and cash equivalents at beginning of period...........  10,121    22,466
                                                            -------  --------
Cash and cash equivalents at end of period................. $14,107  $ 12,116
                                                            =======  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest paid............................................. $   206  $    161
                                                            =======  ========
 Income taxes paid (refunded), net......................... $ 3,011  $  3,246
                                                            =======  ========
Supplemental disclosures of non-cash transactions:
Equipment acquired under capital lease obligations......... $    54  $    --
                                                            =======  ========
Accrued purchase price and assumed liabilities related to
 business combinations..................................... $18,226  $  3,400
                                                            =======  ========
Class B common stock issued in business combinations....... $   930  $  1,328
                                                            =======  ========
Conversion of Class A common stock to Class B common
 stock..................................................... $    93  $    --
                                                            =======  ========
Class B common stock returned in disposal of subsidiary.... $ 1,328  $    --
                                                            =======  ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on December 10, 1999 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2000 or any future period, and the Company makes no representations related thereto.

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

NOTE 2 -- REVENUE RECOGNITION

   The majority of the Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $7,850,000 and $8,390,000 at March 31, 2000 and September 30, 1999, respectively.

   Worldwide revenues derived from sales to governmental agencies were $30,979,000 and $12,188,000 for the six months ended March 31, 2000 and 1999, respectively.

NOTE 3 -- ACQUISITIONS

 Infact Pty Limited.

   In February 2000, the Company paid approximately $580,000 in cash and released 24,972 shares of Class B common stock from escrow as payment for the achievement of certain performance targets in accordance with the purchase agreement for Infact Pty Limited. This contingent payment was accrued in a previous period.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

 ADC Consultants Pty Limited.

   In March 2000, the Company paid approximately $250,000 in cash and issued 98,291 shares of Class B common stock as payment for the achievement of certain performance targets in accordance with the purchase agreement for ADC Consultants Pty Limited. This contingent payment was accrued in a previous period.

 Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited ("Sancha Group").

   During the quarter ended March 31, 2000, the Company accrued approximately $651,000 (based on a current exchange rate of AU$1.63 to US $1.00) as a result of the achievement of certain performance targets in accordance with the purchase agreement for Sancha Group.

 Service Design Associates.

   During the quarter ended March 31, 2000, the Company accrued $500,000 as a result of the achievement of certain performance targets in accordance with the purchase agreement for certain assets and liabilities of Service Design Associates. This contingent payment will be offset against the $800,000 guarantee issued in connection with the purchase of certain assets and liabilities of Service Design Associates, leaving a remaining guarantee of $300,000.

 The SCA Group, Inc. and Harris Chapman.

   Effective March 1, 2000, the Company acquired certain assets and assumed certain liabilities of The SCA Group, Inc., an Illinois corporation, and Harris Chapman, a Florida corporation (The SCA Group, Inc. and Harris Chapman, collectively referred to herein as "SCA"), for approximately $16.2 million in cash, including $200,000 in estimated acquisition costs. Approximately $5.2 million of the initial purchase price was paid in April 2000 and the remainder will be paid on specified dates in the future. SCA is a business process consulting firm with expertise in health care, insurance and utilities sectors. In addition to the initial cost of the acquisition summarized below, contingent payments of up to approximately $8.0 million in cash may be paid to SCA upon the achievement of certain revenue and earnings performance targets over a three-year period.

   The SCA acquisition was accounted for using the purchase method of accounting. Contingent payments will be accrued when earned and recorded as additional purchase price. The accompanying consolidated financial statements include the results of operations of SCA for periods beginning on or subsequent to March 1, 2000.

   The allocation of the initial purchase price was as follows:

                                                                  (in thousands)
                                                                  --------------
      Cash to be paid............................................    $15,996
      Estimated acquisition costs................................        200
                                                                     -------
                                                                     $16,196
                                                                     =======
      Tangible assets............................................    $   747
      Intangible assets..........................................     16,030
      Liabilities assumed........................................       (581)
                                                                     -------
                                                                     $16,196
                                                                     =======

   Tangible assets acquired are being depreciated over their useful lives of three to five years. Goodwill is being amortized over useful lives of six to ten years.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


 Pro Forma Disclosure of Significant Acquisition

   The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if SCA had been purchased by the Company as of October 1, 1998, after including the impact of certain pro forma adjustments, such as the unaudited increased amortization expense due to the recording of intangible assets:

                                               Three Months      Six Months
                                              Ended March 31,  Ended March 31,
                                              ---------------  ----------------
                                               2000    1999     2000     1999
                                              ------- -------  -------  -------
                                                      (in thousands)
      Revenues............................... $30,234 $23,620  $58,889  $50,247
      Net income (loss)...................... $   669 $  (245) $  (566) $ 1,378
      Basic net income (loss) per share...... $  0.05 $ (0.02) $ (0.05) $  0.12
      Diluted net income (loss) per share.... $  0.05 $ (0.02) $ (0.05) $  0.11
      Shares used in computing basic
       net income (loss) per share...........  12,312  12,003   12,271   11,945
      Shares used in computing diluted
       net income (loss) per share...........  12,961  12,003   12,271   12,855

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

NOTE 4 -- BANK LINES OF CREDIT

   At March 31, 2000, the Company had an $8 million revolving credit facility which matures on May 27, 2000. The total commitment amount is limited to the lesser of 85% of eligible accounts receivable or $8 million and is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. Interest is based on either the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%, at the Company's option. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 2000, the Company was in compliance with all financial ratios. As of March 31, 2000 and September 30, 1999, the Company had no outstanding borrowings under this credit facility.

   At March 31, 2000, the Company (through one of its Australian subsidiaries) had a $2,000,000 revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.63 to US $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $145,000 per quarter, beginning February 2000, to a maximum line of approximately $1,226,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of March 31, 2000, the available principal balance of the line of credit was reduced by two letters of credit totaling approximately $74,000. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (8.5% per annum as of March 31, 2000) and interest is payable monthly. As of March 31, 2000, the outstanding balance on the Loan was approximately $1,379,000. Among other provisions, the Loan requires the Company to maintain certain minimum financial ratios. As of March 31, 2000, the Company was in compliance with the Loan covenants.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 5 -- NET INCOME PER SHARE

   The following table sets forth the computation of basic and diluted net income per share:

                                                     Three Months   Six Months
                                                      Ended March   Ended March
                                                          31,           31,
                                                     ------------- -------------
                                                      2000   1999   2000   1999
                                                     ------ ------ ------ ------
                                                      (in thousands, except per
                                                             share data)
      Numerator:
        Net income.................................  $  815 $  606 $  105 $2,632
                                                     ====== ====== ====== ======
      Denominator for basic net income per share-
       weighted average common shares outstanding..  12,312 12,003 12,271 11,945
      Effects of dilutive securities:
        Common stock options.......................     364    797    342    810
        Common stock contingently issuable.........     285    144    264    100
                                                     ------ ------ ------ ------
      Denominator for diluted net income per share-
       adjusted weighted average common shares and
       assumed conversions.........................  12,961 12,944 12,877 12,855
                                                     ====== ====== ====== ======
      Basic net income per share...................  $ 0.07 $ 0.05 $ 0.01 $ 0.22
                                                     ====== ====== ====== ======
      Diluted net income per share.................  $ 0.06 $ 0.05 $ 0.01 $ 0.20
                                                     ====== ====== ====== ======

   Options to purchase approximately 2,069,000 and 2,005,000 shares of Class B common stock at exercise prices ranging from $7.78 to $17.81 per share and $7.06 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three months and six months ended March 31, 2000, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

   The Company's comprehensive income (loss) was as follows:

                                                      Three
                                                      Months      Six Months
                                                      Ended      Ended March
                                                    March 31,        31,
                                                    ----------- ---------------
                                                    2000   1999  2000     1999
                                                    -----  ---- -------  ------
                                                         (in thousands)
      Net income................................... $ 815  $606 $   105  $2,632
      Foreign currency translation adjustment......  (931)   79  (1,128)    422
                                                    -----  ---- -------  ------
      Total comprehensive income (loss)............ $(116) $685 $(1,023) $3,054
                                                    =====  ==== =======  ======

NOTE 7 -- OTHER NONRECURRING CHARGES (GAINS)

   In December 1999, the Company's Board of Directors approved a plan to sell or dispose of its subsidiary, Midas Computer Software Limited. The write-down of certain assets associated with this subsidiary was included in other nonrecurring charges for the three months ended December 31, 1999. In March 2000, the Company completed the sale of this subsidiary for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. The gross proceeds, including repayment of

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of the Company's Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring gain of approximately $199,000 for the three months ended March 31, 2000 as a result of the completion of this transaction.

NOTE 8 -- ALLIANCE AGREEMENT

   In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Beginning July 1, 2000, under the Alliance Agreement, the Company has committed to utilizing a minimum amount of resources from the SBS Application Services Center ("ASC"). The Company will market the ASC's services worldwide in exchange for fees based on the utilization of resources. To the extent there is a shortfall in minimum utilization, the Company's obligation under the Alliance Agreement shall not exceed $17.3 million (based on a current exchange rate of GBP 0.63 to US $1.00) over the five-year life of the agreement. Through March 31, 2000, there were no minimum utilization requirements under the Alliance Agreement. The Company will also receive a minimum of approximately $11.2 million for consulting services provided over the life of the Alliance Agreement.

NOTE 9 -- SEGMENT INFORMATION

   The Company operates in four reportable segments: U.S. Commercial Services, U.S. Government Services, Australian Operations and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit, while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to payment processing centers, interest income (expense), other income (expense) or income tax expense in segment profitability. The table below presents financial information for the four reportable segments and for items that cannot be allocated to the operating segments (in thousands):

                             U.S.       U.S.                 United
                          Commercial Government Australian  Kingdom
                           Services   Services  Operations Operations Other   Total
                          ---------- ---------- ---------- ---------- -----  -------
Three Months Ended March
 31, 2000:
  Revenues..............   $ 3,871    $12,615    $ 6,986     $4,018   $ --   $27,490
  Gross profit (loss)...     1,172      5,349      2,567      1,343     (36)  10,395
Three Months Ended March
 31, 1999:
  Revenues..............   $ 7,217    $ 5,061    $ 4,308     $3,657   $ --   $20,243
  Gross profit (loss)...     3,487      1,413      1,619      1,063      (3)   7,579
                             U.S.       U.S.                 United
                          Commercial Government Australian  Kingdom
                           Services   Services  Operations Operations Other   Total
                          ---------- ---------- ---------- ---------- -----  -------
Six Months Ended March
 31, 2000:
  Revenues..............   $ 7,373    $24,741    $13,644     $6,345   $ --   $52,103
  Gross profit (loss)...     2,331     10,596      5,090      2,251    (107)  20,161
Six Months Ended March
 31, 1999:
  Revenues..............   $18,605    $ 9,678    $ 8,269     $5,047   $ --   $41,599
  Gross profit (loss)...     8,312      2,877      3,131      1,469     (10)  15,779

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 10 -- NEW ACCOUNTING PRONOUNCEMENTS

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ending December 31, 2000. The Company has not yet determined the impact, if any, that the adoption of SAB 101 will have on the consolidated financial statements.

   In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation."). The Intepretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company will adopt the Interpretation for all transactions entered into after July 1, 2000 and has not yet determined the impact, if any, that the adoption of the Interpretation will have on the consolidated financial statements.

NOTE 11 -- CONTRACT DISPUTE

   The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it has not breached the agreement. On June 28, 1999, after a series of discussions with the prime contractor, the Company filed a federal civil action against the prime contractor seeking monetary damages in excess of $2 million and a declaration that the Company had performed its duties under the agreement, and that the prime contractor is obligated to pay the Company all amounts outstanding under the agreement. At that time, the Company established a reserve for the net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief and damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. The Company denies the allegations and intends to pursue its own claim against the prime contractor. The parties to the action have commenced voluntary discovery. The court has set a case management hearing date for August 29, 2000. The parties have agreed to mediate this dispute with JAMS prior to the continued case management conference. The court will set the case for trial and order completion of all discovery at the continued case management hearing on August 29, 2000. In the event the prime contractor prevails in its action, the Company's financial condition, results of operations and cash flows would be materially and adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Tier provides comprehensive business solutions where information technology ("IT") implementations are a significant component of an overall business solution. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with Fortune 1000, government and other clients to determine, evaluate and implement an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $52.1 million in the six months ended March 31, 2000 from $41.6 million in the six months ended March 31, 1999. A significant portion of the Company's revenues are derived from sales to government agencies. For the six months ended March 31, 2000, approximately 59.5% of the Company's revenues were derived from sales to government agencies, as compared to 29.3% for the six months ended March 31, 1999. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown to 900 on March 31, 2000 from 674 on March 31, 1999.

   The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a fixed price basis was 31.4% and 8.9% for the six months ended March 31, 2000 and 1999, respectively. The percentage of revenues generated on a per-transaction basis was 14.5% for the six months ended March 31, 2000. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future. If the Company significantly overestimates the volume for transaction-based contracts or underestimates the resources or time required for fixed price contracts, its financial condition and results of operations would be materially and adversely affected.

   The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 2000, the District of Columbia accounted for 10.0% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

   Personnel and rent expenses represent a significant percentage of the Company's operating expenses and are relatively fixed in advance of any particular quarter. The Company manages its personnel utilization rates by carefully monitoring its needs and anticipating personnel increases based on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, the Company's results of operations would be materially and adversely affected. In addition, to the extent that the Company is unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, the Company's business, financial condition and results of operations would be materially and adversely affected.

   From December 1996 through March 31, 2000, the Company made fifteen acquisitions for a total cost of approximately $47.7 million in cash and shares of Class B common stock, excluding future contingent payments. The Company also incurred $1.9 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. In March 2000, the Company sold its United Kingdom subsidiary, Midas Computer Software Limited, for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. International operations accounted for 38.4% and 32.0% of revenues for the six months ended March 31, 2000 and March 31, 1999, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

   The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                      Three
                                                     Months       Six Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                   -------------  ------------
                                                   2000    1999   2000   1999
                                                   -----   -----  -----  -----
Revenues.......................................... 100.0%  100.0% 100.0% 100.0%
Cost of revenues..................................  62.2%   62.6%  61.3%  62.1%
                                                   -----   -----  -----  -----
Gross profit......................................  37.8%   37.4%  38.7%  37.9%
Costs and expenses:
 Selling and marketing............................   6.8%    7.2%   6.5%   6.6%
 General and administrative.......................  21.9%   22.7%  22.3%  19.4%
 Other nonrecurring charges (gains), net..........  (0.7%)   --     3.0%   --
 Compensation charge related to business
  combinations....................................   0.2%    0.3%   0.2%   0.3%
 Depreciation and amortization....................   5.2%    4.1%   5.2%   3.3%
                                                   -----   -----  -----  -----
Income from operations............................   4.4%    3.1%   1.5%   8.3%
Interest income (expense), net....................   0.7%    1.8%   0.8%   2.0%
                                                   -----   -----  -----  -----
Income before income taxes........................   5.1%    4.9%   2.3%  10.3%
Provisions for income taxes.......................   2.1%    1.9%   2.1%   4.0%
                                                   -----   -----  -----  -----
Net income........................................   3.0%    3.0%   0.2%   6.3%
                                                   =====   =====  =====  =====

Three Months Ended March 31, 2000 and March 31, 1999

   Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 35.8% to $27.5 million for the three months ended March 31, 2000 from $20.2 million in the three months ended March 31, 1999. This increase resulted primarily from multiple acquisitions and internal growth, partially offset by a decrease in revenues from commercial operations.

   Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel expenses, and any equipment or software costs. For payment processing center operations, cost of revenues also include facility, equipment and overhead costs. Gross profit increased 37.2% to $10.4 million for the three months ended March 31, 2000 from $7.6 million in the three months ended March 31, 1999. Gross profit as a percentage of revenues increased to 37.8% for the three months ended March 31, 2000 as compared to 37.4% in the three months ended March 31, 1999. This increase resulted primarily from the increased focus in business process consulting; larger, long-term contracts; and the increased payment processing center portion of our business, all of which generally have had higher gross margin than our other consulting services.

   Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, travel costs and product literature. Selling and marketing expenses increased 27.8% to $1.9 million for the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999. As a percentage of revenues, selling and marketing expenses decreased to 6.8% for the three months ended March 31, 2000 from 7.2% in the three months ended March 31, 1999. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel through acquisitions. The Company expects selling and marketing expenses to increase in future quarters as the Company continues to make investments in its marketing and branding initiatives and through its business development efforts.

   General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 31.4% to $6.0 million for the three months ended March 31, 2000 from $4.6 million in the three months ended March 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 21.9% for the three months ended March 31, 2000 from 22.7% in the three months ended March 31, 1999. The increase in general and administrative expenses, in total dollars, was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses. Over the longer term, the Company expects general and administrative expenses to decline as a percentage of revenues.

   Other Nonrecurring Charges (Gains), Net. The other nonrecurring gain of $199,000 for the three months ended March 31, 2000, resulted primarily from the completion of the sale of the Company's United Kingdom ERP business.

   Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations was $58,000 for the three months ended March 31, 2000 and $60,000 for the three months ended March 31, 1999. As a percentage of revenues, compensation charge related to business combinations was 0.2% for the three months ended March 31, 2000 and 0.3% for the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999, the compensation charge related to business combinations resulted from the amortization of the value of shares to be released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited. Compensation charges related to business combinations may fluctuate in future quarters due to the varying timing of future contingent payments. The Company currently anticipates that the amount it will accrue for compensation charges related to prior acquisitions in the quarter ending June 30, 2000 will be significantly higher than the quarter ended March 31, 2000. However, the Company bases this expectation on the current operating forecast. The amount and timing of this accrual are contingent on these prior acquisitions attaining certain performance targets.

   Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 71.7% to $1.4 million for the three months ended March 31, 2000 from $831,000 in the three months ended March 31, 1999. As a percentage of revenues, depreciation and amortization increased to 5.2% for the three months ended March 31, 2000 from 4.1% in the three months ended March 31, 1999. The increase in depreciation and amortization expense in total dollars was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures. The Company expects that depreciation and amortization will continue to increase in absolute dollars.

   Interest Income (Expense), Net. Net interest income decreased 46.5% to $197,000 for the three months ended March 31, 2000 compared to net interest income of $368,000 in the three months ended March 31, 1999. This decrease was primarily attributable to lower interest income generated on a smaller investment balance.

   Provision for Income Taxes. The provision for income taxes was $578,000 for the three months ended March 31, 2000 and $387,000 for the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999, the Company's effective tax rate was 41.5% and 39%, respectively. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the inability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to monitor the effective tax rate on a quarterly basis.

Six Months Ended March 31, 2000 and March 31, 1999

   Revenues. Revenues increased 25.3% to $52.1 million for the six months ended March 31, 2000 from $41.6 million in the six months ended March 31, 1999. This increase resulted primarily from multiple acquisitions and internal growth, partially offset by a decrease in revenues from commercial operations.

   Gross Profit. Gross profit increased 27.8% to $20.2 million for the six months ended March 31, 2000 from $15.8 million in the six months ended March 31, 1999. Gross margin increased to 38.7% for the six months ended March 31, 2000 from 37.9% in the six months ended March 31, 1999. The increase in gross margin was primarily attributable to the increased focus in business process consulting; larger, long-term contracts; and the increased payment processing center portion of our business, all of which generally have had higher gross margin than our other consulting services.

   Selling and Marketing. Selling and marketing expenses increased 22.1% to $3.4 million for the six months ended March 31, 2000 from $2.8 million in the six months ended March 31, 1999. As a percentage of revenues, selling and marketing expenses decreased to 6.5% for the six months ended March 31, 2000 from 6.6% in the six months ended March 31, 1999. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisition, to support the higher revenue base and increased selling and marketing efforts.

   General and Administrative. General and administrative expenses increased 44.6% to $11.6 million for the six months ended March 31, 2000 from $8.1 million in the six months ended March 31, 1999. As a percentage of revenues, general and administrative expenses increased to 22.3% for the six months ended March 31, 2000 from 19.4% in the six months ended March 31, 1999. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

   Other Nonrecurring Charges (Gains), Net . The other nonrecurring charges of $1.6 million for the six months ended March 31, 2000, resulted primarily from the write-down and subsequent sale of the United Kingdom ERP business and severance costs for a former officer.

   Compensation Charge Related to Business Combinations. Business combination compensation expenses were $118,000, or 0.2% of revenues, for the six months ended March 31, 2000 as compared to $122,000, or 0.3% of revenues, for the six months ended March 31, 1999.

   Depreciation and Amortization. Depreciation and amortization increased 97.7% to $2.7 million for the six months ended March 31, 2000 from $1.4 million in the six months ended March 31, 1999. As a percentage of revenues, depreciation and amortization increased to 5.2% for the six months ended March 31, 2000 from 3.3% in the six months ended March 31, 1999. The increase in depreciation and amortization expenses was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures.

   Interest Income (Expense), Net. The Company had net interest income of $434,000 for the six months ended March 31, 2000 compared to net interest income of $825,000 for the six months ended March 31, 1999. This decrease was primarily attributable to lower interest income generated on a smaller investment balance.

   Provision for Income Taxes. Provision for income taxes decreased 33.1% to $1.1 million for the six months ended March 31, 2000 from $1.7 million in the six months ended March 31, 1999. The provision for income taxes for the six months ended March 31, 2000 of 91.5% was impacted by other nonrecurring charges for which no tax benefit can be recorded. Excluding these nonrecurring charges, the Company's effective tax rate for the six months ended March 31, 2000 would have been 41.5%. For the six months ended March 31, 1999, the Company's effective tax rate was 39.0%. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the inability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to monitor the effective tax rate on a quarterly basis.

Liquidity and Capital Resources

   The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions and potential contingent payments related to prior acquisitions. The Company maintains an $8 million revolving credit facility (the "Credit Facility") which matures May 27, 2000. The Credit Facility allows the Company to borrow the lesser of an amount equal to 85% of eligible accounts receivable or $8 million. The Credit Facility bears interest, at the Company's option, either at the adjusted LIBOR rate plus 2.5% per annum or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's prime rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. The Credit Facility contains certain restrictive covenants, including limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends (other than dividends payable in its stock). The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a minimum ratio of total liabilities to earnings before interest, taxes, depreciation and amortization. As of March 31, 2000, the Company was in compliance with all financial ratios and there were no borrowings outstanding under the Credit Facility.

   The Company (through one of its Australian subsidiaries) also maintains a $2,000,000 revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.63 to US $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $145,000 per quarter, beginning February 2000, to a maximum line of approximately $1,226,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of March 31, 2000, the available principal balance of the line of credit was reduced by two letters of credit totaling approximately $74,000. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (8.5% per annum as of March 31, 2000) and interest is payable monthly. As of March 31, 2000, the outstanding balance on the Loan was approximately $1,379,000. Among other provisions, the Loan requires the Company to maintain certain minimum financial ratios. As of March 31, 2000, the Company was in compliance with the Loan covenants.

   Net cash provided by operating activities was $2.5 million in the six months ended March 31, 2000 and $1.6 million in the six months ended March 31, 1999. The change is primarily attributable to a decrease in accounts receivable, net of acquisitions, partially offset by payments of Australian and U.S. tax liabilities and a net reduction in accounts payable and accrued liabilities, excluding the impact of the SCA purchase price payable.

   Net cash provided by in investing activities was $330,000 in the six months ended March 31, 2000 as compared to net cash used in investing activities of $12.4 million in the six months ended March 31, 1999. The change is primarily attributable to the timing of the payment of the purchase price for the recent acquisition of SCA. Capital expenditures, including equipment acquired under capital lease, but excluding assets acquired or leased through business combinations, were approximately $1.3 million in the six months ended March 31, 2000 and $1.8 million in the six months ended March 31, 1999. The Company anticipates that it may have increased capital expenditures depending upon the number of future payment processing center operations.

   Net cash provided by financing activities totaled $1.2 million in the six months ended March 31, 2000 and $586,000 in the six months ended March 31, 1999. The increase in net cash provided by financing activities resulted primarily from the borrowings under the Australian bank line of credit and proceeds from the issuance of common stock, partially offset by the repurchase of common stock.

   The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, contingent payments earned, new contracts, the timing of the receipt of accounts receivable and employee growth. The Company's ability to obtain replacement or additional credit facilities will depend upon prevailing market conditions, the Company's financial condition and the terms and conditions of such additional facilities. The Company is also involved in a contract dispute with a prime contractor. On June 28, 1999, the Company filed a federal civil action against the prime contractor for the amounts the Company is due under the contract. On August 11, 1999, the Company received the prime contractor's answer and counterclaim, in which the prime contractor denies the Company's claim, alleges breach of contract by the Company and seeks declaratory relief and damages in excess of $8 million. The Company denies the allegations and intends to pursue its own claim against the prime contractor. At this time, there can be no assurance as to the course of this dispute or its possible resolution. In the event the prime contractor prevails in its action, the Company's financial condition and results of operations would be materially and adversely affected. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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

   Due to the relatively long sales cycles for our services in the government services market, the timing of revenue is difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Revenues are impacted by the amount of holidays and vacations taken both within our consultant base and by our clients. As a result, revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our Class B common stock. In addition, our operating results will from time to time be below the expectations of analysts and investors.

   Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the six months ended March 31, 2000, the District of Columbia accounted for 10.0% of the Company's revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

   Dependence on Contracts with Government Agencies. For the six months ended March 31, 2000, approximately 59.5% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

   Potential Failure to Identify, Acquire or Integrate New Acquisitions. An important component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through March 31, 2000, we acquired fifteen businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

   Failure to Estimate Accurately Fixed Price and Performance-Based
Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the six months ended March 31, 2000, 31.4% of our revenues were generated on a fixed price basis and 10.5% of our revenues were generated from performance-based contracts. We believe that the percentage of revenues attributable to fixed price and performance-based contracts will continue to be significant.

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

  .  reputation,

  .  project management expertise,

  .  industry expertise,

  .  speed of development and implementations,

  .  technical expertise,

  .  competitive pricing, and

  . the ability to deliver results on a fixed price and transaction basis as well as a time and materials basis.

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

   Inability to Attract and Retain Professional Staff Necessary to Existing and Future Projects. If we are unable to attract, retain and train skilled employees, such inability could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operation. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide and competition for such persons is likely to increase. In addition, we require that many of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

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

   Control of Company and Corporate Actions by Principal
Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A common stock have entered into a Voting Trust with respect to their shares of Class A common stock, which represents 58.7% of the total common stock voting power at March 31, 2000. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's sole remaining trustee, James L. Bildner, following William G. Barton's resignation as a trustee in April 2000. As a result, Mr. Bildner will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

   Failure to Manage and Expand International Operations. For the six months ended March 31, 2000, international operations accounted for 38.4% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must be able to provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

   Liquidity and Capital Resources. The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, contingent payments earned, new contracts, the timing of the receipt of accounts receivalbe and employee growth. The Company's current bank facility expires May 27, 2000. The Company is currently negotiating an extension and/or renewal of this facility. The Company's ability to obtain renewed or replacement credit facilities will depend upon prevailing market conditions, the Company's financial condition and the terms and conditions of such renewed or replacement facilities.

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

   Dependence on Third Parties in Performing Certain Client Engagements. We sometimes perform client engagements using third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. In these situations, we depend on the software, resources and technology of these third parties in order to perform the engagement. There can be no assurance that actions or failures attributable to these third parties or to the prime contractor or subcontractor will not also negatively affect our business, financial condition or results of operations. In addition, the refusal or inability of these third parties to permit continued use of their software, resources or technology by us, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would have a material adverse effect on our business, financial condition and results of operations.

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

   Issuance of Preferred Stock May Prevent Change in Control and Adversely Affect Market Price for Class B Common Stock. The Board of Directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class B common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the Class B common stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Class B common stock.

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

   Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the six months ended March 31, 2000. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In February 2000, the Company released 24,972 shares of Class B Common Stock from escrow as partial payment for the achievement of certain performance targets in accordance with the purchase agreement for Infact Pty Limited.

   In March 2000, the Company issued 98,291 shares of Class B Common Stock as partial payment for the achievement of certain performance targets in accordance with the purchase agreement for ADC Consultants Pty Limited.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following proposals were adopted or rejected by the margins indicated at Tier's Annual Meeting of Shareholders held on January 11, 2000.

                                                             Votes
                   Proposal                      Voted For  Withheld Abstentions
                   --------                      ---------- -------- -----------
1.  To elect a Board of Directors to hold
    office until the next Annual Meeting of
    Shareholders or until their respective
    successors have been elected or approved:

     - James L. Bildner........................  25,595,901 105,837       --
     - William G. Barton.......................  25,594,401 107,337       --
     - Samuel Cabot III (a)....................   9,198,432 105,686       --
     - Ronald L. Rossetti (a)..................   9,214,782  89,336       --
     - Morgan P. Guenther......................  25,611,002  90,736       --
     - William C. VanFaasen....................  25,612,452  89,286       --

2.  To approve an amendment to the Company's
    Employee Stock Purchase Plan, to increase
    the number of shares of Class B Common
    Stock authorized and reserved for issuance
    under the plan from 100,000 to 300,000
    shares.....................................  25,544,875 138,607    18,256

3.  To ratify the selection of
    PricewaterhouseCoopers LLP as the Company's
    independent auditors for the fiscal year
    ending September 30, 2000..................  25,511,362 112,339    78,037

--------
(a)  Class B Director

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

 Exhibit
 Number  Description
 ------- -----------
  10.64  Separation Agreement by and between the Registrant and George K. Ross, dated as of January 21, 2000.
  10.65  Full Recourse Promissory Note by and between the Registrant and
         William G. Barton, dated as of January 24, 2000.
  10.66  Full Recourse Promissory Note by and between the Registrant and James
         L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as
         Exhibit 10.17 to Form S-1.)
  10.67  Full Recourse Promissory Note by and between the Registrant and James
         L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as
         Exhibit 10.18 to Form S-1.)
  10.68  Full Recourse Promissory Note by and between the Registrant and James
         L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as
         Exhibit 10.19 to Form S-1.)
  10.69  Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000.
  10.70  Third Amendment to Amended and Restated Revolving Credit Agreement,
         dated as of March 31, 2000, by and between the Registrant, Tier
         Technologies (United Kingdom) Inc. and BankBoston, NA.
  27.1   Financial Data Schedule.

  (b)  Reports on Form 8-K.

   The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tier Technologies, Inc.

Dated: May 15, 2000

                                                  /s/ Laura B. DePole
                                          By: _________________________________
                                                      Laura B. DePole
                                                  Chief Financial Officer
                                               (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number  Description                                                        Page
 ------- -----------                                                        ----
  10.64  Separation Agreement by and between the Registrant and George K.
         Ross, dated as of January 21, 2000..............................
  10.65  Full Recourse Promissory Note by and between the Registrant and
         William G. Barton, dated as of January 24, 2000.................
  10.66  Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of March 27, 2000. (Assignment of the
         Note by and between the Registrant and William G. Barton,
         previously filed as Exhibit 10.17 to Form S-1.).................
  10.67  Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of March 27, 2000. (Assignment of the
         Note by and between the Registrant and William G. Barton,
         previously filed as Exhibit 10.18 to Form S-1.).................
  10.68  Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of March 27, 2000. (Assignment of the
         Note by and between the Registrant and William G. Barton,
         previously filed as Exhibit 10.19 to Form S-1.).................
  10.69  Pledge Agreement by and between the Registrant and James L.
         Bildner, dated as of March 27, 2000.............................
  10.70  Third Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of March 31, 2000, by and between the
         Registrant, Tier Technologies (United Kingdom) Inc. and
         BankBoston, NA..................................................
  27.1   Financial Data Schedule.........................................