Form 10-Q
period 2000-06-30
TIER TECHNOLOGIES INC
filed 2000-08-11
CIK 1045150

================================================================================
                                 UNITED STATES
                      SECURITIES  AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------
(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              ------------------

                        Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                              ------------------

          California                                             94-3145844
 (State or other jurisdiction                                  I.R.S. Employer
of incorporation or organization)                            Identification No.)


                        1350 Treat Boulevard, Suite 250
                        Walnut Creek, California 94596
                   (Address of principal executive offices)
                                  (Zip Code)

                                (925) 937-3950
             (Registrant's telephone number, including area code)

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                (1) Yes [X] No [_]          (2) Yes [X] No [_]

As of August 7, 2000, the number of shares outstanding of the Registrant's Class A Common Stock was 1,556,337 and the number of shares outstanding of the Registrant's Class B Common Stock was 11,094,931.

This report contains a total of 26 pages of which this page is number 1.
================================================================================

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        Part I -- FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2000 and September 30,
         1999................................................................................    3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         June 30, 2000 and 1999..............................................................    4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2000 and 1999..............................................................    5

         Notes to Condensed Consolidated Financial Statements................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................   23

                                          Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................   24

Item 6.  Exhibits and Reports on Form 8-K....................................................   24

Signatures...................................................................................   25

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                  June 30,  September 30,
                                                                    2000        1999
                                                                  --------  -------------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents...................................... $11,215     $10,121
  Restricted cash................................................     385         819
  Short-term investments.........................................   7,110       8,971
  Accounts receivable, net.......................................  24,845      26,151
  Prepaid expenses and other current assets......................   4,033       2,653
                                                                  -------     -------
     Total current assets........................................  47,588      48,715
Equipment and improvements, net..................................   5,875       7,012
Notes and accrued interest receivable from related parties.......   1,508       1,486
Intangible assets, net...........................................  37,726      23,913
Other assets.....................................................   3,197       2,818
                                                                  -------     -------
     Total assets................................................ $95,894     $83,944
                                                                  =======     =======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
  Accounts payable..............................................  $ 3,056     $ 2,759
  Accrued liabilities...........................................    2,025       2,520
  Accrued subcontractor expenses................................    1,376       1,113
  Accrued compensation and related liabilities..................    4,488       3,476
  Purchase price payable........................................    8,727          98
  Income taxes payable..........................................       --         995
  Deferred income...............................................    1,740       1,506
  Other current liabilities.....................................      413         408
                                                                  -------     -------
     Total current liabilities..................................   21,825      12,875
Borrowings and capital lease obligation, less current portion...    1,308         443
Other liabilities...............................................    3,634         358
                                                                  -------     -------
     Total liabilities..........................................   26,767      13,676
                                                                  -------     -------

Commitments and contingent liabilities

Shareholders' equity:
  Common stock, no par value....................................   65,555      66,012
  Notes receivable from shareholders............................   (1,773)     (1,773)
  Deferred compensation.........................................     (175)       (352)
  Accumulated other comprehensive income (loss).................   (1,637)       (101)
  Retained earnings.............................................    7,157       6,482
                                                                  -------     -------
     Total shareholders' equity.................................   69,127      70,268
                                                                  -------     -------
     Total liabilities and shareholders' equity.................  $95,894     $83,944
                                                                  =======     =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                               Three Months                  Nine Months
                                                  Ended                         Ended
                                                 June 30,                      June 30,
                                           ---------------------        ---------------------
                                             2000         1999           2000          1999
                                           -------       -------        -------       -------
Revenues................................   $27,657       $23,798        $79,760       $65,397
Cost of revenues........................    16,976        13,913         48,918        39,733
                                           -------       -------        -------       -------
Gross profit............................    10,681         9,885         30,842        25,664
Costs and expenses:
  Selling and marketing.................     2,003         1,716          5,369         4,473
  General and administrative............     5,192         5,598         16,836        13,650
  Other nonrecurring charges............       644            --          2,195            --
  Compensation charge related to
   business combinations................       407           355            526           477
  Purchased in-process technology.......        --         4,000             --         4,000
  Reserve for contract dispute..........        --         1,856             --         1,856
  Depreciation and amortization.........     1,665         1,219          4,350         2,577
                                           -------       -------        -------       -------
Income (loss) from operations...........       770        (4,859)         1,566        (1,369)
Interest income (expense), net..........       206           266            640         1,091
                                           -------       -------        -------       -------
Income (loss) before income taxes.......       976        (4,593)         2,206          (278)
Provision (benefit) for income taxes....       405        (1,791)         1,531          (108)
                                           -------       -------        -------       -------
Net income (loss).......................   $   571       $(2,802)       $   675       $  (170)
                                           =======       =======        =======       =======
Basic net income (loss) per share.......   $  0.05       $ (0.23)       $  0.05       $ (0.01)
                                           =======       =======        =======       =======
Shares used in computing basic net
 income (loss) per share................    12,374        12,262         12,306        12,006
                                           =======       =======        =======       =======
Diluted net income (loss) per share.....   $  0.05       $ (0.23)       $  0.05       $ (0.01)
                                           =======       =======        =======       =======
Shares used in computing diluted net
 income (loss) per share................    12,527        12,262         12,755        12,006
                                           =======       =======        =======       =======

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                 Nine Months
                                                                    Ended
                                                                   June 30,
                                                             -------------------
                                                               2000       1999
                                                             -------    --------
Net cash provided by (used in) operating activities........  $ 6,107    $   (695)
                                                             -------    --------
Investing activities:
Purchases of equipment and improvements....................   (1,702)     (4,758)
Notes and accrued interest receivable from related parties.     (597)       (520)
Repayment on notes and accrued interest receivable from
 related parties...........................................      408         212
Business combinations, net of cash acquired................   (9,747)    (12,773)
Subsidiary disposal, net of cash...........................    3,497          --
Restricted cash............................................      410          --
Purchases of available-for-sale securities.................   (3,646)    (26,642)
Sales of available-for-sale securities.....................    2,619      17,478
Maturities of available-for-sale securities................    2,888      13,737
Other assets...............................................      122          20
                                                             -------    --------
Net cash used in investing activities......................   (5,748)    (13,246)
                                                             -------    --------
Financing activities:
Borrowings under bank lines of credit......................    1,727         909
Payments on borrowings.....................................     (271)     (1,466)
Repurchase of common stock.................................   (1,606)       (414)
Net proceeds from issuance of common stock.................    1,265       1,497
Repayment by shareholders on notes receivable..............       --         386
Increase in capital lease obligations......................       --          46
Payments on capital lease obligations and notes
 payable to shareholders...................................     (238)       (159)
                                                             -------    --------
Net cash provided by financing activities..................      877         799
                                                             -------    --------
Effect of exchange rate changes on cash....................     (142)        (72)
                                                             -------    --------
Net increase (decrease) in cash and cash equivalents.......    1,094     (13,214)
Cash and cash equivalents at beginning of period...........   10,121      22,466
                                                             -------    --------
Cash and cash equivalents at end of period.................  $11,215    $  9,252
                                                             =======    ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest paid............................................  $   306    $    243
                                                             =======    ========
  Income taxes paid (refunded), net........................  $ 3,254    $  3,345
                                                             =======    ========
Supplemental disclosures of non-cash transactions:
Equipment acquired under capital lease obligations.........  $    54    $     46
                                                             =======    ========
Accrued purchase price and assumed liabilities
 related to business combinations..........................  $13,752    $  3,670
                                                             =======    ========
Class B common stock issued in business combinations.......  $   930    $  1,328
                                                             =======    ========
Conversion of Class A common stock to Class B common stock.  $    93    $     --
                                                             =======    ========
Class B common stock returned in disposal of business......  $ 1,328    $     --
                                                             =======    ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on December 10, 1999 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2000 or any future period, and the Company makes no representations related thereto.

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

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $7,529,000 and $8,390,000 at June 30, 2000 and September 30, 1999, respectively. Unbilled receivables for two clients accounted for 11.5% and 10.4% of total accounts receivable at June 30, 2000.

  Worldwide revenues derived from sales to governmental agencies were $16,415,000 and $9,054,000 for the three months ended June 30, 2000 and 1999, respectively and $47,394,000 and $20,699,000 for the nine months ended June 30, 2000 and 1999, respectively.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 3 -- ACQUISITIONS

 Simpson Fewster & Co. Pty Limited ("SFC").

  During the quarter ended June 30, 2000, the Company accrued approximately $120,000 (based on a current exchange rate of AU$1.66 to US $1.00) as a result of the achievement of certain performance targets in accordance with the purchase agreement for SFC. This charge was recorded as compensation charge related to business combinations since it was contingent upon the continued employment of a key employee/seller. The Company recorded an additional $54,000 of compensation charge related to business combinations resulting from the amortization of the value of shares to be released over a three-year period in connection with the acquisition of SFC.

 Infact Pty Limited ("Infact").

  During the quarter ended June 30, 2000, the Company accrued approximately $794,000 (based on a current exchange rate of AU$1.66 to US $1.00) as a result of the achievement of certain performance targets in accordance with the purchase agreement for Infact. Approximately $233,000 of this charge was recorded as compensation charge related to business combinations since it was contingent upon the continued employment of a key employee/seller, and approximately $561,000 was recorded as additional purchase price.

 Pro Forma Disclosure of Significant Acquisition

  The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if The SCA Group, Inc. and Harris Chapman (The SCA Group, Inc. and Harris Chapman, collectively referred to herein as "SCA") had been purchased by the Company as of October 1, 1998, after including the impact of certain pro forma adjustments, such as the unaudited increased amortization expense due to the recording of intangible assets:


                                                                      Three Months         Nine Months
                                                                         Ended                Ended
                                                                        June 30,             June 30,
                                                                   -----------------    -----------------
                                                                     2000      1999       2000      1999
                                                                   -------   -------    -------   -------
                                                                               (in thousands)
   Revenues......................................................  $27,657   $28,793    $86,546   $79,040
   Net income (loss).............................................  $   571   $(2,990)   $     5   $(1,612)
   Basic net income (loss) per share.............................  $  0.05   $ (0.24)   $  0.00   $ (0.13)
   Diluted net income (loss) per share...........................  $  0.05   $ (0.24)   $  0.00   $ (0.13)
   Shares used in computing basic net income (loss) per share....   12,374    12,262     12,306    12,006
   Shares used in computing diluted net income (loss) per share..   12,527    12,262     12,755    12,006


  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 4 -- BANK LINES OF CREDIT

  At June 30, 2000, the Company had an $8 million revolving credit facility which matures on August 27, 2000. The total commitment amount is limited to the lesser of 85% of eligible accounts receivable or $8 million and is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. Interest is based on either the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%, at the Company's option. The alternate base rate is the greater of the bank's base rate or the federal funds effective rate plus 0.5%. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 2000, the Company was in compliance with all financial ratios. As of June 30, 2000 and September 30, 1999, the Company had no outstanding borrowings under this credit facility.

  At June 30, 2000, the Company (through one of its Australian subsidiaries) had a $1.6 million revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.66 to US $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $142,000 per quarter to a maximum line of approximately $1,205,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of June 30, 2000, the available principal balance of the line of credit was reduced by two letters of credit totaling approximately $72,000. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (8.75% per annum as of June 30, 2000) and interest is payable monthly. As of June 30, 2000, the outstanding balance on the Loan was approximately $1,356,000. Among other provisions, the Loan requires the Company to maintain certain minimum financial ratios. As of June 30, 2000, the Company was in compliance with the Loan covenants.

NOTE 5 -- NET INCOME (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                             Three Months         Nine Months
                                                                                Ended                Ended
                                                                               June 30,             June 30,
                                                                          -----------------    -----------------
                                                                            2000      1999       2000      1999
                                                                          -------   -------    -------   -------
                                                                           (in thousands, except per share data)
  Numerator:
     Net income (loss)................................................... $   571   $(2,802)   $   675   $  (170)
                                                                          =======   =======    =======   =======
  Denominator for basic net income (loss) per share-weighted average
    common shares outstanding............................................  12,374    12,262     12,306    12,006
  Effects of dilutive securities:
     Common stock options................................................     137        --        269        --
     Common stock contingently issuable..................................      16        --        180        --
                                                                          -------   -------    -------   -------
  Denominator for diluted net income (loss) per share-adjusted weighted
    average common shares and assumed conversions .......................  12,527    12,262     12,755    12,006
                                                                          =======   =======    =======   =======
  Basic net income (loss) per share...................................... $  0.05   $ (0.23)   $  0.05   $ (0.01)
                                                                          =======   =======    =======   =======
  Diluted net income (loss) per share.................................... $  0.05   $ (0.23)   $  0.05   $ (0.01)
                                                                          =======   =======    =======   =======

  Options to purchase approximately 3,371,000 and 2,313,000 shares of Class B common stock at exercise prices ranging from $5.78 to $17.81 per share and $6.81 to $17.81 per share, respectively, were not included in the computation of diluted net income (loss) per share for the three months and nine months ended June 30, 2000, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

  The Company's comprehensive income (loss) was as follows:


                                                      Three Months          Nine Months
                                                         Ended                Ended
                                                        June 30,             June 30,
                                                   ----------------    ------------------
                                                    2000     1999        2000       1999
                                                   -----    -------    -------     ------
                                                                (in thousands)
  Net income (loss).............................   $ 571    $(2,802)   $   675     $ (170)
  Foreign currency translation adjustment.......    (407)       647     (1,536)     1,069
                                                   -----    -------    -------     ------
  Total comprehensive income (loss).............   $ 164    $(2,155)   $  (861)    $  899
                                                   =====    =======    =======     ======

NOTE 7 -- OTHER NONRECURRING CHARGES

  In April 2000, the Company recorded $644,000 of expense for the severance costs related to a former officer.

  In March 2000, the Company completed the sale of its subsidiary, Midas Computer Software Limited ("Midas"), for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. The gross proceeds, including repayment of intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of the Company's Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring loss of approximately $1.3 million as a result of the sale of Midas.

In December 1999, the Company recorded $263,000 for severance costs related to a farmer officer.

NOTE 8 -- ALLIANCE AGREEMENT

  In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Beginning October 1, 2000, under the amended Alliance Agreement, the Company has committed to utilizing a minimum amount of resources from the SBS Application Services Center ("ASC"). The Company will market the ASC's services worldwide in exchange for fees based on the utilization of resources. To the extent there is a shortfall in minimum utilization, the Company's obligation under the Alliance Agreement shall not exceed $16.4 million (based on a current exchange rate of GBP 0.66 to US $1.00) over the five-year life of the agreement. Through June 30, 2000, there were no minimum utilization requirements under the Alliance Agreement. The Company will also receive a minimum of approximately $10.6 million (based on a current exchange rate of GBP 0.66 to US $1.00) for consulting services provided over the life of the Alliance Agreement, of which approximately $5.7 million has not been recognized as of June 30, 2000.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 9 -- SEGMENT INFORMATION

  The Company operates in four reportable segments: U.S. Commercial Services, U.S. Government Services, Australian Operations and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit, while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to payment processing centers, interest income (expense), other income (expense) or income tax expense in segment profitability. The table below presents financial information for the four reportable segments (in thousands):

                                                      U.S.          U.S.                      United
                                                   Commercial    Government    Australian    Kingdom
                                                    Services      Services     Operations   Operations     Total
                                                   -----------   -----------   ----------   ----------   ---------
Three Months Ended June 30, 2000:
  Revenues......................................        $5,676       $12,629       $6,669       $2,683     $27,657
  Gross profit..................................         2,435         4,985        2,390          871      10,681

Three Months Ended June 30, 1999:
  Revenues......................................        $7,325       $ 7,630       $5,521       $3,322     $23,798
  Gross profit..................................         3,970         2,488        2,247        1,180       9,885

                                                      U.S.          U.S.                      United
                                                   Commercial    Government    Australian    Kingdom
                                                    Services      Services     Operations   Operations     Total
                                                   -----------   -----------   ----------   ----------   ---------
Nine Months Ended June 30, 2000:
  Revenues......................................       $13,049       $37,370      $20,313       $9,028     $79,760
  Gross profit..................................         4,740        15,500        7,480        3,122      30,842

Nine Months Ended June 30, 1999:
  Revenues......................................       $25,930       $17,308      $13,790       $8,369     $65,397
  Gross profit..................................        12,277         5,359        5,378        2,650      25,664


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

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 10 -- NEW ACCOUNTING PRONOUNCEMENTS (continued)

  In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation."). The Intepretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company will adopt the Interpretation for all transactions entered into after July 1, 2000. The adoption of this Interpretation will not have an impact on the consolidated financial statements.


NOTE 11 -- CONTRACT DISPUTE

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it has not breached the agreement. On June 28, 1999, after a series of discussions with the prime contractor, the Company filed a federal civil action against the prime contractor seeking monetary damages in excess of $2 million and a declaration that the Company had performed its duties under the agreement, and that the prime contractor is obligated to pay the Company all amounts outstanding under the agreement. At that time, the Company established a reserve for the net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief and damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. The Company and the prime contractor have agreed in principle to the terms to settle this dispute. The agreed upon terms of this settlement will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Tier provides comprehensive business solutions where information technology ("IT") implementations are a significant component of an overall business solution. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with Fortune 1000, government and other clients to determine, evaluate and implement both a business and an IT strategy that allows it to rapidly adopt, deploy and transfer emerging technologies while preserving viable elements of the client's legacy systems. The Company's revenues increased to $79.8 million in the nine months ended June 30, 2000 from $65.4 million in the nine months ended June 30, 1999. A significant portion of the Company's revenues are derived from sales to government agencies. For the nine months ended June 30, 2000, approximately 59.4% of the Company's revenues were derived from sales to government agencies, as compared to 31.7% for the nine months ended June 30, 1999. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown to 916 on June 30, 2000 from 706 on June 30, 1999.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a fixed price basis was 27.2% and 21.0% for the three months ended June 30, 2000 and 1999, respectively, and 30.0% and 13.2% for the nine months ended June 30, 2000 and 1999, respectively. The percentage of revenues generated on a per-transaction basis was 19.1% and 16.1% for the three and nine months ended June 30, 2000. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates or outstanding receivables. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future. If the Company significantly overestimates the volume for transaction-based contracts or underestimates the resources or time required for fixed price contracts, its financial condition and results of operations would be materially and adversely affected.

  The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the three and nine months ended June 30, 2000, no client accounted for more than 10% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  From December 1996 through June 30, 2000, the Company completed fifteen acquisitions for a total cost of approximately $48.4 million in cash and shares of Class B common stock, excluding future contingent payments. The Company also incurred $2.3 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources. In March 2000, the Company sold its United Kingdom subsidiary, Midas Computer Software Limited ("Midas"), for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. International operations accounted for 36.8% and 33.9% of revenues for the nine months ended June 30, 2000 and June 30, 1999, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                                 Three Months                Nine Months
                                                                Ended June 30,              Ended June 30,
                                                               ----------------            ----------------
                                                                2000       1999             2000       1999
                                                               -----      -----            -----      -----
Revenues  ..................................................   100.0%     100.0%           100.0%     100.0%
Cost of revenues  ..........................................    61.4       58.5             61.3       60.8
                                                               -----      -----            -----      -----
Gross profit  ..............................................    38.6       41.5             38.7       39.2
Costs and expenses:
  Selling and marketing  ...................................     7.2        7.2              6.7        6.8
  General and administrative  ..............................    18.8       23.5             21.1       20.9
  Other nonrecurring charges   .............................     2.3         --              2.8         --
  Compensation charge related to business combinations  ....     1.5        1.5              0.7        0.7
  Purchased in-process technology  .........................      --       16.8               --        6.1
  Reserve for contract dispute  ............................      --        7.8               --        2.9
  Depreciation and amortization  ...........................     6.0        5.1              5.4        3.9
                                                               -----      -----            -----      -----
Income (loss) from operations  .............................     2.8      (20.4)             2.0       (2.1)
Interest income (expense), net  ............................     0.7        1.1              0.8        1.7
                                                               -----      -----            -----      -----
Income (loss) before income taxes  .........................     3.5      (19.3)             2.8       (0.4)
Provision (benefit)  for income taxes  .....................     1.4       (7.5)             1.9       (0.1)
                                                               -----      -----            -----      -----
Net income (loss)  .........................................     2.1%     (11.8)%            0.9%      (0.3)%
                                                               =====      =====            =====      =====

Three Months Ended June 30, 2000 and June 30, 1999

  Revenues. Revenues are generated primarily by providing professional consulting services on client engagements. Revenues increased 16.2% to $27.7 million for the three months ended June 30, 2000 from $23.8 million for the three months ended June 30, 1999. This increase resulted primarily from multiple acquisitions and internal growth in revenues from government operations, partially offset by a decrease in revenues from commercial operations.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel expenses, and any equipment or software costs. For payment processing center operations, cost of revenues also include facility, equipment and overhead costs. Gross profit increased 8.1% to $10.7 million for the three months ended June 30, 2000 from $9.9 million in the three months ended June 30, 1999. Gross profit as a percentage of revenues decreased to 38.6% for the three months ended June 30, 2000 as compared to 41.5% in the three months ended June 30, 1999. This decrease resulted primarily from declining margin on the final maintenance phase of a large systems project.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, travel costs and product literature. Selling and marketing expenses increased 16.7% to $2.0 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999. As a percentage of revenues, selling and marketing expenses remained constant at 7.2% for the three months ended June 30, 2000 and June 30, 1999. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel through acquisitions. The Company expects selling and marketing expenses to increase in future quarters as the Company continues to make investments in its marketing and branding initiatives and its business development efforts.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, recruiting, finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 7.3% to $5.2 million for the three months ended June 30, 2000 from $5.6 million for the three months ended June 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 18.8% for the three months ended June 30, 2000 from 23.5% for the three months ended June 30, 1999. The decrease in general and administrative expenses was primarily attributable to the disposition of Midas in March 2000. Over the longer term, the Company expects general and administrative expenses as a percentage of revenues to remain in a range comparable to the current quarter.

  Other Nonrecurring Charges. The other nonrecurring charge of $644,000 for the three months ended June 30, 2000, resulted primarily from severance costs paid to a former officer.

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations was $407,000 for the three months ended June 30, 2000 and $355,000 for the three months ended June 30, 1999. As a percentage of revenues, compensation charge related to business combinations was 1.5% for the three months ended June 30, 2000 and June 30, 1999. For the three months ended June 30, 2000 and 1999, the compensation charge related to business combinations resulted from the amortization of the value of shares to be released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited ("SFC") and contingent payments earned in accordance with the acquisition agreements for SFC and Infact Pty Limited as trustee of the Infact Unit Trust. The Company expects compensation charges related to business combinations to fluctuate significantly from quarter to quarter depending upon whether performance payments are earned or missed by acquired businesses and the timing of those determinations.

  Depreciation and Amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 36.6% to $1.7 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. As a percentage of revenues, depreciation and amortization increased to 6.0% for the three months ended June 30, 2000 from 5.1% for the three months ended June 30, 1999. The increase in depreciation and amortization expense in total dollars was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures. The Company expects that depreciation and amortization will continue to increase in absolute dollars.

  Interest Income (Expense), Net. Net interest income decreased 22.6% to $206,000 for the three months ended June 30, 2000 compared to net interest income of $266,000 for the three months ended June 30, 1999. This decrease was primarily attributable to lower interest income generated on a smaller investment balance.

  Provision (benefit) for Income Taxes. The provision for income taxes was $405,000 for the three months ended June 30, 2000 compared to a benefit for income taxes of $1.8 million for the three months ended June 30, 1999. For the three months ended June 30, 2000 and 1999, the Company's effective tax rate was 41.5% and 39%, respectively. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the inability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to monitor the effective tax rate on a quarterly basis.

Nine Months Ended June 30, 2000 and June 30, 1999

  Revenues.   Revenues increased 22.0% to $79.8  million for the nine months ended June 30, 2000 from $65.4 million for the nine months ended June 30, 1999. This increase resulted primarily from multiple acquisitions and internal growth, partially offset by a decrease in revenues from commercial operations.

  Gross Profit.   Gross profit increased 20.2% to $30.8 million for the nine months ended June 30, 2000 from $25.7 million for the nine months ended June 30, 1999. Gross margin decreased to 38.7% for the nine months ended June 30, 2000 from 39.2% for the nine months ended June 30, 1999.

  Selling and Marketing.   Selling and marketing expenses increased 20.0% to
$5.4 million for the nine months ended June 30, 2000 from $4.5 million for the nine months ended June 30, 1999. As a percentage of revenues, selling and marketing expenses decreased to 6.7% for the nine months ended June 30, 2000 from 6.8% for the nine months ended June 30, 1999. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisition, to support the higher revenue base and increased selling and marketing efforts.

  General and Administrative.   General and administrative expenses increased
23.3% to $16.8 million for the nine months ended June 30, 2000 from $13.7 million for the nine months ended June 30, 1999. As a percentage of revenues, general and administrative expenses increased to 21.1% for the nine months ended June 30, 2000 from 20.9% for the nine months ended June 30, 1999. The increase in general and administrative expenses, both in total dollars and as a percentage of revenues, was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

  Other Nonrecurring Charges. The other nonrecurring charges of $2.2 million for the nine months ended June 30, 2000, resulted primarily from the write-down and subsequent sale of Midas and severance costs for two former officers.

  Compensation Charge Related to Business Combinations.   Business combination
compensation expenses were $526,000, or 0.7% of revenues, for the nine months ended June 30, 2000 as compared to $477,000, or 0.7% of revenues, for the nine months ended June 30, 1999.

  Depreciation and Amortization.   Depreciation and amortization increased 68.8%
to $4.4 million for the nine months ended June 30, 2000 from $2.6 million for the nine months ended June 30, 1999. As a percentage of revenues, depreciation and amortization increased to 5.4% for the nine months ended June 30, 2000 from 3.9% for the nine months ended June 30, 1999. The increase in depreciation and amortization expenses was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures.

  Interest Income (Expense), Net.   The Company had net interest income of
$640,000 for the nine months ended June 30, 2000 compared to net interest income of $1.1 million for the nine months ended June 30, 1999. This decrease was primarily attributable to lower interest income generated on a smaller investment balance.

  Provision (benefit) for Income Taxes. Provision for income taxes was $1.5 million for the nine months ended June 30, 2000 compared to a benefit for income taxes of $108,000 for the nine months ended June 30, 1999. The provision for income taxes for the nine months ended June 30, 2000 of 69.4% was impacted by other nonrecurring charges for which no tax benefit can be recorded. Excluding these nonrecurring charges, the Company's effective tax rate for the nine months ended June 30, 2000 would have been 41.5%. For the nine months ended June 30, 1999, the Company's effective tax rate was 39.0%. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the inability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to monitor the effective tax rate on a quarterly basis.


Liquidity and Capital Resources

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions and potential contingent payments related to prior acquisitions. The Company maintains an $8 million revolving credit facility (the "Credit Facility") which matures August 27, 2000. The Credit Facility allows the Company to borrow the lesser of an amount equal to 85% of eligible accounts receivable or $8 million. The Credit Facility bears interest, at the Company's option, either at the adjusted LIBOR rate plus 2.5% per annum or an alternate base rate plus 0.5%. The alternate base rate is the greater of the bank's prime rate or the federal funds effective rate plus 0.5%. The Credit Facility is secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and a pledge of approximately 65% of the stock of the Company's foreign subsidiaries. The Credit Facility contains certain restrictive covenants, including limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt and a prohibition against the payment of dividends (other than dividends payable in its stock). The Credit Facility requires the maintenance of certain financial ratios, including a minimum quarterly net income requirement and a minimum ratio of total liabilities to earnings before interest, taxes, depreciation and amortization. As of June 30, 2000, the Company was in compliance with all financial ratios and there were no borrowings outstanding under the Credit Facility.

  The Company (through one of its Australian subsidiaries) also maintains a $1.6 million revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.66 to US $1.00). Under the terms of the agreement, the principal balance of the credit line will reduce by approximately $142,000 per quarter to a maximum line of approximately $1,205,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of June 30, 2000, the available principal balance of the line of credit was reduced by two letters of credit totaling approximately $72,000. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (8.75% per annum as of June 30, 2000) and interest is payable monthly. As of June 30, 2000, the outstanding balance on the Loan was approximately $1,356,000. Among other provisions, the Loan requires the Company to maintain certain minimum financial ratios. As of June 30, 2000, the Company was in compliance with the Loan covenants.

  Net cash provided by operating activities was $6.1 million in the nine months ended June 30, 2000 as compared to net cash used in operating activities of $695,000 in the nine months ended June 30, 1999. The change is primarily attributable to a net increase in accounts payable and accrued liabilities, partially offset by payments of Australian and U.S. tax liabilities and a net decrease in outstanding accounts receivable.

  Net cash used in investing activities was $5.7 million in the nine months ended June 30, 2000 and $13.2 million in the nine months June 30, 1999. The change is primarily attributable to a lower rate of business combinations and fixed asset purchases in the current year compared to the prior year. Capital expenditures, including equipment acquired under capital lease, but excluding assets acquired or leased through business combinations, were approximately $1.7 million in the nine months ended June 30, 2000 and $4.8 million in the nine months ended June 30, 1999. The Company anticipates that it may have increased capital expenditures depending on the number of future payment processing center operations.

  Net cash provided by financing activities totaled $877,000 in the nine months ended June 30, 2000 and $799,000 in the nine months ended June 30, 1999. The increase in net cash provided by financing activities resulted primarily from the borrowings under the Australian bank line of credit and proceeds from the issuance of common stock, partially offset by the repurchase of common stock.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, contingent payments earned, new contracts, the timing of the receipt of accounts receivable and employee growth. The Company's ability to obtain replacement or additional credit facilities will depend upon prevailing market conditions, the Company's financial condition and the terms and conditions of such additional facilities. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company is also involved in a contract dispute with a prime contractor. The Company and the prime contractor have agreed in principle to the terms to settle this dispute. The Company's financial condition and results of operations will not be materially and adversely affected by the agreed upon terms of this settlement.

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

  Potential Adverse Effect on Operating Results from Dependence on Large
Projects, Limited Clients or Certain Market Sectors.   The completion,
cancellation, significant reduction in the scope or imposition of significant penalties for the Company's failure to meet scheduled delivery requirements of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the nine months ended June 30, 2000, no clients accounted for more than 10% of the Company's revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

In addition, under a contract with Siemens Business Services Limited ("SBS") the Company is marketing the services of SBS' Application Services Center, in exchange for success fees based on the utilization of SBS' resources. The Company has committed to utilizing a minimum number of full-time resources from SBS. The Company's payment obligations to SBS, to the extent there is a shortfall in the utilization of these resources, shall not under any circumstances exceed $16.4 million (based on a current exchange rate of GBP 0.66 to US $1.00) over the life of the five-year contract.

  Dependence on Contracts with Government Agencies.   For the nine months ended
June 30, 2000, approximately 59.4% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase IT services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

  Potential Failure to Identify, Acquire or Integrate New Acquisitions.    An
important component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through June 30, 2000, we acquired fifteen businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  Failure to Estimate Accurately Fixed Price and Performance-Based Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the nine months ended June 30, 2000, 30.0% of our revenues were generated on a fixed price basis and 16.1% of our revenues were generated from performance-based contracts. We believe that the percentage of revenues attributable to fixed price and performance-based contracts will continue to be significant.

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

  Control of Company and Corporate Actions by Principal Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A common stock have entered into a Voting Trust with respect to their shares of Class A common stock, which represents 58.6% of the total common stock voting power at June 30, 2000. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's sole remaining trustee, James L. Bildner, following William G. Barton's resignation as a trustee in April 2000. As a result, Mr. Bildner will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

  Failure to Manage and Expand International Operations.   For the nine months
ended June 30, 2000, international operations accounted for 36.8% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must be able to provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

  Liquidity and Capital Resources. The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, contingent payments earned, new contracts, the timing of the receipt of accounts receivable and employee growth. The Company's current bank facility expires August 27, 2000. The Company is currently negotiating an extension of this bank facility and/or a new bank facility. The Company's ability to renew or replace existing credit facilities will depend upon prevailing market conditions, the Company's financial condition and the terms and conditions of such renewed or replacement facilities.

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

  Foreign Currency Exchange Rate Risk.   The Company has wholly owned
subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the nine months ended June 30, 2000. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  The Company has agreed in principle to the terms to settle the dispute with a prime contractor regarding one of the Company's Australian projects. The agreed upon the terms of this settlement will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  Exhibit
  Number                                  Description
  -------                                 -----------
  10.71 Separation Agreement by and between the Registrant and William G. Barton, dated as of April 14, 2000.

  10.72 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 15, 2000, by and between the Registant, Tier Technologies (United Kingdom) Inc. and BankBoston, N.A.

  27.1      Financial Data Schedule.

  (b) Reports on Form 8-K.

  Current Report on Form 8-K, filed on April 14, 2000, pursuant to Item 2 regarding the disposition of the entire issued and outstanding capital stock of Midas Computer Software Limited.

  Current Report on Form 8-K, filed on April 17, 2000, pursuant to Item 2 regarding the acquisition of certain assets and liabilities of The SCA Group, Inc. and Harris Chapman.

  Current Report on Form 8-K/A, filed April 18, 2000, pursuant to Item 7 regarding the acquisition of certain assets and liabilities of The SCA Group, Inc. and Harris Chapman.

  Current Report on Form 8-K/A, filed June 14, 2000, pursuant to Item 7 attaching financial statements and pro forma information related to the acquisition of certain assets and liabilities of the SCA Group, Inc. and Harris Chapman.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Tier Technologies, Inc.

Dated:  August 11, 2000





                                  By:         /s/ LAURA B. DEPOLE
                                     --------------------------------------
                                                Laura B. DePole
                                            Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                                 Description                          Page
-------                                -----------                          ----
10.71    Separation Agreement by and between the Registrant and William
         G. Barton, dated as of April 14, 2000............................

10.72 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 15, 2000, by and between the
         Registant, Tier Technologies (United Kingdom) Inc. and
         BankBoston, N.A..................................................

27.1     Financial Data Schedule..........................................