Form 10-K405
period 2000-09-30
TIER TECHNOLOGIES INC
filed 2000-12-07
CIK 1045150

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

                 For the fiscal year ended September 30, 2000

                                      or

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

                   California                                 94-3145844
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification Number)
             or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $78,065,582 on November 29, 2000 based on the last reported sale price of the registrant's Class B Common Stock on the Nasdaq National Market on such date. As of November 29, 2000, the number of shares outstanding of the registrant's Class A Common Stock was 1,135,114 and the number of shares outstanding of the registrant's Class B Common Stock was 11,536,316.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2000. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                      PART I                              Page
                                      ------                              ----
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   11
 Item 3.  Legal Proceedings.............................................   11
 Item 4.  Submission of Matters to a Vote of Security Holders...........   11
                                      PART II
                                      -------
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   12
 Item 6.  Selected Financial Data.......................................   13
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   27
 Item 8.  Financial Statements and Supplementary Data...................   28
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   28
                                     PART III
                                     --------
 Item 10. Directors and Executive Officers of the Registrant............   29
 Item 11. Executive Compensation........................................   29
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   29
 Item 13. Certain Relationships and Related Transactions................   29
                                      PART IV
                                      -------
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   29
 SIGNATURES

Private Securities Litigation Reform Act Safe Harbor Statement

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are "forward-looking statements" within the meaning of federal securities laws. When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially from those set forth herein include, but are not limited to, those factors listed in the "Factors That May Affect Future Results" section, as set forth beginning on page 22 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                    PART I

Item 1. Business

General

  Tier Technologies, Inc. ("Tier" or the "Company") is a vertically-focused global consulting firm that delivers end-to-end business solutions to its national and multinational clients. Tier, which was incorporated in the State of California in 1991, operates its business through four strategic business units ("SBU"): U.S. Government Services, U.S. Commercial Services, Australian Operations, and United Kingdom Operations. See Note 11 to Notes to Consolidated Financial Statements for certain financial information regarding these strategic business units. Tier works closely with its Fortune 1000, government and other clients to formulate, evaluate and implement strategies that allow clients to rapidly channel emerging technologies into business operations. Tier combines this understanding of enterprise-wide systems with deep domain knowledge in the vertical industries of healthcare, financial services, insurance, utilities and government. In government, the Company focuses on the areas of state health and human services, transportation, justice and public safety, natural resources and tax and revenue. The Company's ability to understand the specific industry environment and business rules in which its clients operate allows Tier to retain, reuse, repeat and distribute its experiential knowledge throughout the Company and to achieve significant improvements in cost, quality and deployment on client projects. Tier provides these business solutions utilizing a variety of delivery offerings that are targeted to specific client industries and governmental agencies and include solutions that link systems and technology improvements to increased operating efficiencies. These services are offered to its clients across all strategic business units under five broad delivery offering categories: Business Process Reengineering ("BPR"), Systems Design and Integration ("Systems"), Vertical Application Service Provider ("Vertical ASP"), Business Process Outsourcing ("BPO"), and Systems and Technology Training ("Training"). Several of Tier's engagements involve providing a combination of these delivery offerings as part of the overall project. Tier brings to its client relationships specific industry knowledge, proven delivery capability and proprietary applications, such as Kids 1stSM and FundFinderSM. The combination of domain expertise and technical capability allows the Company to create new business models and improve operating processes that result in quantifiable returns on investment for its clients.

Background

  Today, large corporations and government agencies face a competitive and complex operating environment. Consolidation, globalization, the impact of the internet, regulatory changes and the complexity of technology and operating system advancements have fundamentally changed the way businesses operate. As a result, the market's preference for consulting services has undergone an equally profound change. Firms that provided only limited or generic services or only offer technology-specific answers are seen as too narrowly focused. The market now demands that the firm of choice offer a comprehensive business solution, grounded in specific and relevant business knowledge and proven experience.

  The last several years have brought significant change to the government health and human services market in particular. The need for real time information, consolidation, new statutory regulations in some markets and deregulation in others, and the demand for more effective information exchange between government agencies and local constituents in an internet environment, have created one of the most complex business environments of the last several decades.

  For example, in U.S. state government health and human services, the environment surrounding child support, specifically, has undergone massive change as case volume has skyrocketed. Nationally, the number of child support cases has risen from 15.2 million in 1992 to 16.4 million cases in 1999. Over $15.8 billion in child support payments were collected in 1999, a 100% increase from 1992 collections of only $7.9 billion.

  The U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996 ("PRWORA") requires states to place in operation an automated state centralized unit, or linked local units to collect and disburse child support payments. The unit must provide a single, automated process to collect and disburse child support payments by generating income withholding orders and notices to employers, accurately identifying payments, disbursing payments to custodial parents and furnishing parents with a record of support payment status. Centralized collection units assist states with a growing caseload and simplify the withholding process for employers by eliminating the need for them to send checks to multiple entities and locations. As wage withholding has become a requirement for a larger segment of the non-custodial parent population, the need for centralization has been intensified.

  In addition, collecting delinquent child support payments has become more complex. Under PRWORA, the Financial Institution Data Match ("FIDM") program was created. Among the provisions of this sweeping legislation is a requirement for all states to match delinquent obligors against records in every financial institution doing business in that state. When a match is identified, the State child support programs enforcement agencies issue liens or levies on the accounts to collect the past-due child support. Each state is required to institute a FIDM program.

  Within the global commercial market, the push towards consolidation is evident in the healthcare, financial services, insurance and utilities industries. Especially important in each of these vertical markets is the drive for business process improvements that deliver operating efficiencies. More organizations are competing on a global scale and are addressing global issues with limited, regional or non-optimized systems and procedures. The U.S. healthcare industry, for example, which is estimated at $1 trillion, is composed of an array of participants, including providers, purchasers and insurers functioning interdependently within the complex framework of the U.S. healthcare system. Consumers are demanding increasing choice in the way they access services, which has led to growth among point-of-service plans, a hybrid of a health maintenance organization and a preferred provider organization. Leading edge organizations must develop business processes around these advances in services or lag the market.

  In the financial services and insurance arenas, consolidation among the banking, insurance and securities industries continues to mount. The advent of on-line products has increased focus on data security and information controls. On the utility front, the large-scale unbundling of mature power companies has led to the redefinition of payment and rate structuring, and wide-ranging requirements for new revenue tracking systems and procedures.

  Further complicating the general business environment has been the evolution of the internet and its impact on both the reality and perception of the way these vertical markets serve their customers and stakeholders. Many companies have seen the adoption of on-line services as the sole solution to their competitive environments. The Company believes that these adoption strategies are flawed unless they include more comprehensive changes in business operating systems, processes and strategies that are in alignment with the underlying systems and processes that drive these industries.

  The Company believes it has a mature business model that has evolved from a chain of discrete delivery offerings, to a continuum of high value-add services. Consulting activities are now linked not only to systems implementation, but to the client's business strategy, through client collaboration that starts with strategic business consulting at the top executive levels of our clients, through technology consulting, systems implementation and training.

Strategy

  The Company's strategy includes the following elements:

  Leverage Expertise in Key Vertical Markets. The Company intends to continue to increase its client base and leverage its expertise by focusing its business development and marketing efforts on high-value opportunities in certain vertical markets, such as healthcare, financial services, insurance, utilities and government--especially in the areas of state health and human services, transportation, justice and public safety, natural resources and tax and revenue. Within the global commercial market, Tier has developed specific expertise in areas such as healthcare claims processing, billing systems, customer relationship management, membership systems and operations, financial credit and transaction processing and systems, insurance claims and underwriting operation systems and utilities business and process improvement solutions. Within the global government markets, Tier has developed expertise in areas such as child support and child support enforcement services, child welfare services, traditional welfare, payment processing, training and procurement processes. The Company believes that the best market opportunities for its services are large organizations with intensive information processing needs.

  Provide End-to-End Solutions. The Company recognizes that a business requires more than just the adoption of on-line capabilities as an answer to its competitive environments. The Company's strategy envisions a single-source solution-provider that can rapidly deploy a team of senior experts with proven industry expertise and technology capability that spans the entire business environment and includes implementation and operation. The Company believes that this combination of a more "holistic" approach and deep domain expertise provides the best value proposition.

  Actively Brand Tier Name and Corporate Values. The Company intends to continue to develop market recognition and acceptance of the Company's services by an aggressive campaign designed to increase global awareness of the Company's expertise and capabilities. The Company believes that it is well positioned to increase name recognition among its target market segments, and to develop brand loyalty among its current client base. The Company will conduct business as "Tier" rather than "Tier Technologies, Inc.", as Tier's current breadth of services is more comprehensive than just a pure technology consulting company. The Company intends to create brand identity through the use of several "corporate attributes," such as "Expect A LotSM," "We have a Passion for ResultsSM," "Beyond TalkSM," and "There is a Strategy for Everything We DoSM." In the Company's judgment, these attributes will serve as global corporate, cultural and business descriptors, and define its commitment to excellence, end-to-end solutions and customer satisfaction. The Company's branding campaign seeks to exploit the competitive advantages provided by the Company's global capabilities. In addition, the Company is branding some of its leading-edge proprietary software applications, namely Kids 1stSM--the child support payment processing application and FundFinderSM--the financial institution data matching application.

  Attract and Retain High Value Employees. Tier maintains programs and personnel to identify, hire, train and retain highly skilled professionals who are a critical element in its ability to deliver high quality services to clients and to the long-term success of the Company. In addition, the Company offers a competitive compensation package and a career advancement program that offers employees career enrichment opportunities and technical training opportunities. The Company's international presence allows it to offer international assignments to its consultants that provide opportunities to gain knowledge and experience under an international "best practices" program. The Company is committed to the "seller-doer" model, under which, our traditional sales force is supplemented by industry experts that have the ability to translate industry-specific challenges into business development opportunities. Seller-doers maintain an ongoing client relationship at the senior executive level, well past the initial sales effort. By maintaining this relationship, seller-doers can ensure the quality of the business solution being provided as well as identify other value-added opportunities to meet the changing needs of our clients.

  Develop and Respond to Strategic Partnerships and Acquisitions. The Company develops strategic partnerships with service and technology providers in the pursuit of new business development opportunities. The Company believes these relationships provide competitive advantages, including enabling the Company to broaden its client base and maintaining the Company's technological leadership through the deployment of leading edge applications. Tier considers potential acquisitions which may further expand its presence in key geographic or vertical marketplaces, supplement its technical scope or industry expertise, or allow it to acquire additional human resources or strategic client relationships. From December 1996 through September 30, 2000, the Company made fifteen acquisitions which helped to expand the Company's operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, service offerings and technical expertise and to supplement its human resources.

Services and Clients

  Tier's services are categorized under five broad delivery offerings:
Business Process Reengineering, Systems Design and Integration, Vertical Application Service Provider, Business Process Outsourcing, and Systems and Technology Training. Revenue contributed by delivery offering is as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
                                                             (in thousands)
BPR.................................................... $ 17,082 $ 2,027 $ 4,864
Systems................................................   39,761  65,208  43,140
Vertical ASP...........................................   22,415   4,928     --
BPO....................................................   17,826   7,577   8,738
Training...............................................    9,764   6,309     801
Other..................................................    2,576   5,927     182
                                                        -------- ------- -------
    Total.............................................. $109,424 $91,976 $57,725
                                                        ======== ======= =======

  These delivery offerings are targeted primarily to five vertical markets: government, healthcare, financial services, insurance and utilities. Tier has suites of services that it provides under each of these delivery offerings and several of the Company's engagements involve providing a combination of these delivery offerings as part of the overall project. Some representative client engagements include:

  Business Process Reengineering. Our suite of BPR advisory services is designed to help senior management improve the effectiveness of corporate strategy, process or operations by assessing the business needs and reviewing the business functions, plans and directions. These services generate a fundamental rethinking of a customer's business systems and processes and are aimed at achieving dramatic improvements in key performance measures. Information technology consulting services help the Company's clients assess different technology strategies and, in doing so, align their technology strategy with their business and process strategy. These services support a client's information technology initiatives by providing strategic, architectural, operational and implementation planning. For example, the Company has provided consulting services to a major U.S. utility company to develop accurate strategic performance metrics for a field operations unit and install activity-based cost disciplines.

  Systems Design and Integration. Client demand for applications, especially e-commerce applications, has increased, stimulated by market forces that include globalization and supply chain integration. The Company is focused on enhancing functionality through the development of applications directed towards the vertical markets and domains in which it practices. Through the development of proven enterprise-wide applications in the various vertical markets on which Tier is focused, the Company has developed strong credentials and expertise. One example is a significant government project, in which the Company is responsible for providing the design, development, implementation and management of a child support system that meets the requirements of PRWORA, including full facility management services and user training. Tier provides all technical support services to the client, including analysis, design, programming, testing, training, implementation and operations. In the healthcare sector, the Company developed a web-based eligibility and claim submission application for a major healthcare client which has over 10,000 providers. The application provided a user-friendly web interface and included an extranet application to allow providers on the client's managed care program to check patient eligibility and submit claims using a browser. The Company has successfully developed several large-scale systems for a state's Department of Transportation, including fleet and travel management systems. The system was designed as a custom fit for the unique characteristics of fleet management within the state. The Company designed, implemented, managed and executed the data conversion of a legacy billing system, as well as the implementation of a new client/server application for a major healthcare provider. The project, which included billing, cash posting, collections and utilities functions, analyzed and coordinated over 13 million records.

  Vertical Application Service Provider. As a Vertical Application Service Provider, Tier operates entire business processes on behalf of clients utilizing core proprietary software applications on a per-transaction basis. Our clients benefit from our industry expertise and knowledge of the regulatory environment. In addition, the ability to customize Tier's core proprietary software applications makes this solution a scalable and flexible option for our clients who wish to increase efficiencies while reducing costs and risk. We believe our ability to offer a flexible, industry-specific solution differentiates Tier services from the generic hosting services provided by traditional ASPs. Within the government sector, the Company has developed proprietary applications such as Kids 1stSM--a child support payment processing application and FundFinderSM--the financial institution data matching application. For our child support payment processing Vertical ASPs, each state has the ability to select service options including a government-to-consumer web application, full processing of child support financial instruments and customer service/call center options. In addition, the Company provides outreach activities for states including the design of web sites, brochures and supporting participation documents. On an annualized basis, the Company is currently processing over $2 billion of child support payments for eight states in the United States.

  The Company's strong understanding of child support enforcement and banking issues, as well as strong technology skills are well suited to meet the requirements of FIDM. The Company was awarded one of the first FIDM contracts in the U.S. Tier's proprietary software application, FundFinder, provides the government-to-business interface between all of a state's financial institutions and a state's child support enforcement division.

  Business Process Outsourcing. Given the need for increasing sophistication within the information technology ("IT") workplace, outsourcing is increasingly viewed by the corporate community as an optimization strategy. More clients are looking to outsource their IT functions as well as the responsibility for large project oversight on internal systems projects. Tier provides its clients with professional personnel with the necessary technological expertise and project management skills. Tier's Australian Operations SBU has a team of senior project managers that can be deployed to outsource the management of large systems projects. The U.S. Government Services SBU has provided application development programming resources on an outsourced basis for several agencies of a state for over three years.

  Systems and Technology Training. With the confluence of technology, new and changing systems, the increased use of web-based data and processes and operational realignment, training has become a serious issue for most corporations. The ability to have large groups of personnel trained in current applications is critical to the success of many businesses, particularly as many companies move into a global as well as an internet environment. The Company offers a suite of systems and technology training courses that includes boot camps and systems training programs for a range of Fortune 1000 clients. Tier also designs customized corporate training programs to meet the needs of specific clients.

  Client Mix. For the fiscal year ended September 30, 2000, Tier had revenues of $109.4 million. Tier has derived, and believes that it will continue to derive, a significant portion of its revenues from a small number of large clients, many of which engage the Company on a number of projects. For the twelve months ended September 30, 2000, no client accounted for more than 10% of the Company's revenues. Most of the Company's contracts can be terminated by the client with little or no notice and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations.

  Until fiscal 1997, Company revenues were generated primarily through Tier's domestic operations. For the fiscal year ended September 30, 2000, international operations accounted for 36.6% of the Company's total revenues. See Note 11 to Notes to Consolidated Financial Statements. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant and may continue to grow.

  For the fiscal year ended September 30, 2000, approximately 59.3% of Tier's worldwide revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of government funding. A significant reduction in funds available for government agencies to purchase services offered by the Company could have a material adverse effect on Tier's business, financial condition and results of operations.

Sales and Marketing

  The Company's clients consist primarily of Fortune 1000 companies with information-intensive businesses and government entities with large volume information and technology needs. Tier's sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements.

  Because the Company is focused specifically on vertical market expertise, the sales delivery model differs from some of our competitors. Rather than using only a traditional commissioned sales force, the Company also utilizes the seller-doer model, which allows thought leadership within the vertical markets to emerge as a key sales tool. The seller-doers are typically members of the management team, who have a wide range of industry contacts, significant reputation in the industry and the ability to develop, sell and successfully manage major engagements.

  As a result of its vertically-focused sales channel approach, the Company believes that it is able to penetrate markets quickly and with lower sales acquisition costs. In order to more clearly define the delivery of its services and to reflect the needs of its clients, the Company has organized its sales effort into four strategic business units: U.S. Commercial Services, which targets healthcare, financial services, insurance services, utilities and other commercial markets; U.S. Government Services, which targets the fast-growing health and human services arena, justice and public safety, transportation and tax and revenue; Australian Operations, which targets Australia-based opportunities and United Kingdom Operations which targets opportunities in the United Kingdom.

  The sales team derives leads through industry networking and referrals from existing clients; government agencies' requests for proposals; strategic partnerships with third parties under which the Company jointly bids and performs certain engagements; directed sales activities identified by other strategic business units within the Company; and an international marketing program. The Company believes that its use of these multiple marketing channels results in a shorter sales cycle than generally experienced by other providers.

  The Company believes its marketing program will further benefit from its vigorous branding campaign, and includes joint marketing through strategic partnership arrangements; provision of speakers to industry, academic and government conferences; publication of white papers and articles; and distribution of collateral material and public relations announcements.

Human Resources

  As of September 30, 2000, the Company had a workforce of 918, including 539 consultants, of which 346 were salaried employees, 23 were hourly employees and 170 were independent or sub-contractors. The workforce also includes 224 employees who support its Vertical ASP facilities, 42 sales and marketing employees and 113 general and administrative employees. Of the Company's total workforce as of September 30, 2000, 66.3%, 30.7% and 3.0% were located in the United States, Australia and the United Kingdom, respectively.

  The Company has a global Human Resources Department that is primarily responsible for day-to-day human resources operations as well as organizational development initiatives and the administration of the Company's overall compensation and benefits policy. The Company also has a Resource Management Department which is responsible for consultant utilization and deployment and, as part of its recruiting efforts, pursues a three level employee-sourcing strategy. The primary sources include employee referrals, job fairs, internet job postings and direct recruiting. Tier also has established national and international sources through preferred-rate partnerships with recruiting suppliers. If peak staffing demand exceeds these resources, the Company may engage external recruiting agencies to locate consultants on a permanent or temporary basis or draw from its existing contractor relationships. Given the rapid pace of technological evolution, Tier recognizes that skill obsolescence is a fundamental concern for professionals. Tier attracts and retains employees by offering technical training opportunities as well as management skills training in the areas of project management and project administration, a stock option award program and a competitive benefits and compensation package. Tier's senior consultants work with their more seasoned colleagues within the vertical markets to develop requisite seller-doer skills. As a key component of the Company's employee retention program, Tier has developed and implemented a performance based compensation structure supported by a performance planning and review ("PPAR") process that allows each employee and his or her manager to develop performance plans with specific measurable objectives. The result of implementing the PPAR program is a focus by each employee on what he or she needs to achieve to perform at the highest level, which directly influences compensation. The Company believes that there is a shortage of, and significant competition for, professionals and that its future success is highly dependent upon its ability to attract, train, motivate and retain skilled consultants with the advanced technical skills necessary to perform the services offered by the Company.

Competition

  The professional services market is highly competitive and is served by numerous international, national and local firms. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of the Company's prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the professional services market, and the Company has faced, and expects to continue to face, additional competition from new entrants.

  The Company believes that the principal competitive factors include reputation, project management expertise, deep industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results both on a fixed price or transaction-based as well as a time and materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, the ability of its clients to perform the services themselves, and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not cause the Company's revenues or income to decline or otherwise materially adversely affect its business, financial condition and results of operations.

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

Executive Officers of the Registrant

  The following persons were executive officers of the Company as of November 29, 2000:

Name                     Age                  Position with the Company
----                     --- ------------------------------------------------------------
James L. Bildner........  46 Chairman of the Board, President and Chief Executive Officer
James R. Weaver.........  43 President, U. S. Operations
Stephen McCarty.........  47 Senior Vice President, Human Resources Management
Laura B. DePole.........  36 Senior Vice President, Chief Financial Officer, Secretary
                             and Treasurer
David Laidlaw...........  59 President, International Operations
Richard E. Kristensen...  50 President, U.S. Commercial Services
Barbara M. Pivnicka.....  47 Senior Vice President and Chief Marketing Officer

  Mr. Bildner joined Tier as Chairman of the Board in November 1995 and became Chief Executive Officer in December 1996. From December 1994 to December 1996, Mr. Bildner was employed as a principal of Argus Management Corporation, a management consulting firm. Mr. Bildner serves on the Board of Visitors of the Tucker Foundation and the Case Western Reserve School of Law. Mr. Bildner is a trustee of Lesley University, an Overseer of Children's Hospital and Medical Center and serves on the Board of Directors of Australia's Lizard Island Reef Research Foundation. A frequent speaker and author on business issues, Mr. Bildner holds an A.B. from Dartmouth College and a J.D. from Case Western Reserve School of Law.

  Mr. Weaver joined Tier as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company, where he was responsible for strategic planning, policy and procedure development, client base expansion and overall business planning and development. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Information Management Services and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a B.A. in Psychology from California University of Pennsylvania.

  Mr. McCarty joined the Company as Senior Vice President, Human Resources Management in October 1998. From January 1998 to October 1998, he served as a Vice President of Renaissance Worldwide, Inc., a consulting firm. From February 1993 to January 1998, he served as a Vice President of Arthur D. Little, a consulting firm. Mr. McCarty received a B.A. in Psychology from State University of New York (SUNY) at Plattsburgh and a M.S. in Industrial/Organizational Psychology from Rensselaer Polytechnic Institute.

  Ms. DePole has served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer since January 2000 and Chief Accounting Officer since August 1997. Ms. DePole previously served as Senior Vice President, Finance from April 1999 to January 2000. From October 1998 to April 1999, Ms. DePole was Vice President, Finance and from August 1997 to October 1998, Ms. DePole was also the Corporate Controller of the Company. Prior to that time, Ms. DePole was a Senior Manager at Ernst & Young LLP, an international public accounting firm. Ms. DePole received a B.S. in Accounting from San Francisco State University and is a Certified Public Accountant.

  Mr. Laidlaw joined the Company as President, International Operations in March 1999. From January 1996 through February 1999, Mr. Laidlaw served as General Manager for the IBM Global Services Australia Consulting and Systems Integration Unit. From 1966 through December 1995, Mr. Laidlaw held various other positions within IBM information technology services units in Australia, the United Kingdom and the Asia Pacific region. Mr. Laidlaw received a B.S. and M.S. in Engineering from Melbourne University.

  Mr. Kristensen joined the Company as President, U.S. Commercial Services in March 2000. From January 1999 to February 2000, Mr. Kristensen served as President and Chief Operating Officer of The SCA Group. From

September 1993 to December 1998, Mr. Kristensen served as President and Chief Executive Officer of Harris Chapman & Company. Mr. Kristensen received an MBA in Organizational Behavior from University of Pittsburgh and a B.A. in English and Psychology from Kenyon College.

  Ms. Pivnicka joined the Company as Senior Vice President and Chief Marketing Officer in August 2000. From January 1986 to August 2000, Ms. Pivnicka was with Deloitte & Touche LLP, an international public accounting firm and from 1994 to 2000, served as Director of Marketing. Ms. Pivnicka received a B.A. in the Honors Program with a double major in English and Art History from the University of San Francisco.

Item 2. Properties

  The Company's headquarters and principal administrative functions are located in approximately 11,150 square feet of leased space in Walnut Creek, California. The lease for this space expires November 30, 2002. The Company also operates through leased facilities in thirteen additional states, the United Kingdom and Australia. Tier anticipates that additional space will be required during fiscal 2001, as its business expands and believes that it will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

  The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class B Common Stock is traded on the Nasdaq National Market under the symbol "TIER." The following table sets forth the range of high and low sales prices for the Company's Class B Common Stock for the quarterly periods indicated:

                                                       Fiscal 2000  Fiscal 1999
                                                       ------------ ------------
                                                        High   Low   High   Low
                                                       ------ ----- ------ -----
     First Quarter.................................... $13.88 $5.69 $17.50 $5.56
     Second Quarter...................................   9.19  6.13  20.00  7.88
     Third Quarter....................................   7.19  4.00   9.56  5.06
     Fourth Quarter...................................   7.63  5.03   8.59  6.41

  The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors.

  As of November 29, 2000, there were approximately 324 holders of record of the Company's Class B Common Stock and one holder of record of the Company's Class A Common Stock.

Item 6. Selected Financial Data

  The following table summarizes selected consolidated financial data of the Company. The historical results are not necessarily indicative of results to be expected for any future period.

                                          Year Ended           Twelve-Month   Nine-Month    Nine-Month
                                        September 30,          Period Ended  Period Ended  Period Ended   Year Ended
                                   --------------------------  September 30, September 30, September 30, December 31,
                                     2000     1999     1998        1997         1997(1)        1996          1996
                                   --------  -------  -------  ------------- ------------- ------------- ------------
                                                                (unaudited)                 (unaudited)
                                                        (in thousands, except per share data)
Consolidated Statement of
 Income Data:
Revenues.........................  $109,424  $91,976  $57,725     $26,885       $22,479       $11,790      $16,197
Cost of revenues.................    66,712   56,236   37,273      17,864        14,917         8,669       11,616
                                   --------  -------  -------     -------       -------       -------      -------
Gross profit.....................    42,712   35,740   20,452       9,021         7,562         3,121        4,581
Costs and expenses:
 Selling and marketing...........     7,378    6,095    3,009       2,234         1,836           577          975
 General and administrative......    22,337   18,988    9,743       5,197         4,397         1,774        2,574
 Other nonrecurring charges......     2,195      --       --          --            --            --           --
 Compensation charge related
  to business combinations.......       586      608      737         469           470           --           --
 Purchased in-process
  technology.....................       --     4,000      --          --            --            --           --
 Reserve for contract dispute....       --     1,856      --          --            --            --           --
 Depreciation and amortization...     6,100    3,864    1,169         283           259            56           80
                                   --------  -------  -------     -------       -------       -------      -------
Income from operations...........     4,116      329    5,794         838           600           714          952
Interest (income) and
 expense, net....................      (899)  (1,321)    (980)        123            99            50           74
                                   --------  -------  -------     -------       -------       -------      -------
Income before income taxes.......     5,015    1,650    6,774         715           501           664          878
Provision for income taxes.......     2,696      644    2,642         287           201           266          351
                                   --------  -------  -------     -------       -------       -------      -------
Net income.......................  $  2,319  $ 1,006  $ 4,132     $   428       $   300       $   398      $   527
                                   ========  =======  =======     =======       =======       =======      =======
Basic net income per share(2)....  $   0.19  $  0.08  $  0.45     $  0.11       $  0.06       $  0.08      $  0.11
                                   ========  =======  =======     =======       =======       =======      =======
Shares used in computing basic
 net income per share(2).........    12,344   12,056    9,231       4,037         5,400         5,220        4,988
                                   ========  =======  =======     =======       =======       =======      =======
Diluted net income per share(2)..  $   0.18  $  0.08  $  0.39     $  0.10       $  0.05       $  0.07      $  0.10
                                   ========  =======  =======     =======       =======       =======      =======
Shares used in computing diluted
 net income per share(2).........    12,740   12,869   10,624       4,265         5,794         5,478        5,246
                                   ========  =======  =======     =======       =======       =======      =======

                                           September 30,
                                  -------------------------------- December 31,
                                    2000    1999    1998    1997       1996
                                  -------- ------- ------- ------- ------------
                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.........  $ 19,913 $19,092 $39,301 $   106    $  306
Working capital.................    21,345  35,840  49,695   2,361     1,191
Total assets....................   101,162  83,944  74,503  10,496     4,133
Long-term debt, net of current
 obligations....................     1,385     454     202   1,608       576
Total shareholders' equity......    69,277  70,268  64,172   3,892     1,028

--------
(1) In September 1997, the Company changed its fiscal year end to September
    30.

(2) See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Tier is a vertically focused global consulting firm that delivers end-to-end business solutions to its national and multinational clients. The Company provides business solutions utilizing a variety of delivery offerings that are tailored to specific client industries and governmental agencies, and include solutions that link systems and technology improvements to increased operating efficiencies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations. The Company's revenues increased to $109.4 million in the fiscal year ended September 30, 2000 from $92.0 million in the fiscal year ended September 30, 1999. For the fiscal year ended September 30, 2000, approximately 59.3% of the Company's revenues were derived from sales to government agencies. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown from 780 on September 30, 1999 to 918 on September 30, 2000.

  The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. During the fiscal year ended September 30, 2000, 28.4% of the Company's revenues were generated on a fixed price basis and 17.6% of the Company's revenues were generated on a per-transaction basis. The Company believes that the percentage of total revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope or nature of the project, billing rates, percent complete or gross profit margins. To date, the Company has generally been able to obtain an adjustment in its fees following a significant change in the assumptions upon which the original estimate was made, but there can be no assurance that the Company will be successful in obtaining adjustments in the future. If the Company significantly overestimates the volume for transaction-based contracts or underestimates the resources or time required for fixed price and per-transaction based contracts, its financial condition and results of operations would be materially and adversely affected.

  The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the fiscal year ended September 30, 2000, no clients accounted for more than 10% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  From December 1996 through September 30, 2000, the Company made fifteen acquisitions for a total cost of approximately $53.5 million in cash and shares of Class B Common Stock, excluding future contingent payments. The Company also incurred $2.4 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, delivery offerings and technical expertise and to supplement its human resources. In fiscal year 2000, the Company acquired all the issued and outstanding capital stock of Simsion Bowles & Associates ("SBA"), an Australian entity, which provides business process reengineering and e-commerce consulting services, and certain assets and liabilities of The SCA Group, Inc. and Harris Chapman, United States entities, which provided business process reengineering and management consulting services. In March 2000, the Company sold its United Kingdom subsidiary, Midas Computer Software Limited ("Midas"), for approximately $3.7 million (based on an exchange rate on the closing date of GBP 0.64 to US $1.00), net of estimated selling expenses and including repayment of intercompany debt of approximately $1.4 million. Approximately $2.6 million was paid in cash upon closing and approximately $1.3 million was attributable to a release of approximately 51,000 shares of the Company's Class B Common Stock and a share guarantee on the original Midas acquisition. The decision to sell this subsidiary was based in part on the continued lower than expected results achieved by the subsidiary and the desire to focus the Company's U.K. efforts on the alliance with Siemens Business Services.

  For the fiscal year ended September 30, 2000, international operations accounted for 36.6% of the Company's total revenues. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. International operations subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

  The following table summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                                            Twelve Months
                                                           Ended September
                                                                 30,
                                                          -------------------
                                                          2000   1999   1998
                                                          -----  -----  -----
   Revenues.............................................. 100.0% 100.0% 100.0%
   Cost of revenues......................................  61.0   61.1   64.6
                                                          -----  -----  -----
   Gross profit..........................................  39.0   38.9   35.4
   Costs and expenses:
     Selling and marketing...............................   6.7    6.6    5.2
     General and administrative..........................  20.4   20.6   16.9
     Other nonrecurring charges..........................   2.0     --     --
     Compensation charge related to business
      combinations.......................................   0.5    0.7    1.3
     Purchased in-process technology.....................    --    4.4     --
     Reserve for contract dispute........................    --    2.0     --
     Depreciation and amortization.......................   5.6    4.2    2.0
                                                          -----  -----  -----
   Income from operations................................   3.8    0.4   10.0
   Interest (income) and expense, net....................  (0.8)  (1.4)  (1.7)
                                                          -----  -----  -----
   Income before income taxes............................   4.6    1.8   11.7
   Provision for income taxes............................   2.5    0.7    4.5
                                                          -----  -----  -----
   Net income............................................   2.1%   1.1%   7.2%
                                                          =====  =====  =====

Fiscal Years Ended September 30, 2000 and 1999

  Revenues. Revenues are generated primarily by providing professional consulting and processing services on client engagements. Revenues increased 19.0% to $109.4 million for the fiscal year ended September 30, 2000 from $92.0 million for the fiscal year ended September 30, 1999. This increase resulted primarily from multiple acquisitions and internal growth in revenues from U.S. Government Operations, Australian Operations and United Kingdom Operations, partially offset by a decrease in revenues from U.S. Commercial Operations. The increase in revenues from U.S. Government Operations resulted primarily from new contracts for several Vertical Application Service Provider operations, a full year of performance under a significant systems contract won in fiscal year 1999 and a full year of revenues from acquisitions in fiscal year 1999. The increase in revenues from Australian Operations resulted primarily from acquisitions. The increase in revenues from United Kingdom Operations resulted primarily from a full year of revenues under the Alliance Agreement with Siemens Business Services Limited. The offsetting decrease in U.S. Commercial Operations resulted primarily from the completion of a large project with a healthcare client, partially offset by increased revenues from acquisitions.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also include facility, equipment and direct overhead costs. Gross profit margin was 39.0% for the fiscal year ended September 30, 2000 and 38.9% for the fiscal year ended September 30, 1999.

  Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 21.1% to $7.4 million for the fiscal year ended September 30, 2000 from $6.1 million for the fiscal year ended September 30, 1999. As a percentage of revenues, selling and marketing expenses increased to 6.7% for the fiscal year ended September 30, 2000 from 6.6% for the fiscal year ended September 30, 1999. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel through acquisitions and increased sales commissions due to an increase in sales. The Company expects that selling and marketing expenses will continue to increase in future periods as the Company continues to make investments in its marketing and branding initiatives and its business development efforts.

  General and Administrative. General and administrative expense consists primarily of personnel costs related to general management and administrative functions, human resources, resource management, staffing, accounting and finance, legal, accounting and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 17.6% to $22.3 million for the fiscal year ended September 30, 2000 from $19.0 million for the fiscal year ended September 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 20.4% for the fiscal year ended September 30, 2000 from 20.6% for the fiscal year ended September 30, 1999. The increase in total general and administrative expense in absolute dollars was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses. The Company expects that future general and administrative expense will decline as a percentage of revenues.

  Other Nonrecurring Charges. Other nonrecurring charges of $2.2 million for the fiscal year ended September 30, 2000 consist of the net charge for the disposition of Midas and severance costs for two former officers.

  Compensation Charge Related to Business Combinations. Compensation charge related to business combinations consists primarily of certain contingent performance payments made in connection with prior acquisitions. Compensation charge related to business combinations decreased 3.6% to $586,000 for the fiscal year ended September 30, 2000 from $608,000 for the fiscal year ended September 30, 1999. As a percentage of revenues, compensation charge related to business combinations decreased to 0.5% for the fiscal year ended September 30, 2000 from 0.7% for the fiscal year ended September 30, 1999. The Company expects future compensation charges related to business combinations to decrease as a result of the finalization of the contingent payments for the acquisition of Infact Pty Limited in fiscal year 2000. A future compensation charge related to business combinations may result from the final year of contingent payments from the acquisition of Simpson Fewster & Co. Pty Limited, when and if achieved. See Note 8 to the Consolidated Financial Statements for the compensation charges related to specific business combinations.

  Depreciation and Amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 57.9% to $6.1 million for the fiscal year ended September 30, 2000 from $3.9 million for the fiscal year ended September 30, 1999. As a percentage of revenues, depreciation and amortization increased to 5.6% for the fiscal year ended September 30, 2000 from 4.2% for the fiscal year ended September 30, 1999. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system and depreciation associated with increased capital expenditures. For the fiscal year ended September 30, 2000, 53.7% of depreciation and amortization was related to acquired intangible amortization as a result of business combinations using the purchase method of accounting, an increase from 52.1% for the fiscal year ended September 30, 1999. The Company expects that depreciation and amortization will continue to increase in future periods in absolute dollars, although they may vary as a percentage of revenues.

  Interest Income and Interest Expense, Net. The Company had net interest income of $899,000 for the fiscal year ended September 30, 2000 compared to net interest income of $1.3 million for the fiscal year ended September 30, 1999. This decrease was primarily attributable to interest expense incurred on bank borrowings in Australia and lower interest income generated on a smaller average investment balance.

  Provision for Income Taxes. The provision for income taxes was $2.7 million for the fiscal year ended September 30, 2000 as compared to $644,000 for the fiscal year ended September 30, 1999. The effective tax rate for the fiscal year ended September 30, 2000 was 53.8% and was impacted by other nonrecurring charges for which no tax benefit can be recorded. Excluding these nonrecurring charges, the Company's effective tax rate for the fiscal year ended September 30, 2000 would have been 41.5%. The effective tax rate for the fiscal year ended September 30, 1999 was 39.0%. These rates differ from the federal statutory rate due to state and foreign income taxes and tax-exempt interest income. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges.

Fiscal Years Ended September 30, 1999 and 1998

  Revenues. Revenues increased 59.3% to $92.0 million for the fiscal year ended September 30, 1999 from $57.7 million for the fiscal year ended September 30, 1998. This increase resulted from internal growth, including an expanded client base and several significant new contracts, and from multiple acquisitions.

  Gross Profit. Gross margin increased to 38.9% for the fiscal year ended September 30, 1999 from 35.4% in 1998. The increase in gross margin was primarily attributable to higher margins on certain large contracts and an increased use of salaried as opposed to hourly employees.

  Selling and Marketing. Selling and marketing expense increased 102.6% to $6.1 million for the fiscal year ended September 30, 1999 from $3.0 million for the fiscal year ended September 30, 1998. As a percentage of revenues, selling and marketing expenses increased to 6.6% for the fiscal year ended September 30, 1999 from 5.2% in 1998. The increase in selling and marketing expense was primarily attributable to the addition of sales and marketing personnel, both internally and through acquisitions, to support the higher revenue base and increased selling and marketing efforts.

  General and Administrative. General and administrative expense increased 94.9% to $19.0 million for the fiscal year ended September 30, 1999 from $9.7 million for the fiscal year ended September 30, 1998. As a percentage of revenues, general and administrative expenses increased to 20.6% for the fiscal year ended September 30, 1999 from 16.9% in 1998. The increase in total general and administrative expense was primarily attributable to building the infrastructure to support, manage and control the Company's growth, as well as the costs of integrating and operating acquired businesses.

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

  Purchased In-Process Technology. Purchased in-process technology charge of $4 million resulted from the purchase of exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by the Company for a client which had not yet reached technological feasibility and had no alternative future use. The software was completed during fiscal year 2000. The software would require significant customization prior to a sale to a customer.

  Reserve for Contract Dispute. Reserve for contract dispute charge of $1.9 million for the fiscal year ended September 30, 1999 relates to a contract dispute with a prime contractor to which the Company was a subcontractor. After a series of discussions with the prime contractor, the Company determined that collection of the outstanding accounts receivable balance was unlikely. This matter was settled in August 2000.

  Depreciation and Amortization. Depreciation and amortization increased 230.5% to $3.9 million for the fiscal year ended September 30, 1999 from $1.2 million for the fiscal year ended September 30, 1998. As a percentage of revenues, depreciation and amortization increased to 4.2% for the fiscal year ended September 30, 1999 from 2.0% in 1998. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system and depreciation associated with increased capital expenditures.

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

Selected Quarterly Statements of Operations

  The following tables set forth certain unaudited consolidated quarterly statement of operations data for each of the eight fiscal quarters ending September 30, 2000. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Form 10-K. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                       Three Months Ended
                                            --------------------------------------------------------------------------------
                                            Sept. 30, June 30,  Mar. 31,  Dec. 31,   Sept. 30, June 30,   Mar. 31,  Dec. 31,
                                              2000      2000      2000      1999       1999      1999       1999      1998
                                            --------- --------  --------  --------   --------- --------   --------  --------
                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues..................................   $29,664  $27,657   $27,490   $24,613     $26,579  $23,798    $20,243   $21,356
Cost of revenues..........................    17,794   16,976    17,095    14,847      16,503   13,913     12,664    13,156
                                             -------  -------   -------   -------     -------  -------    -------   -------
Gross profit..............................    11,870   10,681    10,395     9,766      10,076    9,885      7,579     8,200
Costs and expenses:
 Selling and marketing....................     2,009    2,003     1,878     1,488       1,622    1,716      1,470     1,287
 General and administrative...............     5,501    5,192     6,035     5,609       5,338    5,598      4,593     3,459
 Other nonrecurring charges...............       --       644      (199)    1,750         --       --         --        --
 Compensation charge related to business
  combinations............................        60      407        58        60         131      355         60        61
 Purchased in-process technology..........       --       --        --        --          --     4,000        --        --
 Reserve for contract dispute.............       --       --        --        --          --     1,856        --        --
 Depreciation and amortization............     1,750    1,665     1,427     1,258       1,287    1,219        831       527
                                             -------  -------   -------   -------     -------  -------    -------   -------
Income (loss) from operations.............     2,550      770     1,196      (399)      1,698   (4,859)       625     2,866
Interest (income) and expense, net........      (259)    (206)     (197)     (237)       (230)    (266)      (368)     (456)
                                             -------  -------   -------   -------     -------  -------    -------   -------
Income (loss) before income taxes.........     2,809      976     1,393      (162)      1,928   (4,593)       993     3,322
Provision (benefit) for income taxes......     1,165      405       578       548         752   (1,791)       387     1,296
                                             -------  -------   -------   -------     -------  -------    -------   -------
Net income (loss).........................   $ 1,644  $   571   $   815   $  (710)    $ 1,176  $(2,802)   $   606   $ 2,026
                                             =======  =======   =======   =======     =======  =======    =======   =======
Basic net income (loss) per share.........   $  0.13  $  0.05   $  0.07   $ (0.06)    $  0.10  $ (0.23)   $  0.05   $  0.17
                                             =======  =======   =======   =======     =======  =======    =======   =======
Diluted net income (loss) per share.......   $  0.13  $  0.05   $  0.06   $ (0.06)    $  0.09  $ (0.23)   $  0.05   $  0.16
                                             =======  =======   =======   =======     =======  =======    =======   =======

                                                                       Three Months Ended
                                            --------------------------------------------------------------------------------
                                            Sept. 30, June 30,  Mar. 31,  Dec. 31,   Sept. 30, June 30,   Mar. 31,  Dec. 31,
                                              2000      2000      2000      1999       1999      1999       1999      1998
                                            --------- --------  --------  --------   --------- --------   --------  --------
As a Percentage of Revenues:
Revenues..................................     100.0%   100.0%    100.0%    100.0%      100.0%   100.0%     100.0%    100.0%
Cost of revenues..........................      60.0     61.4      62.2      60.3        62.1     58.5       62.6      61.6
                                             -------  -------   -------   -------     -------  -------    -------   -------
Gross profit..............................      40.0     38.6      37.8      39.7        37.9     41.5       37.4      38.4
Costs and expenses:
 Selling and marketing....................       6.8      7.2       6.8       6.0         6.1      7.2        7.2       6.0
 General and administrative...............      18.5     18.8      21.9      22.8        20.1     23.5       22.7      16.2
 Other nonrecurring charges...............        --      2.3      (0.7)      7.1          --       --         --        --
 Compensation charge related to business
  combinations............................       0.2      1.5       0.2       0.3         0.5      1.5        0.3       0.3
 Purchased in-process technology..........        --       --        --        --          --     16.8         --        --
 Reserve for contract dispute.............        --       --        --        --          --      7.8         --        --
 Depreciation and amortization............       5.9      6.0       5.2       5.1         4.8      5.1        4.1       2.5
                                             -------  -------   -------   -------     -------  -------    -------   -------
Income (loss) from operations.............       8.6      2.8       4.4      (1.6)        6.4    (20.4)       3.1      13.4
Interest (income) and expense, net........      (0.9)    (0.7)     (0.7)     (0.9)       (0.9)    (1.1)      (1.8)     (2.1)
                                             -------  -------   -------   -------     -------  -------    -------   -------
Income (loss) before income taxes.........       9.5      3.5       5.1      (0.7)        7.3    (19.3)       4.9      15.5
Provision (benefit) for income taxes......       3.9      1.4       2.1       2.2         2.9     (7.5)       1.9       6.0
                                             -------  -------   -------   -------     -------  -------    -------   -------
Net income (loss).........................       5.6%     2.1%      3.0%     (2.9)%       4.4%   (11.8)%      3.0%      9.5%
                                             =======  =======   =======   =======     =======  =======    =======   =======

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

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions and potential contingent payments related to prior acquisitions. The Company maintains a $10 million revolving credit facility (the "Credit Facility") that expires on August 26, 2002. The Credit Facility allows the Company to borrow the lesser of $10 million or an amount equal to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The Credit Facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option. The Credit Facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. The Credit Facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees and the incurrence of additional debt. The Credit Facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum quick ratio. As of September 30, 2000, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with the covenants of the Credit Facility.

  The Company (through one of its Australian subsidiaries) also maintains a credit facility that includes a $1.3 million revolving line of credit with St. George Bank Limited of Australia (based on a September 30, 2000 exchange rate of AU $1.83 to US $1.00). Under the terms of the credit facility, the principal balance of the credit line will reduce by approximately $129,000 per quarter to a maximum line of approximately $1.1 million. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (9% per annum as of September 30, 2000) and interest is payable monthly. As of September 30, 2000, the outstanding balance of the Loan was approximately $1.3 million. The credit facility also provides for the issuance of letters of credit up to $106,000. Letters of credit totaling $93,000 were outstanding as of September 30, 2000. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 2000, the Company was in compliance with the provisions of this credit facility.

  Net cash provided by operating activities was $9.7 million in the fiscal year ended September 30, 2000 compared to net cash used in operating activities of $1.6 million in each of the years ending September 30, 1999 and 1998. Cash provided by operating activities for the year ended September 30, 2000 resulted primarily from net income adjusted for depreciation and amortization and increased cash collections on accounts receivable balances. For the years ended September 30, 1999 and 1998, in addition to the net income for the period, the Company experienced increases in receivables as a result of increases in the Company's sales volume. During the year ended September 30, 1999, the Company expensed the $4.0 million paid to acquire the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system that was under development.

  Net cash used in investing activities was $10.2 million in fiscal year 2000, $11.5 million in fiscal year 1999, and $28.9 million in fiscal year 1998. Cash used in investing activities in fiscal year 2000 resulted primarily from investments in the acquisitions of Simsion Bowles & Associates, The SCA Group, Inc. and Harris Chapman and the purchase of equipment, partially offset by the disposal of Midas. The decrease in cash used in investing activities in fiscal year 1999 as compared to fiscal year 1998 is largely attributable to a decreased investment balance, offset by investments in the acquisition of Midas, ADC Consultants Pty Limited, the acquisition of certain assets and liabilities of Service Design Associates, Inc. and Technology Training Services, a division of Automated Concepts, Inc. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $2.7 million in fiscal year 2000, $5.8 million in fiscal year 1999, and $2.0 million in fiscal year 1998. Capital expenditures were primarily attributable to an increased workforce, geographic expansion, establishment of child support payment processing centers, other project-related capital expenditures and development of the Company's technology infrastructure. Future capital expenditures may continue to fluctuate. The Company anticipates that it will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance the Company's global operations and support its growth, as well as potential expenditures related to new office leases and the establishment of child support payment processing and other vertical ASP centers.

  Net cash provided by financing activities totaled $1.1 million in fiscal year 2000, $769,000 in fiscal year 1999, and $53.4 million in fiscal year 1998. In fiscal year 2000, the cash provided by financing activities was primarily the result of borrowings on the line of credit with St. George Bank and proceeds from the exercise of stock options, partially offset by repurchases of common stock. In fiscal year 1999, the cash provided by financing activities was primarily the result of stock option exercises. In fiscal year 1998, the Company raised approximately $55 million in its public offerings of Class B Common Stock and made net payments of $2.8 million under its line of credit.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements and capital resources depend on numerous factors, including potential acquisitions, contingent payments earned, new and existing contract requirements, the timing of the receipt of accounts receivable, the Company's ability to draw on its bank facility and employee growth. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Recent Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which was amended in June 2000 by FAS 138. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In 1999, the FASB issued FAS 137, which requires the Company to adopt FAS 133 in the first quarter of fiscal year 2001. The Company does not expect the adoption of FAS 133 to have a significant impact on the consolidated financial statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective no later than the fourth quarter of fiscal year 2001. The Company does not believe that the adoption of SAB 101 will have a significant impact on the consolidated financial statements.

Factors That May Affect Future Results

  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-
K. Tier is also referred to in this section as "we" or "us".

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

  The timing and realization of opportunities in our sales pipeline make the timing and variability of revenue difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our consultants before the end of the calendar year. As a result, payroll taxes as a component of cost of sales will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of each calendar year. Revenues are impacted by the amount of holidays and vacations taken both within our consultant base and by our clients. As a result, revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our Class B Common Stock. In addition, our operating results may from time to time be below the expectations of analysts and investors.

  Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation, significant reduction in the scope or imposition of significant penalties for the Company's failure to meet scheduled requirements of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the twelve months ended September 30, 2000, no client accounted for more than 10% of the Company's revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

  In addition, under a contract with Siemens Business Services Limited ("SBS"), the Company is marketing the services of SBS's Application Services Center ("ASC") in exchange for success fees based on the utilization of ASC resources. The Company has committed to utilizing a minimum number of full-time resources from the ASC. The Company's payment obligations to SBS, to the extent there is a shortfall in the utilization of these resources, shall not exceed $15.8 million (based on the September 30, 2000 exchange rate of GBP
0.68 to US $1.00) over the life of the five-year contract.

  Dependence on Contracts with Government Agencies. For the fiscal year ended September 30, 2000, approximately 59.3% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

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

  Failure to Estimate Accurately Fixed Price and Transaction-Based
Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a transaction-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the fiscal year ended September 30, 2000, 28.4% of our revenues were generated on a fixed price basis and 17.6% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant.

  Potential Failure to Identify, Acquire or Integrate New Acquisitions. A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through September 30, 2000, we acquired fifteen businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  Substantial Competition in the IT and Consulting Services Markets. The IT and consulting services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT and consulting services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT and consulting services markets.

  We believe that the principal competitive factors in the IT and consulting services markets include:

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

  Dependence on Key Personnel. Our success depends in large part upon the continued services of a number of key employees. Although we have entered into employment agreements with certain key employees, these employees and other key employees who have not entered into employment agreements may terminate their employment at any time. The loss of the services of any key employee could have a material adverse effect on our business. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

  Control of Company and Corporate Actions by Principal
Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 52.4% of the total common stock voting power at September 30, 2000. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustee, Mr. Bildner. As a result, Mr. Bildner will be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

  Potential Costs or Claims Resulting from Project Performance. Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. The failure by us, or of the prime contractor on an engagement in which we are a subcontractor, to meet a client's expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business, and could have a material adverse effect upon our business, financial condition and results of operations. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of penalties or damages (as a result of litigation or otherwise) by us, which could have a material adverse effect upon our business, financial condition and results of operations. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which also could have a material adverse effect upon our business, financial condition and results of operations.

  Delay or Failure to Develop New Solutions. Our success will depend in part on our ability to develop solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in developing such solutions in a timely manner or that if developed we will be successful in the marketplace. Delay in developing or failure to develop new solutions would have a material adverse effect on our business, financial condition and results of operations.

  Failure to Manage and Expand International Operations. For the fiscal year ended September 30, 2000, international operations accounted for 36.6% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must provide worldwide services, either directly or indirectly. As a result, we may expand our existing international operations and may enter additional international markets, which would require significant management attention and financial resources and could adversely affect our operating margins and earnings. In order to expand international operations, we would need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

  Our international business operations are subject to a number of risks, including, but not limited to:

  . fluctuations in the value of foreign currencies,

  . difficulties in building and managing foreign operations,

  . difficulties in enforcing agreements and collecting receivables through foreign legal systems,

  . longer payment cycles, and

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

  Issues relating to the ownership of, and rights to use, software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such software and application frameworks. A portion of our business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. We also develop software application frameworks, and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Certain clients have prohibited us from marketing the software and application frameworks developed specifically for them or for certain periods of time or to certain third parties, and there can be no assurance that clients will not demand similar or other restrictions in the future.

  Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted, any such claim will be successfully defended. The loss or misappropriation of our intellectual property or the unsuccessful defense of any claim of infringement could have a material adverse effect on our business, financial condition and results of operations.

  Facilities, Systems and Operations Interruption or Failure. Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses or natural disasters, could cause interruptions or delays in our business or loss of data. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

  Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on future revenues, earnings, fair values or cash flows of the Company. The Company has not engaged in foreign currency hedging transactions for the fiscal year ending September 30, 2000. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

  Interest Rate Sensitivity. The Company maintains a portfolio of cash equivalents and investments in a variety of securities including: certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at September 30, 2000, the fair value of the portfolio would decline by $389,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 8. Financial Statements and Supplementary Data

  See "Index to Consolidated Financial Statements" for a listing of the financial statements filed with this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  NONE.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

  (b) Directors. The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A (the "2000 Proxy Statement"), under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 2000.

Item 11. Executive Compensation

  The information required under this item may be found under the section captioned "Compensation of Executive Officers" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required under this item may be found under the section captioned "Certain Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

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

    (3) Exhibits. See "Exhibit Index."

  (b) Reports on Form 8-K

      Current Report on Form 8-K/A, filed on July 19, 2000, pursuant to Item 7 attaching financial statements and pro forma information related to the acquisition of certain assets and liabilities of The SCA Group, Inc. and Harris Chapman.

  (c) Exhibits. See "Exhibit Index."

  (d) Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

Report of Independent Accountants..........................................  F-2
Consolidated Balance Sheets................................................  F-3
Consolidated Statements of Income..........................................  F-4
Consolidated Statements of Shareholders' Equity............................  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7
Financial Statement Schedule II............................................ F-27

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Tier Technologies, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 26, 2000

                            TIER TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   September 30,
                                                                  -----------------
                                                                    2000     1999
                                                                  --------  -------
                             ASSETS
Current assets:
  Cash and cash equivalents...................................... $ 10,256  $10,121
  Restricted cash................................................      --       819
  Short-term investments.........................................    9,657    8,971
  Accounts receivable, net of allowance for doubtful accounts of
   $221 in 2000 and $2,285 in 1999...............................   24,718   26,151
  Prepaid expenses and other current assets......................    3,322    2,653
                                                                  --------  -------
    Total current assets.........................................   47,953   48,715
Equipment and improvements, net..................................    5,914    7,012
Notes and accrued interest receivable from related parties.......    1,924    1,486
Intangible assets, net...........................................   40,126   23,913
Other assets.....................................................    5,245    2,818
                                                                  --------  -------
    Total assets................................................. $101,162  $83,944
                                                                  ========  =======
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................... $  4,314  $ 2,759
  Accrued liabilities............................................    2,389    2,520
  Accrued subcontractor expenses.................................    1,597    1,113
  Accrued compensation and related liabilities...................    4,321    3,476
  Purchase price payable.........................................   12,345       98
  Income taxes payable...........................................      --       995
  Deferred income................................................    1,175    1,506
  Other current liabilities......................................      467      408
                                                                  --------  -------
    Total current liabilities....................................   26,608   12,875
Borrowings and capital lease obligations, less current portion...    1,385      443
Purchase price payable...........................................    3,892       98
Other liabilities................................................      --       260
                                                                  --------  -------
    Total liabilities............................................   31,885   13,676
                                                                  --------  -------

Commitments and contingent liabilities (Notes 5 and 8)

Shareholders' equity:
  Preferred stock, no par value; authorized shares--4,579; no
   shares issued and outstanding.................................      --       --
  Common stock, no par value; authorized shares--43,864; issued
   and outstanding shares--12,498 in 2000 and 12,260 in 1999.....   65,937   66,012
  Notes receivable from shareholders.............................   (1,773)  (1,773)
  Deferred compensation..........................................     (117)    (352)
  Accumulated other comprehensive loss...........................   (3,571)    (101)
  Retained earnings..............................................    8,801    6,482
                                                                  --------  -------
    Total shareholders' equity...................................   69,277   70,268
                                                                  --------  -------
      Total liabilities and shareholders' equity................. $101,162  $83,944
                                                                  ========  =======

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                       Year Ended September 30,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
Revenues.............................................. $109,424 $91,976 $57,725
Cost of revenues......................................   66,712  56,236  37,273
                                                       -------- ------- -------
Gross profit..........................................   42,712  35,740  20,452
Costs and expenses:
  Selling and marketing...............................    7,378   6,095   3,009
  General and administrative..........................   22,337  18,988   9,743
  Other nonrecurring charges..........................    2,195     --      --
  Compensation charge related to business
   combinations.......................................      586     608     737
  Purchased in-process technology.....................      --    4,000     --
  Reserve for contract dispute........................      --    1,856     --
  Depreciation and amortization.......................    6,100   3,864   1,169
                                                       -------- ------- -------
Income from operations................................    4,116     329   5,794
Interest income.......................................    1,061   1,398   1,136
Interest expense......................................      162      77     156
                                                       -------- ------- -------
Income before income taxes............................    5,015   1,650   6,774
Provision for income taxes............................    2,696     644   2,642
                                                       -------- ------- -------
Net income............................................ $  2,319 $ 1,006 $ 4,132
                                                       ======== ======= =======
Basic net income per share............................ $   0.19 $  0.08 $  0.45
                                                       ======== ======= =======
Shares used in computing basic net income per share...   12,344  12,056   9,231
                                                       ======== ======= =======
Diluted net income per share.......................... $   0.18 $  0.08 $  0.39
                                                       ======== ======= =======
Shares used in computing diluted net income per
 share................................................   12,740  12,869  10,624
                                                       ======== ======= =======



                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                     Preferred
                       Stock                Common Stock                Notes                   Accumulated
                   --------------  --------------------------------   Receivable                   Other
                                   Class A         Class B               From       Deferred   Comprehensive Retained
                   Shares Amount   Shares  Amount  Shares   Amount   Shareholders Compensation    Income     Earnings
                   ------ -------  ------- ------  -------  -------  ------------ ------------ ------------- --------
Balance at
September 30,
1997.............    421  $ 1,892   2,285  $1,650   3,335   $ 1,299    $(2,254)      $ --         $   (40)    $1,344
 Exercise of
 stock options...    --       --      --      --      249       933        --          --             --         --
 Issuance of
 Class B common
 stock through
 Employee Stock
 Purchase Plan
 (ESPP)..........    --       --      --      --       11       116        --          --             --         --
 Tax benefit of
 stock options
 exercised.......    --       --      --      --      --        544        --          --             --         --
 Conversion of
 Series A
 convertible
 preferred stock
 and Class A
 common stock
 into Class B
 common stock....   (421)  (1,892)   (645)    (12)  1,066     1,904        --          --             --         --
 Issuance of
 Class B common
 stock, net of
 issuance costs
 of $2,258.......    --       --      --      --    5,460    54,856        --          --             --         --
 Payments on
 notes
 receivable......    --       --      --      --      --        --          95         --             --         --
 Issuance of
 Class B common
 stock in
 business
 combinations....    --       --      --      --      100     1,366        --         (701)           --         --
 Amortization of
 deferred
 compensation....    --       --      --      --      --        --         --          110            --         --
 Net income......    --       --      --      --      --        --         --          --             --       4,132
 Foreign currency
 translation
 adjustment......    --       --      --      --      --        --         --          --          (1,170)       --
                    ----  -------   -----  ------  ------   -------    -------       -----        -------     ------
Balance at
September 30,
1998.............    --       --    1,640   1,638  10,221    61,018     (2,159)       (591)        (1,210)     5,476
 Exercise of
 stock options...    --       --      --      --      377     1,244        --          --             --         --
 Issuance of
 Class B common
 stock through
 ESPP............    --       --      --      --       46       388        --          --             --         --
 Tax benefit of
 stock options
 exercised.......    --       --      --      --      --        611        --          --             --         --
 Payments on
 notes
 receivable......    --       --      --      --      --        --         386         --             --         --
 Issuance of
 Class B common
 stock and
 options in
 business
 combinations....    --       --      --      --       51     1,527        --          --             --         --
 Repurchase of
 common stock....    --       --      --      --      (75)     (414)       --          --             --         --
 Amortization of
 deferred
 compensation....    --       --      --      --      --        --         --          239            --         --
 Net income......    --       --      --      --      --        --         --          --             --       1,006
 Foreign currency
 translation
 adjustment......    --       --      --      --      --        --         --          --           1,109        --
                    ----  -------   -----  ------  ------   -------    -------       -----        -------     ------
Balance at
September 30,
1999.............    --       --    1,640   1,638  10,620    64,374     (1,773)       (352)          (101)     6,482
 Exercise of
 stock options...    --       --       10      36     334     1,222        --          --             --         --
 Issuance of
 Class B common
 stock through
 ESPP............    --       --      --      --       38       208        --          --             --         --
 Tax benefit of
 stock options
 exercised.......    --       --      --      --      --        332        --          --             --         --
 Conversion of
 Class A common
 stock into Class
 B common stock..    --       --     (396)   (396)    396       396        --          --             --         --
 Issuance of
 Class B common
 stock in
 business
 combinations....    --       --      --      --      148     1,061        --          --             --         --
 Repurchase of
 common stock....    --       --      --      --     (241)   (1,606)       --          --             --         --
 Class B common
 stock returned
 upon sale of
 subsidiary......    --       --      --      --      (51)   (1,328)       --          --             --         --
 Amortization of
 deferred
 compensation....    --       --      --      --      --        --         --          235            --         --
 Net income......    --       --      --      --      --        --         --          --             --       2,319
 Foreign currency
 translation
 adjustment......    --       --      --      --      --        --         --          --          (3,470)       --
                    ----  -------   -----  ------  ------   -------    -------       -----        -------     ------
Balance at
September 30,
2000.............    --   $   --    1,254  $1,278  11,244   $64,659    $(1,773)      $(117)       $(3,571)    $8,801
                    ====  =======   =====  ======  ======   =======    =======       =====        =======     ======
                       Total
                   Shareholders' Comprehensive
                      Equity     Income (Loss)
                   ------------- -------------
Balance at
September 30,
1997.............     $ 3,891
 Exercise of
 stock options...         933
 Issuance of
 Class B common
 stock through
 Employee Stock
 Purchase Plan
 (ESPP)..........         116
 Tax benefit of
 stock options
 exercised.......         544
 Conversion of
 Series A
 convertible
 preferred stock
 and Class A
 common stock
 into Class B
 common stock....         --
 Issuance of
 Class B common
 stock, net of
 issuance costs
 of $2,258.......      54,856
 Payments on
 notes
 receivable......          95
 Issuance of
 Class B common
 stock in
 business
 combinations....         665
 Amortization of
 deferred
 compensation....         110
 Net income......       4,132       $ 4,132
 Foreign currency
 translation
 adjustment......      (1,170)       (1,170)
                   ------------- -------------
Balance at
September 30,
1998.............      64,172       $ 2,962
                                 =============
 Exercise of
 stock options...       1,244
 Issuance of
 Class B common
 stock through
 ESPP............         388
 Tax benefit of
 stock options
 exercised.......         611
 Payments on
 notes
 receivable......         386
 Issuance of
 Class B common
 stock and
 options in
 business
 combinations....       1,527
 Repurchase of
 common stock....        (414)
 Amortization of
 deferred
 compensation....         239
 Net income......       1,006       $ 1,006
 Foreign currency
 translation
 adjustment......       1,109         1,109
                   ------------- -------------
Balance at
September 30,
1999.............      70,268       $ 2,115
                                 =============
 Exercise of
 stock options...       1,258
 Issuance of
 Class B common
 stock through
 ESPP............         208
 Tax benefit of
 stock options
 exercised.......         332
 Conversion of
 Class A common
 stock into Class
 B common stock..         --
 Issuance of
 Class B common
 stock in
 business
 combinations....       1,061
 Repurchase of
 common stock....      (1,606)
 Class B common
 stock returned
 upon sale of
 subsidiary......      (1,328)
 Amortization of
 deferred
 compensation....         235
 Net income......       2,319       $ 2,319
 Foreign currency
 translation
 adjustment......      (3,470)       (3,470)
                   ------------- -------------
Balance at
September 30,
2000.............     $69,277       $(1,151)
                   ============= =============

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended September 30,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Operating activities
Net income.......................................  $  2,319  $  1,006  $  4,132
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization...................     7,308     4,229     1,169
 Amortization of deferred compensation...........       235       239       109
 Loss from disposal of subsidiary................     1,288       --        --
 Provision for doubtful accounts.................    (2,122)    2,025       210
 Deferred income taxes...........................       867    (3,231)     (721)
 Tax benefit of stock options exercised..........       332       611       544
 Forgiveness of notes receivable from employees..       244       621       275
 Change in operating assets and liabilities, net
  of effects of acquisitions:
 Accounts receivable.............................      (829)   (8,291)  (12,680)
 Income taxes payable............................    (1,680)      544     1,271
 Prepaid expenses and other current assets.......    (1,272)       34      (611)
 Other assets....................................      (486)      101      (545)
 Accounts payable and accrued liabilities........     4,214      (411)    4,796
 Deferred income.................................      (757)      965       466
                                                   --------  --------  --------
Net cash provided by (used in) operating
 activities......................................     9,661    (1,558)   (1,585)
                                                   --------  --------  --------
Investing activities
Purchase of equipment and improvements...........    (2,368)   (5,749)   (1,759)
Notes and accrued interest receivable from
 related parties.................................    (1,071)     (740)   (1,228)
Repayment on notes and accrued interest
 receivable from related parties.................       439       454       --
Business combinations, net of cash acquired......   (10,899)  (13,168)   (8,271)
Disposal of subsidiary, net of cash..............     3,497       --        --
Restricted cash..................................       758       (39)     (712)
Purchases of available-for-sale securities.......    (7,489)  (28,463)  (30,204)
Sales of available-for-sale securities...........     2,879    19,328    13,370
Maturities of available-for-sale securities......     3,924    16,999       --
Other assets.....................................       122      (104)     (108)
                                                   --------  --------  --------
Net cash used in investing activities............   (10,208)  (11,482)  (28,912)
                                                   --------  --------  --------
Financing activities
Borrowings under bank lines of credit............     1,848       909     6,912
Payment of borrowings on bank lines of credit....      (271)   (1,466)   (9,671)
Repurchase of common stock.......................    (1,606)     (414)      --
Net proceeds from issuance of common stock.......     1,466     1,632    55,905
Repayment by shareholder on note receivable......       --        386        95
Deferred financing costs.........................       --        --        224
Payments on capital lease obligations............      (364)     (252)      (45)
Payments on notes payable to shareholders........       (20)      (26)      (47)
                                                   --------  --------  --------
Net cash provided by financing activities........     1,053       769    53,373
                                                   --------  --------  --------
Effect of exchange rate changes on cash..........      (371)      (74)     (516)
                                                   --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................       135   (12,345)   22,360
Cash and cash equivalents at beginning of
 period..........................................    10,121    22,466       106
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $ 10,256  $ 10,121  $ 22,466
                                                   ========  ========  ========
Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest paid...................................  $    347  $     77  $     96
                                                   ========  ========  ========
 Income taxes paid (refunded), net...............  $  3,304  $  2,724  $  1,548
                                                   ========  ========  ========
Equipment acquired under capital lease
 obligations.....................................  $    282  $     72  $    219
                                                   ========  ========  ========
Accrued purchase price and assumed liabilities
 related to business combinations................  $ 17,629  $  3,670  $    397
                                                   ========  ========  ========
Conversion of preferred stock into common stock..  $    --   $    --   $  1,892
                                                   ========  ========  ========
Common stock issued in business combinations.....  $  1,061  $  1,328  $    666
                                                   ========  ========  ========
Restricted stock held in escrow for employees....  $    --   $    --   $    701
                                                   ========  ========  ========
Conversion of Class A common stock to Class B
 common stock....................................  $    396  $    --   $    --
                                                   ========  ========  ========
Class B common stock returned upon sale of
 subsidiary......................................  $  1,328  $    --   $    --
                                                   ========  ========  ========

                            See accompanying notes.

                            TIER TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 The Company

  Tier Technologies, Inc. (the "Company") is a vertically focused global consulting firm that delivers business and information technology consulting, application development including e-commerce, software engineering services, systems and technology training, business process outsourcing and vertical application service centers for enterprise-wide systems. The Company brings to its client relationships specific industry knowledge, proven delivery capability and proprietary applications. The combination of expertise and capability allow the Company to deliver new business models and operating processes that result in business improvements.

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

 Revenue Recognition

  The majority of the Company's revenues are derived from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from transaction-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

  Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $9,567,000 and $8,390,000 at September 30, 2000 and 1999,

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

respectively. Unbilled receivables at September 30, 2000 include $2,145,000 that is not billable for more than one year under the terms of the contracts.

  Worldwide revenues derived from sales to governmental agencies were approximately $64,865,000, $34,846,000 and $20,862,000 for the years ended
September 30, 2000, 1999 and 1998, respectively.

 Credit Risk and Significant Clients

  Financial instruments that potentially subject the Company to significant levels of credit risk are accounts receivable.

  The Company extends credit based on an evaluation of its client's financial condition and does not require collateral. The Company's historical credit losses have not been significant, except for the write-off due to a contract dispute. See Note 14, "Contract Dispute."

  For the year ended September 30, 2000, no client comprised more than 10% of total revenue. For the year ended September 30, 1999, revenues from two clients totaled approximately $25,200,000 and $11,986,000 which represented 27.4% and 13.0% of total revenues, respectively. Accounts receivable balances at September 30, 1999 relating to these two clients amounted to approximately $6,530,000. For the year ended September 30, 1998, revenues from three clients totaled approximately $15,271,000, $11,525,000 and $6,471,000, which represented 26.5%, 20.0% and 11.2% of total revenues, respectively.

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

  In the course of operating a payment processing center for a client, the Company maintains bank accounts for the deposit and disbursement of monies on behalf of the client. The cash balance of the accounts and the related liability of the same amount are netted in the accompanying consolidated balance sheets.

 Restricted Cash

  In accordance with an acquisition agreement, the Company deposited cash in an escrow account which was released to the sellers of the acquired business upon the satisfaction of certain contingencies. The Company classified this deposit as restricted cash.

 Fair Value of Financial Instruments

  The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

 Short-Term Investments

  The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are recorded at amounts that approximate fair market value based on quoted market prices and have included

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

investment-grade municipal securities and commercial paper. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. Unrealized and realized gains and losses have not been material to the Consolidated Statements of Income for the years ended September 30, 2000, 1999 and 1998.

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

 Software Development Costs

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, (SFAS 86) "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, software development costs incurred prior to technological feasibility have not been material and have been charged to expenses.

 Internal Use Software Costs

  Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1, (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs related to internal software that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized.

 Stock-Based Compensation

  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and provides the disclosure required in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Stock options issued to non-employees are accounted for in accordance with EITF 96-18.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), which requires the use of the liability method in

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

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

 Segment Reporting

  The Company is managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, Australian Operations and United Kingdom Operations. The U.S. Commercial Services segment provides Business Process Reengineering ("BPR"), Systems Design and Integration ("Systems"), Business Process Outsourcing ("BPO") and Systems and Technology Training ("Training") services to Fortune 1000 clients in the United States. The U.S. Government Services segment provides BPR, Systems, Vertical Application Service Provider ("Vertical ASP"), BPO and Training services to state and local government entities in the United States. The Australian Operations segment provides BPR, Systems, BPO and Training services to clients in the public and private sectors in Australia. The United Kingdom Operations segment provides BPR, Systems and BPO services to clients in the public and private sectors in the United Kingdom. The Company follows the requirements of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131").

 Reclassifications

  Certain reclassifications have been made to the prior years' consolidated financial statements and related notes to conform to the current year presentation.

 Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which was amended in

                            TIER TECHNOLOGIES, INC.

1. Summary of Significant Accounting Policies--(continued)

June 2000 by FAS 138. In 1999, the FASB issued FAS 137, which requires the Company to adopt FAS 133 in the first quarter of fiscal year 2001. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company does not expect that the adoption of FAS 133 will have a significant impact on the consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the fourth quarter of fiscal year 2001. The Company does not expect that the adoption of SAB 101 will have a significant impact on the consolidated financial statements.

2. Net Income Per Share

  The following table sets forth the computation of basic and diluted net income per share:

                                                                 Year Ended
                                                                September 30,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (in thousands,
                                                              except per share
                                                                   data)
   Numerator:
     Net income...........................................  $2,319 $1,006 $4,132
                                                            ====== ====== ======
   Denominator for basic income per share-weighted average
    common shares outstanding.............................  12,344 12,056  9,231
   Effects of dilutive securities:
     Common stock options.................................     251    684  1,274
     Convertible preferred stock..........................     --     --      90
     Common stock held in escrow..........................     145    129     29
                                                            ------ ------ ------
   Denominator for diluted net income per share-adjusted
    weighted average common shares and assumed
    conversions...........................................  12,740 12,869 10,624
                                                            ====== ====== ======
   Basic net income per share.............................  $ 0.19 $ 0.08 $ 0.45
                                                            ====== ====== ======
   Diluted net income per share...........................  $ 0.18 $ 0.08 $ 0.39
                                                            ====== ====== ======

  Options to purchase approximately 2.3 million shares of Class B common stock at a price ranging from $6.56 to $17.81 per share were outstanding at September 30, 2000, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares.

                            TIER TECHNOLOGIES, INC.

3. Balance Sheet Components

  The components of equipment and improvements are as follows:

                                                                September 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Computer equipment and software............................ $ 9,114  $ 7,455
   Furniture, equipment and leasehold improvements............   2,669    2,317
                                                               -------  -------
                                                                11,783    9,772
   Less: Accumulated depreciation and amortization............  (5,869)  (2,760)
                                                               -------  -------
                                                               $ 5,914  $ 7,012
                                                               =======  =======

  Depreciation and amortization expense related to equipment and improvements for the years ended September 30, 2000, 1999 and 1998, was $2,131,000, $1,928,000 and $600,000, respectively. The cost of assets acquired under capital leases is $997,000 and $1,195,000 and the related accumulated amortization is $538,000 and $407,000 at September 30, 2000 and 1999, respectively.

  The components of acquired intangible assets are as follows:

                                                                September 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Intangible assets:
     Goodwill................................................. $44,723  $25,863
     Acquired workforce.......................................   1,273      990
                                                               -------  -------
                                                                45,996   26,853
   Less: Accumulated amortization.............................  (5,870)  (2,940)
                                                               -------  -------
                                                               $40,126  $23,913
                                                               =======  =======

4. Bank Lines of Credit

  At September 30, 2000, the Company had a $10 million revolving credit facility which has a maturity date of August 26, 2002. The total commitment amount is limited to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The credit facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 2000, the Company was in compliance with all financial ratios and had no outstanding borrowings under this credit facility.

  At September 30, 2000, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.3 million revolving line of credit with St. George Bank Limited of Australia (based on a current exchange rate of AU $1.83 to US $1.00). Under the terms of the credit facility, the principal balance of the credit line will reduce by approximately $129,000 per quarter to a maximum line of approximately $1.1 million. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (9% per annum as of September 30, 2000) and interest is payable monthly.

                            TIER TECHNOLOGIES, INC.

4. Bank Lines of Credit--(continued)

As of September 30, 2000, the outstanding balance of the Loan was approximately $1.3 million. The credit facility also provides for the issuance of letters of credit up to $106,000. Letters of credit totaling $93,000 were outstanding as of September 30, 2000. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of September 30, 2000, the Company was in compliance with the provisions of this credit facility.

  Prior to August 28, 2000, the Company had an $8 million revolving credit facility. The total commitment amount was limited to the lesser of 85% of eligible accounts receivable or $8 million and was secured by first priority liens and security interests in substantially all of the Company's assets, including a pledge of all stock of its domestic subsidiaries and approximately 65% of the stock of the Company's foreign subsidiaries. Interest was based on either the adjusted LIBOR rate plus 2.5% or an alternate base rate plus 0.5%, at the Company's option.

5. Commitments

  The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through 2006. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   Years ending September 30,
     2001.....................................................  $1,724    $ 233
     2002.....................................................   1,335      122
     2003.....................................................     896       80
     2004.....................................................     643       61
     2005.....................................................     205       59
     Thereafter...............................................     --        41
                                                                ------    -----
     Total minimum lease payments.............................  $4,803      596
                                                                ======
     Less amounts representing interest.......................             (111)
                                                                          -----
     Present value of capital lease obligations...............              485
     Less amounts due within one year.........................             (191)
                                                                          -----
                                                                          $ 294
                                                                          =====

  Rent expense for the years ended September 30, 2000, 1999 and 1998, was approximately $2,117,000, $1,277,000 and $530,000, respectively.

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

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)

  The holders of Class A common stock and Class B common stock have 10 votes per share and 1 vote per share, respectively. Each share of Class A common stock will automatically convert into one share of Class B common stock upon transfer, except in limited circumstances, or at the election of the holder of such Class A common stock.

  Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. During the year ended September 30, 2000, approximately 396,000 shares of Class A common stock were converted to Class B common stock. The number of authorized shares of Class A common stock was approximately 1,264,000 at September 30, 2000.

 Voting Trust

  In November 1997, all Class A shareholders (the "Beneficiaries") transferred their Class A common stock into a voting trust. The Company's Chief Executive Officer is the trustee of the voting trust (the "Trustee") and has the exclusive right to vote all shares of Class A common stock held in the voting trust. The voting trust has a term of 10 years and is renewable by consent of the Beneficiaries and the Trustee during the last two years of the original or an extended term. The voting trust terminates upon the earlier of the expiration of the term or in the event of (i) an agreement of the Trustee to terminate or (ii) the death of the sole remaining Trustee, leaving no incumbent or identified successor.

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

 Common Stock Repurchase Program

  In October 1998, the Board of Directors authorized the repurchase of up to one million shares of common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. Approximately 316,000 shares have been repurchased for a total cost of approximately $2,020,000 as of September 30, 2000.

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)

 Preferred Stock

  In July 1997, the Company issued approximately 421,000 shares of Series A preferred stock at $5.25 per share resulting in net proceeds of approximately $1,900,000. The Series A preferred stock had the same voting rights as the Class B common stock. Series A preferred stock was initially convertible into one share of the Class B common stock, subject to certain antidilution provisions. On December 17, 1997, as a result of the Company's initial public offering, approximately 421,000 shares of Series A preferred stock automatically converted into approximately 421,000 shares of Class B common stock. At September 30, 2000, approximately 4,579,000 shares of preferred stock were authorized.

 Stock Options

  For the year ended December 31, 1996, the Company issued to employees options to purchase 440,000 shares of Class A common stock and 660,000 shares of Class B common stock at exercise prices ranging from $0.12 to $1.82 per share. Options for 200,000 shares of Class A common stock and 300,000 shares of Class B common stock vested upon grant. The remaining options vested one-third upon the completion of the Company's initial public offering in December 1997, one-third on December 31, 1997, and the final one-third on December 31, 1998. In February 1997, the Company issued options to purchase an additional 240,000 shares of Class A common stock at an exercise price of $3.58 per share. As of September 30, 2000, options for 670,000 shares of Class A common stock and 660,000 shares of Class B common stock had been exercised at prices ranging from $0.12 to $3.58 per share (weighted average exercise price of $1.66 per share) and options for 10,000 shares of Class A common stock at an exercise price of $3.58 per share remain outstanding. These outstanding options will expire in 2002. The weighted average fair value of these options granted during the nine months ended September 30, 1997 was $0.48 per share. At September 30, 2000, all of these options were vested.

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)

 1996 Equity Incentive Plan

  In February 1997, the Company adopted the 1996 Equity Incentive Plan (the "Plan"), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than 10 years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant and the options may not be exercisable after the expiration of five years from the date of grant. Through September 30, 2000, no compensation expense had been recorded in connection with stock based employee incentive awards under the Plan. At September 30, 2000 and 1999, the number of shares authorized for issuance under the Plan was approximately 5,989,000. A summary of activity under the Plan is as follows:

                                                                   Weighted
                                                   Number of       Average
                                                     Shares     Exercise Price
                                                 -------------- --------------
                                                 (in thousands)
   Options outstanding at September 30, 1997....      1,743         $ 3.93
     Options granted............................      1,201          13.76
     Options cancelled..........................       (136)          9.23
     Options exercised..........................       (249)          3.71
                                                     ------
   Options outstanding at September 30, 1998....      2,559           8.28
     Options granted............................      1,936          10.31
     Options cancelled..........................       (543)         11.13
     Options exercised..........................       (377)          3.30
                                                     ------
   Options outstanding at September 30, 1999....      3,575           9.47
     Options granted............................      1,934           6.61
     Options cancelled..........................     (1,189)          9.50
     Options exercised..........................       (334)          3.66
                                                     ------
   Options outstanding at September 30, 2000....      3,986           8.56
                                                     ======

  The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 2000, 1999, and 1998 was $4.06, $5.43 and $5.51 per share, respectively. At September 30, 2000, 1999 and 1998, there were 1,693,000, 1,505,000 and 845,000 options exercisable at a weighted average exercise price of $9.90, $10.07 and $6.83, respectively. At September 30, 2000, options to purchase approximately 1,043,000 shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 2000 was 8.43 years.

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)

  The following table summarizes information about stock options outstanding at September 30, 2000:

                                  Options Outstanding                   Options Exercisable
                     ---------------------------------------------- -----------------------------
                                    Weighted Average    Weighted                      Weighted
      Range of           Number        Remaining        Average        Number         Average
   Exercise Prices    Outstanding   Contractual Life Exercise Price  Exercisable   Exercise Price
   ---------------   -------------- ---------------- -------------- -------------  --------------
                     (in thousands)                                 (in thousands)
    $2.45--$5.25           342            6.88           $ 3.81           294          $ 3.59
    $5.50--$5.50           531            9.76           $ 5.50           --           $  --
    $5.78--$5.88           459            7.84           $ 5.85            75          $ 5.78
    $6.00--$6.50           552            8.88           $ 6.29            92          $ 6.00
    $6.56--$7.31           428            8.89           $ 6.92           194          $ 6.79
    $7.78--$8.63           408            9.18           $ 8.43           154          $ 8.37
    $9.00--$14.00          398            7.73           $10.64           305          $10.92
   $14.06--$14.63          503            8.11           $14.37           293          $14.31
   $15.19--$16.38          301            7.83           $15.81           250          $15.81
   $17.00--$17.81           64            8.12           $17.50            36          $17.65
                         -----                                          -----
    $2.45--$17.81        3,986            8.43           $ 8.56         1,693          $ 9.90
                         =====                                          =====

 Employee Stock Purchase Plan

  In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company reserved a total of 100,000 shares of Class B common stock for issuance under the plan. On January 11, 2000, the Company's Stockholders authorized an increase in the number of shares of Class B common stock reserved for issuance under the plan to 300,000. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company's Class B common stock on the first day or the last day of the applicable purchase period. The two purchase periods ending in the year ended September 30, 2000 resulted in proceeds of approximately $208,000 from the sale of 38,000 shares. The two purchase periods ending in the year ended September 30, 1999 resulted in proceeds of approximately $388,000 from the sale of 46,000 shares. The first purchase period ended in May 1998 and resulted in proceeds of approximately $116,000 from the sale of approximately 11,000 shares.

 Pro Forma Disclosures of the Effect of Stock-Based Compensation

  The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net income (loss) and net income (loss) per share as follows:

                                                              Year Ended
                                                             September 30,
                                                        -----------------------
                                                         2000    1999     1998
                                                        ------  -------  ------
                                                        (in thousands, except
                                                           per share data)
   Net income, as reported............................. $2,319  $ 1,006  $4,132
   Net income (loss), pro forma........................   (734)  (2,062)  2,616
   Basic net income per share, as reported.............   0.19     0.08    0.45
   Basic net income (loss) per share, pro forma........  (0.06)   (0.17)   0.28
   Diluted net income per share, as reported...........   0.18     0.08    0.39
   Diluted net income (loss) per share, pro forma......  (0.06)   (0.17)   0.25

                            TIER TECHNOLOGIES, INC.

6. Shareholders' Equity--(continued)

  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  Year Ended September 30,
                                             -----------------------------------
                                                2000        1999        1998
                                             ----------- ----------- -----------
   Expected dividend yield..................          0%          0%          0%
   Expected volatility......................       77.6%       82.3%         65%
   Risk-free interest rate.................. 6.05%-6.74% 4.18%-5.77% 4.79%-5.60%
   Expected life of the option.............. 1.5-6 years 0.5-5 years 0.5-4 years

7. Alliance Agreement

  In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Under this Alliance Agreement, the Company has two existing contracts--the Application Service Center ("ASC") contract and the Consulting contract. Beginning January 1, 2001, under the amended ASC contract, the Company has committed to utilizing a minimum amount of resources from the ASC. The Company will market the ASC's services worldwide in exchange for fees based on the utilization of resources. To the extent there is a shortfall in minimum utilization, the Company's obligation under the ASC contract shall not exceed $15.8 million (based on the September 30, 2000 exchange rate of GBP 0.68 to US $1.00) over the five-year life of the contract. Through September 30, 2000, there were no minimum utilization requirements under the ASC contract. Under the consulting contract, the Company bills for its professional services on a time and materials basis. Pursuant to the Consulting contract, SBS has guaranteed that it will engage the Company to provide a minimum of $10.2 million (based on the September 30, 2000 exchange rate of GBP 0.68 to US $1.00) for consultancy services provided over the life of the consulting contract of which approximately $1.8 million has not been recognized as of September 30, 2000.

8. Acquisitions

  All acquisitions have been accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. Initial purchase price includes cash paid and stock issued at the date of acquisition, estimated acquisition costs and any guaranteed future consideration.

  On July 11, 1997, the Company acquired certain assets and liabilities of Albanycrest, Limited ("Albanycrest"), a United Kingdom private limited company, which provided information and management consulting services on the design of software and computer systems. The initial purchase price was approximately $335,000, tangible assets acquired were approximately $300,000 and liabilities assumed were approximately $243,000 (all converted into U.S. dollars as of the date of the acquisition). As of September 30, 2000, intangible assets of approximately $299,000 (converted into U.S. dollars using the September 30, 2000 exchange rate) are being amortized over a six-year period. During the year ended September 30, 1998, approximately $477,000 of compensation charge related to business combinations was recorded with respect to certain payments made to former shareholders based on performance criteria and continued employment. There are no further contingent payments associated with this acquisition.

  Effective March 1, 1998, the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited ("Sancha Group"), Australian entities which provided computer systems consulting services. The initial purchase price was approximately $5,219,000, of which $4,554,000 was paid in cash and $666,000 in Class B common stock (all converted into U.S. dollars as of the date of the acquisition). In addition, liabilities assumed were approximately $66,000. Tangible assets of

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)

approximately $40,000 were acquired. Additional acquisition costs of approximately $397,000 were incurred. As of September 30, 2000, intangible assets of approximately $6,013,000 (converted into U.S. dollars using the September 30, 2000 exchange rate) are being amortized over a period of 8 to 15 years. Contingent payments totaling approximately $651,000, $696,000 and $312,000 were paid during the years ended September 30, 2000, 1999 and 1998, respectively. The performance targets specified the achievement of certain revenue levels of the continuing business measured annually over a two-year period. There are no further contingent payments associated with this acquisition.

  Effective April 1, 1998, the Company acquired certain assets and liabilities of Simpson Fewster & Co. Pty Limited ("SFC"), an Australian entity which provided information technology consulting services to develop and implement call center applications. The initial purchase price was approximately $788,000 and liabilities assumed were approximately $165,000 (both converted into U.S. dollars as of the date of the acquisition). Additional acquisition costs of approximately of $211,000 were incurred. Total tangible assets and accounts receivable acquired were approximately $214,000. Contingent payments of approximately $120,000 and $124,000 were paid during the years ended September 30, 2000 and 1999, respectively. Additional contingent payments may be paid based on the achievement of future performance targets through June 2001 and the continued employment of certain key employee/sellers with the Company. These payments will be recorded as compensation charge related to business combinations at the time it is deemed probable that such payments will be made. In addition, 48,768 shares of the Company's Class B common stock, valued as of the date of the acquisition at approximately $701,000, were deposited in an escrow account and are being released over a three-year period provided that the key employee/sellers are employed by the Company on the release dates. The value of these shares is reflected as deferred compensation on the balance sheet and is being amortized over the three-year vesting period. Approximately 16,000 of these shares were released from escrow in both March 2000 and March 1999. As of September 30, 2000, approximately $584,000 of compensation expense has been amortized and intangible assets of approximately $769,000 (converted into U.S. dollars using the September 30, 2000 exchange rate) are being amortized over a six-year period.

  Effective August 1, 1998, the Company acquired certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), an Australian entity which provided information technology consulting services. The initial purchase price was approximately $3,242,000, tangible assets acquired were approximately $23,000 and liabilities assumed were approximately $156,000 (all converted into U.S. dollars as of the date of the acquisition). Additional acquisition costs of $57,000 were incurred. As of September 30, 2000, intangible assets of approximately $4,283,000 (converted into U.S. dollars using the September 30, 2000 exchange rate) are being amortized over a period of 8 to 15 years. Contingent payments of approximately $794,000 and $1,008,000 in cash and stock were earned during the years ended September 30, 2000 and 1999, respectively. Approximately $233,000 and $246,000 of these contingent payments were contingent upon employment and were expensed during the periods as a compensation charge related to business combination and the remaining $561,000 and $762,000 was recorded as additional purchase price. The performance targets specified the achievement of certain levels of profit before taxes and revenues of the continuing business measured annually. Approximately 71% of such payments were accounted for as additional purchase price and the remaining payments were treated as business combination compensation expense at the time the payments were deemed probable to be made because such payments were contingent, in part, on the continuing employment of a key employee/seller. There are no further contingent payments associated with this acquisition.

  Effective November 30, 1998, the Company acquired all the issued and outstanding capital stock of Midas Computer Software Limited ("Midas"), a United Kingdom entity which provided data warehouse migration services. The initial purchase price totaled approximately $3,907,000 (converted into U.S. dollars as of the date

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)
of the acquisition), of which approximately $2,579,000 was paid in cash and acquisition costs and approximately $1,328,000 was recorded as a result of the issuance of the Company's Class B common stock with a guaranteed minimum value of approximately $1,317,000 (converted into U.S. dollars using the September 30, 1999 exchange rates) three years from the effective date of the acquisition. Additional acquisition costs of $374,000 were incurred. Tangible assets acquired were approximately $1,813,000 and liabilities assumed were approximately $1,692,000. In March 2000, the Company sold Midas for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. See Note 9.

  Effective January 1, 1999, the Company acquired all the issued and outstanding capital stock of ADC Consultants Pty Limited ("ADC"), an Australian entity that provided data management services. The initial purchase price was approximately $2,565,000 in cash (converted into U.S. dollars as of the date of the acquisition). Total liabilities assumed were $310,000 and tangible assets acquired were $365,000. During fiscal year 2000, the Company made contingent payments of approximately $873,000 in cash and shares of the Company's Class B common stock, and accrued additional contingent payments of approximately $436,000 which will be paid in the second quarter of fiscal year 2001. Additional contingent payments of up to approximately $436,000 (based on September 30, 2000 exchange rate of AU $1.83 to US $1.00) may be accrued and paid in cash and shares of the Company's Class B common stock based on the acquired business achieving certain levels of revenues and profits before taxes for the twelve months ended December 31, 2001. Contingent payments will be accrued when earned and recorded as additional purchase price. As of September 30, 2000, intangible assets of approximately $3,550,000 (converted into U.S. dollars using the September 30, 2000 exchange rate) are being amortized over a period of 8 years.

  Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of Service Design Associates, Inc. ("SDA"), an Indiana corporation that provided payment processing, policy and IT systems services for state and local government child support agencies. The initial purchase price was approximately $4,351,000. Total liabilities assumed were approximately $1,087,000. Total tangible assets acquired were approximately $415,000. As of September 30, 2000, intangible assets of approximately $7,516,000 are being amortized over a period of 8 years. Contingent payments of approximately $2,493,000 were accrued during the year ended September 30, 2000. Additional contingent payments of up to approximately $1,416,000 in cash or shares of the Company's Class B common stock, at the Company's election, may be paid based upon the acquired business achieving certain performance targets for the twelve months ended February 28, 2002. Contingent payments will be accrued when earned and recorded as additional purchase price. In connection with the acquisition, Tier caused a stand by letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company. During the year ended September 30, 2000, $500,000 of the contingent payments earned were paid to reduce this obligation. In lieu of a $300,000 standby letter of credit, the Company pledged a certificate of deposit to secure the remaining $300,000.

  Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., a leading provider of training services to the IT professionals of Fortune 1000 companies and other major corporations. The initial purchase price was $1,713,000 in cash. Additional acquisition costs of $95,000 were incurred. Total liabilities assumed were $71,000 and tangible assets acquired were $131,000. Additional contingent payments of up to $750,000 may be paid in shares of the Company's Class B common stock and cash based on the acquired business achieving certain levels of gross profit and revenues for the twelve months ended April 30, 2001. Shares of the Company's Class B common stock equal to $1.5 million based on the average closing price of the Company's Class B common stock for the five trading days preceding the agreement date of April 6, 1999, are currently in an escrow account. If contingent performance requirements are met, the number of shares released will be

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)

determined utilizing the average closing price of the Company's Class B common stock for the five trading days preceding the performance anniversary. In the event the value of the shares in the escrow account is not sufficient to satisfy the additional contingent payments, such shortfall shall be paid in cash. Any shares not released at the end of the two-year performance period will be returned to the Company. Contingent payments will be accrued when earned and recorded as additional purchase price. As of September 30, 2000, intangible assets of approximately $1,754,000 are being amortized over a period of 8 years.

  Effective October 1, 1999, the Company acquired all the issued and outstanding stock of Simsion Bowles & Associates ("SBA"), an Australian entity that provided business process reengineering and integration of e-commerce consulting services. The initial purchase price was approximately $2,567,000 (converted into U. S. dollars as of the date of the acquisition) in cash, including $441,000 in estimated acquisition costs. Contingent payments of approximately $821,000 were earned during the year ended September 30, 2000. Additional contingent payments of up to approximately $1,789,000 (based on the September 30, 2000 exchange rate of AU $1.83 to US $1.00) may be paid in cash and shares of the Company's Class B common stock over the next two fiscal years based on the acquired business achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price. Intangible assets of approximately $2,813,000 (converted to U.S. dollars using the September 30, 2000 exchange rate) are being amortized over an eight to ten-year period.

  Effective March 1, 2000, the Company acquired certain assets and assumed certain liabilities of The SCA Group, Inc., an Illinois corporation, and Harris Chapman, a Florida corporation (The SCA Group, Inc. and Harris Chapman, collectively referred to as "SCA"), for approximately $16,196,000 in cash, including $200,000 in estimated acquisition costs. Approximately $5,321,000 of the initial purchase price had been paid as of September 30, 2000 and the remainder will be paid on specified dates in the future. SCA was a business process reengineering and management consulting firm with expertise in health care, financial services, insurance and utilities sectors. Total tangible assets acquired were approximately $747,000 and liabilities assumed were approximately $581,000. As of September 30, 2000, intangible assets of approximately $18,007,000 are being amortized over a period of six to ten years. Contingent payments of $1,833,000 were accrued during the year ended September 30, 2000. Additional contingent payments of up to approximately $6,165,000 in cash may be paid to SCA upon the achievement of certain revenue and earnings performance targets over the period ended February 2003. Contingent payments will be accrued when earned and recorded as additional purchase price.

  For the year ended September 30, 1999, the Company recorded a charge to earnings for the $4 million purchase of the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system the Company was developing for a client, which had not reached technological feasibility and had no alternative future use. The license, which was effective May 19, 1999, includes all additions, enhancements, and improvements to the software to the extent that the Company is employed by the licensor to make such changes in the future. The software was completed during fiscal year 2000. This software would require significant customization prior to sale to a customer.

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

                            TIER TECHNOLOGIES, INC.

8. Acquisitions--(continued)
 Pro Forma Disclosure of Significant Acquisitions (Unaudited)

  The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if SCA had been purchased by the Company as of October 1, 1998, after including the impact of certain pro forma adjustments, such as the unaudited increased amortization expense due to the recording of intangible assets:

                                                                  Year Ended
                                                                September 30,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands,
                                                               except per share
                                                                    data)
   Revenues................................................... $116,210 $84,118
   Net income (loss)..........................................    1,649  (1,512)
   Net income (loss) per share................................     0.13   (0.13)
   Diluted net income (loss) per share........................     0.13   (0.13)

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

9. Other Nonrecurring Charges

  In March 2000, the Company completed the sale of its subsidiary, Midas Computer Software Limited ("Midas") for approximately $3.7 million (based on an exchange rate on the closing date of GBP 0.64 to US $1.00), net of estimated selling expenses. The gross proceeds, including repayment of intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of the Company's Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring loss of approximately $1.3 million as a result of the sale of Midas.

  In April 2000 and December 1999, the Company recorded severance expense related to former officers totaling approximately $907,000.

10. Related Party Transactions

 Notes Receivable

  The Company has outstanding notes receivable from certain officers and employees of the Company as of September 30, 2000 and 1999, which total approximately $1,280,000 and $975,000, respectively. These notes bear interest at rates ranging from 4.33% to 7.18% and have due dates ranging from one to ten years. Certain of these notes are being forgiven in accordance with the terms of the officers' and employees' agreements and have an aggregate balance of approximately $152,000 at September 30, 2000.

  Notes receivable from a shareholder issued in connection with the exercise of options to purchase Class B common stock are due in February 2007, bear interest at 6.99%, are secured and full recourse, and have a balance of approximately $1,773,000 as of September 30, 2000. The shareholder has pledged a total of approximately 301,000 shares of the Company's common stock as security for these notes and other notes of the shareholder with a combined balance as of September 30, 2000 of approximately $2,192,000. As of September 30, 2000, the pledged stock had a market value of approximately $2,209,000.

                            TIER TECHNOLOGIES, INC.

10. Related Party Transactions--(continued)

 Guaranty of Obligation

  On December 22, 1998, the Company guaranteed a portion of an obligation of James L. Bildner, the Company's Chief Executive Officer, with respect to his California residence (the "Guaranty"). The Company's liability under the Guaranty is capped at $1,000,000. In connection with the Guaranty, Mr. Bildner had previously pledged to the Company shares of the Company's common stock owned by him with a fair market value of at least 110% of the Guaranty amount and agreed to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty. Effective June 30, 1999, the Company amended the pledge agreement with Mr. Bildner such that his pledge to the Company is set at 126,619 shares of the Company's common stock, which as of September 30, 2000 had a market value of $930,000. Mr. Bildner continues to indemnify the Company for any loss, liability or expense incurred in connection with the Guaranty.

11. Segment and Geographic Areas

  Financial information by geographic area is as follows:

                                                      Year Ended September 30,
                                                      -------------------------
                                                        2000    1999     1998
                                                      -------- -------  -------
                                                           (in thousands)
   Revenues:
     United States................................... $ 69,366 $60,989  $45,286
     Australia.......................................   26,452  20,091    7,575
     United Kingdom..................................   13,606  10,896    4,864
                                                      -------- -------  -------
   Total............................................. $109,424 $91,976  $57,725
                                                      ======== =======  =======
   Income (loss) from operations:
     United States................................... $  2,911 $   224  $ 4,115
     Australia.......................................      371   1,279      852
     United Kingdom..................................      834  (1,174)     827
                                                      -------- -------  -------
   Total............................................. $  4,116 $   329  $ 5,794
                                                      ======== =======  =======

                                                           September 30,
                                                      -------------------------
                                                        2000    1999     1998
                                                      -------- -------  -------
                                                           (in thousands)
   Identifiable assets:
     United States................................... $ 73,985 $55,629  $60,442
     Australia.......................................   21,502  20,772   12,983
     United Kingdom..................................    5,675   7,543    1,078
                                                      -------- -------  -------
   Total............................................. $101,162 $83,944  $74,503
                                                      ======== =======  =======

  The United States revenues for the years ended September 30, 1999 and 1998 include revenues from one project with a U.S. company performed in Australia of approximately $110,000, and $4,165,000, respectively.

                            TIER TECHNOLOGIES, INC.

11. Segment and Geographic Areas--(continued)

  The Company offers its services to clients across all strategic business units under five broad delivery offering categories: Business Process Reengineering ("BPR"), Systems Design and Integration ("Systems"), Vertical Application Service Provider ("Vertical ASP"), Business Process Outsourcing ("BPO") and Systems and Technology Training ("Training"). Revenue contributed by delivery offering is as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
                                                             (in thousands)
     BPR............................................... $ 17,082 $ 2,027 $ 4,864
     Systems...........................................   39,761  65,208  43,140
     Vertical ASP......................................   22,415   4,928     --
     BPO...............................................   17,826   7,577   8,738
     Training..........................................    9,764   6,309     801
     Other.............................................    2,576   5,927     182
                                                        -------- ------- -------
       Total........................................... $109,424 $91,976 $57,725
                                                        ======== ======= =======

 Segment Reporting

  The Company is managed through four reportable segments: U. S. Commercial Services, U. S. Government Services, Australian Operations and United Kingdom Operations. The U. S. Commercial Services segment provides BPR, Systems, BPO and Training services to Fortune 1000 clients in the United States. The U.S. Government Services segment provides BPR, Systems, Vertical ASP, BPO and Training services to federal, state and local government entities in the United States. The Australian Operations segment provides BPR, Systems, BPO and Training services to clients in the public and private sectors in Australia. The United Kingdom Operations segment provides BPR, Systems and BPO services to clients in the public and private sector in the United Kingdom.

  The Company evaluates the performance of its operating segments based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability. The accounting policies of the reportable segments are the same as those described in Note 1. The table below presents financial information for the four reportable segments:

                                U.S.       U.S.                 United
                             Commercial Government Australian  Kingdom
                              Services   Services  Operations Operations  Total
                             ---------- ---------- ---------- ---------- --------
                                                (in thousands)
   Year ended September 30,
    2000:
   Revenues................   $20,031    $49,335    $26,452    $13,606   $109,424
   Gross profit............     8,015     20,366      9,822      4,509     42,712
   Year ended September 30,
    1999:
   Revenues................    31,515     29,474     20,091     10,896     91,976
   Gross profit............    14,241     10,222      7,923      3,354     35,740
   Year ended September 30,
    1998:
   Revenues................    25,383     19,903      7,575      4,864     57,725
   Gross profit............     9,225      7,048      2,758      1,421     20,452

                            TIER TECHNOLOGIES, INC.

12. Income Taxes

  The domestic and foreign components of income before income taxes are as follows:

                                                                Year Ended
                                                              September 30,
                                                           ---------------------
                                                            2000   1999    1998
                                                           ------ ------  ------
                                                              (in thousands)
   United States.......................................... $4,864 $1,771  $5,127
   Foreign................................................    151   (121)  1,647
                                                           ------ ------  ------
     Total................................................ $5,015 $1,650  $6,774
                                                           ====== ======  ======

                                                                 September 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
   Deferred tax liabilities..................................... $  244  $  222

   Deferred tax assets:
     Accrued expenses...........................................    700     458
     Accrued revenue............................................    288     423
     Depreciation...............................................    143      18
     Intangibles................................................    718     645
     Accounts receivable allowance..............................     80     866
     Purchased in-process technology............................  1,068   1,432
     Foreign tax credit carryforward............................    274     572
     Valuation allowance........................................   (274)   (572)
                                                                 ------  ------
   Total deferred tax assets....................................  2,997   3,842
                                                                 ------  ------
   Net deferred tax assets...................................... $2,753  $3,620
                                                                 ======  ======

  Effective January 1, 1996, the Company changed from the cash to the accrual method of accounting for income tax purposes. Differences in income tax basis existing at that date were amortized to taxable income over a four-year period.

  At September 30, 2000, the Company had approximately $274,000 of excess foreign tax carryforwards for the purpose of offsetting future U.S. Federal Income Tax. Such foreign tax carryforwards will begin to expire in 2004. The benefit from the foreign tax carryforwards may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.

                            TIER TECHNOLOGIES, INC.

12. Income Taxes--(continued)

  Significant components of the provision for income taxes are as follows:

                                                             Year Ended September 30,
                                                          -----------------------------
                                                            2000      1999       1998
                                                          --------  --------   --------
                                                                 (in thousands)
   Current:
     Federal............................................. $  686    $3,112     $2,527
     State...............................................    156       378        362
     Foreign.............................................    988       385        474
                                                          ------    ------     ------
                                                           1,830     3,875      3,363
                                                          ------    ------     ------
   Deferred (benefit):
     Federal.............................................    775    (2,891)      (645)
     State...............................................     91      (340)       (76)
                                                          ------    ------     ------
                                                             866    (3,231)      (721)
                                                          ------    ------     ------
   Total provision for income taxes...................... $2,696    $  644     $2,642
                                                          ======    ======     ======

  The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

                                                             Year Ended September 30,
                                                          -----------------------------
                                                            2000      1999       1998
                                                          --------  --------   --------
   U.S statutory federal tax rate.......................    34.0%     34.0%      34.0%
   State taxes, net of federal tax benefit..............     5.0%      4.0%       4.0%
   Tax exempt interest income...........................    (3.7)%   (20.5)%     (3.2)%
   Tax effect of foreign operations.....................     6.2%     19.6%       --
   Disposition of foreign subsidiary....................     9.8%      --         --
   Other................................................     2.5%      1.9%       4.2%
                                                          ------    ------     ------
     Effective tax rate.................................    53.8%     39.0%      39.0%
                                                          ======    ======     ======

13. Retirement Plan

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

14. Contract Dispute

  The Company received a notice dated December 17, 1998 that a prime contractor was exercising its right to terminate one of the Company's Australian projects alleging a breach of the sub-contract. The Company believes that the termination was not proper under the terms of the sub-contract and that it did not breach the agreement. On June 28, 1999, after a series of discussions with the prime contractor, the Company filed a federal civil action against the prime contractor for the amounts the Company was due. At that time, the Company established a reserve for the entire net receivable balance of $1,856,000. On August 11, 1999, the Company received the prime contractor's answer and counterclaim in response to the Company's complaint. The prime contractor denied the Company's claim and counterclaimed alleging breach of contract and seeking declaratory relief and damages in excess of $8 million and indemnification for damages, claims, penalties, fines and/or other sanctions which may be levied in the future by the client of the prime contractor. On August 18, 2000, the Company and the prime contractor settled this dispute. The agreed upon terms of this settlement did not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

                            TIER TECHNOLOGIES, INC.

                                  SCHEDULE II
                                (in thousands)

                                                                                     Foreign
                                             Balance at                              Currency       Balance at
                                             Beginning                               Translation      End of
                                             of Period    Additions   Write-offs     Adjustment       Period
                                             ---------    ---------   ----------     ----------       ------
Year Ended September 30, 2000
Allowance for doubtful receivables.........  $ 2,285      $   104     $ (2,162)      $   (6)        $     221

Year Ended September 30, 1999
Allowance for doubtful receivables.........      260        2,243         (218)           -             2,285

Year Ended September 30, 1998
Allowance for doubtful receivables.........       50          320         (110)           -               260

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tier Technologies, Inc.

Dated: December 6, 2000                By:    /s/ James L. Bildner
                                          -------------------------------------
                                                  James L. Bildner
                                              Chairman of the Board and
                                               Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Bildner and Laura B. DePole, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ James L. Bildner           Chairman of the Board, Chief  December 6, 2000
____________________________________  Executive Officer and
          James L. Bildner            President (principal
                                      executive officer)

      /s/ Laura B. DePole            Chief Financial Officer       December 6, 2000
____________________________________  (principal financial
          Laura B. DePole             officer and principal
                                      accounting officer)

     /s/ William G. Barton           Director                      December 6, 2000
____________________________________
         William G. Barton

     /s/ Ronald L. Rossetti          Director                      December 6, 2000
____________________________________
         Ronald L. Rossetti

      /s/ Samuel Cabot III           Director                      December 6, 2000
____________________________________
          Samuel Cabot III

     /s/ William Van Faasen          Director                      December 6, 2000
____________________________________
         William Van Faasen

      /s/ Morgan Guenther            Director                      December 6, 2000
____________________________________
          Morgan Guenther

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

  10.1   Amended and Restated 1996 Equity Incentive Plan, dated January
         28, 1999 (11)*.................................................

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


 Exhibit
 Number                        Exhibit Description                         Page
 -------                       -------------------                         ----
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

 10.22   Tier Corporation 401(k) Plan, Summary Plan Description (18)....

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

 10.29   Employee Stock Purchase Plan (2)*..............................

 10.30   Voting Trust Agreement (3).....................................

 10.31   Form of Buy-Sell Agreement between James L. Bildner and William
         G. Barton (2)..................................................

 10.32   Business Purchase Agreement by and among Sancha Computer
         Services Pty Limited, Sancha Software Development Pty Limited
         and Tier Technologies (Australia) Pty Limited, dated as of
         February 26, 1998 (5)..........................................

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

 10.36   Full Recourse Promissory Note by and between the Registrant and
         George K. Ross, dated as of February 10, 1998 (4)..............

 Exhibit
 Number                        Exhibit Description                         Page
 -------                       -------------------                         ----
 10.37   Full Recourse Promissory Note by and between the Registrant and
         James R. Weaver, dated as of May 22, 1998 (6)..................

 10.38   Full Recourse Promissory Note by and between the Registrant and
         James R. Weaver, dated as of May 22, 1998 (6)..................

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
         BankBoston, N.A. (13)..........................................

 Exhibit
 Number      Exhibit Description                                            Page
 -------     -------------------                                            ----
 10.58   Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of
         Human Resources. (13)............................................

 10.59   Contract, dated as of May 27, 1999, by and between the Registrant and the State of Tennessee Department of Human Services. (13)....

 10.60   Contract for Goods and/or Services, dated August 10, 1999, by and between the Registrant and the Government of the District of
         Columbia. (15)...................................................

 10.61   Alliance Agreement in Support of Project Uxbridge dated September
         1, 1999, by and between Tier Technologies (United Kingdom) Inc.
         and Siemens Business Services Limited. (15)......................

 10.62   Second Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of September 30, 1999, by and between the
         Registrant, Tier Technologies (United Kingdom) Inc. and
         BankBoston, N.A. (15)............................................

 10.63   Employment Agreement by and between the Registrant and James R.
         Weaver, dated April 19, 1999. (15)*..............................

 10.64   Separation Agreement by and between the Registrant and George K.
         Ross, dated as of January 21, 2000. (16)*........................

 10.65   Full Recourse Promissory Note by and between the Registrant and
         William G. Barton, dated as of January 24, 2000. (16)............

 10.66   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of March 27, 2000. (Assignment of the
         Note by and between the Registrant and William G. Barton,
         previously filed as Exhibit 10.17 to Form S-1). (16).............

 10.67   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of March 27, 2000. (Assignment of the
         Note by and between the Registrant and William G. Barton,
         previously filed as Exhibit 10.18 to Form S-1). (16).............

 10.68   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of March 27, 2000. (Assignment of the
         Note by and between the Registrant and William G. Barton,
         previously filed as Exhibit 10.19 to Form S-1). (16).............

 10.69   Pledge Agreement by and between the Registrant and James L.
         Bildner, dated as of March 27, 2000. (16)........................

 10.70   Third Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of March 31, 2000, by and between the
         Registrant, Tier Technologies (United Kingdom) Inc. and
         BankBoston, NA. (16).............................................

 10.71   Separation Agreement by and between the Registrant and William G.
         Barton, dated as of April 14, 2000. (17)*........................

 10.72   Fourth Amendment to Amended and Restated Revolving Credit
         Agreement, dated as of May 15, 2000, by and between the
         Registrant, Tier Technologies (United Kingdom) Inc. and Bank
         Boston, N.A. (17)................................................

 10.73   Full Recourse Promissory Note by and between the Registrant and
         James L. Bildner, dated as of July 26, 2000......................

 10.74   Credit Agreement dated as of August 25, 2000 by and between the
         Registrant and Imperial Bank.....................................

 10.75   Full Recourse Promissory Note by and between the Registrant and
         James Weaver, dated as of September 18, 2000.....................

 16.1    Letter re: change in certifying accountant (7)...................

 21.1    Subsidiaries of the Registrant...................................

 Exhibit
 Number                        Exhibit Description                        Page
 -------                       -------------------                        ----
 23.1    Consent of PricewaterhouseCoopers LLP, Independent
         Accountants....................................................

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

(15) Filed as an exhibit to Form 10-K, filed December 10, 1999, and incorporated herein by reference.

(16) Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

(17) Filed as an exhibit to Form 10-Q, filed August 11, 2000, and incorporated herein by reference.

(18) Filed as an exhibit to Form S-8 (No. 333-42082), filed on July 24, 2000, and incorporated herein by reference.