Form 10-Q
period 2000-12-31
TIER TECHNOLOGIES INC
filed 2001-02-09
CIK 1045150

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   _________

                                   FORM 10-Q
                                   _________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   _________

                       Commission file number 000-23195

                            TIER TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)
                                   _________

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

                                (925) 937-3950
             (Registrant's telephone number, including area code)
                                   _________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [x] No [_]                       (2) Yes [X] No [_]

As of January 31, 2001, the number of shares outstanding of the Registrant's Class A Common Stock was 1,082,824 and the number of shares outstanding of the Registrant's Class B Common Stock was 11,607,077.

This report contains a total of 24 pages of which this page is number 1.

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I--FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            -----
Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2000 ...........      3

        Condensed Consolidated Statements of Operations for the three months ended
        December 31, 2000 and 1999 .....................................................................      4

        Condensed Consolidated Statements of Cash Flows for the three months ended
        December 31, 2000 and 1999 .....................................................................      5

        Notes to Condensed Consolidated Financial Statements ...........................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................................     21


                                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings ..............................................................................     23

Item 6. Exhibits and Reports on Form 8-K ...............................................................     23

Signatures .............................................................................................     24

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

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (in thousands)

                                                                                  December 31,    September 30,
                                                                                      2000            2000
                                                                                  ------------    -------------
                                        ASSETS
                                        ------
Current assets:
     Cash and cash equivalents ..............................................       $ 11,494        $ 10,256
     Short-term investments..................................................          6,583           9,657
     Accounts receivable, net................................................         28,200          24,718
     Prepaid expenses and other current assets...............................          3,198           3,322
                                                                                    --------        --------
          Total current assets...............................................         49,475          47,953
Equipment and software, net..................................................          5,477           5,914
Notes and accrued interest receivable from related parties...................          1,938           1,924
Intangible assets, net.......................................................         39,048          40,126
Other assets.................................................................          5,267           5,245
                                                                                    --------        --------
          Total assets.......................................................       $101,205        $101,162
                                                                                    ========        ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
     Accounts payable........................................................       $  3,530        $  4,314
     Accrued liabilities.....................................................          1,808           2,389
     Accrued subcontractor expenses..........................................          2,291           1,597
     Accrued compensation and related liabilities............................          3,830           4,321
     Purchase price payable..................................................          6,020          12,345
     Other current liabilities...............................................          2,004           1,642
                                                                                    --------        --------
          Total current liabilities..........................................         19,483          26,608
Borrowings and capital lease obligations, less current portion...............          6,373           1,385
Purchase price payable.......................................................          4,225           3,892
                                                                                    --------        --------
          Total liabilities..................................................         30,081          31,885
                                                                                    --------        --------

Shareholders' equity:
     Common stock, no par value..............................................         66,026          65,937
     Notes receivable from shareholders......................................         (1,773)         (1,773)
     Deferred compensation...................................................            (58)           (117)
     Accumulated other comprehensive loss....................................         (3,208)         (3,571)
     Retained earnings.......................................................         10,137           8,801
                                                                                    --------        --------
          Total shareholders' equity.........................................         71,124          69,277
                                                                                    --------        --------
          Total liabilities and shareholders' equity.........................       $101,205        $101,162
                                                                                    ========        ========

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                                         Three Months Ended
                                                                             December 31,
                                                                        ---------------------
                                                                          2000         1999
                                                                        -------       -------
Revenues .........................................................      $30,321       $24,613
Cost of revenues..................................................       19,548        14,847
                                                                        -------       -------
Gross profit......................................................       10,773         9,766
Costs and expenses:
  Selling and marketing...........................................        1,659         1,488
  General and administrative......................................        5,262         5,669
  Other nonrecurring charges......................................           --         1,750
  Depreciation and amortization...................................        1,788         1,258
                                                                        -------       -------
Income (loss) from operations.....................................        2,064          (399)
Interest income (expense), net....................................          220           237
                                                                        -------       -------
Income (loss) before income taxes.................................        2,284          (162)
Provision for income taxes........................................          948           548
                                                                        -------       -------
Net income (loss).................................................      $ 1,336       $  (710)
                                                                        =======       =======
Basic net income (loss) per share.................................      $  0.11       $ (0.06)
                                                                        =======       =======
Shares used in computing basic net income (loss) per share........       12,488        12,230
                                                                        =======       =======
Diluted net income (loss) per share...............................      $  0.11       $ (0.06)
                                                                        =======       =======
Shares used in computing diluted net income (loss) per share......       12,664        12,230
                                                                        =======       =======

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                                    Three Months Ended
                                                                                                        December 31,
                                                                                                    ------------------
                                                                                                      2000       1999
                                                                                                    -------    -------
Net cash provided by (used in) operating activities ........................................        $  (250)   $ 3,711
                                                                                                    -------    -------

Investing activities:
Purchases of equipment and software.........................................................           (644)      (717)
Notes and accrued interest receivable from related parties..................................           (166)      (163)
Repayment on notes and accrued interest receivable from related parties.....................            114        100
Business combinations, net of cash acquired.................................................         (5,932)    (3,862)
Restricted cash.............................................................................             --       (131)
Purchases of available-for-sale securities..................................................         (4,589)      (824)
Sales and maturities of available-for-sale securities.......................................          7,664      1,032
Other assets................................................................................             --        169
                                                                                                    -------    -------
Net cash used in investing activities.......................................................         (3,553)    (4,396)
                                                                                                    -------    -------
Financing activities:
Borrowings under bank lines of credit.......................................................          5,000      1,302
Repurchases of common stock.................................................................             --       (281)
Issuance of Class B common stock............................................................             88        180
Payments on capital lease obligations and notes payable to shareholders.....................            (82)       (90)
                                                                                                    -------    -------
Net cash provided by financing activities...................................................          5,006      1,111
                                                                                                    -------    -------
Effect of exchange rate changes on cash.....................................................             35       (101)
                                                                                                    -------    -------
Net increase in cash and cash equivalents...................................................          1,238        325
Cash and cash equivalents at beginning of period............................................         10,256     10,121
                                                                                                    -------    -------
Cash and cash equivalents at end of period..................................................        $11,494    $10,446
                                                                                                    =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest..................................................................................        $   121    $   100
                                                                                                    =======    =======
  Income taxes paid (refunded), net.........................................................        $   247    $ 1,288
                                                                                                    =======    =======
Equipment acquired under capital lease obligations..........................................        $    --    $    54
                                                                                                    =======    =======
Assumed liabilities related to business combinations........................................        $    --    $   812
                                                                                                    =======    =======
Conversion of Class A common stock to Class B common stock..................................        $   171    $    93
                                                                                                    =======    =======

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on December 7, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended December 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2001 or any future period, and the Company makes no representations related thereto.

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

NOTE 2--REVENUE RECOGNITION

     The majority of the Company's revenues are derived from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. For the three months ended December 31,2000, revenues from one client totaled approximately $6,077,000 which represented 20.0% of total revenues.

     Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $12,041,000 and $9,567,000 at December 31, 2000 and September 30, 2000,
respectively. Unbilled receivables at December 31, 2000 and September 30, 2000 include $1,945,000 and $2,145,000, respectively, that is not billable for more than one year under the terms of the contract. Unbilled receivables for two clients accounted for 12.1% and 10.9% of total net accounts receivable at December 31, 2000.

     Worldwide revenues derived from sales to governmental agencies were $18,759,000 and $15,019,000 for the three months ended December 31, 2000 and 1999, respectively.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 3--ACQUISITIONS

Simsion Bowles & Associates

     In December 2000, the Company amended the purchase agreement with Simsion Bowles & Associates establishing the first year contingent payment at approximately $602,000 in cash due July 2001 (based on a December 31, 2000 exchange rate of AU $1.80 to US $1.00). Interest will accrue on approximately $338,000 of this contingent payment beginning December 30, 2000 at the same rate as the St. George Bank Limited of Australia loan (9% at December 31, 2000).

The SCA Group, Inc. and Harris Chapman

     In November 2000, the Company paid approximately $5.4 million of the initial purchase price for the March 1, 2000 acquisition of The SCA Group, Inc. and Harris Chapman, of which $5 million was borrowed on the credit facility (See
Note 4).

NOTE 4--BANK LINES OF CREDIT

     At December 31, 2000, the Company had a $10 million revolving credit facility which has a maturity date of August 26, 2002. The total commitment amount is limited to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The credit facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option and is payable monthly. As of December 31, 2000, the interest rate was 9.75% per annum and the outstanding borrowings were $5 million. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 2000, the Company was in compliance with all financial ratios.

     At December 31, 2000, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.4 million revolving line of credit with St. George Bank Limited of Australia (based on a December 31, 2000 exchange rate of AU $1.80 to US $1.00). Under the terms of the credit facility, the principal balance of the credit line will be reduced by approximately $131,000 per quarter to a maximum line of approximately $1.1 million. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (9% per annum as of December 31, 2000) and interest is payable monthly. As of December 31, 2000, the outstanding balance of the Loan was approximately $1.4 million. The credit facility also provides for the issuance of letters of credit up to $155,000. Letters of credit totaling $152,000 were outstanding as of December 31, 2000. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of December 31, 2000, the Company was in compliance with the provisions of this credit facility.

                           TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 5 -- NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                Three Months Ended
                                                                                   December 31,
                                                                         ------------------------------
                                                                           2000                   1999
                                                                         -------                -------
                                                                      (in thousands, except per share data)
          Numerator:
                Net income (loss)..................................      $ 1,336                $  (710)
                                                                         =======                =======
          Denominator for basic net income (loss) per share-
            weighted average common shares outstanding.............       12,488                 12,230
          Effects of dilutive securities:
                Common stock options...............................          160                     --
                Common stock contingently issuable ................           16                     --
                                                                         -------                -------
          Denominator for diluted net income (loss) per share-
            adjusted weighted average common shares and
            assumed conversions....................................       12,664                 12,230
                                                                         =======                =======
          Basic net income (loss) per share........................      $  0.11                $ (0.06)
                                                                         =======                =======
          Diluted net income (loss) per share......................      $  0.11                $ (0.06)
                                                                         =======                =======

     Options to purchase approximately 2,662,000 shares of Class B common stock at prices ranging from $6.31 to $17.81 per share were not included in the computation of diluted net income per share for the three months ended December 31, 2000 because the options exercise prices were greater than the average market price of the shares for this period. For the three months ended December 31, 1999, options to purchase approximately 4,055,000 shares of Class B common stock and common stock equivalents of 250,000 shares were excluded from the calculation of diluted net loss per share since their effect would have been anti-dilutive.

NOTE 6--COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) was as follows:

                                                                  Three Months Ended
                                                                     December 31,
                                                                 --------------------
                                                                  2000          1999
                                                                 ------        ------
                                                                    (in thousands)
     Net income (loss) ................................          $1,336        $(710)
     Foreign currency translation adjustment ..........             363         (197)
                                                                 ------        -----
     Comprehensive income (loss) ......................          $1,699        $(907)
                                                                 ======        =====

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

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

NOTE 8--ALLIANCE AGREEMENT

     In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Under this Alliance Agreement, the Company has two existing contracts--the Application Service Center ("ASC") contract and the Consulting contract. Beginning January 1, 2001, under the amended ASC contract, the Company has committed to utilizing a minimum amount of resources from the ASC. The Company will market the ASC's services worldwide in exchange for fees based on the utilization of resources. To the extent there is a shortfall in minimum utilization, the Company's obligation under the ASC contract shall not exceed $16.1 million (based on the December 31, 2000 exchange rate of GBP 0.67 to US $1.00) over the life of the contract. Through December 31, 2000, there were no minimum utilization requirements under the ASC contract. Under the Consulting contract, the Company bills for its professional services on a time and materials basis. Pursuant to the Consulting contract, SBS guaranteed that it would engage the Company to provide a minimum of $10.5 million (based on the December 31, 2000 exchange rate of GBP 0.67 to US $1.00) for consultancy services over the life of the Consulting contract. Through December 31, 2000, the company has recognized a total of $12.6 million under the Consulting contract (based on the December 31, 2000 exchange rate of GBP 0.67 to US $1.00).

NOTE 9--SEGMENT INFORMATION

     The Company is managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, Australian Operations and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability. The table below presents financial information for the four reportable segments:

                                                          U.S.         U.S.                    United
                                                       Commercial   Government   Australian   Kingdom
                                                        Services     Services    Operations  Operations    Total
                                                       -----------  -----------  ----------  ----------  ---------
                                                                             (in thousands)
      Three Months Ended December 31, 2000:
         Revenues....................................       $7,133      $11,918      $5,182      $6,088    $30,321
         Gross profit................................        3,159        4,608       1,696       1,310     10,773

      Three Months Ended December 31, 1999:
         Revenues....................................       $3,502      $12,126      $6,658      $2,327    $24,613
         Gross profit................................        1,140        5,195       2,523         908      9,766

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 10--ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. The adoption of FAS 133 did not impact the Company's consolidated financial statements as the Company does not currently hold any derivative instruments, including derivative instruments embedded in other contracts.

NOTE 11--NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the fourth quarter of fiscal year 2001. The Company does not expect that the adoption of SAB 101 will have a significant impact on the consolidated financial statements.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not yet determined the impact, if any, that the adoption of FAS 140 will have on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Tier is a vertically focused global consulting firm that delivers end-to-end business solutions to its national and multinational clients. The Company provides business solutions utilizing a variety of delivery offerings that are tailored to specific client industries and governmental agencies, and include solutions that link systems and technology improvements to increased operating efficiencies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations. The Company's revenues increased to $30.3 million in the three months ended December 31, 2000 from $24.6 million in the three months ended December 31, 1999. A significant portion of the Company's revenues are derived from sales to government agencies. For the three months ended December 31, 2000, approximately 61.9% of the Company's revenues were derived from sales to government agencies, as compared to 61.0% for the three months ended December 31, 1999. The Company's workforce, composed of employees, independent contractors and subcontractors, has grown to 976 on December 31, 2000 from 877 on December 31, 1999.

     The Company's revenues are derived primarily from professional fees billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a fixed price basis was 16.7% and 35.2% for the three months ended December 31, 2000 and 1999, respectively. The percentage of revenues generated on a per-transaction basis was 25.0% and 11.0% for the three months ended December 31, 2000 and 1999, respectively. The Company believes that the percentage of total revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials and fixed price contracts that may involve an adjustment to the scope or nature of the project, billing rates, percent complete or gross profit margins. If the Company significantly overestimates the volume for transaction-based contracts or underestimates the resources or time required for fixed price and per-transaction based contracts, its financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to, or payment of damages (as a result of litigation or otherwise) by us, which could have a material adverse effect upon our business, financial condition and results of operations.

     The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended December 31, 2000, Siemens Business Services accounted for 20.0% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     From December 1996 through December 31, 2000, the Company made fifteen acquisitions for a total cost of approximately $53.4 million in cash and shares of Class B common stock, excluding future contingent payments relating to such acquisitions. The Company also incurred $2.5 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, delivery offerings and technical expertise and to supplement its human resources.

     International operations accounted for 37.2% and 36.5% of revenues for the three months ended December 31, 2000 and 1999, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.


Results of Operations

     The following table summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                                                                              Three Months
                                                                                            Ended December 31,
                                                                                           --------------------
                                                                                            2000          1999
                                                                                           ------        ------
Revenues............................................................................        100.0%        100.0%
Cost of revenues....................................................................         64.5          60.3
                                                                                           ------        ------
Gross profit........................................................................         35.5          39.7
Costs and expenses:
  Selling and marketing.............................................................          5.5           6.0
  General and administrative........................................................         17.3          23.1
  Other nonrecurring charges........................................................           --           7.1
  Depreciation and amortization.....................................................          5.9           5.1
                                                                                           ------        ------
Income (loss) from operations.......................................................          6.8          (1.6)
Interest income (expense), net......................................................          0.7           0.9
                                                                                           ------        ------
Income (loss) before income taxes...................................................          7.5          (0.7)
Provision for income taxes..........................................................          3.1           2.2
                                                                                           ------        ------
Net income (loss)...................................................................          4.4%         (2.9)%
                                                                                           ======        ======

Three Months Ended December 31, 2000 and December 31, 1999

     Revenues. Revenues are generated primarily by providing professional consulting and processing services on client engagements. Revenues increased 23.2% to $30.3 million for the three months ended December 31, 2000 from $24.6 million in the three months ended December 31, 1999. This increase resulted primarily from multiple acquisitions and growth in United Kingdom operations resulting from increased revenues under the Alliance Agreement with Siemens Business Services.

     Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also include facility, equipment and direct overhead costs. Gross profit increased 10.3% to $10.8 million for the three months ended December 31, 2000 from $9.8 million for the three months ended December 31, 1999. Gross profit margin decreased to 35.5% for the three months ended December 31, 2000 as compared to 39.7% for the three months ended December 31, 1999. This decrease resulted primarily from increased revenue from United Kingdom operations which have a higher use of subcontractors resulting in lower gross profit margins.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 11.5% to $1.7 million for the three months ended December 31, 2000 from $1.5 million for the three months ended December 31, 1999. As a percentage of revenues, selling and marketing expenses decreased to 5.5% for the three months ended December 31, 2000 from 6.0% for the three months ended December 31, 1999. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel through acquisitions and investments in its marketing and branding initiatives. The Company expects selling and marketing expenses to increase in future quarters as the Company continues to make investments in its marketing and branding initiatives and its business development efforts.

     General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, staffing, accounting and finance, legal, and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 7.2% to $5.3 million for the three months ended December 31, 2000 from $5.7 million for the three months ended December 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 17.3% for the three months ended December 31, 2000 from 23.1% in the three months ended December 31, 1999. The decrease in general and administrative expenses, both in total dollars and as a percentage of revenues, was attributable primarily to a higher percentage of labor dollars charged to project-related activities, the cost of which is included in the cost of revenues. Included in general and administrative expenses is compensation charge related to business combinations of $58,000 and $60,000 for the three months ended December 31, 2000 and 1999, respectively. These charges resulted from the amortization of the value of shares to be released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited.

     Other Nonrecurring Charges. The other nonrecurring charges of $1.8 million for the three months ended December 31, 1999, resulted primarily from the write-down of the United Kingdom ERP business which the Company sold in the second quarter of fiscal year 2000 and severance costs for a former officer. The United Kingdom ERP business write-down was adjusted for projected sales proceeds.

     Depreciation and Amortization. Depreciation and amortization consists primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and purchases of certain intellectual property. Depreciation and amortization increased 42.1% to $1.8 million for the three months ended December 31, 2000 from $1.3 million for the three months ended December 31, 1999. As a percentage of revenues, depreciation and amortization increased to 5.9% for the three months ended December 31, 2000 from 5.1% for the three months ended December 31, 1999. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations. The Company expects that depreciation and amortization will continue to increase in absolute dollars, although it may vary as a percentage of revenues.

     Interest Income (Expense), Net. Net interest income decreased 7.2% to $220,000 for the three months ended December 31, 2000 compared to net interest income of $237,000 for the three months ended December 31, 1999. This decrease was primarily attributable to interest expense incurred on bank borrowings.

     Provision for Income Taxes. The provision for income taxes was $948,000 for the three months ended December 31, 2000 and $548,000 for the three months ended December 31, 1999. For the three months ended December 31, 2000, the Company's effective tax rate was 41.5%. The provision for income taxes for the three months ended December 31, 1999 was impacted by other nonrecurring charges for which no tax benefit could be recorded. The effective tax rate in the upcoming quarters and for the year ending September 30, 2001 may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to monitor the effective tax rate on a quarterly basis.

Liquidity and Capital Resources

     The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions and potential contingent payments related to prior acquisitions. The Company maintains a $10 million revolving credit facility (the "Credit Facility") that expires on August 26, 2002. The Credit Facility allows the Company to borrow the lesser of $10 million or an amount equal to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The Credit Facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option. The Credit Facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. The Credit Facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees and the incurrence of additional debt. The Credit Facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum quick ratio. As of December 31, 2000, the Company was in compliance with the covenants of the Credit Facility. As of December 31, 2000, the interest rate was 9.75% and outstanding borrowings totaled $5 million.

     The Company (through one of its Australian subsidiaries) also maintains a credit facility that includes a $1.4 million revolving line of credit with St. George Bank Limited of Australia (based on a December 31, 2000 exchange rate of AU $1.80 to US $1.00). Under the terms of the credit facility, the principal balance of the credit line will be reduced by approximately $131,000 per quarter to a maximum line of approximately $1.1 million. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (9% per annum as of December 31, 2000) and interest is payable monthly. As of December 31, 2000, the outstanding balance of the Loan was approximately $1.4 million. The credit facility also provides for the issuance of letters of credit up to $155,000. Letters of credit totaling $152,000 were outstanding as of December 31, 2000. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 2000, the Company was in compliance with the provisions of this credit facility.

     Net cash used in operating activities was $250,000 in the three months ended December 31, 2000 as compared to net cash provided by operating activities of $3.7 million in the three months ended December 31, 1999. The decrease in net cash provided by operating activities is largely attributable to the increase in unbilled receivables and decreases in payables.

     Net cash used in investing activities was $3.5 million and $4.4 million in the three months ended December 31, 2000 and December 31, 1999, respectively. The decrease in cash used in investing activities is primarily attributable to a decrease in investment balances, partially offset by increased purchase price payments related to business combinations. Capital expenditures, including equipment acquired under capital leases but excluding assets acquired or leased through business combinations, were approximately $644,000 in the three months ended December 31, 2000 and $771,000 in the three months ended December 31, 1999. The Company anticipates that it will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance the Company's global operations and support its growth, as well as potential expenditures related to new office leases and the establishment of child support payment processing and other Vertical Application Service Provider centers.

     Net cash provided by financing activities totaled $5.0 million in the three months ended December 31, 2000 and $1.1 million in the three months ended December 31, 1999. The net cash provided by financing activities for the three months ended December 31, 2000 results primarily from bank borrowings.

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


Recent Accounting Standards

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the fourth quarter of fiscal year 2001. The Company does not expect that the adoption of SAB 101 will have significant impact on the consolidated financial statements.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting and securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not yet determined the impact, if any, that the adoption FAS 140 will have on the consolidated financial statements.


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

     The timing and realization of opportunities in our sales pipeline make the timing and variability of revenue difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our consultants before the end of each calendar year. As a result, payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Revenues are impacted by the amount of holidays and vacations taken both within our consultant base and by our clients. As a result, revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our Class B Common Stock. In addition, our operating results may from time to time be below the expectations of analysts and investors.

     Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope or imposition of significant penalties for the Company's failure to meet scheduled requirements of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the three months ended December 31, 2000, Siemens Business Services accounted for 20.0% of our revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

     In addition, under a contract with Siemens Business Services Limited ("SBS"), the Company is marketing the services of SBS's Application Services Center ("ASC") in exchange for success fees based on the utilization of ASC resources. The Company has committed to utilizing a minimum number of full-time resources from the ASC. The Company's payment obligations to SBS, to the extent there is a shortfall in the utilization of these resources, shall not exceed $16.1 million (based on the December 31, 2000 exchange rate of GBP 0.67 to US $1.00) over the life of the five-year contract.

     Dependence on Contracts with Government Agencies. For the three months ended December 31, 2000, approximately 61.9% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

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

     Failure to Estimate Accurately Fixed Price and Performance-Based Contracts. Our failure to estimate accurately the resources or time required for a fixed price or performance-based project or the expected volume of transactions under a performance-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For performance-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the three months ended December 31, 2000, 16.7% of our revenues were generated on a fixed price basis and 25.0% of our revenues were generated from performance-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant.

     Potential Failure to Identify, Acquire or Integrate New Acquisitions. A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through December 31, 2000, we acquired fifteen businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

     Substantial Competition in the IT and Consulting Services Market. The IT and consulting services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT and consulting services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT and consulting services markets.

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

     Dependence on Key Personnel. Our success depends in large part upon the continued services of a number of key employees. Although we have entered into employment agreements with certain key employees, these employees and other key employees who have not entered into employment agreements may terminate their employment agreements at any time. The loss of the services of any key employee could have a material adverse effect on our business. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

     Control of Company and Corporate Actions by Principal Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 48.3% of the total common stock voting power at December 31, 2000. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustee, James L. Bildner. The voting power held in the Voting Trust combined with the Class B Common Stock owned by Mr. Bildner and vested options to acquire both Class A and Class B Common Stock held by Mr. Bildner represents 50.5% of the total common stock voting power outstanding at December 31, 2000. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including, without limitation, changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

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

     Failure to Manage and Expand International Operations. For the three months ended December 31, 2000, international operations accounted for 37.2% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. In addition, a significant portion of our sales are to large multinational companies. To meet the needs of such companies, both domestically and internationally, we must be able to provide worldwide services, either directly or indirectly. As a result, we intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely effect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

     .  changes in earnings estimates by securities analysts or the Company, and

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

     Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on future revenues, earnings, fair values or cash flows of the Company. The Company did not engage in foreign currency hedging transactions during the quarter ended December 31, 2000. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

     Interest Rate Sensitivity. The Company maintains a portfolio of cash equivalents and investments in a variety of securities including: certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at December 31, 2000, the fair value of the portfolio would decline by $425,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
-------
 Number                       Description
 ------   ------------------------------------------------

          NONE

----------

     (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tier Technologies, Inc.

Dated: February 9, 2001

                                   By:        /s/ LAURA B. DEPOLE
                                      ------------------------------------------

                                                  Laura B. DePole
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)