Form 10-Q
period 2001-03-31
TIER TECHNOLOGIES INC
filed 2001-05-11
CIK 1045150

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

                 For the quarterly period ended March 31, 2001

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

            (1) Yes [X] No [_]                    (2) Yes [X] No [_]

As of April 30, 2001, the number of shares outstanding of the Registrant's Class A Common Stock was 967,754 and the number of shares outstanding of the Registrant's Class B Common Stock was 11,804,889.

This report contains a total of 26 pages of which this page is number 1.

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                  Part I -- FINANCIAL INFORMATION

                                                                                                         Page
                                                                                                         ----
Item 1.   Condensed Consolidated Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets as of March 31, 2001 and September 30,
           2000...........................................................................................    3

          Condensed Consolidated Statements of Operations for the three and six months ended
           March 31, 2001 and 2000........................................................................    4

          Condensed Consolidated Statements of Cash Flows for the six months ended
           March 31, 2001 and 2000........................................................................    5

          Notes to Condensed Consolidated Financial Statements...........................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................    23

                                                   Part II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............................................    24

Item 6.   Exhibits and Reports on Form 8-K...............................................................    25

Signatures................................................................................................   26


Private Securities Litigation Reform Act Safe Harbor Statement

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are "forward-looking statements" within the meaning of federal securities laws. When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially from those set forth herein include, but are not limited to, those factors listed in the ''Factors that May Affect Future Results'' section, as set forth beginning on page 17 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (in thousands)


                                                                                               March 31,     September 30,
                                                                                                 2001            2000
                                                                                             ------------    -------------
                                                ASSETS
                                                ------
Current assets:
  Cash and cash equivalents...............................................................        $12,839        $ 10,256
  Short-term investments..................................................................          6,521           9,657
  Accounts receivable, net................................................................         27,822          24,718
  Prepaid expenses and other current assets...............................................          3,812           3,322
                                                                                                  -------        --------
     Total current assets.................................................................         50,994          47,953
Equipment and software, net...............................................................          5,118           5,914
Notes and accrued interest receivable from related parties................................          1,943           1,924
Acquired intangible assets, net...........................................................         35,967          40,126
Other assets..............................................................................          4,952           5,245
                                                                                                  -------        --------
     Total assets.........................................................................        $98,974        $101,162
                                                                                                  =======        ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
  Accounts payable........................................................................        $ 3,559        $  4,314
  Accrued liabilities.....................................................................          1,445           2,389
  Accrued subcontractor expenses..........................................................          2,551           1,597
  Accrued compensation and related liabilities............................................          3,802           4,321
  Purchase price payable..................................................................          5,508          12,345
  Other current liabilities...............................................................          1,379           1,642
                                                                                                  -------        --------
     Total current liabilities............................................................         18,244          26,608
Borrowings and capital lease obligations, less current portion............................          6,209           1,385
Purchase price payable....................................................................          4,100           3,892
                                                                                                  -------        --------
     Total liabilities....................................................................         28,553          31,885
                                                                                                  -------        --------

Commitments and contingent liabilities

Shareholders' equity:
  Common stock, no par value..............................................................         66,473          65,937
  Notes receivable from shareholders......................................................         (1,773)         (1,773)
  Deferred compensation...................................................................             --            (117)
  Accumulated other comprehensive loss....................................................         (5,532)         (3,571)
  Retained earnings.......................................................................         11,253           8,801
                                                                                                  -------        --------
     Total shareholders' equity...........................................................         70,421          69,277
                                                                                                  -------        --------
     Total liabilities and shareholders' equity...........................................        $98,974        $101,162
                                                                                                  =======        ========

            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)



                                                                              Three Months               Six Months
                                                                                  Ended                    Ended
                                                                                March 31,                 March 31,
                                                                          ---------------------     ---------------------
                                                                             2001        2000         2001        2000
                                                                          ---------    --------     ---------    --------
Revenues............................................................      $31,470      $27,490       $61,791      $52,103
Cost of revenues....................................................       20,147       17,095        39,695       31,942
                                                                          -------      -------       -------      -------
Gross profit........................................................       11,323       10,395        22,096       20,161
Costs and expenses:
  Selling and marketing.............................................        2,123        1,878         3,782        3,366
  General and administrative........................................        5,877        6,093        11,139       11,762
  Other nonrecurring charges (gains), net...........................           --         (199)           --        1,551
  Depreciation and amortization.....................................        1,763        1,427         3,551        2,685
                                                                          -------      -------       -------      -------
Income from operations..............................................        1,560        1,196         3,624          797
Interest income (expense), net......................................          209          197           429          434
                                                                          -------      -------       -------      -------
Income before income taxes..........................................        1,769        1,393         4,053        1,231
Provision for income taxes..........................................          653          578         1,601        1,126
                                                                          -------      -------       -------      -------
Net income..........................................................      $ 1,116      $   815       $ 2,452      $   105
                                                                          =======      =======       =======      =======
Basic net income per share..........................................      $  0.09      $  0.07       $  0.20      $  0.01
                                                                          =======      =======       =======      =======
Shares used in computing basic net income per share.................       12,540       12,312        12,514       12,271
                                                                          =======      =======       =======      =======
Diluted net income per share........................................      $  0.08      $  0.06       $  0.19      $  0.01
                                                                          =======      =======       =======      =======
Shares used in computing diluted net income per share...............       13,254       12,961        12,942       12,877
                                                                          =======      =======       =======      =======




            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                                     Six Months Ended
                                                                                                        March 31,
                                                                                                     -----------------
                                                                                                       2001      2000
                                                                                                     -------    ------
Net cash provided by operating activities.........................................................  $ 2,233   $ 2,489
                                                                                                    -------   -------

Investing activities:
Purchases of equipment and software...............................................................   (1,257)   (1,260)
Notes and accrued interest receivable from related parties........................................     (285)     (472)
Repayment on notes and accrued interest receivable from related parties...........................      256       199
Business combinations, net of cash acquired.......................................................   (6,506)   (4,426)
Subsidiary disposal, net of cash..................................................................       --     3,303
Restricted cash...................................................................................       --       410
Purchases of available-for-sale securities........................................................   (5,524)   (1,845)
Sales of available-for-sale securities............................................................    3,696     2,316
Maturities of available-for-sale securities.......................................................    4,964     1,979
Other assets......................................................................................       --       126
                                                                                                    -------   -------
Net cash provided by (used in) investing activities...............................................   (4,656)      330
                                                                                                    -------   -------
Financing activities:
Borrowings under bank lines of credit.............................................................    5,000     1,456
Repurchase of common stock........................................................................       --      (974)
Net proceeds from issuance of common stock........................................................      429       876
Payments on capital lease obligations and notes payable to shareholders...........................     (152)     (176)
                                                                                                    -------   -------
Net cash provided by financing activities.........................................................    5,277     1,182
                                                                                                    -------   -------
Effect of exchange rate changes on cash...........................................................     (271)      (15)
                                                                                                    -------   -------
Net increase in cash and cash equivalents.........................................................    2,583     3,986
Cash and cash equivalents at beginning of period..................................................   10,256    10,121
                                                                                                    -------   -------
Cash and cash equivalents at end of period........................................................  $12,839   $14,107
                                                                                                    =======   =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest........................................................................................  $   279   $   206
                                                                                                    =======   =======
  Income taxes paid (refunded), net...............................................................  $ 1,677   $ 3,011
                                                                                                    =======   =======
Equipment acquired under capital lease obligations................................................  $    --   $    54
                                                                                                    =======   =======
Assumed liabilities related to business combinations..............................................  $    --   $ 1,393
                                                                                                    =======   =======
Class B common stock issued in business combinations..............................................  $    --   $   930
                                                                                                    =======   =======
Conversion of Class A common stock to Class B common stock........................................  $   286   $    93
                                                                                                    =======   =======
Class B common stock returned in disposal of business.............................................  $    --   $ 1,328
                                                                                                    =======   =======




            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on December 7, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2001 or any future period, and the Company makes no representations related thereto.

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

NOTE 2 -- REVENUE RECOGNITION

  The majority of the Company's revenues are derived from professional consulting and processing services billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. For the three months ended March 31, 2001, revenues from one client totaled approximately $6,186,000 which represented 19.7% of total revenues. For the six months ended March 31, 2001, revenues from the same client totaled approximately $12,263,000 which represented 19.8% of total revenues.

  Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables were $10,917,000 and $9,567,000 at March 31, 2001 and September 30, 2000,
respectively. Included in long-term other assets are unbilled receivables at March 31, 2001 and September 30, 2000 of $1,665,000 and $2,145,000,
respectively, that are not billable for more than one year under the terms of the contracts. Unbilled receivables for one client accounted for 14.4% of total net accounts receivable at March 31, 2001.

  Worldwide revenues derived from sales to governmental agencies were $38,360,000 and $30,979,000 for the six months ended March 31, 2001 and 2000, respectively.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 3 -- ACQUISITION

 Simpson Fewster & Co. Pty Limited

  In March 2001, the Company released the final installment of 16,256 shares of Class B common stock from escrow related to the acquisition of Simpson Fewster & Co. Pty Limited.

NOTE 4 -- BANK LINES OF CREDIT

  At March 31, 2001, the Company had a $10 million revolving credit facility, of which $2.5 million may be used for letters of credit. The credit facility has a maturity date of August 26, 2002. The total commitment amount is limited to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The credit facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option and is payable monthly. As of March 31, 2001, the interest rate was 8.25% per annum and the outstanding borrowings were $5 million. In addition, letters of credit totaling approximately $346,000 were outstanding at March 31, 2001. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 2001, the Company was in compliance with all financial ratios.

  At March 31, 2001, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.2 million revolving line of credit with St. George Bank Limited of Australia (based on a March 31, 2001 exchange rate of AU $2.06 to US $1.00). Under the terms of the amended credit facility, the principal balance of the credit line will reduce by approximately $115,000 per quarter to a maximum line of approximately $971,000. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (8.5% per annum as of March 31, 2001) and interest is payable monthly. As of March 31, 2001, the outstanding balance of the Loan was approximately $1.2 million. The credit facility also provides for the issuance of letters of credit up to $141,000. Letters of credit totaling $134,000 were outstanding as of March 31, 2001. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of March 31, 2001, the Company was not in compliance with certain provisions of this credit facility; however, the bank has waived such noncompliance.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 5 -- NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net income per share:


                                                                                   Three Months Ended        Six Months Ended
                                                                                         March 31,               March 31,
                                                                                   --------------------     -------------------
                                                                                     2001         2000        2001        2000
                                                                                   -------      -------     -------     -------
                                                                                       (in thousands, except per share data)
  Numerator:
       Net income..............................................................    $ 1,116      $   815     $ 2,452     $   105
                                                                                   =======      =======     =======     =======
  Denominator for basic net income per share-weighted average common
    shares outstanding.........................................................     12,540       12,312      12,514      12,271
  Effects of dilutive securities:
       Common stock options....................................................        700          364         413         342
       Common stock contingently issuable......................................         14          285          15         264
                                                                                   -------      -------     -------     -------
  Denominator for diluted net income per share-adjusted weighted average
    common shares and assumed conversions......................................     13,254       12,961      12,942      12,877
                                                                                   =======      =======     =======     =======
  Basic net income per share...................................................    $  0.09      $  0.07     $  0.20     $  0.01
                                                                                   =======      =======     =======     =======
  Diluted net income per share.................................................    $  0.08      $  0.06     $  0.19     $  0.01
                                                                                   =======      =======     =======     =======

  Options to purchase approximately 1,325,000 and 1,673,000 shares of Class B common stock at exercise prices ranging from $8.63 to $17.81 per share and $7.41 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three months and six months ended March 31, 2001, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods. Options to purchase approximately 2,069,000 and 2,005,000 shares of Class B common stock at exercise prices ranging from $7.78 to $17.81 per share and $7.06 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three and six months ended March 31, 2000, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

  The Company's comprehensive income (loss) was as follows:

                                                                               Three Months Ended      Six Months Ended
                                                                                     March 31,              March 31,
                                                                                -----------------     -------------------
                                                                                  2001       2000       2001       2000
                                                                                -------     -----     -------     -------
                                                                                              (in thousands)
  Net income..................................................................  $ 1,116     $ 815     $ 2,452     $   105
  Foreign currency translation adjustment.....................................   (2,324)     (931)     (1,961 )    (1,128)
                                                                                -------     -----     -------     -------
  Total comprehensive income (loss)...........................................  $(1,208)    $(116)    $   491     $(1,023)
                                                                                =======     =====     =======     =======

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 7--OTHER NONRECURRING CHARGES (GAINS)

  In December 1999, the Company's Board of Directors approved a plan to sell or dispose of its U.K. subsidiary, Midas Computer Software Limited ("Midas"). The write-down of certain assets associated with this subsidiary was included in other nonrecurring charges for the three months ended December 31, 1999. In March 2000, the Company completed the sale of this subsidiary for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. The gross proceeds, including repayment of intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of the Company's Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring gain of approximately $199,000 for the three months ended March 31, 2000 as a result of the completion of this transaction. The results of Midas' operations are reflected in the condensed consolidated financial statements through the disposition in March 2000.

NOTE 8--ALLIANCE AGREEMENT

  In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Under this Alliance Agreement, the Company has two existing contracts - the Application Service Center ("ASC") contract and the Consulting contract. Effective May 1, 2001, under the amended ASC contract, the Company has committed to utilizing a minimum amount of resources that SBS is obligated to mobilize pursuant to the ASC contract. The Company will market the ASC's services worldwide in exchange for fees based on the utilization of ASC resources by third parties. To the extent there is a shortfall in utilization, the Company's maximum obligation under the ASC contract for under-utilization shall not exceed $15.3 million (based on the March 31, 2001 exchange rate of GBP 0.70 to US $1.00) over the commitment period ending January 1, 2003. Through March 31, 2001, there were no minimum utilization requirements under the ASC contract. Pursuant to the Consulting contract, SBS guaranteed that it would engage the Company to provide a minimum of $9.9 million (based on the March 31, 2001 exchange rate of GBP 0.70 to US $1.00) for consultancy services over the life of the Consulting contract. From September 1999 through March 31, 2001, the Company has recognized a total of $17.7 million in revenues under the Consulting contract (based on the March 31, 2001 exchange rate of GBP 0.70 to US $1.00).

NOTE 9--SEGMENT INFORMATION

  The Company is managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, Australian Operations and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to client projects, interest income (expense), other income (expense) or income tax expense in segment profitability. The table below presents financial information for the four reportable segments:

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 9--SEGMENT INFORMATION (continued)

                                                      U.S.         U.S.                   United
                                                   Commercial   Government  Australian   Kingdom
                                                    Services     Services   Operations  Operations   Total
                                                  -----------  -----------  ----------  ----------  --------
                                                                            (in thousands)
Three Months Ended March 31, 2001:
  Revenues......................................     $  7,517     $ 12,373    $  5,394    $  6,186  $ 31,470
  Gross profit..................................        3,448        4,726       1,883       1,266    11,323

Three Months Ended March 31, 2000:
  Revenues......................................     $  3,871     $ 12,615    $  6,986    $  4,018  $ 27,490
  Gross profit..................................        1,165        5,320       2,567       1,343    10,395

Six Months Ended March 31, 2001:
  Revenues......................................     $ 14,650     $ 24,291    $ 10,576    $ 12,274  $ 61,791
  Gross profit..................................        6,607        9,334       3,579       2,576    22,096

Six Months Ended March 31, 2000:
  Revenues......................................     $  7,373     $ 24,741    $ 13,644    $  6,345  $ 52,103
  Gross profit..................................        2,305       10,515       5,090       2,251    20,161

NOTE 10--RELATED PARTY TRANSACTIONS

  In December 1998, the Company guaranteed a portion of an obligation of James L. Bildner, the Company's Chief Executive Officer, with respect to his California residence (the "Guaranty"). The Company's liability under the Guaranty was capped at $1,000,000. In March 2001, the Guaranty was canceled and the Company was released from any and all liability under the Guaranty.

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

  In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of FAS 140 is not expected to have an impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Tier is a vertically focused global consulting firm that delivers end-to-end business solutions to its national and multinational clients. The Company provides business solutions utilizing a variety of delivery offerings that are tailored to specific client industries and governmental agencies, and include solutions that link systems and technology improvements to increased operating efficiencies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with it's Fortune 1000, government and other clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations. The Company's revenues increased to $61.8 million in the six months ended March 31, 2001 from $52.1 million in the six months ended March 31, 2000. A significant portion of the Company's revenues are derived from sales to government agencies. For the six months ended March 31, 2001, approximately 62.1% of the Company's revenues were derived from sales to government agencies, as compared to 59.5% for the six months ended March 31, 2000. The Company's workforce, comprised of employees, independent contractors and subcontractors, has grown to 957 on March 31, 2001 from 900 on March 31, 2000.

  The Company's revenues are derived primarily from professional consulting and processing services billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a time and materials basis was 57.8% and 50.1% for the six months ended March 31, 2001 and 2000, respectively. The percentage of the Company's revenues generated on a fixed price basis was 17.0% and 31.4% for the six months ended March 31, 2001 and 2000, respectively. The percentage of revenues generated on a per-transaction basis was 25.2% and 14.5% for the six months ended March 31, 2001 and 2000, respectively. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope or nature of the project, billing rates, percent complete or gross profit margins. If the Company significantly overestimates the volume for transaction-based contracts or underestimates the resources or time required for fixed price and per-transaction based contracts, its financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to, or payment of damages (as a result of litigation or otherwise) by the Company, which could have a material adverse effect upon our business, financial condition and results of operations.

  The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 2001, Siemens Business Services Limited accounted for 19.8% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

  Personnel, facility and depreciation and amortization expenses represent a significant percentage of the Company's operating expenses and are relatively fixed in advance of any particular quarter. The Company manages its personnel utilization rates by carefully monitoring its needs and anticipating personnel increases based on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, the Company's results of operations could be materially and adversely affected. In addition, to the extent that the Company is unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, the Company's business, financial condition and results of operations would be materially and adversely affected.

  From December 1996 through March 31, 2001, the Company made fifteen acquisitions for a total cost of approximately $53.4 million in cash and shares of Class B common stock, excluding future contingent payments. The Company also incurred $2.5 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, delivery offerings and technical expertise and to supplement its human resources.

  International operations accounted for 37.0% and 38.4% of revenues for the six months ended March 31, 2001 and March 31, 2000, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

  The following summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                                                     Three Months                   Six Months
                                                                    Ended March 31,               Ended March 31,
                                                                 --------------------          ---------------------
                                                                  2001          2000            2001           2000
                                                                 ------        ------          ------         ------
Revenues...................................................      100.0%        100.0%          100.0%         100.0%
Cost of revenues...........................................       64.0%         62.2%           64.2%          61.3%
                                                                 ------        ------          ------         ------
Gross profit...............................................       36.0%         37.8%           35.8%          38.7%
Costs and expenses:
  Selling and marketing....................................        6.8%          6.8%            6.1%           6.5%
  General and administrative...............................       18.7%         22.1%           18.0%          22.5%
  Other nonrecurring charges (gains), net..................         --          (0.7%)            --            3.0%
  Depreciation and amortization............................        5.6%          5.2%            5.8%           5.2%
                                                                 ------        ------          ------         ------
Income from operations.....................................        4.9%          4.4%            5.9%           1.5%
Interest income (expense), net.............................        0.7%          0.7%            0.7%           0.8%
                                                                 ------        ------          ------         ------
Income before income taxes.................................        5.6%          5.1%            6.6%           2.3%
Provisions for income taxes................................        2.1%          2.1%            2.6%           2.1%

                                                                 ------        ------          ------         ------
Net income.................................................        3.5%          3.0%            4.0%           0.2%
                                                                 ======        ======          ======         ======

Three Months Ended March 31, 2001 and March 31, 2000

  Revenues. Revenues are generated primarily by providing professional consulting and processing services on client engagements. Revenues increased 14.5% to $31.5 million for the three months ended March 31, 2001 from $27.5 million in the three months ended March 31, 2000. Revenues for the three months ended March 31, 2000 include $2.1 million of revenues from the Company's U.K. subsidiary, Midas Computer Software Limited ("Midas"), which was sold in March 2000. Excluding revenue from Midas, revenues increased 23.7% to $31.5 million for the three months ended March 31, 2001 from $25.4 million in the three months ended March 31, 2000. This increase resulted primarily from growth in the United Kingdom operations resulting from increased revenues under the Alliance Agreement with Siemens Business Services Limited and the acquisition of The SCA Group, Inc. and Harris Chapman, partially offset by a decrease in Australian operations resulting from the general weakness in the Australian economy.

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also include facility, equipment and direct overhead costs. Included in cost of revenues is $375,000 and $275,000 of depreciation and amortization for the three months ended March 31, 2001 and 2000, respectively. Gross profit increased 8.9% to $11.3 million for the three months ended March 31, 2001 from $10.4 million in the three months ended March 31, 2000. Gross profit as a percentage of revenues decreased to 36.0% for the three months ended March 31, 2001 as compared to 37.8% in the three months ended March 31, 2000. Excluding the results of Midas, gross profit increased 16.1% to $11.3 million for the three months ended March 31, 2001 from $9.8 million in the three months ended March 31, 2000. Gross profit as a percentage of revenues, excluding Midas, decreased to 36.0% for the three months ended March 31, 2001 from 38.3% in the three months ended March 31, 2000. This decrease in gross profit margin resulted primarily from increased revenues from United Kingdom operations which had a higher use of subcontractors resulting in lower gross profit margins.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures and travel-related expenditures. Selling and marketing expenses increased 13.0% to $2.1 million for the three months ended March 31, 2001 from $1.9 million in the three months ended March 31, 2000. As a percentage of revenues, selling and marketing expenses were 6.8% for the three months ended March 31, 2001 and March 31, 2000. Excluding the results of Midas, selling and marketing expenses increased 33.3% to $2.1 million for the three months ended March 31, 2001 from $1.6 million in the three months ended March 31, 2000. Selling and marketing expenses as a percentage of revenues, excluding Midas, increased to 6.8% for the three months ended March 31, 2001 from 6.3% in the three months ended March 31, 2000. The increase in selling and marketing expenses both in total dollars and as a percentage of revenues was primarily attributable to the addition of sales and marketing personnel including labor costs associated with the Company's increased use of "seller-doers" and investments in the Company's marketing and branding initiatives. Seller-doers are senior level consultants who have business development responsibilities. The Company expects selling and marketing expenses to increase in future quarters as the Company continues to make investments in its marketing and branding initiatives and its business development efforts.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management, administrative and other nonbillable functions, human resources, resource management, staffing, accounting and finance, legal, and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 3.6% to $5.9 million for the three months ended March 31, 2001 from $6.1 million in the three months ended March 31, 2000. As a percentage of revenues, general and administrative expenses decreased to 18.7% for the three months ended March 31, 2001 from 22.1% in the three months ended March 31, 2000. Excluding the results of Midas, general and administrative expenses increased 2.5% to $5.9 million for the three months ended March 31, 2001 from $5.7 million in the three months ended March 31, 2000. General and administrative expenses as a percentage of revenues, excluding Midas, decreased to 18.7% for the three months ended March 31, 2001 from 22.5% in the three months ended March 31, 2000. The increase in general and administrative expenses in total dollars, excluding Midas, was attributable primarily to increased facility costs due to expansion. Over the longer term, the Company expects general and administrative expenses will be 17% to 18% of revenues. Included in general and administrative expenses is compensation charges related to business combinations of $58,000 for the three months ended March 31, 2001 and 2000. These charges resulted from the amortization of the value of shares that were released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited.

  Other Nonrecurring Charges (Gains), Net. The other nonrecurring gain of $199,000 for the three months ended March 31, 2000, resulted primarily from the completion of the sale of the Midas subsidiary.

  Depreciation and Amortization. Depreciation and amortization consists primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and other intellectual property. Depreciation and amortization increased 23.5% to $1.8 million for the three months ended March 31, 2001 from $1.4 million in the three months ended March 31, 2000. As a percentage of revenues, depreciation and amortization increased to 5.6% for the three months ended March 31, 2001 from 5.2% in the three months ended March 31, 2000. Excluding the results of Midas, depreciation and amortization increased 23.8% to $1.8 million for the three months ended March 31, 2001 from $1.4 million in the three months ended March 31, 2000. Depreciation and amortization as a percentage of revenues, excluding Midas, was 5.6% for the three months ended March 31, 2001 and 2000. The increase in depreciation and amortization expense in total dollars was primarily attributable to the amortization of increased intangible assets from business combinations. The Company expects that depreciation and amortization will continue to increase in absolute dollars, although it may vary as a percentage of revenues.

  Interest Income (Expense), Net. Net interest income increased 6.1% to $209,000 for the three months ended March 31, 2001 compared to net interest income of $197,000 in the three months ended March 31, 2000. Excluding the results of Midas, net interest income increased 3.8% to $208,000 for the three months ended March 31, 2001 from $201,000 in the three months ended March 31, 2000.

  Provision for Income Taxes. The provision for income taxes was $653,000 for the three months ended March 31, 2001 and $578,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000, the Company's effective tax rate was 36.9%, resulting in an effective tax rate for the six months ended March 31, 2001 of 39.5%. For the three months ended March 31, 2000, the Company's effective tax rate was 41.5%. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to closely monitor its effective tax rate on a quarterly basis.

Six Months Ended March 31, 2001 and March 31, 2000

  Revenues. Revenues increased 18.6% to $61.8 million for the six months ended March 31, 2001 from $52.1 million in the six months ended March 31, 2000. Excluding the results of Midas, revenues increased 26.0% to $61.8 million for the six months ended March 31, 2001 from $49.0 million in the six months ended March 31, 2000. This increase resulted primarily from the acquisition of The SCA Group, Inc. and growth in the United Kingdom operations resulting from increased revenues under the Alliance Agreement with Siemens Business Services Limited, partially offset by a decrease in Australian operations resulting from the general weakness in the Australian economy.

  Gross Profit. Gross profit increased 9.6% to $22.1 million for the six months ended March 31, 2001 from $20.2 million in the six months ended March 31, 2000. Gross margin decreased to 35.8% for the six months ended March 31, 2001 from 38.7% in the six months ended March 31, 2000. Excluding the results of Midas, gross profit increased 15.3% to $22.1 million for the six months ended March 31, 2001 from $19.2 in the six months ended March 31, 2000. Gross margin, excluding Midas, decreased to 35.8% for the six months ended March 31, 2001 from 39.1% in the six months ended March 31, 2000. The decrease in gross margin, excluding the results of Midas, was primarily attributable to the increased revenue from United Kingdom operations which had a higher use of subcontractors resulting in lower gross profit margins.

  Selling and Marketing. Selling and marketing expenses increased 12.4% to $3.8 million for the six months ended March 31, 2001 from $3.4 million in the six months ended March 31, 2000. As a percentage of revenues, selling and marketing expenses decreased to 6.1% for the six months ended March 31, 2001 from 6.5% in the six months ended March 31, 2000. Excluding the results of Midas, selling and marketing expenses increased 35.2% to $3.8 million for the six months ended March 31, 2001 from $2.8 in the six months ended March 31, 2000. As a percentage of revenues, selling and marketing expenses, excluding Midas, increased to 6.1% of revenues for the six months ended March 31, 2001 from 5.7% in the six months ended March 31, 2000. The increase in selling and marketing expenses in total dollars, excluding the results of Midas, was primarily attributable to the addition of sales and marketing personnel including labor costs associated with the Company's increased use of "seller-doers" and investments in the Company's marketing and branding initiatives.

  General and Administrative. General and administrative expenses decreased 5.3% to $11.1 million for the six months ended March 31, 2001 from $11.8 million in the six months ended March 31, 2000. As a percentage of revenues, general and administrative expenses decreased to 18.0% for the six months ended March 31, 2001 from 22.5% in the six months ended March 31, 2000. Excluding the results of Midas, general and administrative expenses increased 1.1% to $11.1 million for the six months ended March 31, 2001 from $11.0 in the six months ended March 31, 2000. As a percentage of revenues, general and administrative expenses, excluding Midas, decreased to 18.0% of revenues for the six months ended March 31, 2001 from 22.5% in the six months ended March 31, 2000. The increase in general and administrative expenses in total dollars, excluding the results of Midas, was primarily attributable to increased facility costs and increased business travel expenses due to expansion. Included in general and administrative expenses is compensation charges related to business combinations of $117,000 and $118,000 for the six months ended March 31, 2001 and 2000, respectively. These charges resulted from the amortization of the value of shares that were released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited.

  Other Nonrecurring Charges (Gains), Net. The other nonrecurring charges of $1.6 million for the six months ended March 31, 2000, resulted primarily from the write-down and subsequent sale of the Midas subsidiary and severance costs for a former officer.

  Depreciation and Amortization. Depreciation and amortization increased 32.3% to $3.6 million for the six months ended March 31, 2001 from $2.7 million in the six months ended March 31, 2000. As a percentage of revenues, depreciation and amortization increased to 5.8% for the six months ended March 31, 2001 from 5.2% in the six months ended March 31, 2000. Excluding the results of Midas, depreciation and amortization expenses increased 41.5% to $3.6 million for the six months ended March 31, 2001 from $2.5 million in the six months ended March 31, 2000. As a percentage of revenues, depreciation and amortization expenses, excluding Midas, increased to 5.8% of revenues for the six months ended March 31, 2001 from 5.1% in the six months ended March 31, 2000. The increase in depreciation and amortization expenses, excluding the results of Midas, was primarily attributable to the amortization of increased intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system, and the depreciation associated with increased capital expenditures.

  Interest Income (Expense), Net. The Company had net interest income of $429,000 for the six months ended March 31, 2001 compared to net interest income of $434,000 for the six months ended March 31, 2000. Excluding the results of Midas, net interest income decreased 2.2% to $429,000 for the six months ended March 31, 2001 from $439,000 in the six months ended March 31, 2000. This decrease was primarily attributable to interest expense incurred on bank borrowings partially offset by income generated on a higher investment balance.

  Provision for Income Taxes. Provision for income taxes increased 42.2% to $1.6 million for the six months ended March 31, 2001 from $1.1 million in the six months ended March 31, 2000. For the six months ended March 31, 2001, the Company's effective tax rate was 39.5%. For the six months ended March 31, 2000, the provision for income taxes was impacted by other nonrecurring charges for which no tax benefit could be recorded. Excluding these nonrecurring charges, the Company's effective tax rate for the six months ended March 31, 2000 would have been 41.5%. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to closely monitor its effective tax rate on a quarterly basis.

Liquidity and Capital Resources

  The Company's principal requirement is to fund working capital to support its growth, including potential future acquisitions, purchase price installments due on previous acquisitions and potential contingent payments related to prior acquisitions. The Company maintains a $10 million revolving credit facility (the "Credit Facility"), of which $2.5 million may be used for letters of credit. The Credit Facility expires on August 26, 2002. The Credit Facility allows the Company to borrow the lesser of $10 million or an amount equal to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The Credit Facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option. The Credit Facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. The Credit Facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees and the incurrence of additional debt. The Credit Facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum quick ratio. As of March 31, 2001, the Company was in compliance with all financial ratios. As of March 31, 2001, the interest rate was 8.25%, outstanding borrowings totaled $5 million and outstanding letters of credit totaled approximately $364,000.

  The Company (through one of it's Australian subsidiaries) also maintains a credit facility that includes a $1.2 million revolving credit line with St. George Bank Limited of Australia (based on a March 31, 2001 exchange rate of AU $2.06 to US $1.00). Under the terms of the amended credit facility, the principal balance of the credit line will be reduced by approximately $115,000 per quarter to a maximum line of approximately $971,000. The line of credit bears interest at fixed rates that are set up at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is base upon the bank's prime rate less 1.25% (8.5% per annum as of March 31, 2001) and interest is payable monthly. As of March 31, 2001, the outstanding balance of the Loan was approximately $1.2 million. The credit facility also provides for the issuance of letters of credit up to $141,000. Letters of credit totaling $134,000 were outstanding as of March 31, 2001. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 2001, the Company was not in compliance with certain provisions of this credit facility; however, the bank has waived such noncompliance.

  Net cash provided by operating activities was $2.2 million in the six months ended March 31, 2001 and $2.5 million in the six months ended March 31, 2000. The change is primarily attributable to an increase in accounts receivable, net of acquisitions and a decrease in accounts payable and accrued liabilities, net of acquisitions, partially offset by a decrease in payments of Australian and U.S. tax liabilities.

  Net cash used in investing activities was $4.7 million in the six months ended March 31, 2001, as compared to net cash provided by investing activities of $330,000 in the six months ended March 31, 2000. The change is primarily attributable to an increase in purchase price payments related to prior acquisitions and the impact of the disposition of the Midas subsidiary in the prior year. Capital expenditures, including equipment acquired under capital lease, but excluding assets acquired or leased through business combinations, were approximately $1.3 million in the six months ended March 31, 2001 and $1.3 million in the six months ended March 31, 2000. The Company anticipates that it may have increased capital expenditures depending on the number of future payment processing center operations.

  Net cash provided by financing activities totaled $5.3 million in the six months ended March 31, 2001 and $1.2 million in the six months ended March 31, 2000. The increase in net cash provided by financing activities resulted primarily from increased bank borrowings and no repurchases of common stock in the six month period ended March 31, 2001.

  The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements and capital resources depend on numerous factors, including potential acquisitions, contingent payments earned, new and existing contract requirements, the timing of the receipt of accounts receivable and payments of accounts payable, the company's ability to draw on its bank facility and employee growth. To the extent that the Company's existing capital resources are insufficient to meet its capital requirements, the Company will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Recent Accounting Standards

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the fourth quarter of fiscal year 2001. The Company does not expect that the adoption of SAB 101 will have significant impact on the consolidated financial statements.

  In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards of accounting and securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of FAS 140 is not expected to have an impact on the consolidated financial statements.

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

  . the accuracy of estimates of resources required to complete ongoing projects,

  .  the number, size and scope of projects in which we are engaged,

  .  the contractual terms and degree of completion of such projects,

  . start-up costs including software sublicense fees incurred in connection with the initiation of large projects,

  . our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and sub-contractors,

  .  competitive pressures on the pricing of our services,

  .  any delays incurred in connection with, or early termination of, a project,

  . any assessment of potential penalties or contingent obligations in connection with a project,

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

  The timing and realization of opportunities in our sale pipeline make the timing and variability of revenue difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our U.S. consultants before the end of each calendar year. As a result, U.S. payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Revenues are impacted by the amount of holidays and vacations taken both within our consultant base and by our clients. As a result, revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our Class B Common Stock. In addition, our operating results may from time to time be below the expectations of analysts and investors.

  Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation or significant reduction in the scope or imposition of significant penalties for the Company's failure to meet scheduled requirements of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the six months ended March 31, 2001, Siemens Business Services Limited ("SBS") accounted for 19.8% of the Company's revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

  In addition, under a contract with SBS, the Company has committed to utilizing a minimum number of full-time resources that SBS is obligated to mobilize. To the extent there is a shortfall in utilization, the Company's maximum obligation under the ASC contract for under-utilization shall not exceed $15.3 million (based on the March 31, 2001 exchange rate of GBP 0.70 to US $1.00) over the commitment period ending January 1, 2003.

  Dependence on Contracts with Government Agencies. For the six months ended March 31, 2001, approximately 62.1% of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

  Inability to Attract and Retain Professional Staff Necessary to Existing and Future Projects. If we are unable to attract, retain and train skilled employees, such inability could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operation. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide. In addition, we require that many of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

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

  Failure to Estimate Accurately Fixed Price and Transaction-Based Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a transaction-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the six months ended March 31, 2001, 17.0% of our revenues were generated on a fixed price basis and 25.2% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant.

  Potential Failure to Identify, Acquire or Integrate New Acquisitions. An important component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. Since December 1996, we have acquired fifteen businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including:

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

  Control of Company and Corporate Actions by Principal Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 45.1% of the total common stock voting power at March 31, 2001. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustee, James L. Bildner. The voting power held in the Voting Trust combined with the Class B Common Stock owned by Mr. Bildner and vested options to acquire both Class A and Class B Common Stock held by Mr. Bildner represents 47.5% of the total common stock voting power outstanding at March 31, 2001. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including, without limitation, changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

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

  Failure to Manage and Expand International Operations. For the six months ended March 31, 2001, international operations accounted for 37.0% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. As a result, we may expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely affect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

  Our international business operations are subject to a number of additional risks, including, but not limited to:

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

  Facilities, Systems and Operations Interruption or Failure. Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, power outages or natural disasters, could cause interruptions or delays in our business or loss of data. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

  Power Shortages. California has experienced shortages in the available power supply. We are currently exploring alternatives to ensure continuous and reliable sources of power in the event of blackouts. Such alternatives may not be implemented in a timely manner. Shortages may also affect our employees, vendors and customers.

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

  Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.- incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the six months ended March 31, 2001. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

  Interest Rate Sensitivity. The Company maintains a portfolio of cash equivalents and investments in a variety of securities including: certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at March 31, 2001, the fair value of the portfolio would decline by $349,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following proposals were adopted or rejected by the margins indicated at Tier's Annual Meeting of Shareholders held on January 22, 2001.

                                                      Voted            Votes                            Broker
                    Proposal                           For           Withheld        Abstentions       Non-Votes
                    --------                          -----          --------        -----------       ---------
1.  To elect a Board of Directors to hold
    office until the next Annual Meeting of
    Shareholders or until their respective
    successors have been elected or approved:
       - James L. Bildner....................       20,967,479        981,228                  -               -
       - Samuel Cabot III (a)................        9,619,339        978,228                  -               -
       - Ronald L. Rossetti (a)..............        9,617,739        979,828                  -               -
       - Morgan P. Guenther .................       20,970,479        978,228                  -               -
       - William C. VanFaasen ...............       20,967,879        980,828                  -               -

2.  To approve an amendment to the Company's
    Amended and Restated 1996 Equity Incentive
    Plan to increase the number of shares of
    Class B Common Stock authorized and reserved
    for issuance under such plan from 5,989,333
    to 6,989,333 shares......................       15,848,253      3,508,096             40,094       3,491,013

3.  To ratify the selection of
    PricewaterhouseCoopers LLP as independent
    auditors of the Company for its fiscal year
    ending September 30, 2001................       21,935,658          9,004              4,045         938,749

--------------------------------------------------------------------------------------------------------------------

(a)  Class B Director

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     Exhibit
      Number                        Description
     -------                        -----------
      10.1       Amended and Restated 1996 Equity Incentive Plan *

      10.2 Third Amended and Restated Employment Agreement by and Between the Registrant and James L. Bildner *

      10.76      Bank of America Guaranty Cancellation

      10.77      Incentive Compensation Plan *

* Management contract or compensatory plan required to be filed as an exhibit to this report.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Tier Technologies, Inc.

Dated: May 11, 2001




                         By:                /s/ LAURA B. DEPOLE
                            ----------------------------------------------------
                                              Laura B. DePole
                                          Chief Financial Officer
                            (Duly Authorized Officer and Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                                  Description                                               Page
------                                                  -----------                                               -----
  10.1     Amended and Restated 1996 Equity Incentive Plan *

  10.2     Third Amended and Restated Employment Agreement by and Between the Registrant and James L. Bildner *

  10.76    Bank of America Guaranty Cancellation

  10.77    Incentive Compensation Plan *

         * Management contract or compensatory plan required to be filed as an exhibit to this report.