Form 10-Q
period 2001-06-30
TIER TECHNOLOGIES INC
filed 2001-08-10
CIK 1045150

================================================================================
                                 UNITED STATES
                      SECURITIES  AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________
                                   FORM 10-Q
                                _______________
(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization                  Identification No.)

                        1350 Treat Boulevard, Suite 250
                        Walnut Creek, California 94596
                   (Address of principal executive offices)
                                  (Zip Code)

                                (925) 937-3950
             (Registrant's telephone number, including area code)
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            (1) Yes [X] No [_]              (2) Yes [X] No [_]

As of August 6, 2001, the number of shares outstanding of the Registrant's Class A Common Stock was 967,754 and the number of shares outstanding of the Registrant's Class B Common Stock was 12,110,394.

This report contains a total of 27 pages of which this page is number 1.
================================================================================

                            TIER TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                  Part I -- FINANCIAL INFORMATION

                                                                                                                                Page
                                                                                                                                ----
Item 1.      Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000...............................       3

             Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000.....       4

             Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000...............       5

             Notes to Condensed Consolidated Financial Statements...........................................................       6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................      12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................................      25

                                                   Part II -- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K...............................................................................      26

  Signatures................................................................................................................      27

Private Securities Litigation Reform Act Safe Harbor Statement

  Certain statements contained in this report, including statements regarding the development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are "forward-looking statements" within the meaning of federal securities laws. When used in this report, the words "believes", "expects", "anticipates", "intends", "estimates", "shows", "will likely" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially from those set forth herein include, but are not limited to, those factors listed in ''Factors that May Affect Future Results'' section, as set forth beginning on page 18 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements or factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TIER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (in thousands)

                                                                                                   June 30,      September 30,
                                                                                                     2001            2000
                                                                                                   --------      -------------
                                          ASSETS
                                          ------
Current assets:
  Cash and cash equivalents...............................................................         $ 14,343       $ 10,256
  Short-term investments..................................................................            8,230          9,657
  Accounts receivable, net................................................................           25,039         24,718
  Prepaid expenses and other current assets...............................................            3,756          3,322
                                                                                                   --------       --------
     Total current assets.................................................................           51,368         47,953
Equipment and software, net...............................................................            5,046          5,914
Notes and accrued interest receivable from related parties................................            1,980          1,924
Acquired intangible assets, net...........................................................           36,816         40,126
Other assets..............................................................................            4,624          5,245
                                                                                                   --------       --------
     Total assets.........................................................................         $ 99,834       $101,162
                                                                                                   ========       ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
  Accounts payable........................................................................         $  1,700       $  4,314
  Accrued liabilities.....................................................................            1,855          2,389
  Accrued subcontractor expenses..........................................................            1,156          1,597
  Accrued compensation and related liabilities............................................            3,959          4,321
  Purchase price payable..................................................................            4,704         12,345
  Other current liabilities...............................................................            1,258          1,642
                                                                                                   --------       --------
     Total current liabilities............................................................           14,632         26,608
Borrowings and capital lease obligations, less current portion............................            8,740          1,385
Purchase price payable....................................................................            1,775          3,892
                                                                                                   --------       --------
     Total liabilities....................................................................           25,147         31,885
                                                                                                   --------       --------

Commitments and contingent liabilities

Shareholders' equity:
  Common stock, no par value..............................................................           68,726         65,937
  Notes receivable from shareholders......................................................           (1,773)        (1,773)
  Deferred compensation...................................................................               --           (117)
  Accumulated other comprehensive loss....................................................           (4,739)        (3,571)
  Retained earnings.......................................................................           12,473          8,801
                                                                                                   --------       --------
     Total shareholders' equity...........................................................           74,687         69,277
                                                                                                   --------       --------
     Total liabilities and shareholders' equity...........................................         $ 99,834       $101,162
                                                                                                   ========       ========

           See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)



                                                                            Three Months              Nine Months
                                                                                Ended                   Ended
                                                                               June 30,                 June 30,
                                                                         -------------------      ----------------------
                                                                           2001         2000         2001         2000
                                                                        ---------     --------     --------     --------
Revenues............................................................      $26,956      $27,657      $88,747      $79,760
Cost of revenues....................................................       15,642       16,976       55,337       48,918
                                                                          -------      -------      -------      -------
Gross profit........................................................       11,314       10,681       33,410       30,842
Costs and expenses:
  Selling and marketing.............................................        2,220        2,003        6,002        5,369
  General and administrative........................................        5,520        5,599       16,659       17,362
  Other nonrecurring charges........................................           --          644           --        2,195
  Depreciation and amortization.....................................        1,786        1,665        5,337        4,350
                                                                          -------      -------      -------      -------
Income from operations..............................................        1,788          770        5,412        1,566
Interest income (expense), net......................................          179          206          608          640
                                                                          -------      -------      -------      -------
Income before income taxes..........................................        1,967          976        6,020        2,206
Provision for income taxes..........................................          747          405        2,348        1,531
                                                                          -------      -------      -------      -------
Net income..........................................................      $ 1,220      $   571      $ 3,672      $   675
                                                                          =======      =======      =======      =======
Basic net income per share..........................................      $  0.10      $  0.05      $  0.29      $  0.05
                                                                          =======      =======      =======      =======
Shares used in computing basic net income per share.................       12,701       12,374       12,576       12,306
                                                                          =======      =======      =======      =======
Diluted net income per share........................................      $  0.09      $  0.05      $  0.28      $  0.05
                                                                          =======      =======      =======      =======
Shares used in computing diluted net income per share...............       13,603       12,527       13,177       12,755
                                                                          =======      =======      =======      =======




            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                           Nine Months
                                                                                              Ended
                                                                                             June 30,
                                                                                     ---------------------------
                                                                                         2001           2000
                                                                                      ----------     ----------
Net cash provided by operating activities..........................................    $  6,243       $ 6,107
                                                                                       --------       -------
Investing activities:
Purchases of equipment and software................................................      (1,993)       (1,702)
Notes and accrued interest receivable from related parties.........................        (410)         (597)
Repayment on notes and accrued interest receivable from related parties............         276           408
Business combinations, net of cash acquired........................................      (9,867)       (9,747)
Subsidiary disposal, net of cash...................................................          --         3,497
Restricted cash....................................................................          --           410
Purchases of available-for-sale securities.........................................      (7,947)       (3,646)
Sales of available-for-sale securities.............................................       3,696         2,619
Maturities of available-for-sale securities........................................       5,678         2,888
Other assets.......................................................................          (2)          122
                                                                                       --------       -------
Net cash used in investing activities..............................................     (10,569)       (5,748)
                                                                                       --------       -------
Financing activities:
Borrowings under bank lines of credit..............................................       7,500         1,727
Payments on borrowings.............................................................          --          (271)
Repurchase of common stock.........................................................          --        (1,606)
Net proceeds from issuance of common stock.........................................       1,332         1,265
Payments on capital lease obligations and notes payable to shareholders............        (186)         (238)
                                                                                       --------       -------
Net cash provided by financing activities..........................................       8,646           877
                                                                                       --------       -------
Effect of exchange rate changes on cash............................................        (233)         (142)
                                                                                       --------       -------
Net increase in cash and cash equivalents..........................................       4,087         1,094
Cash and cash equivalents at beginning of period...................................      10,256        10,121
                                                                                       --------       -------
Cash and cash equivalents at end of period.........................................    $ 14,343       $11,215
                                                                                       ========       =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest.........................................................................    $    414       $   306
                                                                                       ========       =======
  Income taxes paid (refunded), net................................................    $  2,119       $ 3,254
                                                                                       ========       =======
Supplemental disclosures of non-cash transactions:
Equipment acquired under capital lease obligations.................................    $     --       $    54
                                                                                       ========       =======
Assumed liabilities related to business combinations...............................    $     --       $ 1,393
                                                                                       ========       =======
Class B common stock issued in business combinations...............................    $  1,184       $   930
                                                                                       ========       =======
Conversion of Class A common stock to Class B common stock.........................    $    286       $    93
                                                                                       ========       =======
Class B common stock returned in disposal of business..............................    $     --       $ 1,328
                                                                                       ========       =======




            See Notes to Condensed Consolidated Financial Statements

                            TIER TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on December 7, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2001 or any future period, and the Company makes no representations related thereto.

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

NOTE 2 -- REVENUE RECOGNITION

     The majority of the Company's revenues are derived from professional consulting and processing services billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Revenues from fixed price contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. For the three months ended June 30, 2001, revenues from two clients totaled approximately $3,296,000 and $2,860,000, which represented 12.2% and 10.6% of total revenues, respectively. For the nine months ended June 30, 2001, revenues from another client totaled approximately $13,517,000 which represented 15.2% of total revenues.

     Unbilled receivables represent revenue recognized in excess of amounts billed in accordance with contractual billing terms. Unbilled receivables at June 30, 2001 and September 30, 2000 were $10,420,000 and $9,567,000, respectively, of which $1,371,000 and $2,145,000, respectively, were included in non-current other assets as these amounts were not billable for more than one year under the terms of the contracts. Unbilled receivable for one client accounted for 21.3% of total net accounts receivable at June 30, 2001.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 2 - REVENUE RECOGNITION (continued)

     Worldwide revenues derived from sales to governmental agencies were $16,019,000 and $16,415,000 for the three months ended June 30, 2001 and 2000, respectively and $54,378,000 and $47,394,000 for the nine months ended June 30, 2001 and 2000, respectively.


NOTE 3 -- ACQUISITIONS

ADC Consultants Pty ("ADC")

     During the quarter ended June 30, 2001, the Company paid approximately $395,000 (based on an exchange rate of AU $2.03 to US $1.00) for the achievement of certain performance targets in accordance with the purchase agreement for ADC.

Service Design Associates ("SDA")

     During the quarter ended June 30, 2001, the Company issued approximately 134,000 shares of Class B common stock valued at approximately $1,184,000 as payment for the achievement of certain performance targets in accordance with the purchase agreement for certain assets and liabilities of SDA. The Company also accrued approximately $1,416,000 as a result of the achievement of certain performance targets in accordance with the purchase agreement for certain assets and liabilities of SDA.

The SCA Group, Inc. and Harris Chapman (collectively "SCA")

     During the quarter ended June 30, 2001, the Company paid $1,833,000 for the achievement of certain performance targets in accordance with the purchase agreement for certain assets and liabilities of SCA.


NOTE 4 -- BANK LINES OF CREDIT

     At June 30, 2001, the Company had a $10 million revolving credit facility, of which $2.5 million may be used for letters of credit. The credit facility has a maturity date of August 26, 2002. The total commitment amount is limited to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The credit facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option and is payable monthly. As of June 30, 2001, the interest rate was approximately 6.6% and the outstanding borrowings were $7.5 million. In addition, standby letters of credit totaling approximately $346,000 were outstanding at June 30, 2001. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 2001, the Company was in compliance with all financial ratios.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 4 -- BANK LINES OF CREDIT (continued)

     At June 30, 2001, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.3 million revolving line of credit with St. George Bank Limited of Australia (based on a June 30, 2001 exchange rate of AU $1.95 to US $1.00). Under the terms of the amended credit facility, the principal balance of the credit line will reduce during the quarter ending September 30, 2001 to a maximum line of approximately $1.0 million. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% and interest is payable monthly. As of June 30, 2001, the interest rate was 8.0% and the outstanding balance of the Loan was approximately $1.3 million. The credit facility also provides for the issuance of letters of credit up to $148,000. Letters of credit totaling $141,000 were outstanding as of June 30, 2001. Among other provisions, the credit facility requires the Company's Australian subsidiary to maintain certain minimum financial ratios. As of June 30, 2001, the Company's Australian subsidiary was not in compliance with certain provisions of this credit facility; however, the bank waived such noncompliance.

NOTE 5 -- NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                                                      Three Months           Nine Months
                                                                                         Ended                  Ended
                                                                                        June 30,               June 30,
                                                                                     -----------------   --------------------
                                                                                      2001      2000       2001       2000
                                                                                    --------   -------   -------    --------
                                                                                     (in thousands, except per share data)
  Numerator:
     Net income................................................................    $ 1,220      $   571    $ 3,672    $   675
                                                                                   =======      =======    =======    =======
  Denominator for basic net income per share-weighted average
           common shares outstanding    shares outstanding.....................     12,701       12,374     12,576     12,306
  Effects of dilutive securities:
     Common stock options......................................................        902          137        591        269
     Common stock contingently issuable........................................         --           16         10        180
                                                                                   -------      -------    -------    -------
  Denominator for diluted net income per share-adjusted weighted
           average common shares and assumed conversions.......................     13,603       12,527     13,177     12,755
                                                                                   =======      =======    =======    =======
  Basic net income per share...................................................    $  0.10      $  0.05    $  0.29    $  0.05
                                                                                   =======      =======    =======    =======
  Diluted net income per share.................................................    $  0.09      $  0.05    $  0.28    $  0.05
                                                                                   =======      =======    =======    =======

     Options to purchase approximately 958,000 and 1,441,000 shares of Class B common stock at exercise prices ranging from $10.88 to $17.81 per share and $8.63 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three months and nine months ended June 30, 2001, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods. Options to purchase approximately 3,371,000 and 2,313,000 shares of Class B common stock at exercise prices ranging from $5.78 to $17.81 per share and $6.81 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three and nine months ended June 30, 2000, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

  The Company's comprehensive income (loss) was as follows:

                                                                                 Three Months Ended        Nine Months Ended
                                                                                       June 30,                 June 30,
                                                                                 ------------------        -----------------
                                                                                  2001       2000         2001        2000
                                                                                                (in thousands)
  Net income...................................................................    $ 1,220     $  571     $  3,672    $    675
  Foreign currency translation adjustment......................................        793       (407)      (1,168)     (1,536)
                                                                                   -------     ------     --------    --------
  Total comprehensive income (loss)............................................    $ 2,013     $  164     $  2,504    $   (861)
                                                                                   =======     ======     ========    ========

NOTE 7--OTHER NONRECURRING CHARGES

  In April 2000, the Company recorded $644,000 of expense for severance costs related to a former officer.

  In March 2000, the Company completed the sale of its U.K. subsidiary, Midas Computer Software Limited ("Midas"). The gross proceeds, including repayment of intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of the Company's Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring loss of approximately $1.3 million as a result of the sale of Midas.

  In December 1999, the Company recorded $263,000 of expense for severance costs related to a former officer.

NOTE 8--ALLIANCE AGREEMENT

  In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement"), with Siemens Business Services Limited ("SBS"). Under this Alliance Agreement, the Company has two existing contracts - the Application Service Center ("ASC") contract and the Consulting contract. Under the amended ASC contract, effective August 31, 2001, the Company has committed to utilizing a minimum amount of resources that SBS is obligated to mobilize pursuant to the ASC contract. The Company will market the ASC's services worldwide in exchange for fees based on the utilization of ASC resources by third parties. To the extent there is a shortfall in utilization, the Company's maximum obligation under the ASC contract for under-utilization shall not exceed $15.3 million (based on the June 30, 2001 exchange rate of GBP 0.71 to US $1.00) over the commitment period ending January 1, 2003. Through June 30, 2001, there were no minimum utilization requirements under the ASC contract. Pursuant to the Consulting contract, SBS guaranteed that it would engage the Company to provide a minimum of $9.9 million (based on the June 30, 2001 exchange rate of GBP 0.71 to US $1.00) for consultancy services over the life of the Consulting contract. From September 1999 through June 30, 2001, the Company has recognized a total of $20.0 million in revenues under the Consulting contract (based on the June 30, 2001 exchange rate of GBP 0.71 to US $1.00).

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)

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

                                                     U.S.        U.S.                    United
                                                  Commercial  Government   Australian   Kingdom
                                                   Services    Services    Operations  Operations    Total
                                                  ----------  -----------  ----------  ----------  ---------
                                                                        (in thousands)
Three Months Ended June 30, 2001:
  Revenues......................................    $  6,814     $ 13,751    $  5,137    $  1,254   $ 26,956
  Gross profit..................................       3,241        5,819       1,920         334     11,314

Three Months Ended June 30, 2000:
  Revenues......................................    $  5,676     $ 12,629    $  6,669    $  2,683   $ 27,657
  Gross profit..................................       2,435        4,985       2,390         871     10,681

Nine Months Ended June 30, 2001:
  Revenues......................................    $ 21,464     $ 38,042    $ 15,713    $ 13,528   $ 88,747
  Gross profit..................................       9,848       15,153       5,499       2,910     33,410

Nine Months Ended June 30, 2000:
  Revenues......................................    $ 13,049     $ 37,370    $ 20,313    $  9,028   $ 79,760
  Gross profit..................................       4,740       15,500       7,480       3,122     30,842


NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the fourth quarter of fiscal year 2001. The Company does not expect that the adoption of SAB 101 will have a significant impact on the consolidated financial statements.

  In July 2001, the FASB issued two Statements, Statement No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June
30, 2001.   SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company expects to adopt SFAS No. 142 as of October 1, 2002, the beginning of its fiscal year 2003. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

                            TIER TECHNOLOGIES, INC.

                                  (unaudited)


NOTE 11--SUBSEQUENT EVENTS

  In August 2001, the Company amended its revolving credit facility increasing the amount available for borrowing from $10.0 million to $15.0 million. The amendment also removed the limit on the commitment amount based on accounts receivable and unbilled receivables balances. In addition, the amendment added a $2.5 million non-revolving equipment facility that can be drawn down through February 28, 2002 and will bear interest at the lender's announced prime rate plus 0.50% or the LIBOR rate plus 2.75%, at the Company's option.

  In July 2001, the Company acquired certain assets and liabilities of The Point Group Companies, Inc. ("TPG"), a Massachusetts corporation that specializes in the criminal justice, public safety, and health and human services state and local vertical markets. The initial purchase price totaled approximately $1.9 million in cash and shares of Class B common stock, including $200,000 in estimated acquisition costs. The acquisition will be accounted for using the purchase method of accounting. Additional contingent payments of up to approximately $2.8 million in cash and shares of Class B common stock may be paid to TPG upon the achievement of certain revenue and earnings performance targets over the three-year period ending May 31, 2004. Contingent payments will be accrued when earned and recorded as additional purchase price.
Board Statement No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Tier is a vertically focused global consulting firm that delivers end-to-end business solutions to its national and multinational clients. The Company provides business solutions utilizing a variety of delivery offerings that are tailored to specific client industries and governmental agencies, and include solutions that link systems and technology improvements to increased operating efficiencies. Through offices located in the United States, Australia and the United Kingdom, the Company works closely with it's Fortune 1000, government and other clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations. The Company's revenues increased to $88.7 million in the nine months ended June 30, 2001 from $79.8 million in the nine months ended June 30, 2000. A significant portion of the Company's revenues are derived from sales to government agencies. For the nine months ended June 30, 2001, approximately 61.3% of the Company's revenues were derived from sales to government agencies, as compared to 59.4% for the nine months ended June 30, 2000. The Company's workforce, comprised of employees, independent contractors and subcontractors, has grown to 935 on June 30, 2001 from 916 on June 30, 2000.

  The Company's revenues are derived primarily from professional consulting and processing services billed to clients on either a time and materials basis, a fixed price basis, or a per-transaction basis. Time and materials revenues are recognized as services are performed and expenses are incurred. Fixed price revenues are recognized using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Revenues from performance-based contracts are recognized based on fees charged on a per-transaction basis. The percentage of the Company's revenues generated on a time and materials basis was 53.7% and 52.2% for the nine months ended June 30, 2001 and 2000, respectively. The percentage of the Company's revenues generated on a fixed price basis was 20.5% and 30.0% for the nine months ended June 30, 2001 and 2000, respectively. The percentage of revenues generated on a per-transaction basis was 25.8% and 16.1% for the nine months ended June 30, 2001 and 2000, respectively. The increase in revenues generated on a per-transaction basis results from an increase in the number of Vertical ASP operations and increased transaction volume at existing centers. Substantially all of Tier's contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of its business, the Company negotiates the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope or nature of the project, billing rates, percent complete or gross profit margins. If the Company significantly overestimates the volume for transaction-based contracts or underestimates the resources or time required for fixed price and per-transaction based contracts, its financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to, or payment of damages (as a result of litigation or otherwise) by the Company, which could have a material adverse effect upon our business, financial condition and result of operations.

  The Company has derived a significant portion of its revenues from a small number of large clients. For some of these clients, the Company performs a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended June 30, 2001, State of Missouri and District of Columbia accounted for 12.2% and 10.6% of the Company's revenues, respectively. For the nine months ended June 30, 2001, Siemens Business Services Limited ("SBS") accounted for 15.2% of the Company's revenues. The Company anticipates that a substantial portion of its revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  From December 1996 through June 30, 2001, the Company made fifteen acquisitions for a total cost of approximately $54.8 million in cash and shares of Class B Common Stock, excluding future contingent payments. The Company also incurred $2.5 million in compensation charges related to business combinations resulting from these acquisitions. Generally, contingent payments are recorded as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped the Company to expand its operations in the United States, to establish its operations in Australia and the United Kingdom, to broaden the Company's client base, delivery offerings and technical expertise and to supplement its human resources.

  International operations accounted for 32.9% and 36.8% of revenues for the nine months ended June 30, 2001 and June 30, 2000, respectively. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. International operations may subject the Company to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

  The following summarizes the Company's operating results as a percentage of revenues for each of the periods indicated:

                                                                    Three Months                  Nine Months
                                                                   Ended June 30,                Ended June 30,
                                                                 -------------------          --------------------
                                                                 2001          2000           2001           2000
                                                                 -----         -----          -----          -----
Revenues...............................................          100.0%        100.0%         100.0%         100.0%
Cost of revenues.......................................           58.0          61.4           62.4           61.3
                                                                 -----         -----          -----          -----
Gross profit...........................................           42.0          38.6           37.6           38.7
Costs and expenses:
  Selling and marketing................................            8.3           7.2            6.8            6.7
  General and administrative...........................           20.5          20.3           18.7           21.8
  Other nonrecurring charges...........................             --           2.3             --            2.8
  Depreciation and amortization........................            6.6           6.0            6.0            5.4
                                                                 -----         -----          -----          -----
Income from operations.................................            6.6           2.8            6.1            2.0
Interest income (expense), net.........................            0.7           0.7            0.7            0.8
                                                                 -----         -----          -----          -----
Income before income taxes.............................            7.3           3.5            6.8            2.8
Provision for income taxes.............................            2.8           1.4            2.7            1.9
                                                                 -----         -----          -----          -----
Net income.............................................            4.5%          2.1%           4.1%           0.9%
                                                                 =====         =====          =====          =====

Three Months Ended June 30, 2001 and June 30, 2000

  Revenues. Revenues are generated primarily by providing professional consulting and processing services on client engagements. Revenues decreased 2.5% to $27.0 million for the three months ended June 30, 2001 from $27.7 million for the three months ended June 30, 2000. This decrease resulted primarily from a decrease in United Kingdom operation revenues resulting from the completion of several projects under the Alliance Agreement with Siemens Business Services Limited ("SBS").

  Gross Profit. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, and any project-related equipment, hardware or software purchases.

For payment processing center operations, cost of revenues also include facility, equipment and direct overhead costs. Included in cost of revenues is $354,000 and $312,000 of depreciation and amortization for the three months ended June 30, 2001 and 2000, respectively. Gross profit increased 5.9% to $11.3 million for the three months ended June 30, 2001 from $10.7 million in the three months ended June 30, 2000. Gross profit as a percentage of revenues increased to 42.0% for the three months ended June 30, 2001 as compared to 38.6% in the three months ended June 30, 2000. This increase resulted primarily from the decrease in United Kingdom operation revenues which had a higher use of subcontractors and lower gross profit margins.

  Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures and travel-related expenditures. Selling and marketing expenses increased 10.8% to $2.2 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. As a percentage of revenues, selling and marketing expenses increased to 8.3% for the three months ended June 30, 2001 from 7.2% for the three months ended June 30, 2000. The increase in selling and marketing expenses in total dollars was primarily attributable to the cost of a feasibility study performed in partnership with SBS. The Company expects selling and marketing expenses to increase in total dollars in future quarters as the Company continues to make investments in its marketing and branding initiatives and its business development efforts.

  General and Administrative. General and administrative expenses consist primarily of personnel costs related to general management, administrative and other nonbillable functions, human resources, resource management, staffing, accounting and finance, legal and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 1.4% to $5.5 million for the three months ended June 30, 2001 from $5.6 million for the three months ended June 30, 2000. As a percentage of revenues, general and administrative expenses increased to 20.5% for the three months ended June 30, 2001 from 20.3% for the three months ended June 30, 2000. Over the longer term, the Company expects general and administrative expenses as a percentage of revenues to be in the range of 17% to 18% on a fiscal year basis. Included in general and administrative expenses is compensation charges related to business combinations of $407,000 for the three months ended June 30, 2000. This charge resulted from the amortization of the value of shares that were released over a three-year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited ("SFC") and contingent payments earned in accordance with the acquisition agreements for SFC and Infact Pty Limited as Trustee of the Infact Unit Trust. The Company may incur compensation charges related to business combinations in future quarters due to acquisition earnout payments becoming probable.

  Other Nonrecurring Charges. The other nonrecurring charge of $644,000 for the three months ended June 30, 2000, resulted primarily from severance costs paid to a former officer.

  Depreciation and Amortization. Depreciation and amortization consists primarily of expenses associated with the depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and other intellectual property. Depreciation and amortization increased 7.3% to $1.8 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. As a percentage of revenues, depreciation and amortization increased to 6.6% for the three months ended June 30, 2001 from 6.0% for the three months ended June 30, 2000. The increase in depreciation and amortization expense in total dollars was primarily attributable to the amortization of increased intangible assets from business combinations. The Company expects depreciation and amortization will continue to increase in total dollars.

  Interest Income (Expense), Net. Net interest income decreased 13.1% to $179,000 for the three months ended June 30, 2001 compared to net interest income of $206,000 for the three months ended June 30, 2000. This decrease was primarily attributable to higher interest expense as a result of the outstanding line of credit balance.

  Provision for Income Taxes. The provision for income taxes was $747,000 for the three months ended June 30, 2001 compared to $405,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001 and 2000, the Company's effective tax rate was 38.0% and 41.5%, respectively. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to closely monitor the effective tax rate on a quarterly basis.

Nine Months Ended June 30, 2001 and June 30, 2000

  Revenues. Revenues increased 11.3% to $88.7 million for the nine months ended June 30, 2001 from $79.8 million for the nine months ended June 30, 2000. Revenues for the nine months ended June 30, 2000 include $3.1 million of revenues from the Company's U.K. subsidiary, Midas Computer Software Limited ("Midas"), which was sold in March 2000. Excluding revenue from Midas, revenues increased 15.7% to $88.7 million for the nine months ended June 30, 2001 from $76.7 million in the nine months ended June 30, 2000. This increase resulted primarily from growth in United Kingdom operations resulting from increased revenues under the Alliance Agreement with SBS and growth in U.S. Commercial Services revenues partially offset by a decrease in Australian operations resulting from the general weakness in the Australian economy.

  Gross Profit. Gross profit increased 8.3% to $33.4 million for the nine months ended June 30, 2001 from $30.8 million for the nine months ended June 30, 2000. Gross profit margin decreased to 37.6% for the nine months ended June 30, 2001 from 38.7% for the nine months ended June 30, 2000. Excluding the results of Midas, gross profit increased 12.0% to $33.4 million for the nine months ended June 30, 2001 from $29.8 million in the nine months ended June 30, 2000. Gross margin, excluding Midas, decreased to 37.6% for the nine months ended June 30, 2001 from 38.9% for the nine months ended June 30, 2000. The decrease in gross profit margin, excluding the results of Midas, was primarily attributable to the increased revenue from United Kingdom operations which had a higher use of subcontractors and lower gross profit margins.

  Selling and Marketing. Selling and marketing expenses increased 11.8% to $6.0 million for the nine months ended June 30, 2001 from $5.4 million for the nine months ended June 30, 2000. As a percentage of revenues, selling and marketing expenses increased to 6.8% for the nine months ended June 30, 2001 from 6.7% for the nine months ended June 30, 2000. Excluding the results of Midas, selling and marketing expenses increased 25.0% to $6.0 million for the nine months ended June 30, 2001 from $4.8 million for the nine months ended June 30, 2000. As a percentage of revenues, selling and marketing expenses, excluding Midas, increased to 6.8% of revenues for the nine months ended June 30, 2001 from 6.3% in the nine months ended June 30, 2000. The increase in selling and marketing expenses in total dollars, excluding the results of Midas, was primarily attributable to the addition of sales and marketing personnel including labor costs associated with the Company's increased use of "seller-doers", the cost of a feasibility study performed in partnership with SBS and investments in the Company's marketing and branding initiatives.

  General and Administrative. General and administrative expenses decreased 4.0% to $16.7 million for the nine months ended June 30, 2001 from $17.4 million for the nine months ended June 30, 2000. As a percentage of revenues, general and administrative expenses decreased to 18.7% for the nine months ended June 30, 2001 from 21.8% for the nine months ended June 30, 2000. Excluding the results of Midas, general and administrative expenses remained consistent at $16.7 million for the nine months ended June 30, 2001 compared to $16.6 million in the nine months ended June 30, 2000. As a percentage of revenues, general and administrative expenses, excluding Midas, decreased to 18.7% for the nine months ended June 30, 2001 from 21.7% in the nine months ended June 30, 2000. Included in general and administrative expenses is compensation charges related to business combinations of $117,000 and $526,000 for the nine months ended June 30, 2001 and 2000, respectively. The charge for the nine months ended June 30, 2001 resulted from the amortization of the value of shares that were released over a three-year period in connection with the acquisition of SFC. The charge for the nine months ended June 30, 2000 resulted from the amortization of SFC shares and contingent payments earned in accordance with the acquisition agreements for SFC and Infact Pty Limited as trustee of the Infact Unit Trust. The Company may incur compensation charges related to business combinations in the future due to acquisition earnout payments becoming probable.

  Other Nonrecurring Charges. The other nonrecurring charges of $2.2 million for the nine months ended June 30, 2000, resulted primarily from the write-down and subsequent sale of Midas and severance costs for two former officers.

  Depreciation and Amortization. Depreciation and amortization increased 22.7% to $5.3 million for the nine months ended June 30, 2001 from $4.4 million for the nine months ended June 30, 2000. As a percentage of revenues, depreciation and amortization increased to 6.0% for the nine months ended June 30, 2001 from 5.4% for the nine months ended June 30, 2000. Excluding the results of Midas, depreciation and amortization expenses increased 27.9% to $5.3 million for the nine months ended June 30, 2001 from $4.2 million in the nine months ended June 30, 2000. As a percentage of revenues, depreciation and amortization expenses, excluding Midas, increased to 6.0% of revenues for the nine months ended June 30, 2001 from 5.4% in the nine months ended June 30, 2000. The increase in depreciation and amortization expenses, excluding the results of Midas, was primarily attributable to the amortization of increased intangible assets from business combinations.

  Interest Income (Expense), Net. The Company had net interest income of $608,000 for the nine months ended June 30, 2001 compared to net interest income of $640,000 for the nine months ended June 30, 2000. Excluding the results of Midas, net interest income decreased 5.6% to $608,000 for the nine months ended June 30, 2001 from $644,000 in the nine months ended June 30, 2000. This decrease was primarily attributable to higher interest expense as a result of the outstanding line of credit balance.

  Provision for Income Taxes. Provision for income taxes was $2.3 million for the nine months ended June 30, 2001 compared to $1.5 million for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, the Company's effective tax rate was 39.0%. The provision for income taxes for the nine months ended June 30, 2000 of 69.4% was impacted by other nonrecurring charges for which no tax benefit could be recorded. Excluding these nonrecurring charges, the Company's effective tax rate for the nine months ended June 30, 2000 would have been 41.5%. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the inability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. The Company will continue to closely monitor the effective tax rate on a quarterly basis.

Liquidity and Capital Resources

  The Company's principal capital requirement is to fund working capital to support its growth, including potential future acquisitions, purchase price installments due on previous acquisitions and potential contingent payments related to prior acquisitions. The Company maintains a $10 million revolving credit facility (the "Credit Facility"), of which $2.5 million may be used for letters of credit. The Credit Facility expires on August 26, 2002. The Credit Facility allows the Company to borrow the lesser of $10 million or an amount equal to 85% of eligible accounts receivable plus 50% of up to $6 million of eligible unbilled receivables. The Credit Facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option. The Credit Facility is secured by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. The Credit Facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees and the incurrence of additional debt. The Credit Facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum quick ratio. As of June 30, 2001, the Company was in compliance with all financial ratios. As of June 30, 2001, the interest rate was approximately 6.6%, outstanding borrowings totaled $7.5 million and outstanding standby letters of credit totaled approximately $346,000.

  In August 2001, the Company amended its revolving credit facility increasing the amount available for borrowing from $10.0 million to $15.0 million. The amendment also removed the limit on the commitment amount based on accounts receivable and unbilled receivables balances. In addition, the amendment added a $2.5 million non-revolving equipment facility that can be drawn down through February 28, 2002 and will bear interest at the lender's announced prime rate plus 0.50% or the LIBOR rate plus 2.75%, at the Company's option.

  The Company (through one of it's Australian subsidiaries) also maintains a credit facility that includes a $1.3 million revolving credit line with St. George Bank Limited of Australia (based on a June 30, 2001 exchange rate of AU $1.95 to US $1.00). Under the terms of the amended credit facility, the principal balance of the credit line will be reduced during the quarter ending September 30, 2001 to a maximum line of approximately $1.0 million. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% and interest is payable monthly. As of June 30, 2001, the interest rate was 8.0% and the outstanding balance of the Loan was approximately $1.3 million. The credit facility also provides for the issuance of letters of credit up to $148,000. Standby letters of credit totaling $141,000 were outstanding as of June 30, 2001. Among other provisions, the credit facility requires the Company's Australian subsidiary to maintain certain minimum financial ratios. As of June 30, 2001, the Company's Australian subsidiary was not in compliance with certain provisions of this credit facility; however, the bank waived such noncompliance.

  Net cash provided by operating activities was $6.2 million in the nine months ended June 30, 2001 and $6.1 million in the nine months ended June 30, 2000. The change is primarily attributable to increased profitability.

  Net cash used in investing activities was $10.6 million in the nine months ended June 30, 2001 and $5.7 million in the nine months ended June 30, 2000. The change is primarily attributable to an increase in business combination expenditures and increased purchases of equipment and software. Capital expenditures, including equipment acquired under capital lease, but excluding assets acquired or leased through business combinations, were approximately $2.0 million in the nine months ended June 30, 2001 and $1.7 million in the nine months ended June 30, 2000. The Company anticipates that it may have increased capital expenditures depending on the number of future payment processing center operations and other capital expenditure needs.

  Net cash provided by financing activities totaled $8.6 million in the nine months ended June 30, 2001 and $877,000 in the nine months ended June 30, 2000. The increase in net cash provided by financing activities resulted primarily from the borrowings under the Credit Facility.

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

  In July 2001, the FASB issued two Statements, Statement No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June
30, 2001.   SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March

15, 2001. The Company expects to adopt the pronouncement as of October 1, 2002, the beginning of its fiscal year 2003. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

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

  . the accuracy of estimates of resources required to complete ongoing projects,

  .  the number, size and scope of projects in which we are engaged,

  .  the contractual terms and degree of completion of such projects,

  . start-up costs including software sublicense fees incurred in connection with the initiation of large projects,

  . our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors,

  .  competitive pressures on the pricing of our services,

  . any delays or costs incurred in connection with, or early termination of, a project,

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

  The timing and realization of opportunities in our sales pipeline make the timing and variability of revenues difficult to forecast. In addition, the achievement of anticipated revenues is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are fixed in advance. In addition, we typically reach the annual limitation on FICA contributions for many of our U.S. consultants before the end of the calendar year. As a result, U.S. payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year. Revenues are impacted by the amount of holidays and vacations taken both within our consultant base and by our clients. As a result, revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our Class B Common Stock. In addition, our operating results will from time to time be below the expectations of analysts and investors.

     Potential Adverse Effect on Operating Results from Dependence on Large Projects, Limited Clients or Certain Market Sectors. The completion, cancellation, significant reduction in the scope or imposition of significant penalties for the Company's failure to meet scheduled delivery requirements of a large project or a project with certain clients would have a material adverse effect on our business, financial condition and results of operations. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the nine months ended June 30, 2001, SBS accounted for 15.2% of the Company's revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could have a material adverse effect on our business, financial condition and results of operations.

     In addition, under a contract with SBS, the Company has committed to utilizing a minimum number of full-time resources that SBS is obligated to mobilize. To the extent there is a shortfall in utilization, the Company's maximum obligation under the ASC contract for under utilization shall not exceed $15.3 million (based on the June 30, 2001 exchange rate of GBP 0.71 to US $1.00) over the commitment period ending January 1, 2003.

     Dependence on Contracts with Government Agencies. For the nine months ended June 30, 2001, approximately 61.3% of our revenues were derived from sales to government agencies. These government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services would have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major government client, or any significant reduction or delay in orders by such client, would have a material adverse effect on our business, financial condition and results of operations.

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

     Failure to Estimate Accurately Fixed Price and Transaction-Based Contracts. Our failure to estimate accurately the resources or time required for a fixed price project or the expected volume of transactions under a transaction-based contract could have a material adverse effect on our business, financial condition and results of operations. Under fixed price contracts, we receive our fee if we meet specified objectives such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on these contracts. During the nine months ended June 30, 2001, 20.5% of our revenues were generated on a fixed price basis and 25.8% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant.

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

     Control of Company and Corporate Actions by Principal Shareholders. Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our stock. All of the holders of Class A Common Stock have entered into a Voting Trust with respect to their shares of Class A Common Stock, which represents 44.5% of the total common stock voting power at June 30, 2001. All power to vote shares held in the Voting Trust has been vested in the Voting Trust's trustee, James L. Bildner. The voting power held in the Voting Trust combined with Class B Common Stock owned by Mr. Bildner and vested options to acquire both Class A and Class B Common Stock held by Mr. Bildner represents 47.0% of the total common stock voting power outstanding at June 30, 2001. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B Common Stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B Common Stock.

     Potential Costs or Claims Resulting from Project Performance. Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. The failure by us, or of the prime contractor on an engagement in which we are a subcontractor, to meet a client's expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business, and could have a material adverse effect upon our business, financial condition and results of operations. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to us, or payment of damages (as a result of litigation or otherwise) by us, which could have a material adverse effect upon our business, financial condition and results of operations. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which also could have a material adverse effect upon our business, financial condition and results of operations.

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

     Failure to Manage and Expand International Operations. For the nine months ended June 30, 2001, international operations accounted for 32.9% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. As a result, we may expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely affect our operating margins and earnings. In order to expand international operations, we will need to hire additional personnel and develop relationships with potential international clients through acquisition or otherwise. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

     Potential Volatility of Stock Price. There can be no assurance that an active public market for our Class B Common Stock will be sustained. The market for securities of early stage companies has been highly volatile in recent years, and our stock price could be volatile due to a number of factors, including:

     .  quarterly variations in operating results,

     . announcements of technological innovations or new products or services by us or our competitors,

     . general conditions in the IT industry or the industries in which our clients compete,

     .  changes in earnings estimates by securities analysts or us, and

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

     Facilities, Systems and Operations Interruption or Failure. Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders or hackers, computer viruses, power outages or natural disasters, could cause interruptions or delays in our business or loss of data. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

     Foreign Currency Exchange Rate Risk. The Company has wholly owned subsidiaries in Australia and conducts operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company and has not engaged in foreign currency hedging transactions for the nine months ended June 30, 2001. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on the Company's financial condition and results of operations.

     Interest Rate Sensitivity. The Company maintains a portfolio of cash equivalents and investments in a variety of securities including: certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at June 30, 2001, the fair value of the portfolio would decline by $392,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          None.

     (b)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Tier Technologies, Inc.

Dated: August 10, 2001



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