Form 10-K
period 2001-09-30
TIER TECHNOLOGIES INC
filed 2001-11-29
CIK 1045150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3145844 (I.R.S. Employer Identification Number)

1350 Treat Boulevard, Suite 250
Walnut Creek, California 94596
(925) 937-3950

(Address of principal executive offices and registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class B common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $213,739,375 on November 27, 2001 based on the last reported sale price of the registrant's Class B common stock on the Nasdaq National Market on such date. As of November 27, 2001, the number of shares outstanding of the registrant's Class A common stock was 967,754 and the number of shares outstanding of the registrant's Class B common stock was 12,435,070.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

TIER TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

Private Securities Litigation Reform Act Safe Harbor Statement

    Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may", "will", "intends", "plans", "believes", "anticipates", "expects", "estimates", "shows", "predicts", "potential", "continue", or "opportunity", the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under "Factors That May Affect Future Results" beginning on page 23, that could cause actual results to differ materially from those anticipated as of the date of this report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

GENERAL

    We are a vertically focused provider of end-to-end business solutions to national, multinational and public sector clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—state and local government, healthcare, insurance and utilities. We focus on markets that are driven by forces that make demand for our services non-discretionary and are likely to provide us with recurring long-term revenue streams.

    Our ability to understand the specific industry environment in which our clients operate allows us to reuse and transfer our knowledge throughout our company and to achieve significant improvements in cost, quality and deployment on client projects. We believe that our scalable and flexible proprietary software applications, Kids1stsm, FundFindersm, TierTracksm, and IMATSsm, give us a competitive advantage in addressing our four primary vertical markets. We provide our business solutions through four primary delivery offerings—systems design and integration, transaction processing, business process outsourcing and business process reengineering. Several of our engagements involve providing a combination of these delivery offerings as part of the overall project. The combination of domain expertise and technical capability allows us to create new business models and improve operating processes that result in quantifiable returns on investment for our clients.

INDUSTRY OVERVIEW

    A growing list of forces, including regulatory changes, the speed and complexity of technology and operating system advancements, globalization trends, the broadening impact of the Internet, the increasing need for real-time information and consolidation trends, continues to rapidly change the ways businesses and government agencies operate. For example in the healthcare industry, the adoption of the Health Insurance Portability and Accountability Act, or HIPAA, has had a significant and far-reaching impact on private and public sector healthcare organizations. Under HIPAA, privacy standards have been established that all covered entities must meet by April 14, 2003 to ensure the security of all medical records and other individually identifiable health information. HIPAA has also given covered entities the flexibility to design their own policies and procedures to meet HIPAA standards. According to the U.S. Department of Health and Human Services, healthcare entities are projected to spend $17.6 billion to comply with HIPAA over the next 10 years.

    In the state and local government market, the combination of an aging U.S. population, outdated legacy systems and U.S. regulatory developments has significantly affected public pension organizations. There has been a significant increase in the number and size of public pension organizations that provide service, disability, vested and deferred retirements to their members. These members are demanding more services, such as on-line access to benefits information, at a lower cost. In the United States, there are now over 2,200 public employee retirement systems, which had investment holdings of more than $2 trillion in 2000.

    State and local government agencies that provide child support services have also been significantly impacted by growing caseloads and additional federal regulation. In the United States, the total child support caseload was 17.4 million cases for the year ended June 30, 2000, and the total child support payments collected reached a record high of $17.9 billion. The U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996 requires every state to place in operation an automated state-centralized unit or linked local units to collect and disburse child support payments. To assist in locating and collecting delinquent child support payments, every state must also implement a financial institution data match program. Each state is required to match delinquent obligors against records at every financial institution doing business in that state. When a match is identified, the state child support program's enforcement agencies issue liens or levies on the obligor's accounts to collect the past-due child support.

    In the global commercial market, business process improvements that deliver operating efficiencies are increasingly important as industries such as healthcare, insurance and utilities continue to experience significant change. For example, as industries consolidate and as more organizations compete on a global scale, they need to expand or upgrade existing systems and processes, or develop new solutions. Additionally, the advent of online information, products and services has created demand for information controls and data security, while deregulation has created demand for new revenue tracking procedures and systems to reflect new rate structures.

    In response to these changes, the markets' preferences for consulting services have evolved. Firms that provide limited or generic services or offer only technology-specific answers are too narrowly focused. The markets now demand that the firm of choice offer a comprehensive business solution, grounded in specific and relevant business knowledge and proven experience.

    We provide end-to-end business solutions that address each of these markets. We believe we have a mature business model that has evolved from a chain of discrete delivery offerings to a continuum of high value-added services and applications. We understand our clients' business strategies through collaboration and combine strategic business consulting at the top executive levels of our clients with our business process reengineering, technology consulting, transaction processing, systems implementation and other services.

BUSINESS STRATEGY

    We believe that we are able to add significant value to our clients as a result of our comprehensive service offerings and domain knowledge in our primary vertical markets. We intend to increase our revenues and profitability by implementing the following strategies:

Focus on non-discretionary markets

    We intend to focus on markets that are driven either by state or federal mandates that require immediate operating changes or by intense competitive pressures that drive significant business process changes. We believe that the demand by our clients for services to implement these changes is essentially non-discretionary.

Build recurring revenue streams

    We intend to build recurring revenue streams by offering differentiated services under multi-year arrangements to clients that are outsourcing significant components of their ongoing operations, systems maintenance and systems development activity. These arrangements provide continuity of services to our clients and minimize disruption to our clients' operations. We believe that our domain expertise, our proprietary applications and the portability of our prior project experience motivate our clients to enter into these arrangements and to select us for follow-on and extended projects.

Leverage proprietary applications

    We intend to leverage our proprietary software applications and obtain additional proprietary applications that allow us to gain market share quickly in our four primary vertical markets. We currently have proprietary software applications that target the healthcare market and the health and human services, criminal justice and public safety segments of the state and local government market.

Leverage expertise in primary vertical markets

    We intend to attract additional clients and provide additional services to existing clients by leveraging our expertise in our primary vertical markets. In our state and local government operations, we have developed expertise in child support payments and enforcement services, child welfare services, traditional welfare services, public pension systems, inmate management and tracking systems, payment processing, and procurement processes. In November 2001, we announced a teaming agreement with a division of Affiliated Computer Services, Inc., or ACS, pursuant to which we will jointly pursue child support disbursement unit contracts in California, Ohio and Illinois. We intend to incorporate our respective best practices and engage in joint development to extend the level of service offered to these prospective clients. In our commercial operations, we have developed specific expertise in areas such as healthcare claims processing, billing systems, business process improvement for HIPAA compliance, customer relationship management, membership systems and operations, insurance claims and underwriting systems and business and process improvement solutions.

Provide end-to-end solutions

    We differentiate ourselves by being able to provide our clients with end-to-end solutions for their projects, including implementation and operation. We can rapidly deploy a team of senior experts with proven industry expertise and technology capability that spans the entire business environment. We believe that this capability provides the best value proposition to our clients.

Actively brand our company, corporate values and applications

    We intend to increase global awareness of our expertise and capabilities and market acceptance of our services and proprietary intellectual property through an aggressive branding campaign. We are creating brand identity through the use of corporate attributes, such as:

  •
  "Expect A Lotsm"

  •
  "We have a Passion for Resultssm"

  •
  "Beyond Talksm"

  •
  "There is a Strategy for Everything We Dosm"

    These attributes serve as global corporate, cultural and business descriptors and define our commitment to excellence, end-to-end solutions and customer satisfaction. Our branding campaign seeks also to exploit the competitive advantages provided by our global capabilities. We have also branded our four proprietary software applications—Kids1st, TierTrack, FundFinder and IMATS.

Attract and retain high value employees

    We strive to attract, train and retain highly skilled professionals in order to deliver high quality services to clients. We offer competitive compensation packages, technical training programs and attractive career advancement opportunities. Our sales force is supplemented by industry experts that have the ability to translate industry-specific challenges into business development opportunities.

Develop strategic relationships and make selected acquisitions

    We develop strategic relationships with service and technology providers in the pursuit of new business development opportunities. In November 2001, we announced our teaming agreement with a division of ACS. In addition to broadening our client base, we believe these relationships enable us to maintain our technological leadership through the deployment of leading edge applications. We also regularly evaluate potential acquisitions that may expand our presence in key geographic or vertical marketplaces, supplement our technical scope or industry expertise, or provide us with additional human resources or client relationships. Since December 1996, we have completed 16 acquisitions that have expanded our operations in the United States, established our international operations, broadened our client base, service offerings and technical expertise and increased our human resources.

SERVICES

    We categorize our service delivery offerings as systems design and integration, transaction processing, business process outsourcing and business process reengineering. We provide suites of services under each of these delivery offerings. Several of our engagements involve providing a combination of services from different delivery offerings as part of the overall project. Revenue contributed by delivery offering is as follows:

	Years ended September 30,
	2001		2000		1999
	($ in thousands)
Systems design and integration	$34,520	29.6%	$39,761	36.3%	$65,208	70.9%
Transaction processing	27,664	23.7	22,415	20.5	4,928	5.4
Business process outsourcing	25,042	21.5	17,826	16.3	7,577	8.2
Business process reengineering	21,829	18.7	17,082	15.6	2,027	2.2
Other	7,593	6.5	12,340	11.3	12,236	13.3

Total	$116,648	100.0%	$109,424	100.0%	$91,976	100.0%

Systems design and integration

    We develop applications that enhance our clients' operating functionality. Our proven ability to develop enterprise-wide applications in different vertical markets has strengthened our expertise and credentials. Representative examples of these services include the following projects:

  •
  We designed, developed and implemented and now manage a child support system for the District of Columbia, including full facility management services, database enhancement and user training. We also provide all technical support services, including analysis, design, programming, testing, training, implementation and operations.

  •
  We developed a web-based eligibility and claim submission application for a managed care company that has over 10,000 providers. The application provides a user-friendly web interface and includes an extranet application to allow providers on the client's managed care program to check patient eligibility and submit claims using a web browser.

  •
  We have implemented several large-scale fleet, travel and bridge management systems for the Missouri Department of Transportation. The fleet management system was developed to provide full life-cycle recording of information about the fleet of equipment utilized by the department. The transportation management system that we designed integrated multiple legacy systems and tied the highway resources to a common location. Information on topics such as traffic, safety, pavement, accidents, signage and billboards can now be quickly acquired by selecting a unique location on a state highway. We also designed and implemented a bridge management system that provides the ability to record and report on all bridges in the state system.

Transaction processing

    We use our proprietary software applications, FundFinder and Kids1st, to process business transactions related to enforcement and payment of child support obligations. Our ability to customize our core proprietary software applications reduces the costs and risks inherent in software implementation and makes our solution a scalable and flexible option for our clients. Our expertise in child support enforcement, regulatory and banking issues and our proprietary financial institution data match software application, FundFinder, have enabled us to be a leader in the implementation of financial institution data match programs. In child support payment processing, we are currently operating centralized payment centers for eight states where we are processing approximately $2.8 billion of child support payments on an annualized basis. Our payment processing operations, through the use of Kids1st, provide many services on behalf of our clients, including the handling of payment collections, the electronic imaging of checks and other supporting documentation, the application of payments to the appropriate child support court orders and entry of new court orders into the payment system, the creation and maintenance of payment histories, creation and mailing of child support disbursements, and the creation and maintenance of direct deposits of child support payments. Our clients can choose from an array of service offerings including full customer service/call center operations, a government-to-consumer web application, interface between the state's financial institutions and its child support enforcement division to assist in the location and seizure of delinquent child support and full processing of child support financial instruments.

Business process outsourcing

    We provide our clients with professional personnel who have the requisite technological expertise and project management skills to allow our clients to outsource their information technology functions and responsibility for large project oversight on internal systems projects. Our Australian operations has a team of senior project managers that can be deployed to outsource the management of large systems projects. Our U.S. government services operations has provided application development programming resources and ongoing systems maintenance services on an outsourced basis for several Missouri state agencies for more than four years.

Business process reengineering

    Our suite of business process reengineering services is designed to help senior management improve the effectiveness of corporate strategy, process and operations. We assess the client's business needs and review its business functions, plans and directions. These services involve a fundamental rethinking of a customer's business systems and processes and can achieve dramatic improvements in key performance measures. This delivery offering includes information technology consulting services that align clients' technology strategies with their business and process strategies. Our services support clients' information technology initiatives by providing strategic, architectural, operational and implementation planning. Representative examples of these services include the following projects:

  •
  We improved the efficiency and effectiveness of a healthcare client's claims processing operations and field service units, provided integration services surrounding its acquisition of a health maintenance organization and improved the effectiveness of its medical provider utilization management.

  •
  We use our proprietary software application, TierTrack, to identify current sources and uses of protected health information within our healthcare clients' business processes. Once identified and mapped, these current business processes are analyzed for compliance with HIPAA's privacy regulations.

CLIENTS

    Our clients consist primarily of Fortune 1000 companies and state and local government entities that utilize emerging technologies to improve their business operations. During the fiscal year ended September 30, 2001, we provided our services to state and local government entities and commercial clients in 35 states, Australia and the United Kingdom.

    We have derived and believe that we will continue to derive a significant portion of our revenues from a small number of large clients, many of which engage us on a number of projects. For the fiscal year ended

September 30, 2001, Siemens Business Services Limited, or SBS, accounted for 12.5% of our revenues and the State of Missouri accounted for 10.8% of our revenues. Most of our contracts can be terminated by the client with little or no notice and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

    Until the fiscal year ended September 30, 1997, our revenues were generated primarily through our domestic operations. For the fiscal year ended September 30, 2001, international operations accounted for 30.1% of our total revenues. We believe that the percentage of our total revenues attributable to international operations will decrease due to the nearing completion of projects under our consulting agreement with SBS as well as continued growth of our U.S. operations, and the resulting discontinuation of our United Kingdom operations.

    For the fiscal year ended September 30, 2001, approximately 62.1% of our worldwide revenues were derived from sales to government agencies.

SALES AND MARKETING

    Our sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements. Because we are focused on vertical market expertise, our sales and delivery model differs from some of our competitors. Rather than using only a commissioned sales force, we also utilize the thought leadership of our consultants within the vertical markets as a key sales and delivery resource. Members of our management team have a wide range of industry contacts and established reputations in the applicable industries and play a key role in developing, selling and managing major engagements.

    As a result of our vertically focused sales approach, we believe that we are able to penetrate markets quickly and with lower client acquisition costs. To clearly define the delivery of our services and reflect the needs of our clients, we have organized our sales effort into three strategic business units:

  •
  U.S. government services operations, which target state and local health and human services, transportation, justice and public safety, public pension funds and tax and revenue markets;

  •
  U.S. commercial services operations, which target the healthcare, insurance, utilities and other commercial vertical markets; and

  •
  Australian operations, which target Australia-based opportunities.

    The sales team derives leads through industry networking and referrals from existing clients, government agencies' requests for proposals, strategic relationships with third parties under which we jointly bid and perform engagements, directed sales activities identified by our other strategic business units, and an international marketing program. We also believe our marketing program will benefit from our branding campaign and joint marketing, such as our teaming agreement with a division of ACS.

HUMAN RESOURCES

    As of September 30, 2001, we had a workforce of 957, including 496 consultants, of which 344 were salaried employees, 30 were hourly employees and 122 were independent or sub-contractors. The workforce also includes 300 employees who support our transaction processing facilities, 47 sales and marketing staff and 114 general and administrative employees. Of our total workforce as of September 30, 2001, 73% were located in the United States, 26% were located in Australia and 1% were located in the United Kingdom.

    We have a global human resources department that is primarily responsible for day-to-day human resources operations as well as organizational development initiatives and the administration of our overall compensation and benefits policy. We also have a resource management department that is responsible for consultant utilization and deployment and, as part of its recruiting efforts, pursues a three level employee-sourcing strategy. Our primary sources for new employees include employee referrals, job fairs, Internet job postings and direct recruiting. We also have established national and international sources through preferred-rate relationships with recruiting suppliers. If peak staffing demand exceeds these resources, we may engage external recruiting agencies to locate consultants on a permanent or temporary basis or draw from our existing contractor relationships.

    We attract and retain employees by offering technical training opportunities as well as management skills training in the areas of project management and project administration, a stock option award program and a competitive benefits and compensation package. Our senior consultants work with their more seasoned colleagues within the vertical markets to develop requisite marketing skills. As a key component of our employee retention program, we have developed and implemented a performance based compensation and career development structure supported by a performance planning and review process that allows each employee and his or her manager to develop performance plans with specific measurable objectives. The result of implementing the performance management and career development program is a focus by each employee on what he or she needs to achieve to perform at the highest level, which directly influences compensation. We believe that there is a shortage of and significant competition for seasoned professionals and that our future success is highly dependent upon our ability to attract, train, motivate and retain skilled consultants with the advanced technical skills necessary to perform the services we offer.

COMPETITION

    The information technology and consulting services markets are highly competitive and are served by numerous international, national and local firms. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies.

    We believe that the principal competitive factors include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results on a fixed price or transaction basis as well as a time and materials basis. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, the ability of our clients to perform the services themselves, and the extent of our competitors' responsiveness to client needs.

INTELLECTUAL PROPERTY RIGHTS

    Our success has resulted, in part, from our methodologies and other intellectual property rights. We rely upon a combination of nondisclosure, licensing agreements and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with all our employees, subcontractors and the parties we team with for contracts and with many of our clients, and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.

    We have developed proprietary software that is licensed to clients pursuant to a licensing agreement and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws to protect our proprietary rights. A portion of our business also involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. In limited situations, we may retain ownership, or obtain a license from our client, which permits us or a third party to market the software for the joint benefit of the client and us or for our sole benefit.

Executive Officers

    The following persons were our executive officers as of November 27, 2001:

Name	Age	Position
James L. Bildner	47	Chairman, President and Chief Executive Officer
James R. Weaver	44	President, U. S. Operations
Laura B. DePole	37	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Stephen McCarty	48	Senior Vice President, Human Resources Management
Harry W. Wiggins	53	Senior Vice President and General Manager of Government Services
David Laidlaw	60	President, International Operations
Richard E. Kristensen	55	President, U.S. Commercial Services
Barbara M. Pivnicka	48	Senior Vice President and Chief Marketing Officer

    Mr. Bildner joined us as Chairman of our board of directors in November 1995, became Chief Executive Officer in December 1996 and President in July 2000. Mr. Bildner serves on the Board of Visitors of the Tucker Foundation of Dartmouth College and the Board of Visitors of Case Western Reserve School of Law. Mr. Bildner is also a trustee of Lesley University, an Overseer of Children's Hospital of Boston, a member of the corporation of Northeast Medical Systems, Inc., a member of the National Council of Environmental Defense, a Trustee of the Trustees of the Reservation and serves on the board of directors of Australia's Lizard Island Reef Research Foundation. A frequent speaker and author on business issues, Mr. Bildner holds an A.B. from Dartmouth College and a J.D. from Case Western Reserve School of Law.

    Mr. Weaver joined us as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company, where he was responsible for strategic planning, policy and procedure development, client base expansion and overall business planning and development. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Martin Information Management Services, or Lockheed Martin IMS, and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a B.A. in Psychology from California University of Pennsylvania.

    Ms. DePole has served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer since January 2000 and Chief Accounting Officer since August 1997. Ms. DePole previously served as Senior Vice President, Finance from April 1999 to January 2000. From October 1998 to April 1999, Ms. DePole was Vice President, Finance and from August 1997 to October 1998, Ms. DePole was also our Corporate Controller. From July 1988 through July 1997, Ms. DePole held various positions at Ernst & Young LLP, an international public accounting firm. Ms. DePole received a B.S. in Accounting from San Francisco State University and is a certified public accountant.

    Mr. McCarty joined us as Senior Vice President, Human Resources Management in October 1998. From January 1998 to October 1998, he served as a Vice President of Renaissance Worldwide, Inc., a consulting firm. From February 1993 to January 1998, he served as a Vice President of Arthur D. Little, a consulting firm. Mr. McCarty received a B.A. in Psychology from State University of New York at Plattsburgh and a M.S. in Industrial/Organizational Psychology from Rensselaer Polytechnic Institute.

    Mr. Wiggins joined us as Senior Vice President and General Manager of Government Services in September 2001. From July 1992 to September 2001, Mr. Wiggins served as Vice President in Lockheed Martin IMS's Children and Family Services Business Unit, which is now known as ACS State and Local Solutions, Inc., a division of Affiliated Computer Services, Inc., an information technology outsourcing company. From April 1987 to July 1992, Mr. Wiggins served as a Division Director for the Virginia Department of Social Services and from January 1979 to April 1987, Mr. Wiggins served as a Program Manager for the New Jersey Department of Human Services. Mr. Wiggins received a Masters degree in Business Management from Central Michigan University, a Masters degree in Public Administration from Rider College and a B.A. in Political Science from Gettysburg College. Mr. Wiggins is the recipient of numerous awards and honorable citations, including the Regional Directors Award for Management from the U.S. Department of Health and Human Services and the President's Award from Lockheed Martin IMS.

    Mr. Laidlaw joined us as President, International Operations in March 1999. From January 1996 through February 1999, Mr. Laidlaw served as General Manager for the IBM Global Services Australia Consulting and Systems Integration Unit. From 1966 through December 1995, Mr. Laidlaw held various other positions within IBM information technology services units in Australia, the United Kingdom and the Asia Pacific region. Mr. Laidlaw received a B.S. and M.S. in Engineering from Melbourne University.

    Mr. Kristensen joined us as President, U.S. Commercial Services in March 2000. From January 1999 to February 2000, Mr. Kristensen served as President and Chief Operating Officer of The SCA Group, a management consulting firm. From September 1993 to December 1998, Mr. Kristensen served as President and Chief Executive Officer of Harris Chapman & Company, a management consulting firm. Mr. Kristensen received an MBA in Organizational Behavior from University of Pittsburgh and a B.A. in English and Psychology from Kenyon College.

    Ms. Pivnicka joined us as Senior Vice President and Chief Marketing Officer in August 2000. From January 1986 to August 2000, Ms. Pivnicka was with Deloitte & Touche LLP, an international public accounting firm, and from 1994 to 2000, served as Director of Marketing. Ms. Pivnicka received a B.A. in the Honors Program with a double major in English and Art History from the University of San Francisco.

Item 2. Properties

    Our headquarters and principal administrative functions are located in approximately 11,150 square feet of leased space in Walnut Creek, California. The lease for this space expires November 30, 2002. We also operate through leased facilities in fourteen additional states, the United Kingdom and Australia. We anticipate that additional space may be required during fiscal 2002, as our business expands and believe that we will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

    We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Our management believes that the ultimate resolution of any existing matters will not have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our Class B common stock is quoted on the Nasdaq National Market under the symbol "TIER." The table below sets forth the high and low sales price for our Class B common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended September 30, 2000:
First Quarter	$13.88	$5.69
Second Quarter	9.19	6.13
Third Quarter	7.19	4.00
Fourth Quarter	7.63	5.03
	High	Low
Fiscal Year Ended September 30, 2001:
First Quarter	$7.41	$4.44
Second Quarter	12.69	5.31
Third Quarter	12.00	7.40
Fourth Quarter	16.00	9.55

    We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors.

    As of November 27, 2001, there were approximately 287 holders of record of our Class B common stock and one holder of record our Class A common stock.

Item 6. Selected Financial Data

    The following table summarizes our selected consolidated financial data. The historical results are not necessarily indicative of results to be expected for any future period.

	Years ended September 30,
Consolidated statements of income data:
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Revenues	$116,648	$109,424	$91,976	$57,725	$26,885
Cost of revenues	71,936	66,712	56,236	37,273	17,864

Gross profit	44,712	42,712	35,740	20,452	9,021
Costs and expenses:
Selling and marketing	7,887	7,378	6,095	3,009	2,234
General and administrative	21,238	22,923	19,596	10,480	5,666
Other nonrecurring charges	—	2,195	—	—	—
Purchased in-process technology	—	—	4,000	—	—
Reserve for contract dispute	—	—	1,856	—	—
Depreciation and amortization	7,193	6,100	3,864	1,169	283

Income from operations	8,394	4,116	329	5,794	838
Interest (income) and expense, net	(707)	(899)	(1,321)	(980)	123

Income before income taxes	9,101	5,015	1,650	6,774	715
Provision for income taxes	3,549	2,696	644	2,642	287

Net income	$5,552	$2,319	$1,006	$4,132	$428

Basic net income per share(1)	$0.44	$0.19	$0.08	$0.45	$0.11

Shares used in computing basic net income per share(1)	12,687	12,344	12,056	9,231	4,037

Diluted net income per share(1)	$0.41	$0.18	$0.08	$0.39	$0.10

Shares used in computing diluted net income per share(1)	13,455	12,740	12,869	10,624	4,265

	September 30,
Consolidated balance sheet data:
	2001	2000	1999	1998	1997
	(in thousands)
Cash, cash equivalents and short-term investments	$22,993	$19,913	$19,092	$39,301	$106
Working capital	38,756	21,345	35,840	49,695	2,361
Total assets	105,700	101,162	83,944	74,503	10,496
Long-term debt, less current portion	8,690	1,385	454	202	1,608
Total shareholders' equity	78,152	69,277	70,268	64,172	3,892

(1)
See notes 1 and 2 of the notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing net income per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    We are a vertically focused provider of end-to-end business solutions to national, multinational and public sector clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—state and local government, healthcare, insurance and utilities. A significant portion of our revenues are derived from sales to government agencies. For the fiscal year ended September 30, 2001, we derived approximately 62.1% of our revenues from sales to government agencies. Our workforce, composed of employees, independent contractors and subcontractors, grew to 957 as of September 30, 2001 from 918 as of September 30, 2000.

    Our revenues are derived primarily from professional consulting and processing services billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. We recognize time and materials revenues as we perform services and incur expenses. We recognize fixed price revenues using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize revenues from performance-based contracts based on fees charged on a per-transaction basis. During the fiscal year ended September 30, 2001, we generated 24.1% of our revenues on a fixed price basis and 26.1% of our revenues on a per-transaction basis. We believe that the percentage of total revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price and per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

    We have derived a significant portion of our revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the fiscal year ended September 30, 2001, SBS accounted for 12.5% of our revenues and the State of Missouri accounted for 10.8% of our revenues. We anticipate that a substantial portion of our revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

    Personnel, facility and depreciation and amortization expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. We manage our personnel utilization rates by carefully monitoring our needs and anticipating personnel increases based on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, our results of operations could be materially and adversely affected. In addition, to the extent that we are unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, our business, financial condition and results of operations would be materially and adversely affected.

    From December 1996 through September 30, 2001, we made 16 acquisitions for a total cost of approximately $57.1 million using cash, shares of our Class B common stock and debt, excluding future contingent payments. We also incurred $2.6 million in cumulative compensation charges related to business combinations resulting from these acquisitions. Generally, we record contingent payments as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with us, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped us to expand our operations in the United States, to establish our international operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources. In the fiscal year ended September 30, 2001, we acquired certain assets and liabilities of The Point Group Companies, Inc., or Point Group, which specialized in the criminal justice, public safety and health and human services state and local government vertical markets.

    For the fiscal year ended September 30, 2001, international operations accounted for 30.1% of our total revenues. We believe that the percentage of total revenues attributable to international operations will decrease due to the nearing completion of projects under our consulting agreement with SBS and the resulting discontinuation of our United Kingdom operations, as well as continued growth of our U.S. operations. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

RESULTS OF OPERATIONS

    The following table summarizes our operating results as a percentage of revenues for each of the periods indicated:

	Years ended September 30,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.7	61.0	61.1

Gross profit	38.3	39.0	38.9
Costs and expenses:
Selling and marketing	6.8	6.7	6.6
General and administrative	18.2	20.9	21.3
Other nonrecurring charges	—	2.0	—
Purchased in-process technology	—	—	4.4
Reserve for contract dispute	—	—	2.0
Depreciation and amortization	6.1	5.6	4.2

Income from operations	7.2	3.8	0.4
Interest (income) and expense, net	(0.6)	(0.8)	(1.4)

Income before income taxes	7.8	4.6	1.8
Provision for income taxes	3.0	2.5	0.7

Net income	4.8%	2.1%	1.1%

FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

    We generate revenues primarily by providing professional consulting and processing services on client engagements. Revenues increased 6.6% to $116.6 million for the fiscal year ended September 30, 2001 from $109.4 million for the fiscal year ended September 30, 2000. This increase resulted primarily from growth in revenues in U.S. commercial, U.S. government and United Kingdom operations, partially offset by a decrease in revenues in Australian operations. The increase in revenues from U.S. commercial operations resulted primarily from projects performed for a large healthcare client during the fiscal year ended September 30, 2001 and a full year of revenues from the acquisition of The SCA Group, Inc. and

Harris Chapman, or, together, SCA. The increase in revenues from U.S. government operations resulted from a full year of revenue attributable to two child support payment processing centers and growth of projects under our Master Services Agreement with the State of Missouri. The increase in revenues from United Kingdom operations resulted primarily from an increase in revenues under the alliance agreement with SBS, partially offset by a $3.1 million decrease in revenues as a result of the disposition of our subsidiary, Midas Computer Software Limited, or Midas, in March 2000. The decrease in Australian operations resulted from the general weakness in the Australian economy.

Gross profit

    Gross profit represents revenues net of cost of revenues. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also includes facility, equipment and direct overhead costs. Cost of revenues includes $1.5 million of depreciation and amortization for the fiscal year ended September 30, 2001 and $1.2 million of depreciation and amortization for the fiscal year ended September 30, 2000. Gross profit margin was 38.3% for the fiscal year ended September 30, 2001 and 39.0% for the fiscal year ended September 30, 2000. The slight decrease in gross profit margin resulted primarily from the increase in United Kingdom operations revenues which had a higher use of subcontractors and lower gross profit margins.

Selling and marketing

    Selling and marketing expense consists primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 6.9% to $7.9 million for the fiscal year ended September 30, 2001 from $7.4 million for the fiscal year ended September 30, 2000. As a percentage of revenues, selling and marketing expenses increased to 6.8% for the fiscal year ended September 30, 2001 from 6.7% for the fiscal year ended September 30, 2000. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel and the cost of a feasibility study performed in partnership with SBS. We expect that selling and marketing expenses will continue to increase in future periods as we continue to make investments in our marketing and branding initiatives and our business development efforts.

General and administrative

    General and administrative expense consists primarily of personnel costs related to general management, administrative and other nonbillable functions, human resources, resource management, staffing, accounting and finance, legal, facilities and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 7.4% to $21.2 million for the fiscal year ended September 30, 2001 from $22.9 million for the fiscal year ended September 30, 2000. General and administrative expenses include compensation charges related to business combinations of $199,000 for the fiscal year ended September 30, 2001 and $586,000 for the fiscal year ended September 30, 2000. The charge for the fiscal year ended September 30, 2001 resulted from the amortization of the value of shares released over a three-year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited, or Simpson Fewster, and contingent payments earned in accordance with the acquisition agreement for Simsion Bowles & Associates, or Simsion Bowles. The charge for the fiscal year ended September 30, 2000 resulted from the Simpson Fewster amortization and contingent payments earned in accordance with the acquisition agreements for Simpson Fewster and Infact Pty Limited as trustee of the Infact Unit Trust, or Infact. As a percentage of revenues, general and administrative expenses decreased to 18.2% for the fiscal year ended September 30, 2001 from 20.9% for the fiscal year ended September 30, 2000. The decrease in total general and administrative expense in absolute dollars was primarily attributable to a decrease in professional services costs, a decrease in business combination compensation charges, a decrease in wage costs and earned bonuses, partially offset by an increase in rent expense due to more office locations and increasing business insurance costs. We expect that future general and administrative expense will decline as a percentage of revenues.

Other nonrecurring charges

    We had no nonrecurring charges in the fiscal year ended September 30, 2001. Other nonrecurring charges of $2.2 million for the fiscal year ended September 30, 2000 consist of the net charge for the disposition of Midas of approximately $1.3 million and severance costs for two former officers of approximately $907,000.

Depreciation and amortization

    Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of goodwill and other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in cost of revenues. Depreciation and amortization increased 17.9% to $7.2 million for the fiscal year ended September 30, 2001 from $6.1 million for the fiscal year ended September 30, 2000. As a percentage of revenues, depreciation and amortization increased to 6.1% for the fiscal year ended September 30, 2001 from 5.6% for the fiscal year ended September 30, 2000. The increase in depreciation and amortization expense was primarily attributable to the amortization of increased goodwill and other intangible assets from business combinations and depreciation associated with additional capital expenditures. Including depreciation and amortization in cost of revenues, 58.3% of depreciation and amortization was related to goodwill and other acquired intangible assets amortization as a result of business combinations using the purchase method of accounting for the fiscal year ended September 30, 2001, an increase from 53.7% for the fiscal year ended September 30, 2000. We expect that depreciation and amortization will continue to increase in the next fiscal year in absolute dollars and decrease in the fiscal year ending September 30, 2003 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Interest income and interest expense, net

    We had net interest income of $707,000 for the fiscal year ended September 30, 2001 compared to net interest income of $899,000 for the fiscal year ended September 30, 2000. This decrease was primarily attributable to interest expense incurred on increased bank borrowings.

Provision for income taxes

    The provision for income taxes was $3.5 million for the fiscal year ended September 30, 2001 as compared to $2.7 million for the fiscal year ended September 30, 2000. The effective tax rate for the fiscal year ended September 30, 2001 was 39.0%. The effective tax rate for the fiscal year ended September 30, 2000 was 53.8% and was impacted by other nonrecurring charges for which no tax benefit was recorded. Excluding these nonrecurring charges, our effective tax rate for the fiscal year ended September 30, 2000 would have been 41.5%. These rates differ from the federal statutory rate due to state and foreign income taxes and tax-exempt interest income. The future tax rate may vary due to a variety of factors, including the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges.

FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

    Revenues increased 19.0% to $109.4 million for the fiscal year ended September 30, 2000 from $92.0 million for the fiscal year ended September 30, 1999. This increase resulted primarily from multiple acquisitions and internal growth in revenues from U.S. government operations, Australian operations and United Kingdom operations, partially offset by a decrease in revenues from U.S. commercial operations. The increase in revenues from U.S. government operations resulted primarily from new contracts for several child support payment processing centers, a full year of performance under a significant systems contract won in the fiscal year ended September 30, 1999 and a full year of revenues from acquisitions in the fiscal year ended September 30, 1999. The increase in revenues from Australian operations resulted primarily from acquisitions. The increase in revenues from United Kingdom operations resulted primarily from a full year of revenues under the alliance agreement with SBS. The decrease in U.S. commercial operations resulted primarily from the completion of a large project with a healthcare client, partially offset by increased revenues from acquisitions.

Gross profit

    Gross profit increased 19.5% to $42.7 million for the fiscal year ended September 30, 2000 from $35.7 million for the fiscal year ended September 30, 1999. Gross profit margin was 39.0% for the fiscal year ended September 30, 2000 and 38.9% for the fiscal year ended September 30, 1999. Cost of revenues includes $1.2 million of depreciation and amortization for the year ended September 30, 2000 and $366,000 of depreciation and amortization for the year ended September 30, 1999.

Selling and marketing

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

General and administrative

    General and administrative expenses increased 17.6% to $22.3 million for the fiscal year ended September 30, 2000 from $19.0 million for the fiscal year ended September 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 20.4% for the fiscal year ended September 30, 2000 from 20.6% for the fiscal year ended September 30, 1999. The increase in total general and administrative expense in absolute dollars was primarily attributable to building the infrastructure to support, manage and control our growth, as well as the costs of integrating and operating acquired businesses. General and administrative expenses include compensation charges related to business combinations of $586,000 for the fiscal year ended September 30, 2000 and $608,000 for the fiscal year ended September 30, 1999. These charges resulted from the Simpson Fewster amortization and contingent payments earned in accordance with the acquisition agreements for Simpson Fewster and Infact.

Other nonrecurring charges

    Other nonrecurring charges of $2.2 million for the fiscal year ended September 30, 2000 consist of the net charge for the disposition of Midas and severance costs for two former officers.

Purchased in-process technology

    The purchased in-process technology charge of $4.0 million for the fiscal year ended September 30, 1999 resulted from the purchase of exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system currently under development by us for a client which had not yet reached technological feasibility and had no alternative future use. The software was completed during the fiscal year ended September 30, 2000. The software would require significant customization prior to a sale to a customer.

Reserve for contract dispute

    The reserve for contract dispute charge of $1.9 million for the fiscal year ended September 30, 1999 relates to a contract dispute with a prime contractor to which we were a subcontractor. After a series of discussions with the prime contractor, we determined that collection of the outstanding accounts receivable balance was unlikely. This matter was settled in August 2000.

Depreciation and amortization

    Depreciation and amortization increased 57.9% to $6.1 million for the fiscal year ended September 30, 2000 from $3.9 million for the fiscal year ended September 30, 1999. As a percentage of revenues, depreciation and amortization increased to 5.6% for the fiscal year ended September 30, 2000 from 4.2% for the fiscal year ended September 30, 1999. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased goodwill and other intangible assets from business combinations, the amortization of the costs associated with the purchase of a project management system and depreciation associated with increased capital expenditures. For the fiscal year ended September 30, 2000, 53.7% of depreciation and amortization, including depreciation and amortization in cost of revenues, was related to goodwill and other acquired intangible assets amortization as a result of business combinations using the purchase method of accounting, an increase from 52.1% for the fiscal year ended September 30, 1999.

Interest income and interest expense, net

    We had net interest income of $899,000 for the fiscal year ended September 30, 2000 compared to net interest income of $1.3 million for the fiscal year ended September 30, 1999. This decrease was primarily attributable to interest expense incurred on bank borrowings in Australia and lower interest income generated on a smaller average investment balance.

Provision for income taxes

    The provision for income taxes was $2.7 million for the fiscal year ended September 30, 2000 as compared to $644,000 for the fiscal year ended September 30, 1999. The effective tax rate for the fiscal year ended September 30, 2000 was 53.8% and was impacted by other nonrecurring charges for which no tax benefit can be recorded. Excluding these nonrecurring charges, our effective tax rate for the fiscal year ended September 30, 2000 would have been 41.5%. The effective tax rate for the fiscal year ended September 30, 1999 was 39.0%. These rates differ from the federal statutory rate due to state and foreign income taxes and tax-exempt interest income.

SELECTED QUARTERLY STATEMENTS OF OPERATIONS

    The following tables set forth certain unaudited consolidated quarterly statements of income data for each of the eight fiscal quarters ended September 30, 2001. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all necessary adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly this information in accordance with generally accepted accounting principles. This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Three months ended
Consolidated statements of income data:	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000	Dec. 31, 1999
	(in thousands, except per share data)
Revenues	$27,901	$26,956	$31,470	$30,321	$29,664	$27,657	$27,490	$24,613
Cost of revenues	16,599	15,642	20,147	19,548	17,794	16,976	17,095	14,847

Gross profit	11,302	11,314	11,323	10,773	11,870	10,681	10,395	9,766
Costs and expenses:
Selling and marketing	1,885	2,220	2,123	1,659	2,009	2,003	1,878	1,488
General and administrative	4,579	5,520	5,877	5,262	5,561	5,599	6,093	5,669
Other nonrecurring charges	—	—	—	—	—	644	(199)	1,750
Depreciation and amortization	1,856	1,786	1,763	1,788	1,750	1,665	1,427	1,258

Income (loss) from operations	2,982	1,788	1,560	2,064	2,550	770	1,196	(399)
Interest (income) and expense, net	(99)	(179)	(209)	(220)	(259)	(206)	(197)	(237)

Income (loss) before income taxes	3,081	1,967	1,769	2,284	2,809	976	1,393	(162)
Provision for income taxes	1,202	747	653	948	1,165	405	578	548

Net income (loss)	$1,879	$1,220	$1,116	$1,336	$1,644	$571	$815	$(710)

Basic net income (loss) per share	$0.14	$0.10	$0.09	$0.11	$0.13	$0.05	$0.07	$(0.06)

Diluted net income (loss) per share	$0.13	$0.09	$0.08	$0.11	$0.13	$0.05	$0.06	$(0.06)

	Three months ended
As a percentage of revenues:	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000	Dec. 31, 1999
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.5	58.0	64.0	64.5	60.0	61.4	62.2	60.3

Gross profit	40.5	42.0	36.0	35.5	40.0	38.6	37.8	39.7
Costs and expenses:
Selling and marketing	6.8	8.3	6.8	5.5	6.8	7.2	6.8	6.0
General and administrative	16.4	20.5	18.7	17.3	18.7	20.3	22.1	23.1
Other nonrecurring charges	—	—	—	—	—	2.3	(0.7)	7.1
Depreciation and amortization	6.6	6.6	5.6	5.9	5.9	6.0	5.2	5.1

Income (loss) from operations	10.7	6.6	4.9	6.8	8.6	2.8	4.4	(1.6)
Interest (income) and expense, net	(0.3)	(0.7)	(0.7)	(0.7)	(0.9)	(0.7)	(0.7)	(0.9)

Income (loss) before income taxes	11.0	7.3	5.6	7.5	9.5	3.5	5.1	(0.7)
Provision for income taxes	4.3	2.8	2.1	3.1	3.9	1.4	2.1	2.2

Net income (loss)	6.7%	4.5%	3.5%	4.4%	5.6%	2.1%	3.0%	(2.9)%

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on February 28, 2004, of which $4.0 million may be used for letters of credit. The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets, excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles and ADC Consultants Pty Ltd., or ADC Consultants, including a pledge of 65% of the stock of our subsidiaries other than the stock of Simsion Bowles. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the incurrence of additional debt, and a prohibition on our repurchasing our common stock. The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. As of September 30, 2001, the interest rate was approximately 6.0% and the outstanding borrowings were $7.5 million under this facility. In addition, standby letters of credit totaling approximately $1,968,000 were outstanding at September 30, 2001. As of September 30, 2001, we were in compliance with the covenants of the credit facility.

    As of September 30, 2001, we also had a $2.5 million non-revolving line of credit for financing capital expenditures, of which $250,000 can be used for capital expenditures in foreign countries. This credit facility has a maturity date of February 28, 2005. Interest is paid on either the adjusted LIBOR rate plus 2.75% or the lender's prime rate plus 0.5%, at our option. As of September 30, 2001, we had no borrowings under this line of credit.

    We also maintain a credit facility through one of our Australian subsidiaries that includes a $1.2 million revolving line of credit with St. George Bank Limited of Australia, based on the September 30, 2001 exchange rate of AU $2.04 to U.S. $1.00. Under the terms of the credit facility, the principal balance of the credit line was to be reduced by approximately $116,000 per quarter to a maximum line of approximately $982,000. As of September 30, 2001, the bank has deferred the remaining reductions indefinitely. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. In December 1999, the balance of the line of credit was converted to a variable rate loan. The variable rate is based upon the bank's prime rate less 1.25%, which was 8% per annum as of September 30, 2001, and interest is payable monthly. As of September 30, 2001, the outstanding balance of the loan was approximately $1.2 million. The credit facility also provides for the issuance of letters of credit up to $142,000. Letters of credit totaling $127,000 were outstanding as of September 30, 2001. Among other provisions, the credit facility requires us to maintain certain minimum financial ratios. As of September 30, 2001, our Australian subsidiary was not in compliance with certain provisions of this credit facility and the bank had waived its noncompliance.

    Net cash provided by operating activities was $8.1 million and $9.7 million in the fiscal years ended September 30, 2001 and 2000, compared to net cash used in operating activities of $1.6 million in the fiscal year ended September 30, 1999. Cash provided by operating activities for the fiscal year ended September 30, 2001 resulted primarily from net income adjusted for depreciation and amortization, partially offset by an increase in accounts receivable balances resulting from increased sales. Cash provided by operating activities for the fiscal year ended September 30, 2000 resulted primarily from net income adjusted for depreciation and amortization and increased cash collections on accounts receivable balances. For the fiscal year ended September 30, 1999, in addition to the net income for the period, we experienced increases in receivables as a result of increases in our sales volume. During the fiscal year ended September 30, 1999, we expensed the $4.0 million paid to acquire the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system that was under development.

    Net cash used in investing activities was $14.5 million in the fiscal year ended September 30, 2001, $10.2 million in the fiscal year ended September 30, 2000, and $11.5 million in the fiscal year ended September 30, 1999. Cash used in investing activities in the fiscal year ended September 30, 2001 resulted primarily from the acquisition of certain assets and liabilities of Point Group, payments of the purchase price and contingent earnouts related to the acquisition of certain assets and liabilities of SCA and payment of contingent earnouts related to the acquisition of Simsion Bowles. Cash used in investing activities in the fiscal year ended September 30, 2000 resulted primarily from investments in the acquisitions of Simsion Bowles and SCA and the purchase of equipment, partially offset by the disposal of Midas. Cash used in investing activities in the fiscal year ended September 30, 1999 resulted primarily from investments in the acquisition of Midas, ADC Consultants, the acquisition of certain assets and liabilities of Service Design Associates, Inc. and Technology Training Services, a division of Automated Concepts, Inc. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $2.6 million in the fiscal year ended September 30, 2001, $2.7 million in the fiscal year ended September 30, 2000, and $5.8 million in the fiscal year ended September 30, 1999. Capital expenditures were primarily attributable to geographic expansion, establishment of child support payment processing centers, other project-related capital expenditures and development of our technology infrastructure. Future capital expenditures may continue to fluctuate. We anticipate that we will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment of child support payment processing and other transaction processing centers.

    Net cash provided by financing activities totaled $10.2 million in the fiscal year ended September 30, 2001, $1.1 million in the fiscal year ended September 30, 2000, and $769,000 in the fiscal year ended September 30, 1999. In the fiscal year ended September 30, 2001, cash provided by financing activities was primarily the result of bank borrowings and the exercise of stock options. In the fiscal year ended September 30, 2000, the cash provided by financing activities was primarily the result of borrowings on the line of credit with St. George Bank and proceeds from the exercise of stock options, partially offset by repurchases of our common stock. In the fiscal year ended September 30, 1999, the cash provided by financing activities was primarily the result of stock option exercises.

    We anticipate that our existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including potential acquisitions, contingent payments earned, new and existing contract requirements, the timing of the receipt of accounts receivable, our ability to draw on our bank facility and employee growth. To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Recent Accounting Standards

    In July 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. We completed one acquisition during the quarter ended September 30, 2001 which fell under SFAS 141. SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We expect to adopt the pronouncement as of October 1, 2002. We have not yet determined the impact of the adoption of SFAS 142 on our consolidated financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact of the adoption of SFAS 144 on our consolidated financial statements.

Factors That May Affect Future Results

    The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this report.

Our quarterly revenues and operating results are volatile and difficult to forecast, which may cause the market price of our Class B common stock to decline.

    Our revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including:

  •
  the number, size and scope of projects in which we are engaged;

  •
  demand for our services generated by strategic relationships and certain prime contractors;

  •
  economic conditions in the vertical and geographic markets we serve;

  •
  the accuracy of estimated transaction volume in computing transaction rates for payment processing center operations;

  •
  our employee utilization rates and the number of billable days in a particular quarter;

  •
  the contractual terms and degree of completion of projects;

  •
  any delays or costs incurred in connection with, or early termination of, a project;

  •
  the accuracy of estimates of resources required to complete ongoing projects;

  •
  our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors;

  •
  start-up costs including software license fees incurred in connection with the initiation of large projects;

  •
  the adequacy of provisions for losses; and

  •
  any assessment of potential penalties or contingent obligations in connection with a project.

    The timing and realization of opportunities in our sales pipeline make the timing and variability of revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are fixed in advance. We also typically reach the annual limitation on FICA contributions for many of our U.S. consultants before the end of the calendar year. As a result, U.S. payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year and revenues will vary from quarter to quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our Class B common stock. In addition, our operating results may from time to time be below the expectations of analysts and investors. If so, the market price of our Class B common stock may decline significantly.

We depend on government agencies for a majority of our revenues and the loss or decline of existing or future government agency funding would adversely affect our revenues and cash flows.

    For the fiscal year ended September 30, 2001, approximately 62.1% of our revenues were derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

We rely on small numbers of projects, customers and target markets for significant portions of our revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or customers or if conditions in our target markets deteriorate.

    The completion, cancellation, significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project or a project with some of our clients would significantly reduce our revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the fiscal year ended September 30, 2001, Siemens Business Services Limited, or SBS, accounted for 12.5% of our revenues and the State of Missouri accounted for 10.8% of our revenues. We expect minimal revenues from SBS in the fiscal year ending September 30, 2002 as a result of the nearing completion of projects under our consulting agreement with SBS and the resulting discontinuation of our United Kingdom operations. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. If any of our large clients terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could also result in a reduction in our revenues and cash flows.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions under our transaction-based contracts.

    Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on those contracts. During the fiscal year ended September 30, 2001, 24.1% of our revenues were generated on a fixed price basis and 26.1% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

Our business will suffer if we are unable to attract, successfully integrate and retain qualified personnel and key employees.

    If we are unable to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel, our ability to adequately manage and staff our existing projects and to bid for or obtain new projects could be impaired, which would adversely affect our business and its growth. The failure of our employees to achieve expected levels of performance could adversely affect our business. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide. In addition, we require that many of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees.

We may not be able to identify and successfully recruit and integrate a sufficient number of skilled employees into our operations, which would harm our business and its growth. Our success also depends upon the continued services of a number of key employees, including our chief executive officer and the leaders of our strategic business units. Any of our employees may terminate their employment at any time. The loss of the services of any key employee could significantly disrupt our operations. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could adversely affect our competitive position and operating results.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive.

    A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through September 30, 2001, we acquired 16 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

  •
  failure to realize the value of the acquired assets, businesses or projects;

  •
  diversion of management's attention;

  •
  failure to retain key personnel;

  •
  increased general and administrative expenses;

  •
  client dissatisfaction or performance problems with acquired assets, businesses or projects;

  •
  write-offs of goodwill and other intangible assets and other charges against earnings;

  •
  assumption of unknown liabilities; and

  •
  other unanticipated events or circumstances.

    We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems.

Our markets are highly competitive, and our business and prospects will be adversely affected if we do not compete effectively for any reason.

    The information technology and consulting services markets are highly competitive and are served by numerous international, national and local firms. We may not be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the information technology and consulting services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the information technology and consulting services markets.

    We believe that the principal competitive factors in the information technology and consulting services markets include:

  •
  reputation;

  •
  project management expertise;

  •
  industry expertise;

  •
  speed of development and implementations;

  •
  technical expertise;

  •
  competitive pricing; and

  •
  the ability to deliver results on a fixed price and transaction basis as well as a time and materials basis.

    We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

  •
  the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff;

  •
  the ownership by competitors of software used by potential clients;

  •
  the price at which others offer comparable services;

  •
  the ability of our clients to perform the services themselves; and

  •
  the extent of our competitors' responsiveness to client needs.

    If we do not compete effectively on one or more of these competitive factors, our business and our ability to execute our business strategy will be impaired.

Because we sometimes work with third parties and use materials from third parties in providing our products and services to clients, our reputation, operating results and competitiveness could be adversely affected by actions that those third parties take.

    We sometimes perform client engagements using third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. In these situations, we depend on the software, resources and technology of these third parties in order to perform the engagement. Actions or failures attributable to these third parties or to the prime contractor or subcontractor could damage our reputation and adversely affect our ability to attract new business. In addition, the refusal or inability of these third parties to permit continued use of their software, resources or technology by us, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

    Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. The failure by us, or of the prime contractor on an engagement in which we are a subcontractor, to meet a client's expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

We could become subject to lawsuits that could result in material liabilities to us or cause us to incur material costs.

    Any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. Our general liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

Because we operate in foreign countries, we face additional risks related to foreign political, legal and economic conditions.

    Our international business operations are subject to a number of risks, including, but not limited to:

  •
  fluctuations in the value of foreign currencies;

  •
  difficulties in building and managing foreign operations;

  •
  difficulties in enforcing agreements and collecting receivables through foreign legal systems;

  •
  longer payment cycles; and

  •
  unexpected regulatory, economic or political changes in foreign markets.

    Our operations could be adversely affected by any of these risks.

If we are unable to obtain performance bonds for any reason, our business will be adversely affected.

    We have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. There can be no assurance that such performance bonds will continue to be available on reasonable terms. Our inability to obtain performance bonds would adversely affect our business and our capacity to obtain additional contracts.

If we are unable to protect our intellectual property and proprietary rights, our business could be adversely affected.

    The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of that information, or to detect unauthorized use of such information. We rely on a combination of trade secrets, nondisclosure agreements, licensing agreements and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. We also enter into confidentiality agreements with all of our employees, subcontractors and the parties we team with for contracts and generally require that our clients enter into such agreements and limit access to our proprietary information.

    We have developed proprietary software that is licensed to clients pursuant to a licensing agreement and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. Issues relating to the ownership of, and rights to use, software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such software and application frameworks. A portion of our business also involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. We also develop software application frameworks, and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Some of our clients have prohibited us from marketing the software and application frameworks developed specifically for them for a specified period of time or to specified third parties, and others may demand similar or other restrictions in the future.

    Infringement claims may be asserted against us in the future that may not be successfully defended. The loss or misappropriation of our intellectual property or the unsuccessful defense of any claim of infringement could prevent or delay our providing our products and services, cause us to become liable for substantial damages, or force us to enter into royalty or licensing agreements.

Our growth may slow or stop if we fail to effectively manage our expansion.

    If we are unable to manage our growth effectively, the quality of our services, our ability to retain key personnel, and our growth will decline. Our growth has placed, and is expected to continue to place, significant demands on our management, financial, staffing and other resources. We have expanded globally by opening new offices and may open additional offices. Our ability to manage growth effectively will require us to continue to develop and improve our operational, financial and other internal systems or acquire new systems, as well as business development capabilities, and to train, motivate and manage our employees. In addition, as the average size and number of our projects continues to increase, we must be able to manage such projects effectively. We may not be able to sustain our rate of growth or successfully manage any future growth.

We could suffer material losses if our systems or operations fail or are disrupted.

    Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage or terrorist attacks, could cause interruptions or delays in our business or loss of data. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our transaction processing, could be suspended or interrupted and our business could be harmed. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

Control of our company by our chief executive officer could make it difficult for another company to acquire us, which could depress the price of our Class B common stock.

    Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock. The holders of our Class A common stock have entered into a voting trust with respect to their shares of Class A common stock, which represented 43.8% of our total common stock voting power at November 27, 2001. All power to vote shares held in the voting trust has been vested in the voting trust's trustee, Mr. James L. Bildner, our chief executive officer. The voting power held in the voting trust combined with Class B common stock owned by Mr. Bildner and vested options to acquire both Class A and Class B common stock held by Mr. Bildner represented 46.2% of our total common stock voting power outstanding at November 27, 2001. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

Our issuance of preferred stock could make it difficult for another company to acquire us, which could depress the price of our Class B common stock.

    Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class B common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the Class B common stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Class B common stock.

Our Class B common stock price has been and could continue to be volatile, which could result in substantial losses for investors in our Class B common stock.

    Our Class B common stock price has been and could continue to be volatile. These price fluctuations may be rapid and severe and may leave investors little time to react. Factors that affect the market price of our Class B common stock include:

  •
  quarterly variations in operating results;

  •
  announcements of technological innovations or new products or services by us or our competitors;

  •
  general conditions in the information technology industry or the industries in which our clients compete;

  •
  changes in earnings estimates by securities analysts or us; and

  •
  general economic and political conditions such as recessions and acts of war or terrorism.

Fluctuations in the price of our Class B common stock could contribute to investors losing all or part of their investment.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies used by our subsidiaries and operations in Australia and the United Kingdom.

Foreign currency exchange rate risk

    We have wholly owned subsidiaries in Australia and conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian dollars or British pounds, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions for the fiscal year ended September 30, 2001. There can be no assurance that a sudden and significant decline in the value of the Australian dollar or British pound would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

    We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at September 30, 2001, the fair value of the portfolio would decline by $551,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 8. Financial Statements and Supplementary Data

    See "Index to Consolidated Financial Statements" for a listing of the financial statements filed with this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

  (a)
  Executive Officers. See "Executive Officers" in Part I of this report.

  (b)
  Directors. The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers." We intend to file our proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year ended September 30, 2001.

Item 11. Executive Compensation

    The information required under this item may be found under the section captioned "Compensation of Executive Officers" in our proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required under this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required under this item may be found under the section captioned "Certain Transactions" in our proxy statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  Consolidated Financial Statements. See "Index to Consolidated Financial Statements" on Page F-1.

  (2)
  Financial Statement Schedules.

      Schedule II—Valuation and Qualifying Accounts.

      All other schedules have been omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

    (3)
    Exhibits. See "Exhibit Index."

  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the fiscal year ended September 30, 2001.

  (c)
  Exhibits. See "Exhibit Index."

  (d)
  Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

F–1

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Tier Technologies, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 25, 2001

F–2

TIER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$13,889	$10,256
Short-term investments	9,104	9,657
Accounts receivable, net of allowance for doubtful accounts of $298 in 2001 and $221 in 2000	29,900	24,718
Prepaid expenses and other current assets	3,419	3,322

Total current assets	56,312	47,953
Equipment and software, net	5,331	5,914
Notes and accrued interest receivable from related parties	2,011	1,924
Goodwill and other acquired intangible assets, net	35,940	40,126
Other assets	6,106	5,245

Total assets	$105,700	$101,162

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,880	$4,314
Accrued liabilities	2,785	2,389
Accrued subcontractor expenses	1,315	1,597
Accrued compensation and related liabilities	4,259	4,321
Purchase price payable	4,858	12,345
Income taxes payable	1,511	—
Deferred income	624	1,175
Other current liabilities	324	467

Total current liabilities	17,556	26,608
Long-term debt, less current portion	8,690	1,385
Purchase price payable	1,302	3,892

Total liabilities	27,548	31,885

Commitments and contingencies (Notes 5 and 8)
Shareholders' equity:
Preferred stock, no par value; authorized shares—4,579; no shares issued and outstanding	—	—
Common stock, no par value; authorized shares—43,578; issued and outstanding shares—13,118 in 2001 and 12,498 in 2000	70,900	65,937
Notes receivable from shareholders	(1,773)	(1,773)
Deferred compensation	—	(117)
Accumulated other comprehensive loss	(5,328)	(3,571)
Retained earnings	14,353	8,801

Total shareholders' equity	78,152	69,277

Total liabilities and shareholders' equity	$105,700	$101,162

See accompanying notes.

F–3

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended September 30,
	2001	2000	1999
Revenues	$116,648	$109,424	$91,976
Cost of revenues	71,936	66,712	56,236

Gross profit	44,712	42,712	35,740
Costs and expenses:
Selling and marketing	7,887	7,378	6,095
General and administrative	21,238	22,923	19,596
Other nonrecurring charges	—	2,195	—
Purchased in-process technology	—	—	4,000
Reserve for contract dispute	—	—	1,856
Depreciation and amortization	7,193	6,100	3,864

Income from operations	8,394	4,116	329
Interest income	1,297	1,061	1,398
Interest expense	590	162	77

Income before income taxes	9,101	5,015	1,650
Provision for income taxes	3,549	2,696	644

Net income	$5,552	$2,319	$1,006

Basic net income per share	$0.44	$0.19	$0.08

Shares used in computing basic net income per share	12,687	12,344	12,056

Diluted net income per share	$0.41	$0.18	$0.08

Shares used in computing diluted net income per share	13,455	12,740	12,869

See accompanying notes.

F–4

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common stock
	Class A		Class B		Notes Receivable From Shareholders		Accumulated Other Comprehensive Income
						Deferred Compensation		Retained Earnings	Total Shareholders Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at September 30, 1998	1,640	$1,638	10,221	$61,018	$(2,159)	$(591)	$(1,210)	$5,476	$64,172
Exercise of stock options	—	—	377	1,244	—	—	—	—	1,244
Issuance of Class B common stock through ESPP	—	—	46	388	—	—	—	—	388
Tax benefit of stock options exercised	—	—	—	611	—	—	—	—	611
Payments on notes receivable	—	—	—	—	386	—	—	—	386
Issuance of Class B common stock and options in business combinations	—	—	51	1,527	—	—	—	—	1,527
Repurchase of Class B common stock	—	—	(75)	(414)	—	—	—	—	(414)
Amortization of deferred compensation	—	—	—	—	—	239	—	—	239
Net income	—	—	—	—	—	—	—	1,006	1,006	$1,006
Foreign currency translation adjustment	—	—	—	—	—	—	1,109	—	1,109	1,109

Balance at September 30, 1999	1,640	1,638	10,620	64,374	(1,773)	(352)	(101)	6,482	70,268	$2,115

Exercise of stock options	10	36	334	1,222	—	—	—	—	1,258
Issuance of Class B common stock through ESPP	—	—	38	208	—	—	—	—	208
Tax benefit of stock options exercised	—	—	—	332	—	—	—	—	332
Conversion of Class A common stock into Class B common stock	(396)	(396)	396	396	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	148	1,061	—	—	—	—	1,061
Repurchase of Class B common stock	—	—	(241)	(1,606)	—	—	—	—	(1,606)
Class B common stock returned upon sale of subsidiary	—	—	(51)	(1,328)	—	—	—	—	(1,328)
Amortization of deferred compensation	—	—	—	—	—	235	—	—	235
Net income	—	—	—	—	—	—	—	2,319	2,319	$2,319
Foreign currency translation adjustment	—	—	—	—	—	—	(3,470)	—	(3,470)	(3,470)

Balance at September 30, 2000.	1,254	1,278	11,244	64,659	(1,773)	(117)	(3,571)	8,801	69,277	$(1,151)

Exercise of stock options	—	—	428	2,690	—	—	—	—	2,690
Issuance of Class B common stock through ESPP	—	—	36	188	—	—	—	—	188
Tax benefit of stock options exercised	—	—	—	694	—	—	—	—	694
Conversion of Class A common stock into Class B common stock	(287)	(286)	287	286	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	156	1,391	—	—	—	—	1,391
Amortization of deferred compensation	—	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	—	5,552	5,552	$5,552
Foreign currency translation adjustment	—	—	—	—	—	—	(1,757)	—	(1,757)	(1,757)

Balance at September 30, 2001	967	$992	12,151	$69,908	$(1,773)	$—	$(5,328)	$14,353	$78,152	$3,795

See accompanying notes.

F–5

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2001	2000	1999
Operating activities
Net income	$5,552	$2,319	$1,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,728	7,309	4,229
Amortization of deferred compensation	117	235	239
Loss from disposal of subsidiary	—	1,288	—
Provision for doubtful accounts	77	(2,122)	2,025
Deferred income taxes	(1,078)	866	(3,231)
Tax benefit of stock options exercised	694	332	611
Forgiveness of notes receivable from employees	70	244	621
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,817)	(829)	(8,291)
Income taxes payable	1,702	(1,680)	544
Prepaid expenses and other current assets	(270)	(1,272)	34
Other assets	(639)	(486)	101
Accounts payable and accrued liabilities	(2,364)	4,214	(411)
Deferred income	(671)	(757)	965

Net cash provided by (used in) operating activities	8,101	9,661	(1,558)

Investing activities
Purchase of equipment and software	(2,587)	(2,368)	(5,749)
Notes and accrued interest receivable from related parties	(654)	(1,071)	(740)
Repayment on notes and accrued interest receivable from related parties	371	439	454
Business combinations, net of cash acquired	(12,156)	(10,899)	(13,168)
Disposal of subsidiary, net of cash	—	3,497	—
Restricted cash	—	758	(39)
Purchases of available-for-sale securities	(11,428)	(7,489)	(28,463)
Sales of available-for-sale securities	3,696	2,879	19,328
Maturities of available-for-sale securities	8,286	3,924	16,999
Other assets	4	122	(104)

Net cash used in investing activities	(14,468)	(10,208)	(11,482)

Financing activities
Borrowings under bank lines of credit	7,500	1,848	909
Payment of borrowings on bank lines of credit	—	(271)	(1,466)
Repurchase of Class B common stock	—	(1,606)	(414)
Net proceeds from issuance of Class A and Class B common stock	2,878	1,466	1,632
Repayment by shareholder on note receivable	—	—	386
Payments on capital lease obligations	(186)	(364)	(252)
Payments on notes payable to shareholders	(18)	(20)	(26)

Net cash provided by financing activities	10,174	1,053	769

Effect of exchange rate changes on cash	(174)	(371)	(74)

Net increase (decrease) in cash and cash equivalents	3,633	135	(12,345)
Cash and cash equivalents at beginning of period	10,256	10,121	22,466

Cash and cash equivalents at end of period	$13,889	$10,256	$10,121

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$590	$347	$77

Income taxes paid (refunded), net	$2,373	$3,304	$2,724

Supplemental disclosure of non-cash transactions
Equipment acquired under capital lease obligations	$10	$282	$72

Accrued purchase price and assumed liabilities related to business combinations	$349	$17,629	$3,670

Class B common stock issued in business combinations	$1,391	$1,061	$1,328

Conversion of Class A common stock to Class B common stock	$286	$396	$—

Class B common stock returned upon sale of subsidiary	$—	$1,328	$—

See accompanying notes.

F–6

TIER TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

    Tier Technologies, Inc. (the "Company") is a vertically focused provider of end-to-end business solutions to its national, multinational and public sector clients. The Company formulates, evaluates and implements solutions that allow clients to rapidly channel emerging technologies into their business operations. The Company combines its understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—state and local government, healthcare, insurance and utilities. The Company has offices located in the United States, Australia and the United Kingdom. The Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations.

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

Revenue Recognition

    The Company derives revenues from professional fees billed to clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Revenues pursuant to time and materials contracts are generally recognized as services are performed. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis.

F–7

    Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse impact on the Company's business, financial condition and results of operations.

    Unbilled receivables arise on a contract when the cumulative recognized revenue exceeds the cumulative amount billed in accordance with the contractual billing terms. Unbilled receivables were $12,231,000 and $9,567,000 at September 30, 2001 and 2000, respectively, of which approximately $1,091,000 and $2,145,000, respectively, is not billable for more than one year under the terms of the contracts and is included in other long-term assets. The current portion of the unbilled receivables balance is included in accounts receivable.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The adoption of SAB 101 has not had a material impact on the Company's consolidated financial position or results of operations.

    Worldwide revenues derived from sales to governmental agencies were approximately $72,390,000, $64,865,000 and $34,846,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Credit Risk and Significant Clients

    Financial instruments that potentially subject the Company to significant levels of credit risk are accounts receivable.

    The Company extends credit based on an evaluation of its client's financial condition and does not require collateral. The Company's historical credit losses have not been significant, except for the write-off due to a contract dispute during the year ended September 30, 1999.

    For the year ended September 30, 2001, revenue from two clients totaled approximately $14,523,000 and $12,653,000 which represented 12.5% and 10.8% of total revenues, respectively. Accounts receivable balances at September 30, 2001 relating to these two clients amounted to approximately $5,519,000. For the year ended September 30, 2000, no client comprised more than 10% of total revenue. For the year ended September 30, 1999, revenues from two clients totaled approximately $25,200,000 and $11,986,000 which represented 27.4% and 13.0% of total revenues, respectively. Accounts receivable balances at September 30, 1999 relating to these two clients amounted to approximately $6,530,000.

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

F–8

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

Short-Term Investments

    The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are recorded at amounts that approximate fair market value based on quoted market prices and have included investment-grade municipal securities and commercial paper. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. Unrealized and realized gains and losses have not been material to the Consolidated Statements of Income for the years ended September 30, 2001, 2000 and 1999.

Equipment and Software

    Equipment and software are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, which ranges from three to five years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

Long-Lived Assets

    The Company assesses the recoverability of its long term assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provision of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". No impairment has been identified to date.

Software Development Costs

    Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, software development costs incurred prior to technological feasibility have not been material and have been charged to expenses.

F–9

Internal Use Software Costs

    Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs related to internal use software that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. To date, internal use software costs have not been material.

Stock-Based Compensation

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" and provides the disclosure required in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18.

Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires the use of the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse.

Net Income Per Share

    Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted net income per share to the extent such shares are dilutive.

Comprehensive Income

    Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income may, for example, consist of foreign currency items and unrealized gains and losses on certain investments classified as available-for-sale.

F–10

Segment Reporting

    The Company is managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, Australian Operations and United Kingdom Operations. The U.S. Commercial Services segment provides business process reengineering ("BPR"), systems design and integration ("Systems") and business process outsourcing ("BPO") services to Fortune 1000 clients in the United States. The U.S. Government Services segment provides BPR, Systems, transaction processing and BPO services to state and local government entities in the United States. The Australian Operations segment provides BPR, Systems and BPO services to clients in the public and private sectors in Australia. The United Kingdom Operations segment provides BPR, Systems and BPO services to clients in the public and private sectors in the United Kingdom primarily attributable to the alliance agreement with Siemens Business Services Ltd.

Reclassifications

    Certain reclassifications have been made to the prior years' consolidated financial statements and related notes to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. The Company completed one acquisition during the quarter ended September 30, 2001 which fell under SFAS 141. SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal year beginning after March 15, 2001. The Company expects to adopt the pronouncement as of October 1, 2002. The Company has not yet determined the impact of the adoption of SFAS 142 on the consolidated financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of the adoption of SFAS 144 on the consolidated financial statements.

F–11

2.  NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share:

	Year Ended September 30,
	2001	2000	1999
	(in thousands, except per share data)
Numerator:
Net income	$5,552	$2,319	$1,006

Denominator for basic income per share-weighted average common shares outstanding	12,687	12,344	12,056
Effects of dilutive securities:
Common stock options	748	251	684
Contingently issuable shares	12	—	—
Common stock held in escrow	8	145	129

Denominator for diluted net income per share-adjusted weighted average common shares and assumed conversions	13,455	12,740	12,869

Basic net income per share	$0.44	$0.19	$0.08

Diluted net income per share	$0.41	$0.18	$0.08

    Options to purchase approximately 1.1 million shares of Class B common stock at a price ranging from $9.19 to $17.81 per share were outstanding at September 30, 2001, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares. Options to purchase approximately 2.3 million shares of Class B common stock at a price ranging from $6.56 to $17.81 per share were outstanding at September 30, 2000, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares. Options to purchase approximately 1.5 million shares of Class B common stock at a price ranging from $10.88 to $17.81 per share were outstanding at September 30, 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the shares.

3.  BALANCE SHEET COMPONENTS

    The components of equipment and software are as follows:

	September 30,
	2001	2000
	(in thousands)
Computer equipment and software	$11,071	$9,114
Furniture, equipment and leasehold improvements	3,441	2,669

	14,512	11,783
Less: Accumulated depreciation and amortization	(9,181)	(5,869)

	$5,331	$5,914

F–12

    Depreciation and amortization expense related to equipment and software for the years ended September 30, 2001, 2000 and 1999, was approximately $3,502,000, $2,131,000 and $1,928,000, respectively, of which approximately $1,535,000, $1,209,000 and $366,000, respectively, was included in cost of revenues. The cost of assets acquired under capital leases is $882,000 and $997,000 and the related accumulated amortization is $639,000 and $538,000 at September 30, 2001 and 2000, respectively.

    The components of goodwill and other acquired intangible assets are as follows:

	September 30,
	2001	2000
	(in thousands)
Goodwill and other acquired intangible assets:
Goodwill	$45,138	$44,723
Acquired workforce	1,170	1,273
Other	150	—

	46,458	45,996
Less: Accumulated amortization	(10,518)	(5,870)

	$35,940	$40,126

4.  BANK LINES OF CREDIT

    At September 30, 2001, the Company had a $15.0 million revolving credit facility, of which $4.0 million may be used for letters of credit. The credit facility has a maturity date of February 28, 2004. The credit facility is collateralized by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("Simsion Bowles") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding Simsion Bowles. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option, and is payable monthly. As of September 30, 2001, the interest rate was approximately 6.0% and the outstanding borrowings were $7.5 million. In addition, standby letters of credit totaling approximately $1,968,000 were outstanding at September 30, 2001. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 2001, the Company was in compliance with all financial ratios.

    At September 30, 2001, the Company also had a $2.5 million non-revolving line of credit for financing capital expenditures, of which $250,000 can be used for capital expenditures in foreign countries. This credit facility has a maturity date of February 28, 2005. Interest is paid on either the adjusted LIBOR rate plus 2.75% or the lender's announced prime rate plus 0.5%, at the Company's option. As of September 30, 2001, the Company had no borrowings under this line of credit.

    At September 30, 2001, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.2 million revolving line of credit with St. George Bank Limited of Australia (based on the September 30, 2001 exchange rate of AU $2.04 to US $1.00). Under the terms of the credit facility, the principal balance of the credit line was to be reduced by approximately $116,000 per quarter to a maximum line of approximately $982,000. As of September 30, 2001, the bank has deferred the remaining reductions indefinitely. The line of credit bears interest at fixed rates that are set at the time of each drawdown on the

F–13

line. In December 1999, the balance of the line of credit was converted to a variable rate loan ("Loan"). The variable rate is based upon the bank's prime rate less 1.25% (8% per annum as of September 30, 2001) and interest is payable monthly. As of September 30, 2001, the outstanding balance of the Loan was approximately $1.2 million. The credit facility also provides for the issuance of letters of credit up to $142,000. Letters of credit totaling $127,000 were outstanding as of September 30, 2001. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of September 30, 2001, the Company's Australian subsidiary was not in compliance with certain provisions of this credit facility; however, the bank waived such noncompliance.

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

5.  COMMITMENTS AND CONTINGENCIES

    The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through 2008. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

	Operating Leases	Capital Leases
Year ending September 30,
2002	$2,034	$121
2003	1,555	81
2004	1,023	64
2005	547	62
2006	277	43
Thereafter	530	—

Total minimum lease payments	$5,966	371

Less amounts representing interest		(71)

Present value of capital lease obligations		300
Less amounts due within one year		(93)

		$207

    Rent expense for the years ended September 30, 2001, 2000 and 1999, was approximately $2,753,000, $2,117,000 and $1,277,000, respectively.

    Under certain contracts, the Company is required to obtain performance bonds from a licensed surety and to post the performance bond with the client. At September 30, 2001, the Company had aggregate bonds totalling $12,503,000 posted with clients. Fees for obtaining the bonds are expensed over the life of the bond and were included in cost of revenue.

F–14

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

    The holders of Class A common stock and Class B common stock have 10 votes per share and 1 vote per share, respectively. Each share of Class A common stock will automatically convert into one share of Class B common stock upon transfer of shares, except in limited circumstances, or at the election of the holder of such Class A common stock.

    Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. During the years ended September 30, 2001 and 2000, approximately 287,000 and 396,000 shares, respectively, of Class A common stock were converted to Class B common stock. The number of authorized shares of Class A common stock was approximately 977,000 at September 30, 2001.

Voting Trust

    In November 1997, all Class A shareholders (the "Beneficiaries") transferred their Class A common stock into a voting trust. The Company's Chief Executive Officer is the trustee of the voting trust (the "Trustee") and has the exclusive right to vote all shares of Class A common stock held in the voting trust. The voting trust has a term of 10 years and is renewable by consent of the Beneficiaries and the Trustee during the last two years of the original or an extended term. The voting trust terminates upon the earlier of the expiration of the term or in the event of (i) an agreement of the Trustee to terminate or (ii) the death of the Trustee, leaving no incumbent or identified successor.

Common Stock Repurchase Program

    In October 1998, the Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. Approximately 316,000 shares have been repurchased for a total cost of approximately $2,020,000 as of September 30, 2001.

Stock Options

    In February 1997, the Company issued options to employees to purchase 240,000 shares of Class A common stock at an exercise price of $3.58 per share. As of September 30, 2001, options for 10,000 shares of Class A common stock at an exercise price of $3.58 per share remain outstanding. These outstanding options will expire in 2002.

1996 Equity Incentive Plan

    In February 1997, the Company adopted the 1996 Equity Incentive Plan (the "Plan"), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees,

F–15

consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than 10 years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant and the options may not be exercisable after the expiration of five years from the date of grant. Through September 30, 2001, no compensation expense had been recorded in connection with stock based employee incentive awards under the Plan. At September 30, 2001 and 2000, the number of shares authorized for issuance under the Plan was approximately 6,989,000 and 5,989,000, respectively. A summary of activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at September 30, 1998	2,559	$8.28
Options granted	1,936	10.31
Options cancelled	(543)	11.13
Options exercised	(377)	3.30

Options outstanding at September 30, 1999	3,575	9.47
Options granted	1,934	6.61
Options cancelled	(1,189)	9.50
Options exercised	(334)	3.66

Options outstanding at September 30, 2000	3,986	8.56
Options granted	872	7.16
Options cancelled	(756)	10.06
Options exercised	(428)	6.28

Options outstanding at September 30, 2001	3,674	8.19

    The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 2001, 2000 and 1999 was $4.26, $4.06 and $5.43 per share, respectively. At September 30, 2001, 2000 and 1999, there were outstanding options to purchase 1,869,000, 1,693,000 and 1,505,000 shares of Class B common stock exercisable at weighted average exercise prices of $9.21, $9.90 and $10.07, respectively. At September 30, 2001, options to purchase approximately 1,927,000 shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 2001 was 7.76 years.

F–16

    The following table summarizes information about stock options outstanding at September 30, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$2.45 - $5.25	171	5.51	$3.56	171	$3.56
$5.50 - $5.50	489	8.76	$5.50	93	5.50
$5.78 - $5.88	350	6.32	$5.85	143	$5.81
$6.00 - $6.31	372	8.40	$6.03	213	$6.01
$6.50 - $7.00	535	8.27	$6.65	240	$6.68
$7.03 - $7.41	551	8.41	$7.20	104	$7.19
$7.78 - $10.20	402	8.12	$8.58	234	$8.45
$10.88 - $14.25	371	7.01	$12.72	303	$12.73
$14.63 - $16.38	385	6.93	$15.48	331	$15.54
$17.00 - $17.81	48	7.17	$17.50	37	$17.59

$2.45 - $17.81	3,674	7.76	$8.19	1,869	$9.21

Employee Stock Purchase Plan

    In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company reserved a total of 100,000 shares of Class B common stock for issuance under the plan. On January 11, 2000, the Company's shareholders authorized an increase in the number of shares of Class B common stock reserved for issuance under the plan to 300,000. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company's Class B common stock on the first day or the last day of the applicable purchase period. Total shares purchased under the Plan for the fiscal years ended September 30, 2001, 2000 and 1999 were approximately 36,000, 38,000 and 46,000 resulting in proceeds of approximately $188,000, $208,000 and $388,000, respectively.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

    The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net income (loss) and net income (loss) per share as follows:

	Year Ended September 30,
	2001	2000	1999
	(in thousands, except per share data)
Net income, as reported	$5,552	$2,319	$1,006
Net income (loss), pro forma	2,478	(734)	(2,062)
Basic net income per share, as reported	0.44	0.19	0.08
Basic net income (loss) per share, pro forma	0.20	(0.06)	(0.17)
Diluted net income per share, as reported	0.41	0.18	0.08
Diluted net income (loss) per share, pro forma	0.18	(0.06)	(0.17)

F–17

6.  SHAREHOLDERS' EQUITY (Continued)

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2001	2000	1999
Expected dividend yield	0%	0%	0%
Expected volatility	75.9%	77.6%	82.3%
Risk-free interest rate	3.62% - 6.01%	6.05% - 6.74%	4.18% - 5.77%
Expected life of the option	1.5 - 6 years	1.5 - 6 years	0.5 - 5 years

7.  ALLIANCE AGREEMENT

    In September 1999, the Company entered into a long-term strategic alliance ("Alliance Agreement") with Siemens Business Services Limited ("SBS"). Under the Alliance Agreement, the Company had two contracts—the Application Service Center ("ASC") contract and the Consulting contract. Under the amended ASC contract, the Company had committed to utilizing a minimum amount of resources from the ASC. In August, 2001, SBS and the Company released each other from any and all claims arising under the ASC contract. Under the Consulting contract, the Company bills for its professional services on a time and materials basis. Pursuant to the Consulting contract, SBS guaranteed that it would engage the Company to provide a minimum of $10.3 million (based on the September 30, 2001 exchange rate of GBP 0.68 to US $1.00) for consultancy services provided over the life of the Consulting contract. Cumulative revenue under the Consulting contract has been $26.6 million.

    In August 2001, the Company entered into an agreement with SBS whereby SBS will license certain intellectual property to the Company and provide certain consulting services for use in the Company's U.S. payment processing operations for a total of approximately $1.6 million (based on the September 30, 2001 exchange rate of GBP 0.68 to US $1.00). The intellectual property is to be delivered and payment is to be made in fiscal 2002. As part of this agreement, in September 2001, the Company obtained a standby letter of credit for the benefit of SBS in the amount of approximately $1.6 million (based on the September 30, 2001 exchange rate of GBP 0.68 to US $1.00).

8.  ACQUISITIONS

    All acquisitions have been accounted for using the purchase method of accounting. Goodwill and other intangible assets relating to acquisitions completed prior to July 1, 2001 are being amortized using the straight-line method. For acquisitions completed after July 1, 2001, goodwill is not being amortized and other intangible assets are being amortized using the straight-line method. Initial purchase price includes cash paid and stock issued at the date of acquisition, estimated acquisition costs and any guaranteed future consideration.

    Effective March 1, 1998, the Company acquired certain assets and liabilities of Sancha Computer Services Pty Limited and Sancha Software Development Pty Limited ("Sancha Group"), Australian entities which provided computer systems consulting services. The initial purchase price was approximately $5,219,000, of which $4,554,000 was paid in cash and $666,000 in Class B Common stock (all converted into U.S. dollars as of the date of the acquisition). In addition, liabilities assumed were approximately $66,000. Tangible assets of approximately $40,000 were acquired. Additional acquisition costs of approximately $397,000 were incurred. As of September 30, 2001, goodwill and other intangible assets of approximately

F–18

$5,414,000 (converted into U.S. dollars using the September 30, 2001 exchange rate) are being amortized over a period of 8 to 15 years. Contingent payments totaling approximately $651,000 and $696,000 were paid during the years ended September 30, 2000 and 1999, respectively. There are no further contingent payments associated with this acquisition.

    Effective April 1, 1998, the Company acquired certain assets and liabilities of Simpson Fewster & Co. Pty Limited ("Simpson Fewster"), an Australian entity which provided information technology consulting services to develop and implement call center applications. The initial purchase price was approximately $788,000 and liabilities assumed were approximately $165,000 (both converted into U.S. dollars as of the date of the acquisition). Additional acquisition costs of approximately $211,000 were incurred. Total tangible assets and accounts receivable acquired were approximately $214,000. Contingent payments of approximately $120,000 and $124,000 were paid during the years ended September 30, 2000 and 1999, respectively, and were based on the achievement of performance targets and the continued employment of certain key employee/sellers with the Company. These payments were recorded as compensation charge related to business combinations at the time it was deemed probable that such payments would be made. In addition, 48,768 shares of the Company's Class B common stock, valued as of the date of the acquisition at approximately $701,000, were deposited in an escrow account and were released over a three-year period. The value of these shares was reflected as deferred compensation on the balance sheet and was amortized over the three-year vesting period. Approximately 16,000 of these shares were released from escrow in March 2001, March 2000 and March 1999, respectively. As of September 30, 2001, approximately $701,000 of compensation expense has been amortized and goodwill and other intangible assets of approximately $692,000 (converted into U.S. dollars using the September 30, 2001 exchange rate) are being amortized over a six-year period.

    Effective August 1, 1998, the Company acquired certain assets and liabilities of Infact Pty Limited as trustee of the Infact Unit Trust ("Infact"), an Australian entity which provided information technology consulting services. The initial purchase price was approximately $3,242,000, tangible assets acquired were approximately $23,000 and liabilities assumed were approximately $156,000 (all converted into U.S. dollars as of the date of the acquisition). Additional acquisition costs of $57,000 were incurred. As of September 30, 2001, goodwill and other intangible assets of approximately $3,857,000 (converted into U.S. dollars using the September 30, 2001 exchange rate) are being amortized over a period of 8 to 15 years. Contingent payments of approximately $794,000 and $1,008,000 in cash and stock were earned during the years ended September 30, 2000 and 1999, respectively. Approximately $233,000 and $246,000 of these contingent payments were contingent upon employment and were expensed during the periods as a compensation charge related to business combination and the remaining $561,000 and $762,000 was recorded as additional purchase price. The performance targets specified the achievement of certain levels of profit before taxes and revenues of the continuing business measured annually. There are no further contingent payments associated with this acquisition.

    Effective November 30, 1998, the Company acquired all the issued and outstanding capital stock of Midas Computer Software Limited ("Midas"), a United Kingdom entity which provided data warehouse migration services. The initial purchase price totaled approximately $3,907,000 (converted into U.S. dollars as of the date of the acquisition), of which approximately $2,579,000 was paid in cash and acquisition costs and approximately $1,328,000 was recorded as a result of the issuance of shares of Class B common stock with a guaranteed minimum value of approximately $1,317,000 (converted into U.S. dollars using the September 30, 1999 exchange rates) three years from the effective date of the acquisition. Additional acquisition costs of $374,000 were incurred. Tangible assets acquired were approximately $1,813,000 and

F–19

liabilities assumed were approximately $1,692,000. In March 2000, the Company sold Midas for approximately $3.7 million (based on an exchange rate of GBP 0.64 to US $1.00), net of estimated selling expenses. See Note 9.

    Effective January 1, 1999, the Company acquired all the issued and outstanding capital stock of ADC Consultants Pty Limited ("ADC Consultants"), an Australian entity that provided data management services. The initial purchase price was approximately $2,565,000 in cash (converted into U.S. dollars as of the date of the acquisition). Total liabilities assumed were $310,000 and tangible assets acquired were $365,000. During fiscal years ended September 30, 2001 and 2000, the Company made contingent payments of approximately $395,000 in cash and $873,000 in cash and shares of Class B common stock, respectively. Additional contingent payments of up to approximately $393,000 (based on the September 30, 2001 exchange rate of AU $2.04 to US $1.00) may be accrued and paid in cash and shares of Class B common stock based on the acquired business achieving certain levels of revenues and profits before taxes for the twelve months ended December 31, 2001. Contingent payments will be accrued when earned and recorded as additional purchase price. As of September 30, 2001, goodwill and other intangible assets of approximately $3,196,000 (converted into U.S. dollars using the September 30, 2001 exchange rate) are being amortized over a period of 8 years.

    Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of Service Design Associates, Inc. ("SDA"), an Indiana corporation that provided payment processing, policy and IT systems services for state and local government child support agencies. The initial purchase price was approximately $4,351,000. Total liabilities assumed were approximately $1,087,000. Total tangible assets acquired were approximately $415,000. As of September 30, 2001, goodwill and other intangible assets of approximately $9,170,000 are being amortized over a period of 8 years. Contingent payments of approximately $1,416,000 and $2,493,000 were accrued during the years ended September 30, 2001 and 2000, respectively. Contingent payments were accrued when earned and recorded as additional purchase price. In May 2001, the Company issued approximately 134,000 shares of Class B common stock as payment for approximately $1,184,000 of the contingent payments earned. As of September 30, 2001, there are no further contingent payments to be accrued. In connection with the acquisition, the Company caused a standby letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company. During the year ended September 30, 2000, $500,000 of the contingent payments earned were paid to reduce this obligation. In lieu of a $300,000 standby letter of credit, the Company pledged a certificate of deposit to secure the remaining $300,000. In August 2001, the bank called approximately $238,000 of the certificate of deposit and the balance was returned to the Company.

    Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., a leading provider of training services to the information technology professionals of Fortune 1000 companies and other major corporations. The initial purchase price was $1,713,000 in cash. Additional acquisition costs of $95,000 were incurred. Total liabilities assumed were $71,000 and tangible assets acquired were $131,000. Shares of Class B common stock equal to $1.5 million based on the average closing price of Class B common stock for the five trading days preceding the agreement date of April 6, 1999, were placed in an escrow account. As of September 30, 2001, contingent performance requirements were not met and the shares were returned to the Company and canceled. The Company has no further contingent payments associated with this acquisition. As of September 30, 2001, goodwill and other intangible assets of approximately $1,754,000 are being amortized over a period of 8 years.

F–20

    Effective October 1, 1999, the Company acquired all the issued and outstanding stock of Simsion Bowles & Associates ("Simsion Bowles"), an Australian entity that provided business process reengineering and integration of e-commerce consulting services. The initial purchase price was approximately $2,567,000 (converted into U. S. dollars as of the date of the acquisition) in cash, including $441,000 in estimated acquisition costs. Contingent payments of approximately $167,000 and $554,000 were earned during the years ended September 30, 2001 and 2000, respectively. Additional contingent payments of up to approximately $1,076,000 (based on the September 30, 2001 exchange rate of AU $2.04 to US $1.00) may be paid in cash and shares of Class B common stock over the next fiscal year based on the acquired business achieving certain performance targets. Contingent payments will be accrued when earned and recorded as additional purchase price. Goodwill and other intangible assets of approximately $2,554,000 (converted to U.S. dollars using the September 30, 2001 exchange rate) are being amortized over an eight- to ten-year period.

    Effective March 1, 2000, the Company acquired certain assets and assumed certain liabilities of The SCA Group, Inc., an Illinois corporation, and Harris Chapman, a Florida corporation (The SCA Group, Inc. and Harris Chapman, collectively referred to as "SCA"). The initial purchase price was approximately $16,290,000 in cash, including $357,000 in estimated acquisition costs. Approximately $13,097,000 of the initial purchase price had been paid as of September 30, 2001 and the remainder will be paid on specified dates in the future. SCA was a business process reengineering and management consulting firm with expertise in health care, financial services, insurance and utilities sectors. Total tangible assets acquired were approximately $747,000 and liabilities assumed were approximately $581,000. As of September 30, 2001, goodwill and other intangible assets of approximately $17,958,000 are being amortized over a period of six to ten years. Contingent payments of $1,833,000 were accrued during the year ended September 30, 2000 and paid in May 2001. Additional contingent payments of up to approximately $5,332,000 in cash may be paid to SCA upon the achievement of certain revenue and earnings performance targets over the period ending February 2003. Contingent payments will be accrued when earned and recorded as additional purchase price.

    Effective July 1, 2001, the Company acquired certain assets and assumed certain liabilities of The Point Group Companies, Inc. ("Point Group") for approximately $1,926,000 in cash and shares of Class B common stock, including $200,000 in estimated acquisition costs. Approximately $1,144,000 of the initial purchase price had been paid in cash and approximately 21,000 shares of Class B common stock valued at approximately $207,000 had been issued. The number of shares was calculated using the average closing price of the Class B common stock for the five trading days ended June 29, 2001. The remainder of the purchase price will be paid in shares of Class B common stock in January 2002. Point Group was a corporation that specialized in the criminal justice and public safety and health and human services state and local vertical markets. Total tangible assets acquired were approximately $1,675,000, intangible assets acquired were approximately $600,000 and liabilities assumed were approximately $349,000. Intangible assets include noncompete agreements and are being amortized over their estimated useful lives of three years and goodwill of approximately $450,000 was assigned to the U.S. Government Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with SFAS 141, the Company is not amortizing goodwill for this acquisition. Additional contingent payments of up to approximately $2,820,000 in cash and shares of Class B common stock may be paid to Point Group upon the achievement of certain revenue and earnings performance targets over the period ending May 31, 2004. Contingent payments will be accrued when earned and recorded as additional purchase price. The results of operations of Point Group are included in the accompanying consolidated financial statements

F–21

beginning July 1, 2001. The results of operations for Point Group periods prior to the acquisition were not material to the Company and accordingly, proforma results of operations have not been presented.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$906
Equipment and software	709
Goodwill	450
Other acquired intangibles	150
Other assets	60

Total assets acquired	2,275
Current liabilities	(349)

Net assets acquired	$1,926

    For the year ended September 30, 1999, the Company recorded a charge to earnings for the $4.0 million purchase of the exclusive worldwide licensing rights to components of a large scale, enterprise-wide commercial billing system the Company was developing for a client, which had not reached technological feasibility and had no alternative future use. The license, which was effective May 19, 1999, includes all additions, enhancements, and improvements to the software to the extent that the Company is employed by the licensor to make such changes in the future. The software was completed during fiscal year 2000. This software would require significant customization prior to sale to a customer.

    The accompanying consolidated financial statements include the results of operations of these acquired businesses for periods subsequent to the respective acquisition dates.

9.  OTHER NONRECURRING CHARGES

    In March 2000, the Company completed the sale of its subsidiary, Midas Computer Software Limited ("Midas") for approximately $3.7 million (based on an exchange rate on the closing date of GBP 0.64 to US $1.00), net of estimated selling expenses. The gross proceeds, including repayment of intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring loss of approximately $1.3 million as a result of the sale of Midas.

    In April 2000 and December 1999, the Company recorded severance expense related to former officers totaling approximately $907,000.

10.  RELATED PARTY TRANSACTIONS

Notes Receivable

    The Company has outstanding notes receivable from certain officers and employees of the Company as of September 30, 2001 and 2000, which total approximately $1,327,000 and $1,280,000, respectively. These notes bear interest at rates ranging from 4.33% to 7.18% and have due dates ranging from one to ten years. Certain of these notes are being forgiven in accordance with the terms of the officers' and

F–22

employees' agreements and have a remaining aggregate balance of approximately $127,000 at September 30, 2001.

    Notes receivable from a shareholder issued in connection with the exercise of options to purchase shares of Class B common stock are due in February 2007, bear interest at 6.99%, are secured and full recourse, and have a balance of approximately $1,773,000 as of September 30, 2001. The shareholder has pledged a total of approximately 301,000 shares of Class A common stock as collateral for these notes and other notes of the shareholder with a combined balance as of September 30, 2001 of approximately $2,192,000. As of September 30, 2001, the pledged stock had a market value of approximately $3,609,000.

11.  SEGMENT AND GEOGRAPHIC AREAS

    Financial information by geographic area is as follows:

	Year Ended September 30,
	2001	2000	1999
	(in thousands)
Revenues:
United States	$81,507	$69,366	$60,989
Australia	20,607	26,452	20,091
United Kingdom	14,534	13,606	10,896

Total	$116,648	$109,424	$91,976

Income (loss) from operations:
United States	$10,164	$2,911	$224
Australia	(1,856)	371	1,279
United Kingdom	86	834	(1,174)

Total	$8,394	$4,116	$329

	September 30,
	2001	2000	1999
	(in thousands)
Identifiable assets:
United States	$86,172	$73,985	$55,629
Australia	17,454	21,502	20,772
United Kingdom	2,074	5,675	7,543

Total	$105,700	$101,162	$83,944

    The Company offers its services to clients across all strategic business units under four broad delivery offering categories: systems design and integration ("Systems"), transaction processing, business process

F–23

outsourcing ("BPO") and business process reengineering ("BPR"). Revenue contributed by delivery offering is as follows:

	Year Ended September 30,
	2001	2000	1999
	(in thousands)
Systems	$34,520	$39,761	$65,208
Transaction processing	27,664	22,415	4,928
BPO	25,042	17,826	7,577
BPR	21,829	17,082	2,027
Other	7,593	12,340	12,236

Total	$116,648	$109,424	$91,976

Segment Reporting

    The Company is managed through four reportable segments: U. S. Commercial Services, U. S. Government Services, Australian Operations and United Kingdom Operations. The U. S. Commercial Services segment provides Systems, BPO and BPR services to Fortune 1000 clients in the United States. The U.S. Government Services segment provides Systems, transaction processing, BPO and BPR services to federal, state and local government entities in the United States. The Australian Operations segment provides Systems, BPO and BPR services to clients in the public and private sectors in Australia. The United Kingdom Operations segment provides Systems, BPO and BPR services to clients in the public and private sector in the United Kingdom.

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

	U.S. Commercial Services	U.S. Government Services	Australian Operations	United Kingdom Operations	Total
	(in thousands)
Year ended September 30, 2001:
Revenues	$27,301	$54,206	$20,607	$14,534	$116,648
Gross profit	12,483	21,763	7,220	3,246	44,712
Year ended September 30, 2000:
Revenues	20,031	49,335	26,452	13,606	109,424
Gross profit	8,015	20,366	9,822	4,509	42,712
Year ended September 30, 1999:
Revenues	31,515	29,474	20,091	10,896	91,976
Gross profit	14,241	10,222	7,923	3,354	35,740

F–24

12.  INCOME TAXES

    The domestic and foreign components of income before income taxes are as follows:

	Year Ended September 30,
	2001	2000	1999
	(in thousands)
United States	$11,720	$4,864	$1,771
Foreign	(2,619)	151	(121)

Total	$9,101	$5,015	$1,650

	September 30,
	2001	2000
	(in thousands)
Deferred tax liabilities	$302	$244
Deferred tax assets:
Accrued expenses	674	700
Accrued revenue	237	288
Depreciation	386	143
Intangibles	2,165	718
Accounts receivable allowance	109	80
Purchased in-process technology	562	1,068
Foreign tax credit carryforward	215	274
Valuation allowance	(215)	(274)

Total deferred tax assets	4,133	2,997

Net deferred tax assets	$3,831	$2,753

    At September 30, 2001, the Company had approximately $215,000 of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax. Such foreign tax carryforwards will begin to expire in 2004. The benefit from the foreign tax carryforwards may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.

F–25

    Significant components of the provision for income taxes are as follows:

	Year Ended September 30,
	2001	2000	1999
	(in thousands)
Current:
Federal	$3,988	$686	$3,112
State	495	156	378
Foreign	144	988	385

	4,627	1,830	3,875

Deferred (benefit):
Federal	(965)	775	(2,891)
State	(113)	91	(340)

	(1,078)	866	(3,231)

Total provision for income taxes	$3,549	$2,696	$644

    The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended September 30,
	2001	2000	1999
U.S statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.5%	5.0%	4.0%
Tax exempt interest income	(2.1)%	(3.7)%	(20.5)%
Tax effect of foreign operations	3.6%	6.2%	19.6%
Disposition of foreign subsidiary	—	9.8%	—
Other	—	2.5%	1.9%

Effective tax rate	39.0%	53.8%	39.0%

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

14.  SUBSEQUENT EVENTS (UNAUDITED)

    On November 29, 2001, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission pursuant to which the Company is proposing to offer 3,000,000 shares of Class B common stock and shareholders are proposing to offer 300,000 shares of Class B common stock.

F–26

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: November 29, 2001	By:	/s/ JAMES L. BILDNER Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Bildner and Laura B. DePole, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES L. BILDNER James L. Bildner	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	November 29, 2001
/s/ LAURA B. DEPOLE Laura B. DePole	Chief Financial Officer (principal financial officer and principal accounting officer)	November 29, 2001
/s/ SAMUEL CABOT III Samuel Cabot III	Director	November 29, 2001
/s/ MORGAN GUENTHER Morgan Guenther	Director	November 29, 2001
/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Director	November 29, 2001
/s/ WILLIAM VAN FAASEN William Van Faasen	Director	November 29, 2001

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders of
Tier Technologies, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated October 25, 2001 appearing in the 2001 Annual Report to Shareholders of Tier Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 25, 2001

S–1

TIER TECHNOLOGIES, INC.

SCHEDULE II
(in thousands)

	Balance at Beginning of Period	Additions	Write-offs	Foreign Currency Translation Adjustment	Balance at End of Period
Year Ended September 30, 2001 Allowance for doubtful receivables	$221	$127	$(46)	$(4)	$298
Year Ended September 30, 2000 Allowance for doubtful receivables	2,285	104	(2,162)	(6)	221
Year Ended September 30, 1999 Allowance for doubtful receivables	260	2,243	(218)	—	2,285

S–2

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (7)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Class B common stock Certificate (2)
4.2
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Class B common stock of the Registrant
10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (12)*
10.2	Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated as of October 1, 2000 (12)*
10.3	Investors' Rights Agreement by and among the Registrant and holders of the Registrant's Series A Convertible Preferred Stock, dated as of July 28, 1997 (2)*
10.4	Stock Purchase Agreement by and among the Registrant and holders of the Registrant's Series A Convertible Preferred Stock, dated as of July 28, 1997 (2)*
10.5	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of December 31, 1996 (2)
10.6	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997 (2)
10.7	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997 (2)
10.8	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997 (2)
10.9	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997 (2)
10.10
Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (3)
10.11
Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (3)
10.12	Office Lease by and between Urban West Business Park, Colony MB Partners, L.P., as Landlord, and Tier Corporation, a California Corporation, as Tenant, as amended July 29, 1997 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Tier Corporation 401(k) Plan, Summary Plan Description (10)
10.15	Employee Stock Purchase Plan (1)*
10.16	Voting Trust Agreement (2)
10.17	Form of Buy-Sell Agreement between James L. Bildner and William G. Barton (1)

S–3

10.18	Full Recourse Promissory Note by and between the Registrant and James R. Weaver, dated as of May 22, 1998 (4)
10.19	Full Recourse Promissory Note by and between the Registrant and James R. Weaver, dated as of May 22, 1998 (4)
10.20	Agreement for provision of consulting services by and between the Registrant and the State of New Jersey, division of Family Development (5)
10.21	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (6)
10.22	Second Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (6)
10.23	Third Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (6)
10.24	Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of Human Resources. (6)
10.25	Contract, dated as of May 27, 1999, by and between the Registrant and the State of Tennessee Department of Human Services. (6)
10.26	Contract for Goods and/or Services, dated August 10, 1999, by and between the Registrant and the Government of the District of Columbia. (8)
10.27	Alliance Agreement in Support of Project Uxbridge dated September 1, 1999, by and between Tier Technologies (United Kingdom) Inc. and Siemens Business Services Limited. (8)
10.28	Employment Agreement by and between the Registrant and James R. Weaver, dated April 19, 1999. (8)*
10.29
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1). (9)
10.30
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1). (9)
10.31
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1). (9)
10.32	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (9)
10.33	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 26, 2000 (11)
10.34	Credit Agreement dated as of August 25, 2000 by and between the Registrant and Imperial Bank (11)
10.35	Full Recourse Promissory Note by and between the Registrant and James Weaver, dated as of September 18, 2000 (11)

S–4

10.36	Bank of America Guaranty Cancellation (12)
10.37	Incentive Compensation Plan (12)*
10.38	Full Recourse Promissory Note by and between the Registrant and Laura B. DePole, dated as of August 21, 2001
10.39	First Modification to Credit Agreement as of June 18, 2001 by and between the Registrant and Imperial Bank
10.40	Second Modification to Credit Agreement as of September 19, 2001 by and between the Registrant and Imperial Bank
10.41	Employment Agreement by and between the Registrant and Richard E. Kristensen, dated *
10.42	Amendment to Employment Agreement by and between the Registrant and Richard E. Kristenesen, effective as of May 1, 2001*
10.43	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver*
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
*
Management contract or compensatory plan required to be filed as an exhibit to this report.

(1)
Filed as an exhibit to Form S-1/A (No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.

(2)
Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.

(3)
Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference.

(4)
Filed as an exhibit to Form 10-Q, filed August 14, 1998, and incorporated herein by reference.

(5)
Filed as an exhibit to Form 10-Q, filed May 13, 1999, and incorporated herein by reference.

(6)
Filed as an exhibit to Form 10-Q, filed August 13, 1999, and incorporated herein by reference.

(7)
Filed as an exhibit to Form 10-K, filed December 21, 1998, and incorporated herein by reference.

(8)
Filed as an exhibit to Form 10-K, filed December 10, 1999, and incorporated herein by reference.

(9)
Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

(10)
Filed as an exhibit to Form S-8 (No. 333-42082), filed on July 24, 2000, and incorporated herein by reference.

(11)
Filed as an exhibit to Form 10-K, filed December 6, 2000, and incorporated herein by reference.

(12)
Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference.

S–5

QuickLinks

TIER TECHNOLOGIES, INC. FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  GENERAL
  INDUSTRY OVERVIEW
  BUSINESS STRATEGY
  Focus on non-discretionary markets
  Build recurring revenue streams
  Leverage proprietary applications
  Leverage expertise in primary vertical markets
  Provide end-to-end solutions
  Actively brand our company, corporate values and applications
  Attract and retain high value employees
  Develop strategic relationships and make selected acquisitions
  SERVICES
  Systems design and integration
  Transaction processing
  Business process outsourcing
  Business process reengineering
  CLIENTS
  SALES AND MARKETING
  HUMAN RESOURCES
  COMPETITION
  INTELLECTUAL PROPERTY RIGHTS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS TIER TECHNOLOGIES, INC.
TIER TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
TIER TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
TIER TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TIER TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY
Report of Independent Accountants on Financial Statement Schedules
TIER TECHNOLOGIES, INC. SCHEDULE II (in thousands)
EXHIBIT INDEX