Form 10-Q
period 2001-12-31
TIER TECHNOLOGIES INC
filed 2002-02-13
CIK 1045150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3145844 (I.R.S. Employer Identification No.)

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

(1) Yes /x/ No / /	(2) Yes /x/ No / /

As of January 31, 2002, the number of shares outstanding of the Registrant's Class A Common Stock was 977,754 and the number of shares outstanding of the Registrant's Class B Common Stock was 16,966,017.

This report contains a total of 24 pages of which this page is number 1.

TIER TECHNOLOGIES, INC.
FORM 10-Q

TABLE OF CONTENTS

Part I—FINANCIAL INFORMATION

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may", "will", "intends", "plans", "believes", "anticipates", "expects", "estimates", "shows", "predicts", "potential", "continue", or "opportunity", the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under "Factors That May Affect Future Results" beginning on page 15, that could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2001	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$86,079	$13,889
Short-term investments	12,450	9,104
Accounts receivable, net	27,643	29,900
Prepaid expenses and other current assets	5,626	3,419

Total current assets	131,798	56,312
Equipment and software, net	6,453	5,331
Notes and accrued interest receivable from related parties	2,024	2,011
Goodwill and other acquired intangible assets, net	35,396	35,940
Other assets	5,734	6,106

Total assets	$181,405	$105,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,143	$1,880
Accrued liabilities	7,064	2,785
Accrued subcontractor expenses	884	1,315
Accrued compensation and related liabilities	3,948	4,259
Purchase price payable	5,009	4,858
Other current liabilities	1,020	2,459

Total current liabilities	19,068	17,556
Long-term debt, less current portion	7,689	8,690
Other liabilities	1,005	1,302

Total liabilities	27,762	27,548

Commitments and contingent liabilities
Shareholders' equity:
Common stock, no par value	144,662	70,900
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(4,796)	(5,328)
Retained earnings	15,550	14,353

Total shareholders' equity	153,643	78,152

Total liabilities and shareholders' equity	$181,405	$105,700

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2001	2000
Revenues	$27,393	$30,645
Cost of revenues	16,824	19,872

Gross profit	10,569	10,773
Costs and expenses:
Selling and marketing	1,714	1,659
General and administrative	5,147	5,262
Depreciation and amortization	1,885	1,788

Income from operations	1,823	2,064
Interest income (expense), net	94	220

Income before income taxes	1,917	2,284
Provision for income taxes	719	948

Net income	$1,198	$1,336

Basic net income per share	$0.09	$0.11

Shares used in computing basic net income per share	13,728	12,488

Diluted net income per share	$0.08	$0.11

Shares used in computing diluted net income per share	15,144	12,664

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2001	2000
Net cash provided by (used in) operating activities	$6,065	$(250)

Investing activities:
Purchases of equipment and software	(547)	(644)
Notes and accrued interest receivable from related parties	(101)	(166)
Repayment on notes and accrued interest receivable from related parties	260	114
Business combinations, net of cash acquired	(641)	(5,932)
Purchases of available-for-sale securities	(5,449)	(4,589)
Sales of available-for-sale securities	—	2,804
Maturities of available-for-sale securities	2,103	4,860
Other assets	85	—

Net cash used in investing activities	(4,290)	(3,553)

Financing activities:
Borrowings under bank lines of credit	—	5,000
Payment of borrowings on bank lines of credit	(1,259)	—
Net proceeds from issuance of Class B common stock	71,818	88
Payments on capital lease obligations, other financing arrangements and notes payable to shareholders	(297)	(82)

Net cash provided by financing activities	70,262	5,006

Effect of exchange rate changes on cash	153	35

Net increase in cash and cash equivalents	72,190	1,238
Cash and cash equivalents at beginning of period	13,889	10,256

Cash and cash equivalents at end of period	$86,079	$11,494

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$129	$121

Income taxes paid (refunded), net	$991	$247

Supplemental disclosure of non-cash transactions:
Equipment acquired under financing arrangements	$1,626	$—

Conversion of Class A common stock to Class B common stock	$—	$171

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on November 29, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended December 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2002 or any future period, and the Company makes no representations related thereto.

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

NOTE 2—REVENUE RECOGNITION

        The Company derives revenues from professional consulting and processing services and software license fees. The Company bills clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Revenues pursuant to time and materials contracts are generally recognized as services are performed. Revenues pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs. Revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis. Revenues from software licenses that include significant implementation services are recognized on the percentage-of-completion method of accounting. Revenues from software licenses that do not include significant implementation services are recognized upon shipment when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement.

        Pursuant to Financial Accounting Standards Board staff announcement (Topic No. D-103), revenue includes reimbursable expenses. The impact of including reimbursable expenses in revenue was not material to the condensed consolidated financial statements. Revenue for the three month period ended December 31, 2000 was recast to include reimbursable expenses.

        Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse impact on the Company's business, financial condition and results of operations. For the three months ended December 31, 2001, revenues from two clients totaled approximately $4,297,000 and $2,834,000 which represented 15.7% and 10.3% of total revenues, respectively.

NOTE 2—REVENUE RECOGNITION (Continued)

        Unbilled receivables arise on a contract when the cumulative recognized revenue exceeds the cumulative amount billed in accordance with the contractual billing terms. Unbilled receivables were $14,732,000 and $12,231,000 at December 31, 2001 and September 30, 2001, respectively, of which approximately $812,000 and $1,091,000, respectively, is not billable for more than one year under the terms of the contract and is included in other long-term assets. The current portion of the unbilled receivables balance is included in accounts receivable. Unbilled receivables for one client accounted for 20.0% of total net accounts receivable at December 31, 2001.

        Worldwide revenues derived from sales to governmental agencies were $18,866,000 and $18,857,000 for the three months ended December 31, 2001 and 2000, respectively.

NOTE 3—ACQUISITIONS

ADC Consultants Pty Ltd

        During the quarter ended December 31, 2001, the Company accrued approximately $318,000 as a result of the achievement of certain performance targets in accordance with the purchase agreement for ADC Consultants Pty Ltd.

NOTE 4—BANK LINES OF CREDIT

        At December 31, 2001, the Company had a $15 million revolving credit facility, of which $15 million may be used for letters of credit. The credit facility has a maturity date of February 28, 2004. The credit facility is collateralized by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("Simsion Bowles") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries, excluding Simsion Bowles. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option and is payable monthly. As of December 31, 2001, the interest rate was approximately 4.7% per annum and the outstanding borrowings were $7.5 million. In addition, standby letters of credit totaling approximately $1,968,000 were outstanding at December 31, 2001. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 2001, the Company was in compliance with all financial ratios.

        At December 31, 2001, the Company also had a $2.5 million non-revolving line of credit for financing capital expenditures, of which $250,000 can be used for capital expenditures in foreign countries. This credit facility has a maturity date of February 28, 2005. Interest is paid on either the adjusted LIBOR rate plus 2.75% or the lender's announced prime rate plus 0.5%, at the Company's option. As of December 31, 2001, the Company had no borrowings under this line of credit.

        At December 31, 2001, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.0 million revolving line of credit with St. George Bank Limited of Australia (based on a December 31, 2001 exchange rate of AU $1.96 to US $1.00). The line of credit bears interest at fixed rates that are set at the time

NOTE 4—BANK LINES OF CREDIT (Continued)

of each drawdown on the line and interest is payable monthly. As of December 31, 2001, there was no outstanding balance on the line of credit. The credit facility also provides for the issuance of letters of credit up to $148,000. Letters of credit totaling $140,000 were outstanding as of December 31, 2001. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of December 31, 2001, the Company's Australian subsidiary was not in compliance with certain provisions of this credit facility; however, the bank waived such noncompliance.

NOTE 5—NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,
	2001	2000
	(in thousands, except per share data)
Numerator:
Net income	$1,198	$1,336

Denominator for basic net income per share-weighted average common shares outstanding	13,728	12,488
Effects of dilutive securities:
Common stock options	1,371	160
Common stock contingently issuable	45	16

Denominator for diluted net income per share-adjusted weighted average common shares and assumed conversions	15,144	12,664

Basic net income per share	$0.09	$0.11

Diluted net income per share	$0.08	$0.11

        Options to purchase approximately 46,000 shares of Class B common stock at prices ranging from $17.00 to $17.81 per share were not included in the computation of diluted net income per share for the three months ended December 31, 2001 because the options' exercise prices were greater than the average market price of the shares for this period. Options to purchase approximately 2,662,000 shares of Class B common stock at prices ranging from $6.31 to $17.81 per share were not included in the computation of diluted net income per share for the three months ended December 31, 2000 because the options' exercise prices were greater than the average market price of the shares for this period.

NOTE 6—COMPREHENSIVE INCOME

        The Company's comprehensive income was as follows:

	Three Months Ended December 31,
	2001	2000
	(in thousands)
Net income	$1,198	$1,336
Foreign currency translation adjustment	532	363

Comprehensive income	$1,730	$1,699

NOTE 7—SHAREHOLDERS' EQUITY

        In December 2001, the Company completed a public offering of 4,000,000 shares of its Class B common stock at $20.00 per share. Of those shares, 3,600,000 shares were sold by the Company and 400,000 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $68,632,000 after deducting the underwriter's discount, commissions and related issuance costs. The Company used approximately $1,259,000 of the proceeds to repay borrowings under the St. George Bank credit facility.

NOTE 8—SEGMENT INFORMATION

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

	U.S. Commercial Services	U.S. Government Services	Australian Operations	United Kingdom Operations	Total
	(in thousands)
Three Months Ended December 31, 2001:
Revenues	$4,844	$17,641	$4,383	$525	$27,393
Gross profit	2,210	6,644	1,551	164	10,569
Three Months Ended December 31, 2000:
Revenues	$7,326	$12,016	$5,215	$6,088	$30,645
Gross profit	3,159	4,608	1,696	1,310	10,773

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal year beginning after March 15, 2001. The Company will adopt the pronouncement as of October 1, 2002. The Company expects depreciation and amortization expense to decrease as a result of the adoption of SFAS 142. The Company has not yet determined if an impairment charge will result from the adoption of SFAS 142.

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

NOTE 10—SUBSEQUENT EVENT

        In January 2002, the underwriters for the Company's public offering exercised their over-allotment option to purchase an additional 600,000 shares of Class B common stock at the public offering price of $20 per share. Of those shares, 540,000 were sold by the Company and 60,000 were sold by certain selling shareholders. Net proceeds to the Company were approximately $10,352,000.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a vertically focused provider of end-to-end business solutions to national, multinational and public sector clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—state and local government, healthcare, insurance and utilities. Our revenues decreased to $27.4 million in the three months ended December 31, 2001 from $30.6 million in the three months ended December 31, 2000. A significant portion of our revenues are derived from sales to government agencies. For the three months ended December 31, 2001, approximately 68.9% of the Company's revenues were derived from sales to government agencies, as compared to 61.5% for the three months ended December 31, 2000. Our workforce, composed of employees, independent contractors and subcontractors, has decreased to 876 on December 31, 2001 from 976 on December 31, 2000.

        We derive revenues primarily from professional consulting and processing services and software license fees. We bill clients on either a time and materials basis, a fixed price basis or a per-transaction basis. We recognize time and materials revenues as we perform services and incur expenses. We recognize fixed price revenues using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize revenues from transaction-based contracts based on fees charged on a per-transaction basis. We recognize revenues from software licenses that include significant implementation services on the percentage-of-completion method of accounting. We recognize revenues from software licenses that do not include significant implementation services upon shipment when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. The percentage of our revenues generated on a fixed price basis was 44.6% for the three months ended December 31, 2001 and 16.5% for the three months ended December 31, 2000. The percentage of our revenues generated on a per-transaction basis was 28.0% for the three months ended December 31, 2001 and 25.0% for the three months ended December 31, 2000. We believe that the percentage of total revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price and per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software, or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

        We have derived a significant portion of our revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended December 31, 2001, State of Missouri accounted for 15.7% of the Company's revenues and Health Care Service Corporation accounted for 10.3% of the Company's revenues. We anticipate that a substantial portion of our revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

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

        From December 1996 through December 31, 2001, we made 16 acquisitions for a total cost of approximately $57.4 million using cash, shares of Class B common stock and debt, excluding future contingent payments. We also incurred $2.6 million in cumulative compensation charges related to business combinations resulting from these acquisitions. Generally, we record contingent payments as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with us, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped us to expand our operations in the United States, to establish our international operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

        International operations accounted for 17.9% of our revenues for the three months ended December 31, 2001 and 36.9% for the three months ended December 31, 2000. We believe that the percentage of total revenues attributable to international operations will decrease due to the nearing completion of projects under our consulting agreement with Siemens Business Services Limited and the resulting discontinuation of our United Kingdom operations, as well as continued growth of our U.S. operations. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Results of Operations

        The following table summarizes our operating results as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,
	2001	2000
Revenues	100.0%	100.0%
Cost of revenues	61.4	64.8

Gross profit	38.6	35.2
Costs and expenses:
Selling and marketing	6.2	5.4
General and administrative	18.8	17.2
Depreciation and amortization	6.9	5.8

Income from operations	6.7	6.8
Interest income (expense), net	0.3	0.7

Income before income taxes	7.0	7.5
Provision for income taxes	2.6	3.1

Net income	4.4%	4.4%

Three Months Ended December 31, 2001 and December 31, 2000

        Revenues.    We generate revenues primarily by providing professional consulting and processing services on client engagements and from software license fees. Revenues decreased 10.6% to $27.4 million for the three months ended December 31, 2001 from $30.6 million in the three months ended December 31, 2000. This decrease resulted primarily from the completion of projects under the Alliance Agreement with Siemens Business Services, partially offset by an increase in U.S. Government Services revenues.

        Gross Profit.    Gross profit represents revenue net of cost of revenues. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also includes facility, equipment and direct overhead costs. Cost of revenues includes $565,000 of depreciation and amortization for the three months ended December 31, 2001 and $379,000 for the three months ended December 31, 2000. Gross profit decreased 1.9% to $10.6 million for the three months ended December 31, 2001 from $10.8 million for the three months ended December 31, 2000. Gross profit margin increased to 38.6% for the three months ended December 31, 2001 as compared to 35.2% for the three months ended December 31, 2000. This increase resulted primarily from increased revenue from U.S. operations which had higher gross profit margins than United Kingdom and Australian operations.

        Selling and Marketing.    Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses remained consistent at $1.7 million for the three months ended December 31, 2001 and 2000. As a percentage of revenues, selling and marketing expenses increased to 6.2% for the three months ended December 31, 2001 from 5.4% for the three months ended December 31, 2000. We expect selling and marketing expenses to increase in future quarters as we continue to make investments in our marketing and branding initiatives and our business development efforts.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, staffing, accounting and finance, legal, facilities and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 2.2% to $5.1 million for the three months ended December 31, 2001 from $5.3 million for the three months ended December 31, 2000. As a percentage of revenues, general and administrative expenses increased to 18.8% for the three months ended December 31, 2001 from 17.2% for the three months ended December 31, 2000. Included in general and administrative expenses is compensation charge related to business combinations of $58,000 for the three months ended December 31, 2000. These charges resulted from the amortization of the value of shares to be released over a three year period in connection with the acquisition of Simpson Fewster & Co. Pty Limited. We expect future general and administrative expenses to decline as a percentage of revenues.

        Depreciation and Amortization.    Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of goodwill and other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in cost of revenues. Depreciation and amortization increased 5.4% to $1.9 million for the three months ended December 31, 2001 from $1.8 million for the three months ended December 31, 2000. As a percentage of revenues, depreciation and amortization increased to 6.9% for the three months ended December 31, 2001 from 5.8% for the three months ended December 31, 2000. The increase in total depreciation and amortization expense was primarily attributable to the amortization of increased intangible assets from business combinations. We expect that depreciation and amortization will continue to increase in this fiscal year in absolute dollars, and decrease in the fiscal year ending September 30, 2003 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        Interest Income (Expense), Net.    Net interest income decreased 57.3% to $94,000 for the three months ended December 31, 2001 compared to net interest income of $220,000 for the three months ended December 31, 2000. This decrease was primarily attributable to interest expense incurred on bank borrowings and lower interest rates earned on investments.

        Provision for Income Taxes.    The provision for income taxes was $719,000 for the three months ended December 31, 2001 and $948,000 for the three months ended December 31, 2000. Our effective tax rate was 37.5% for the three months ended December 31, 2001 and 41.5% for the three months ended December 31, 2000. The effective tax rate in the upcoming quarters and for the year ending September 30, 2002 may vary due to a variety of factors, including, the relative income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Liquidity and Capital Resources

        Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on February 28, 2004 of which $15.0 million may be used for letters of credit. The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("Simsion Bowles") and ADC Consultants Pty Ltd., including a pledge of 65% of the stock of our subsidiaries excluding Simsion Bowles. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt, and a prohibition on our repurchasing our common stock. The credit facility requires the Company to maintain certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. As of December 31, 2001, the Company was in compliance with the covenants of the credit facility. As of December 31, 2001, the interest rate was approximately 4.7% and outstanding borrowings totaled $7.5 million.

        As of December 31, 2001, we also had a $2.5 million non-revolving line of credit for financing capital expenditures, of which $250,000 can be used for capital expenditures in foreign countries. This credit facility has a maturity date of February 28, 2005. Interest is paid on either the adjusted LIBOR rate plus 2.75% or the lender's prime rate plus 0.5%, at our option. As of December 31, 2001, we had no borrowings under this line of credit.

        We also maintain a credit facility through one of our Australian subsidiaries that includes a $1.0 million revolving line of credit with St. George Bank Limited of Australia (based on a December 31, 2001 exchange rate of AU $1.96 to US $1.00). The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line and interest is payable monthly. As of December 31, 2001, there was no outstanding balance on the line of credit. The credit facility also provides for the issuance of letters of credit up to $148,000. Letters of credit totaling $140,000 were outstanding as of December 31, 2001. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of December 31, 2001, our Australian subsidiary was not in compliance with certain provisions of this credit facility and the bank had waived its noncompliance.

        Net cash provided by operating activities was $6.1 million in the three months ended December 31, 2001 as compared to net cash used in operating activities of $250,000 in the three months ended December 31, 2000. The increase in net cash provided by operating activities is largely attributable to the collection of several large receivable balances in the current quarter.

        Net cash used in investing activities was $4.3 million and $3.6 million in the three months ended December 31, 2001 and December 31, 2000, respectively. The increase in cash used in investing activities is primarily attributable to an increase in investment balances, partially offset by decreased purchase price payments related to business combinations. Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $2.2 million in the three months ended December 31, 2001 and $644,000 in the three months ended December 31, 2000. We anticipate that we will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to enhance our global operations and support our growth, as well as potential expenditures related to new office leases and the establishment of child support payment processing and other transaction processing centers.

        Net cash provided by financing activities totaled $70.3 million in the three months ended December 31, 2001 and $5.0 million in the three months ended December 31, 2000. The net cash provided by financing activities for the three months ended December 31, 2001 resulted primarily from the proceeds from the public offering and the exercise of stock options. The net cash provided by financing activities for the three months ended December 31, 2000 resulted primarily from bank borrowings.

        We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including potential acquisitions, contingent payments earned, new and existing contract requirements, the timing of the receipt of accounts receivable, our ability to draw on our bank facility and employee growth. To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Recent Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We will adopt the pronouncement as of October 1, 2002. We expect depreciation and amortization expense to decrease as a result of the adoption of SFAS 142. We have not yet determined if an impairment charge will result from the adoption of SFAS 142.

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

  •
  demand for our services generated by strategic partnerships and certain prime contractors;

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

  •
  our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and sub-contractors;

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

        For the three months ended December 31, 2001, approximately 68.9% of our revenues were derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political environment that may cause government agencies to terminate projects or divert funds. In addition, revisions to mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

We rely on small numbers of projects, customers and target markets for significant portions of our revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or customers or if conditions in our target markets deteriorate.

        The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project or a project with some of our clients would significantly reduce our revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the three months ended December 31, 2001, State of Missouri accounted for 15.7% of our revenues and Health Care Service Corporation accounted for

10.3% of our revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. If any of our large clients terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could also result in a reduction in our revenues and cash flows.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions under our transaction-based contracts.

        Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on those contracts. During the three months ended December 31, 2001, 44.6% of our revenues were generated on a fixed price basis and 28.0% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction- based contracts will continue to be significant for the foreseeable future.

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

        A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through December 31, 2001, we acquired 16 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

  •
  failure to realize the values of the acquired assets, businesses or projects;

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

        We sometimes perform client engagements using third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. In these situations, we depend on the software, resources and technology of these third parties in order to perform the engagement. Actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could damage our reputation and adversely affect our ability to attract new business. In addition, the refusal or inability of these third parties to permit continued use of their software, resources or technology by us, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services.

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

        Any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers and limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. Our general liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

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

        Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock. The holders of Class A common stock have entered into a voting trust with respect to their shares of Class A common stock, which represents 37.2% of the total common stock voting power at December 31, 2001. All power to vote shares held in the voting trust has been vested in the voting trust's trustee, Mr. James L. Bildner, our chief executive officer. The voting power held in the voting trust combined with the Class B common stock owned by Mr. Bildner and vested options to acquire both Class A and Class B common stock held by Mr. Bildner represented 38.5% of our total common stock voting power outstanding at December 31, 2001. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including, changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

        We have wholly owned subsidiaries in Australia and conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the quarter ended December 31, 2001. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

        We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at December 31, 2001, the fair value of the portfolio would decline by $1,020,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

Exhibit Number	Description
10.44	Full Recourse Unsecured Promissory note by and between the Registrant and Harry Wiggins, dated as of October 22, 2001
10.45	Third Modification to Credit Agreement as of November 28, 2001 by and between the Registrant and Comerica Bank-California, as successor by merger to Imperial Bank

        (b)  Reports on Form 8-K.

        We did not file any reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: February 13, 2002	By:	/s/ LAURA B. DEPOLE Laura B. DePole Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIER TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands)
TIER TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
TIER TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
TIER TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES