Form 10-Q
period 2002-03-31
TIER TECHNOLOGIES INC
filed 2002-05-15
CIK 1045150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of April 30, 2002, the number of shares outstanding of the Registrant's Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant's Class B Common Stock was 17,391,778.

This report contains a total of 33 pages of which this page is number 1.

TIER TECHNOLOGIES, INC.

FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may", "will", "intends", "plans", "believes", "anticipates", "expects", "estimates", "shows", "predicts", "potential", "continue", or "opportunity", the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under "Factors That May Affect Future Results" beginning on page 22, that could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$54,636	$13,174
Short-term investments	24,179	9,104
Accounts receivable, net	26,735	26,209
Prepaid expenses and other current assets	5,222	3,286

Total current assets	110,772	51,773
Equipment and software, net	8,053	4,784
Notes and accrued interest receivable from related parties	2,016	2,011
Goodwill and other acquired intangible assets, net	33,700	24,035
Long-term investments	23,348	—
Other assets	5,040	5,643
Net assets of discontinued operations	3,803	14,332

Total assets	$186,732	$102,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$842	$1,206
Accrued liabilities	6,871	2,528
Accrued subcontractor expenses	460	1,127
Accrued compensation and related liabilities	2,956	3,384
Purchase price payable	5,949	4,691
Other current liabilities	2,630	2,481

Total current liabilities	19,708	15,417
Long-term debt, less current portion	7,756	7,707
Other liabilities	588	1,302

Total liabilities	28,052	24,426

Commitments and contingent liabilities
Shareholders' equity:
Common stock, no par value	159,616	70,900
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(805)	(5,328)
Retained earnings	1,642	14,353

Total shareholders' equity	158,680	78,152

Total liabilities and shareholders' equity	$186,732	$102,578

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues	$22,064	$26,422	$45,074	$51,853
Cost of revenues	12,830	16,982	26,821	33,336

Gross profit	9,234	9,440	18,253	18,517
Costs and expenses:
Selling and marketing	1,286	1,668	2,637	2,994
General and administrative	3,645	4,391	7,736	8,445
Depreciation and amortization	1,345	1,253	2,722	2,543

Income from continuing operations	2,958	2,128	5,158	4,535
Interest income (expense), net	520	230	631	461

Income from continuing operations before income taxes	3,478	2,358	5,789	4,996
Provision for income taxes	1,287	870	2,142	1,849

Income from continuing operations, net of income taxes	2,191	1,488	3,647	3,147
Discontinued operation:
Loss from operations of discontinued operation, net of income taxes	(1,015)	(372)	(1,273)	(695)
Loss on disposal of discontinued operation (including provision of $719 for operating loss during disposal period), net of income taxes	(15,085)	—	(15,085)	—

Loss from discontinued operation, net of income taxes	(16,100)	(372)	(16,358)	(695)

Net income (loss)	$(13,909)	$1,116	$(12,711)	$2,452

Income from continuing operations, net of income taxes:
Per common share	$0.12	$0.12	$0.23	$0.25

Per diluted share	$0.11	$0.11	$0.21	$0.24

Loss from discontinued operation, net of income taxes:
Per common share	$(0.89)	$(0.03)	$(1.03)	$(0.05)

Per diluted share	$(0.83)	$(0.03)	$(0.95)	$(0.05)

Net income (loss)
Per common share	$(0.77)	$0.09	$(0.80)	$0.20

Per diluted share	$(0.72)	$0.08	$(0.74)	$0.19

Shares used in computing basic net income (loss) per share	18,050	12,540	15,865	12,514

Shares used in computing diluted net income (loss) per share	19,337	13,254	17,231	12,942

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended March 31,
	2002	2001
Net cash from continuing operations provided by operating activities	$8,246	$2,057

Investing activities:
Purchases of equipment and software	(1,240)	(724)
Notes and accrued interest receivable from related parties	(100)	(166)
Repayment on notes and accrued interest receivable from related parties	273	141
Business combinations, net of cash acquired	(9,843)	(6,080)
Restricted cash	(4,010)	—
Purchases of available-for-sale securities	(38,911)	(5,524)
Sales of available-for-sale securities	—	3,696
Maturities of available-for-sale securities	4,498	4,964
Other assets	82	—

Net cash from continuing operations used in investing activities	(49,251)	(3,693)

Financing activities:
Borrowings under bank lines of credit	—	5,000
Net proceeds from issuance of Class A and Class B common stock	84,478	429
Payments on capital lease obligations, other financing arrangements and notes payable to shareholders	(732)	(152)

Net cash from continuing operations provided by financing activities	83,746	5,277

Effect of exchange rate changes on cash	122	19

Net cash from continuing operations	42,863	3,660
Net cash used in discontinued operation	(1,401)	(232)

Net increase in cash and cash equivalents	41,462	3,428
Cash and cash equivalents at beginning of period	13,174	8,735

Cash and cash equivalents at end of period	$54,636	$12,163

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$203	$212

Income taxes paid (refunded), net	$1,178	$1,851

Equipment acquired under financing arrangements	$1,633	$—

Assumed liabilities related to business combinations	$2,951	$—

Class B common stock issued in business combinations	$783	$—

Conversion of Class A common stock to Class B common stock	$98	$286

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on November 29, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2002 or any future period, and the Company makes no representations related thereto.

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

        Certain reclassifications have been made to the prior period financial statements to conform to the current period, including the presentation of discontinued operation (See Note 9).

NOTE 2—REVENUE RECOGNITION

        The Company derives revenues from professional consulting, processing services and software license fees. The Company bills clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Revenues pursuant to time and materials contracts are generally recognized as services are performed. Revenues pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated costs. Revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis. Revenues from software licenses that include significant implementation or customization services are recognized on the percentage-of-completion method of accounting. Revenues from software licenses that do not include significant implementation or customization services are recognized upon delivery when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undeliverable elements of the arrangement.

        Pursuant to Financial Accounting Standards Board staff announcement (Topic No. D-103), revenue includes reimbursable expenses. The impact of including reimbursable expenses in revenue was not material to the condensed consolidated financial statements. Revenue for the three and six month periods ended March 31, 2001 was recast to include reimbursable expenses.

        Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

project would have a material adverse effect on the Company's business, financial condition and results of operations. For the three months ended March 31, 2002, revenues from two clients each totaled approximately $3,030,000 and $2,239,000, respectively, which represented 13.7% and 10.1% of total revenues, respectively. For the six months ended March 31, 2002, revenues from three clients each totaled approximately $7,327,000, $4,967,000 and $4,953,000, respectively, which represented 16.3%, 11.0% and 11.0% of the total revenues, respectively. For the three and six months ended March 31, 2001, revenues from one client totaled approximately $6,186,000 and $12,263,000, respectively, which represented 23.4% and 23.6% of total revenues, respectively.

        Unbilled receivables arise on a contract when cumulative revenue recognized exceeds the cumulative amount billed in accordance with contractual billing terms. Unbilled receivables were $12,424,000 and $11,803,000 at March 31, 2002 and September 30, 2001, respectively, of which approximately $532,000 and $1,091,000, respectively, is not billable for more than one year under the terms of the contracts and is included in other long-term assets. The current portion of the unbilled receivable balance is included in accounts receivable. Unbilled receivables for one client accounted for 18.7% of total net accounts receivable at March 31, 2002.

        Worldwide revenues derived from sales to governmental agencies were $34,977,000 and $36,717,000 for the six months ended March 31, 2002 and 2001, respectively.

NOTE 3—ACQUISITIONS

Chayet Communications Group, Inc.

        Effective March 1, 2002, the Company acquired certain assets of Chayet Communications Group, Inc. ("Chayet") for approximately $755,000 in cash and shares of Class B common stock, including approximately $47,000 in estimated acquisition costs. This acquisition will enhance our domain expertise in the healthcare and government markets as Chayet specializes in providing consulting services to these markets. Total tangible assets acquired were approximately $4,000. Goodwill of approximately $751,000 was assigned to the U.S Commercial Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", the Company is not amortizing goodwill for this acquisition. Contingent payments of $1,000,000 in cash may be paid to Chayet upon the achievement of certain performance targets over the period ending February 28, 2005. Additional contingent payments may be paid upon the achievement of certain additional performance targets. Contingent payments will be accrued when earned and recorded as compensation expense since the payments are linked to continued employment. The results of operations of Chayet are included in the accompanying consolidated financial statements beginning March 1, 2002. The results of operations for Chayet for periods prior to the acquisition were not material to the Company and, accordingly, pro forma results of operations have not been presented.

        The following table summarizes the estimated fair values of the assets acquired as of the date of acquisition (in thousands):

Equipment	$4
Goodwill	751

Total assets acquired	$755

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Government Solutions Center of KPMG Consulting

        Effective March 16, 2002, the Company acquired certain assets and assumed certain liabilities of the Government Solutions Center ("GSC") of KPMG Consulting for approximately $8,351,000 in cash, including approximately $665,000 in estimated acquisition costs. GSC focuses on providing financial and procurement system solutions to state, county and city governments and agencies. This acquisition increases our portfolio of local government clients and adds additional proprietary technology solutions to our delivery offerings. Total tangible assets acquired were approximately $395,000 and liabilities assumed were approximately $2,951,000. Intangible assets acquired were approximately $10,907,000 and include software, acquired contracts and goodwill. Goodwill of approximately $8,407,000 was assigned to the U.S. Government Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with SFAS 141, the Company is not amortizing goodwill for this acquisition. Additional contingent payments of approximately $8,500,000 in cash may be paid to KPMG Consulting upon the achievement of certain revenue performance targets over the period ending March 31, 2005. Contingent payments will be accrued when earned and recorded as additional purchase price. The results of operations of GSC are included in the accompanying consolidated financial statements beginning March 16, 2002.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Equipment, including assets under capital lease	$395
Software	2,000
Goodwill	8,407
Other acquired intangibles	500

Total assets acquired	11,302
Current liabilities assumed	(2,951)

Net assets acquired	$8,351

        The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if GSC had been purchased by the Company as of October 1, 2000, after including the impact of certain pro forma adjustments, such as the unaudited increased amortization expense due to the recording of intangible assets (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues	$24,546	$31,764	$52,000	$61,895
Net income (loss)	(14,505)	1,497	(12,910)	2,789
Net income (loss) per share	(0.80)	0.12	(0.81)	0.22
Diluted net income (loss) per share	(0.75)	0.11	(0.75)	0.22

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 4—BANK LINES OF CREDIT

        At March 31, 2002, the Company had a $15 million revolving credit facility, of which $15 million may be used for letters of credit. The credit facility has a maturity date of February 28, 2004. The credit facility is collateralized by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option and is payable monthly. As of March 31, 2002, the interest rate was approximately 4.7% per annum and the outstanding borrowings were $7.5 million. In addition, standby letters of credit totaling approximately $1.9 million were outstanding at March 31, 2002. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. Due to the estimated loss from discontinued operations, the Company was not in compliance with certain financial ratios as of March 31, 2002, however, the bank has waived such non-compliance.

        At March 31, 2002, the Company's $2.5 million non-revolving line of credit for financing capital expenditures had expired as no drawdowns had been made.

        At March 31, 2002, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.1 million revolving line of credit with St. George Bank Limited of Australia (based on a March 31, 2002 exchange rate of AU $1.88 to US $1.00). The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of March 31, 2002, there was no outstanding balance on the line of credit. The credit facility also provides for the issuance of letters of credit up to $155,000. Letters of credit totaling $147,000 were outstanding as of March 31, 2002. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of March 31, 2002, the Company was not in compliance with certain provisions of this credit facility, however, the bank has waived such noncompliance.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 5—NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$2,191	$1,488	$3,647	$3,147

Loss from discontinued operation, net of income taxes	$(16,100)	$(372)	$(16,358)	$(695)

Net income (loss)	$(13,909)	$1,116	$(12,711)	$2,452

Denominator for basic net income (loss) per share-weighted average common shares outstanding	18,050	12,540	15,865	12,514
Effects of dilutive securities:
Common stock options	1,255	700	1,320	413
Common stock contingently issuable	32	14	46	15

Denominator for net income (loss) per diluted share-adjusted weighted average common shares and assumed conversions	19,337	13,254	17,231	12,942

Basic income per share from continuing operations, net of income taxes	$0.12	$0.12	$0.23	$0.25
Basic loss per share from discontinued operation, net of income taxes	(0.89)	(0.03)	(1.03)	(0.05)

Basic net income (loss) per share	$(0.77)	$0.09	$(0.80)	$0.20

Income per diluted share from continuing operations, net of income taxes	$0.11	$0.11	$0.21	$0.24
Loss per diluted share from discontinued operation, net of income taxes	(0.83)	(0.03)	(0.95)	(0.05)

Net income (loss) per diluted share	$(0.72)	$0.08	$(0.74)	$0.19

        Options to purchase approximately 89,000 and 117,000 shares of Class B common stock, respectively, at exercise prices ranging from $17.75 to $20.70 per share and $19.56 to $20.70 per share, respectively, were not included in the computation of diluted net income per share for the three and six months ended March 31, 2002, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods. Options to purchase approximately 1,325,000 and 1,673,000 shares of Class B common stock, respectively, at exercise prices ranging from $8.63 to $17.81 per share and $7.41 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three months and six months ended March 31, 2001, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 6—COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$(13,909)	$1,116	$(12,711)	$2,452
Foreign currency translation adjustment	312	(2,324)	844	(1,961)

Total comprehensive income (loss)	$(13,597)	$(1,208)	$(11,867)	$491

NOTE 7—SHAREHOLDERS' EQUITY

        In December 2001, the Company completed a follow-on public offering of 4,000,000 shares of its Class B common stock at $20.00 per share. Of those shares, 3,600,000 shares were sold by the Company and 400,000 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $68,632,000 after deducting the underwriters discount, commissions and related issuance costs. The Company used approximately $1,259,000 of the proceeds to repay borrowings under the St. George Bank credit facility.

        In January 2002, the underwriters for the Company's follow-on public offering exercised the over-allotment option for an additional 600,000 shares of the Company's Class B common stock at $20.00 per share. Of those shares, 540,000 shares were sold by the Company and 60,000 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $10,352,000.

NOTE 8—SEGMENT INFORMATION

        The Company's continued operations are managed through three reportable segments: U.S. Commercial Services, U.S. Government Services and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to payment processing centers, interest income (expense), other income (expense) or

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

income tax expense in segment profitability. The table below presents financial information for the three reportable segments:

	U.S. Commercial Services	U.S. Government Services	United Kingdom Operations	Total
	(in thousands)
Three Months Ended March 31, 2002:
Revenues	$4,723	$16,546	$795	$22,064
Gross profit	2,417	6,549	268	9,234
Three Months Ended March 31, 2001:
Revenues	$7,799	$12,437	$6,186	$26,422
Gross profit	3,448	4,726	1,266	9,440
Six Months Ended March 31, 2002:
Revenues	$9,567	$34,187	$1,320	$45,074
Gross profit	4,627	13,193	433	18,253
Six Months Ended March 31, 2001:
Revenues	$15,126	$24,453	$12,274	$51,853
Gross profit	6,607	9,334	2,576	18,517

NOTE 9—DISCONTINUED OPERATION

        During the quarter ended March 31, 2002, the Company adopted a plan to sell its Australian operations and anticipates completing this sale in the next six to twelve months. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Australian operations are reported as a discontinued operation for the three and six months ended March 31, 2002 and 2001. Net assets of the discontinued operation at March 31, 2002 consisted primarily of net accounts receivable and net book value of office equipment net of current liabilities and accrued operating losses during the disposal period. The estimated loss on the disposal of the Australian operations is $15.1 million, consisting of an estimated loss on disposal of assets of $14.4 million and a provision of $719,000 for the

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

anticipated operating loss during the disposal period. The Australian operations operating results are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)
Revenues	$3,017	$5,453	$7,401	$10,668

Loss from operations of discontinued operation, adjusted for applicable benefit for income taxes of $0 and $136 for the three and six months ended March 31, 2002, respectively, and $217 and $248 for the three and six months ended March 31, 2001, respectively	$(1,015)	$(372)	$(1,273)	$(695)
Loss on disposal, including income taxes of $356 for the three and six months ended March 31, 2002, and provision of $719 for operating loss during the disposal period for the three and six months ended March 31, 2002	(15,085)	—	(15,085)	—

Loss from discontinued operation, net of income taxes	$(16,100)	$(372)	$(16,358)	$(695)

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. The Company will adopt the pronouncement as of October 1, 2002. The Company expects depreciation and amortization expense to decrease as a result of the adoption of SFAS 142. The Company has not yet determined if an impairment charge will result from the adoption of SFAS 142.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of the adoption of SFAS 144 on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a vertically focused provider of end-to-end business solutions to national, multinational and public sector clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—state and local government, healthcare, insurance and utilities. Our revenues decreased to $45.1 million for the six months ended March 31, 2002 from $51.9 million for the six months ended March 31, 2001 primarily due to the completion of projects under the Siemens Business Services Limited Alliance in the United Kingdom. A significant portion of our revenues are derived from sales to government agencies. For the six months ended March 31, 2002, approximately 77.6% of our revenues were derived from sales to government agencies, as compared to 70.8% for the six months ended March 31, 2001. Our workforce, excluding our Australian discontinued operation, composed of employees, independent contractors and subcontractors, has increased to 724 on March 31, 2002 from 679 on March 31, 2001.

        We derive revenues primarily from professional consulting, processing services and software license fees. We bill clients on either a time and materials basis, a fixed price basis or a per-transaction basis. We recognize time and materials revenues as we perform services and incur expenses. We recognize fixed price revenues using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize revenues from transaction-based contracts based on fees charged on a per-transaction basis. We recognize revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting. We recognize revenues from software licenses that do not include significant implementation or customization services upon delivery when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undelivered elements of the arrangement. The percentage of our revenues generated on a fixed price basis was 50.4% for the six months ended March 31, 2002 and 20.1% for the six months ended March 31, 2001. The percentage of our revenues generated on a per-transaction basis was 33.3% for the six months ended March 31, 2002 and 30.4% for the six months ended March 31, 2001. We believe that the percentage of total revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price and per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software, or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

        We have derived a significant portion of our revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 2002, the State of Missouri accounted for 16.3% of our revenues, Health Care Service Corporation and its subsidiaries accounted for 11.0% of our revenues and California Public Employees Retirement System ("CalPERS") accounted for 11.0% of our revenues. We anticipate that a substantial portion of our revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

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

        From December 1996 through March 31, 2002, we made 18 acquisitions for a total cost of approximately $66.5 million using cash, shares of Class B common stock and debt, excluding future contingent payments. We also incurred $2.6 million in cumulative compensation charges related to business combinations resulting from these acquisitions. Generally, we record contingent payments as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with us, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. These acquisitions helped us to expand our operations in the United States, to establish our international operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

        International operations accounted for 2.9% of our revenues for the six months ended March 31, 2002 and 23.7% for the six months ended March 31, 2001. The decrease in revenues from international operations resulted from the completion of significant projects under our Alliance Agreement with Siemens Business Services Limited ("Siemens") in the United Kingdom. We believe that the percentage of total revenues attributable to international operations will remain low as the remaining projects with Siemens near completion, as well as continued growth of our U.S. operations. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

        During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operations. Accordingly, our Australian operations are reported as a discontinued operation for the three and six months ended March 31, 2002 and 2001. Net assets of the discontinued operation at March 31, 2002 consisted primarily of net accounts receivable and net book value of office equipment net of current liabilities and accrued operating losses during the disposal period. The estimated loss on the disposal of the Australian operations is $15,085,000, consisting of an estimated loss on disposal of assets of $14,366,000 and a provision of $719,000 for estimated operating loss during the disposal period.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost of revenues, collectibility of receivables, goodwill and intangible assets, income taxes and discontinued operation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Basis of Presentation.    During the quarter ended March 31, 2002, we decided to discontinue our Australian operations. The Australian operations is accounted for as a discontinued operation, and, accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented have been restated to reflect discontinued operation accounting.

        We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

        Revenue Recognition.    Certain judgments affect the application of our revenue policy. Revenues from transaction-based contracts are recognized based on fees charged on a per-transaction basis. We establish the per-transaction fee in our client contracts based on estimated future costs and the estimate of transaction volume over the life of the contract. Any significant variance from estimated number of transactions could significantly impact the recognition of revenue. Revenues from fixed price contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated costs. The total estimated cost is calculated based on historical experience. Any significant changes in total estimated costs could significantly impact the recognition of revenue. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

        Revenue recognition rules for software contracts are very complex. Software license revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the customer has occurred, provided the arrangement does not require significant implementation or customization of the software. When significant implementation or customization services are included, software license revenue is recognized on the percentage-of-completion method of accounting.

        Revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. Implementation services are periodically performed under fixed-fee arrangements and, in such cases, revenues are recognized on a percentage-of-completion basis.

        Certain of our government contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services we are to provide, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. Revenues are recognized under such contracts only when we consider the likelihood of cancellation to be remote.

        Cost of Revenues.    We establish the per-transaction fee in our client contracts based on estimated future costs and the estimate of transaction volume over the life of the contract. Any significant variance from these estimates could significantly impact our gross margins. We recognize fixed price revenues using the percentage of completion method, based upon the ratio of costs incurred to total estimated project costs. Any significant changes in total project costs could significantly affect our gross margins.

        Collectibility of Receivables.    A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of each customer. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. We have not experienced significant credit losses historically, however, there is no assurance that we will not need to record increases to the allowance for doubtful accounts in the future.

        Goodwill and Intangible Assets.    Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in fiscal 2003, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board. We will perform an analysis at least annually to determine if goodwill associated with our segments is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Income Taxes.    We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as amortizable lives for intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

        Discontinued operation.    A considerable amount of judgment is required to estimate future losses from the Australian operations through the date of sale and the estimated loss on the sale of the Australian operations. A number of assumptions were used in determining these estimates and significant changes in any of these assumptions could materially change these estimates.

Results of Operations

        The following table summarizes our operating results as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.1	64.3	59.5	64.3

Gross profit	41.9	35.7	40.5	35.7
Costs and expenses:
Selling and marketing	5.9	6.3	5.9	5.8
General and administrative	16.5	16.6	17.2	16.3
Depreciation and amortization	6.1	4.7	6.0	4.9

Income from continuing operations	13.4	8.1	11.4	8.7
Interest income (expense), net	2.4	0.8	1.4	0.9

Income from continuing operations before income taxes	15.8	8.9	12.8	9.6
Provision for income taxes	5.9	3.3	4.7	3.5

Income from continuing operations, net of income taxes	9.9%	5.6%	8.1%	6.1%

Three Months Ended March 31, 2002 and March 31, 2001

        Revenues.    We generate revenues primarily by providing professional consulting and processing services on client engagements and from software license fees. Revenues decreased 16.5% to $22.1 million for the three months ended March 31, 2002 from $26.4 million in the three months ended March 31, 2001. This decrease resulted primarily from the completion of projects under the Alliance Agreement with Siemens Business Services Limited in the United Kingdom.

        Gross Profit.    Gross profit represents revenue net of cost of revenues. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property, and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also includes facility, equipment depreciation and direct overhead costs. Cost of revenues includes $539,000 of depreciation and amortization for the three months ended March 31, 2002 and $375,000 for the three months ended March 31, 2001. Gross profit decreased 2.2% to $9.2 million for the three months ended March 31, 2002 from $9.4 million for the three months ended March 31, 2001. Gross profit margin increased to 41.9% for the three months ended March 31, 2002 as compared to 35.7% for the three months ended March 31, 2001. This increase resulted primarily from a higher proportion of our revenue being derived from transaction processing projects which generally have higher gross profit margins and a lower proportion of our revenue being derived from business process outsourcing projects which generally have lower gross profit margins.

        Selling and Marketing.    Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses decreased 22.9% to $1.3 million for the three months ended March 31, 2002 from $1.7 million for the three months ended March 31, 2001. As a percentage of revenues, selling and marketing expenses decreased to 5.9% for the three months ended March 31, 2002 from 6.3% for the three months ended March 31, 2001. The decrease was primarily attributable to the winding down of our United Kingdom operations under the Siemens Business Services Limited Alliance and lower travel-related expenditures. We expect selling and marketing expenses to increase in future quarters as we continue to make investments in our marketing and branding initiatives and our business development efforts.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, staffing, accounting and finance, legal, facilities and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses decreased 17.0% to $3.6 million for the three months ended March 31, 2002 from $4.4 million for the three months ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 16.5% for the three months ended March 31, 2002 from 16.6% for the three months ended March 31, 2001. This decrease was primarily due to the winding down of the United Kingdom operations, decreased incentive compensation earned and decreased travel-related expenditures. We expect future general and administrative expenses to increase in absolute dollars to support expected growth.

        Depreciation and Amortization.    Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of goodwill and other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in cost of revenues. Depreciation and amortization remained constant at $1.3 million for the three months ended March 31, 2002 and 2001. As a percentage of revenues, depreciation and amortization increased to 6.1% for the three months ended March 31, 2002 from 4.7% for the three months ended March 31, 2001. We expect that depreciation and amortization will continue to increase in this fiscal year in absolute dollars, and decrease in the fiscal year ending September 30, 2003 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        Interest Income (Expense), Net.    Net interest income increased to $520,000 for the three months ended March 31, 2002 compared to net interest income of $230,000 for the three months ended March 31, 2001. This increase was attributable to interest earned on the investment of the proceeds of our public stock offering.

        Provision for Income Taxes.    The provision for income taxes was $1.3 million for the three months ended March 31, 2002 and $870,000 for the three months ended March 31, 2001. Our effective tax rate was 37.0% for the three months ended March 31, 2002 and 36.9% for the three months ended March 31, 2001. The effective tax rate in the upcoming quarters and for the year ending September 30, 2002 may vary due to a variety of factors, including, the amount of tax exempt interest income generated during the year, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor the effective tax rate on a quarterly basis.

        Discontinued Operation.    The loss from operations of discontinued operation represents the operating losses incurred by our Australian operations which we have decided to discontinue. The loss for the three months ended March 31, 2002 increased 172.8% to $1.0 million from $372,000 for the three months ended March 31, 2001. The loss on disposal of discontinued operation represents the estimated loss on the disposal of our Australian operations and the estimated future operating losses through the disposal period. The loss on disposal was $15.1 million for the three months ended March 31, 2002 and $0 for the three months ended March 31, 2001.

Six Months Ended March 31, 2002 and March 31, 2001

        Revenues.    Revenues decreased 13.1% to $45.1 million for the six months ended March 31, 2002 from $51.9 million in the six months ended March 31, 2001. This decrease resulted primarily from the completion of projects under the Alliance Agreement with Siemens Business Services Limited in the United Kingdom, partially offset by an increase in U.S. Government operations resulting from an increase in transaction processing revenues and the new government pension systems projects.

        Gross Profit.    Gross profit decreased 1.4% to $18.3 million for the six months ended March 31, 2002 from $18.5 million in the six months ended March 31, 2001. Gross margin increased to 40.5% for the six months ended March 31, 2002 from 35.7% in the six months ended March 31, 2001. The increase in gross margin was primarily attributable to decreased revenue from business process outsourcing projects which generally have lower gross profit margins. Cost of revenues includes $1.1 million of depreciation and amortization for the six months ended March 31, 2002 and $754,000 for the six months ended March 31, 2001.

        Selling and Marketing.    Selling and marketing expenses decreased 11.9% to $2.6 million for the six months ended March 31, 2002 from $3.0 million in the six months ended March 31, 2001. As a percentage of revenues, selling and marketing expenses increased to 5.9% for the six months ended March 31, 2002 from 5.8% in the six months ended March 31, 2001. The decrease in selling and marketing expenses in total dollars was primarily attributable to the winding down of the United Kingdom operations.

        General and Administrative.    General and administrative expenses decreased 8.4% to $7.7 million for the six months ended March 31, 2002 from $8.4 million in the six months ended March 31, 2001. As a percentage of revenues, general and administrative expenses increased to 17.2% for the six months ended March 31, 2002 from 16.3% in the six months ended March 31, 2001. The decrease in general and administrative expenses in total dollars was primarily attributable to the winding down of the United Kingdom operations.

        Depreciation and Amortization.    Depreciation and amortization increased 7.0% to $2.7 million for the six months ended March 31, 2002 from $2.5 million in the six months ended March 31, 2001. As a percentage of revenues, depreciation and amortization increased to 6.0% for the six months ended March 31, 2002 from 4.9% in the six months ended March 31, 2001. The increase in depreciation and amortization expenses was primarily attributable to the amortization of increased intangible assets from business combinations.

        Interest Income (Expense), Net.    We had net interest income of $631,000 for the six months ended March 31, 2002 compared to net interest income of $461,000 for the six months ended March 31, 2001. This increase was primarily attributable to interest earned on the investment of the proceeds from our follow-on public stock offering.

        Provision for Income Taxes.    Provision for income taxes increased to $2.1 million for the six months ended March 31, 2002 from $1.8 million in the six months ended March 31, 2001. For the six months ended March 31, 2002 and 2001, our effective tax rate was 37%. The future tax rate may vary due to a variety of factors, including, but not limited to, the amount of tax exempt interest income generated during the year, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor our effective tax rate on a quarterly basis.

        Discontinued operation.    The loss from operations of discontinued operation increased 83.2% to $1.3 million for the six months ended March 31, 2002 from $695,000 for the six months ended March 31, 2001. The loss on disposal of discontinued operation was $15.1 million for the six months ended March 31, 2002 and $0 for the six months ended March 31, 2001.

Liquidity and Capital Resources

        Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on February 28, 2004 of which $15.0 million may be used for letters of credit. The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("Simsion Bowles") and ADC Consultants Pty Ltd., including a pledge of 65% of the stock of our subsidiaries excluding Simsion Bowles. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt, and a prohibition on our repurchasing our common stock. The credit facility requires the Company to maintain certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. Due to the estimated loss from discontinued operations, the Company was not in compliance with certain covenants of the credit facility as of March 31, 2002, however, the bank waived such noncompliance. As of March 31, 2002, the interest rate was approximately 4.7% and outstanding borrowings totaled $7.5 million. In addition, standby letters of credit totaling approximately $1.9 million were outstanding at March 31, 2002.

        As of March 31, 2002, our $2.5 million non-revolving line of credit for financing capital expenditures expired as no amounts had been drawn down.

        We also maintain a credit facility through one of our Australian subsidiaries that includes a $1.1 million revolving line of credit with St. George Bank Limited of Australia (based on a March 31, 2002 exchange rate of AU $1.88 to US $1.00). The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line and interest is payable monthly. As of March 31, 2002, there was no outstanding balance on the line of credit. The credit facility also provides for the issuance of letters of credit up to $155,000. Letters of credit totaling $147,000 were outstanding as of March 31, 2002. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of March 31, 2002, our Australian subsidiary was not in compliance with certain provisions of this credit facility and the bank had waived its noncompliance.

        Net cash from continuing operations provided by operating activities was $8.2 million in the six months ended March 31, 2002 as compared to $2.1 million in the six months ended March 31, 2001. The increase in net cash provided by operating activities is largely attributable to increased cash collection on accounts receivable balances during the six months ended March 31, 2002.

        Net cash from continuing operations used in investing activities was $49.3 million and $3.7 million in the six months ended March 31, 2002 and 2001, respectively. The increase in cash used in investing activities is primarily attributable to an increase in investment balances due to the investment of proceeds from our follow-on public stock offering. Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $2.9 million in the six months ended March 31, 2002 and $724,000 in the six months ended March 31, 2001. We anticipate that we will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to support our operations, as well as potential expenditures related to new office leases and the establishment of child support payment processing and other transaction processing centers.

        Net cash from continuing operations provided by financing activities totaled $83.7 million in the six months ended March 31, 2002 and $5.3 million in the six months ended March 31, 2001. The net cash provided by financing activities for the six months ended March 31, 2002 resulted primarily from the proceeds from our follow-on public stock offering and the exercise of stock options. The net cash provided by financing activities for the six months ended March 31, 2001 resulted primarily from bank borrowings.

        In December 2001, we completed a follow-on public stock offering of 4,000,000 shares of our Class B common stock at $20.00 per share. Of those shares, we sold 3,600,000 and 400,000 were sold by certain selling shareholders. Our net proceeds were approximately $68.6 million after deducting the underwriters' discount, commissions and related issuance costs. In January 2002, the underwriters exercised the over-allotment option for an additional 600,000 shares at $20.00 per share. Of those shares, we sold 540,000 and 60,000 were sold by certain selling shareholders. Our net proceeds were approximately $10.4 million.

        We believe that our existing cash and cash equivalents as of March 31, 2002 together with short-term investments, the cash generated from operations, available borrowings under our line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

        Additionally, we maintain a $15 million line of credit which has an outstanding balance of $7.5 million at March 31, 2002. We intend to pay off the outstanding balance on the line of credit in May 2002.

        As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We will adopt the pronouncement as of October 1, 2002. We expect depreciation and amortization expense to decrease as a result of the adoption of SFAS 142. We have not yet determined if an impairment charge will result from the adoption of SFAS 142.

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

  •
  the estimates of future losses from our Australian operations and the loss on the anticipated sale of our Australian operations;

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

        For the six months ended March 31, 2002, approximately 77.6% of our revenues were derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political environment that may cause government agencies to terminate projects or divert funds. In addition, revisions to mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

We rely on small numbers of projects, customers and target markets for significant portions of our revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or customers or if conditions in our target markets deteriorate.

        The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project would significantly reduce our revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the six months ended March 31, 2002, the State of Missouri accounted for 16.3% of our revenues, Health Care Service Corporation and its subsidiaries accounted for 11.0% of our revenues and CalPERS accounted for 11.0% of our revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. If any of our large clients terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could also result in a reduction in our revenues and cash flows.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions under our transaction-based contracts.

        Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on those contracts. During the six months ended March 31, 2002, 50.4% of our revenues were generated on a fixed price basis and 33.3% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

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

        A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through March 31, 2002, we acquired 18 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

Our software products compete in markets that are rapidly changing and we must develop, acquire, and introduce new products and technologies to grow our revenues and remain competitive.

        The markets for our products are characterized by rapid technological change, changes in customer demands and evolving industry standards. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Software products as complex as those offered by us may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced significant adverse effects resulting from software errors, we cannot assure you that, despite testing by us and our clients, defects or errors will not be found in new products after general release, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

        We sometimes perform client engagements using third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. In these situations, we depend on the software, resources and technology of these third parties in order to perform the engagement. Actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could damage our reputation and adversely affect our ability to attract new business. In addition, the refusal or inability of these third parties to permit continued use of their software, resources or technology by us, our inability to gain access to software that has been placed in escrow by third parties, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services.

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

        Any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers and limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. Our liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

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

If we are unable to obtain adequate insurance coverage or sufficient performance bonds for any reason, our business will be adversely affected.

        We maintain insurance to cover a variety of different business risks. There can be no assurance that we can maintain the same scope and amount of insurance coverage on reasonable terms. Our inability to renew policies or maintain the same level of coverage would adversely affect our business and increase our risk exposure.

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

        We have proprietary software that is licensed to clients pursuant to a licensing agreement and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. Issues relating to the ownership of, and rights to use, software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such software and application frameworks. A portion of our business also involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. We also develop software application frameworks, and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Some of our clients have prohibited us from marketing the software and application frameworks developed specifically for them for a specified period of time or to specified third parties, and others may demand similar or other restrictions in the future.

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

        Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock. The holders of Class A common stock have entered into a voting trust with respect to their shares of Class A common stock, which represents 33.6% of the total common stock voting power at March 31, 2002. All power to vote shares held in the voting trust has been vested in the voting trust's trustee, Mr. James L. Bildner, our chief executive officer. The voting power held in the voting trust combined with the Class B common stock owned by Mr. Bildner and vested options to acquire both Class A and Class B common stock held by Mr. Bildner represented 34.7% of our total common stock voting power outstanding at March 31, 2002. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including, changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

        We have wholly owned subsidiaries in Australia and conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Although we have decided to discontinue our Australia operations, fluctuations in the exchange rates will continue to impact our financial position, results of operations and cash flows until the disposal is completed. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the six months ended March 31, 2002. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

        We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at March 31, 2002, the fair value of the portfolio would decline by $3,955,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In January 2002, we issued 26,464 shares of Class B common stock in partial payment for the acquisition of certain assets and liabilities of The Point Group Companies, Inc. in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

        In March 2002, we issued 12,500 shares of Class B common stock in partial payment for the acquisition of certain assets of Chayet Communications Group Inc. in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following proposals were adopted by the margins indicated at Tier's Annual Meeting of Shareholders held on January 23, 2002.

	Proposal	Voted For	Votes Withheld	Abstentions
1.	To elect a Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected or approved:
	— James L. Bildner	21,208,399	28,843	—
	— Charles W. Berger	21,212,663	24,579	—
	— Samuel Cabot III (a)	11,535,123	24,579	—
	— Ronald L. Rossetti (a)	11,535,123	24,579	—
	— Morgan P. Guenther	21,212,663	24,579	—
	— William C. VanFaasen	21,212,563	24,679	—
	— Mary Agnes Wilderotter (a)	11,535,123	24,579	—
2.	To ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending September 30, 2002	21,180,071	54,943	2,228

(a)
Class B Director

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit Number	Description
None
  (b)
  Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: May 15, 2002
	By:	/s/ LAURA B. DEPOLE Laura B. DePole Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page
None

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX