Form 10-Q
period 2002-06-30
TIER TECHNOLOGIES INC
filed 2002-08-13
CIK 1045150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3145844 (I.R.S. Employer Identification No.)

1350 Treat Boulevard, Suite 250
Walnut Creek, California 94597
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

(1) Yes ☒    No ☐                            (2) Yes ☒    No ☐

        As of July 31, 2002, the number of shares outstanding of the Registrant's Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant's Class B Common Stock was 17,773,942.

TIER TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001	3
	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Part II—OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	33
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		34

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$46,025	$13,174
Short-term investments	15,501	9,104
Accounts receivable, net	28,543	26,209
Prepaid expenses and other current assets	4,857	3,286

Total current assets	94,926	51,773
Equipment and software, net	7,916	4,784
Notes and accrued interest receivable from related parties	2,051	2,011
Goodwill and other acquired intangible assets, net	32,660	24,035
Long-term investments	33,542	—
Other assets	5,122	5,643
Net assets of discontinued operations	4,105	14,332

Total assets	$180,322	$102,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,153	$1,206
Accrued liabilities	5,543	2,528
Accrued subcontractor expenses	597	1,127
Accrued compensation and related liabilities	3,222	3,384
Purchase price payable	1,775	4,691
Other current liabilities	2,248	2,481

Total current liabilities	14,538	15,417
Long-term debt, less current portion	282	7,707
Other liabilities	286	1,302

Total liabilities	15,106	24,426

Commitments and contingent liabilities
Shareholders' equity:
Common stock, no par value	163,519	70,900
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(587)	(5,328)
Retained earnings	4,057	14,353

Total shareholders' equity	165,216	78,152

Total liabilities and shareholders' equity	$180,322	$102,578

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues	$26,330	$22,180	$71,404	$74,032
Cost of revenues	15,930	12,786	42,751	46,121

Gross profit	10,400	9,394	28,653	27,911
Costs and expenses:
Selling and marketing	1,360	1,747	3,997	4,741
General and administrative	4,303	4,283	12,039	12,728
Depreciation and amortization	1,375	1,261	4,096	3,804

Income from continuing operations	3,362	2,103	8,521	6,638
Interest income (expense), net	472	208	1,103	669

Income from continuing operations before income taxes	3,834	2,311	9,624	7,307
Provision for income taxes	1,419	797	3,561	2,645

Income from continuing operations, net of income taxes	2,415	1,514	6,063	4,662

Discontinued operation:
Loss from operations of discontinued operation, net of income taxes	—	(294)	(1,273)	(990)
Loss on disposal of discontinued operation (including provision of $719 for operating loss during disposal period), net of income taxes	—	—	(15,085)	—

Loss from discontinued operation, net of income taxes	—	(294)	(16,358)	(990)

Net income (loss)	$2,415	$1,220	$(10,295)	$3,672

Income from continuing operations, net of income taxes:
Per common share	$0.13	$0.12	$0.36	$0.37

Per diluted share	$0.12	$0.11	$0.34	$0.35

Loss from discontinued operation, net of income taxes:
Per common share	$—	$(0.02)	$(0.98)	$(0.08)

Per diluted share	$—	$(0.02)	$(0.91)	$(0.07)

Net income (loss):
Per common share	$0.13	$0.10	$(0.62)	$0.29

Per diluted share	$0.12	$0.09	$(0.57)	$0.28

Shares used in computing basic net income (loss) per share	18,386	12,701	16,705	12,576

Shares used in computing diluted net income (loss) per share	19,367	13,603	17,944	13,177

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended June 30,
	2002	2001
Operating activities:
Income from continuing operations, net of income taxes	$6,063	$4,662
Adjustments to reconcile net income to net cash from continuing operations provided by operating activities:
Depreciation and amortization	5,800	4,912
Amortization of deferred compensation	—	117
Provision for doubtful accounts	357	234
Tax benefit of stock options exercised	4,293	273
Forgiveness of notes receivable from employees	47	58
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,194)	38
Income taxes payable	(1,929)	499
Prepaid expenses and other current assets	(1,619)	(833)
Other assets	267	(26)
Accounts payable and accrued liabilities	1,375	(3,221)
Deferred income	(904)	(261)

Net cash from continuing operations provided by operating activities	11,556	6,452

Investing activities:
Purchases of equipment and software	(1,938)	(1,414)
Notes and accrued interest receivable from related parties	(272)	(242)
Repayment on notes and accrued interest receivable from related parties	398	151
Business combinations, net of cash acquired	(12,554)	(9,071)
Restricted cash	(4,071)	—
Purchases of available-for-sale securities	(46,205)	(7,947)
Sales of available-for-sale securities	—	3,696
Maturities of available-for-sale securities	10,443	5,678
Other assets	(225)	(2)

Net cash from continuing operations used in investing activities	(54,424)	(9,151)

Financing activities:
Borrowings under bank lines of credit	—	7,500
Repayments under bank lines of credit	(7,500)	—
Net proceeds from issuance of Class A and Class B common stock	85,943	1,332
Payments on capital lease obligations, other financing arrangements and notes payable to shareholders	(1,173)	(186)

Net cash from continuing operations provided by financing activities	77,270	8,646

Effect of exchange rate changes on cash	(80)	28

Net cash from continuing operations	34,322	5,975
Net cash used in discontinued operation	(1,471)	(1,487)

Net increase in cash and cash equivalents	32,851	4,488
Cash and cash equivalents at beginning of period	13,174	8,735

Cash and cash equivalents at end of period	$46,025	$13,223

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$267	$311

Income taxes paid (refunded), net	$1,167	$1,875

Equipment acquired under financing arrangements	$1,692	$—

Assumed liabilities related to business combinations	$2,951	$—

Class B common stock issued in business combinations	$2,604	$1,184

Conversion of Class A common stock to Class B common stock	$98	$286

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of Tier Technologies, Inc. ("Tier" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Form 10-K filed on November 29, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2002 or any future period, and the Company makes no representations related thereto.

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

        Certain reclassifications have been made to the prior period financial statements to conform to the current period, including the presentation of discontinued operation (See Note 10).

NOTE 2—REVENUE RECOGNITION

        The Company derives revenues from professional consulting, IT consulting, transaction processing services and software license and maintenance fees. The Company generally bills clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Revenues pursuant to time and materials contracts are generally recognized as services are performed. Revenues pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated costs. Revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis. Revenues from software licenses that include significant implementation or customization services are recognized on the percentage-of-completion method of accounting. Revenues from software licenses that do not include significant implementation or customization services are recognized upon delivery when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement. Revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

        Pursuant to Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14", formerly EITF Abstracts, Topic D-103), customer reimbursements for out-of-pocket expenses are included in revenues. Because these additional revenues are offset by the associated reimbursable expenses included in cost of revenues, the adoption of EITF No. 01-14 did not impact income from continuing operations or net income. Revenues and cost of revenues for the three and nine month periods ended June 30, 2001 were recast to include customer reimbursements to conform to the current period presentation. Reimbursements revenues for each period presented were less than 10% of total revenues for the respective period.

        Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on the Company's business, financial condition and results of operations. For the three months ended June 30, 2002, revenue from one client totaled approximately $3,263,000, which represented 12.4% of total revenues. For the nine months ended June 30, 2002, revenues from two clients each totaled approximately $10,590,000 and $7,345,000, respectively, which represented 14.8% and 10.3% of total revenues, respectively. For the three months ended June 30, 2001, revenues from three clients each totaled approximately $3,309,000, $2,860,000 and $2,257,000, respectively, which represented 14.9%, 12.9% and 10.2% of total revenues, respectively. For the nine months ended June 30, 2001, revenues from two clients each totaled approximately $13,517,000 and $8,273,000, respectively, which represented 18.3% and 11.2% of total revenues, respectively.

        Unbilled receivables arise on a contract when cumulative revenue recognized exceeds the cumulative amount billed in accordance with contractual billing terms. Unbilled receivables were $14,132,000 and $11,803,000 at June 30, 2002 and September 30, 2001, respectively, of which approximately $252,000 and $1,091,000, respectively, is not billable for more than one year under the terms of the contracts and is included in other long-term assets. The current portion of the unbilled receivable balance is included in accounts receivable. Unbilled receivables for two clients accounted for 16.8% and 14.4%, respectively, of total net accounts receivable at June 30, 2002.

        Worldwide revenues derived from sales to governmental agencies were $57,021,000 and $51,809,000 for the nine months ended June 30, 2002 and 2001, respectively.

NOTE 3—LONG-TERM INVESTMENTS

        Investments with maturities greater than twelve months as of the balance sheet date are classified as long-term investments. These long-term investments are categorized by the Company as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices and are primarily comprised of state and local municipalities' debt readily traded on over-the-counter markets.

        Included in long-term investments is approximately $4,071,000 that is pledged in connection with a performance bond and will be restricted for the term of the project performance period estimated to be through July 2004.

NOTE 4—ACQUISITIONS

Service Design Associates

        In May 2002, the Company paid approximately $405,000 in cash and issued 101,799 shares of Class B common stock valued at approximately $1,820,000 as payment for the achievement of certain performance targets in accordance with the purchase agreement for certain assets and liabilities of Service Design Associates. This contingent payment was accrued in a previous period and was recorded as additional goodwill. There are no further contingent payments associated with this acquisition.

The SCA Group, Inc. and Harris Chapman

        In June 2002, the Company paid $1,833,000 in cash as payment for the achievement of certain performance targets in accordance with the purchase agreements for The SCA Group, Inc. and Harris

Chapman. This contingent payment was accrued in a previous period and was recorded as additional goodwill.

Pro Forma Disclosure of Significant Acquisition

        Effective March 16, 2002, the Company acquired certain assets and assumed certain liabilities of the Government Solutions Center ("GSC") of KPMG Consulting, Inc. The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if GSC had been purchased by the Company as of October 1, 2000, after including the impact of certain pro forma adjustments, such as the unaudited increased amortization expense due to the recording of intangible assets (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues	$26,330	$26,784	$78,330	$88,678
Net income (loss)	2,415	1,349	(10,494)	4,138
Basic net income (loss) per share	0.13	0.11	(0.63)	0.33
Diluted net income (loss) per share	0.12	0.10	(0.58)	0.31

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

NOTE 5—BANK LINES OF CREDIT

        At June 30, 2002, the Company had a $15 million revolving credit facility, all of which may be used for letters of credit. The credit facility has a maturity date of February 28, 2004. The credit facility is collateralized by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("SBA") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding SBA. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option and is payable monthly. As of June 30, 2002, there were no outstanding borrowings and standby letters of credit totaling approximately $2.0 million were outstanding. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 2002, the Company was in compliance with all financial ratios.

        At June 30, 2002, the Company (through one of its Australian subsidiaries) had a credit facility that included a $1.1 million revolving line of credit with St. George Bank Limited of Australia (based on a June 30, 2002 exchange rate of AU $1.78 to US $1.00). The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line. As of June 30, 2002, there was no outstanding balance on the line of credit. The credit facility also provides for the issuance of letters of credit up to $163,000. Letters of credit totaling $153,000 were outstanding as of June 30, 2002. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of June 30, 2002, the Company's subsidiary was not in compliance with certain provisions of this credit facility; however, the bank has waived such noncompliance.

NOTE 6—NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$2,415	$1,514	$6,063	$4,662

Loss from discontinued operation, net of income taxes	$—	$(294)	$(16,358)	$(990)

Net income (loss)	$2,415	$1,220	$(10,295)	$3,672

Denominator for basic net income (loss) per share—weighted average common shares outstanding	18,386	12,701	16,705	12,576
Effects of dilutive securities:
Common stock options	954	902	1,198	591
Common stock contingently issuable	27	—	41	10

Denominator for net income (loss) per diluted share—adjusted weighted average common shares and assumed conversions	19,367	13,603	17,944	13,177

Basic income per share from continuing operations, net of income taxes	$0.13	$0.12	$0.36	$0.37
Basic loss per share from discontinued operation, net of income taxes	—	(0.02)	(0.98)	(0.08)

Basic net income (loss) per share	$0.13	$0.10	$(0.62)	$0.29

Income per diluted share from continuing operations, net of income taxes	$0.12	$0.11	$0.34	$0.35
Loss per diluted share from discontinued operation, net of income taxes	—	(0.02)	(0.91)	(0.07)

Net income (loss) per diluted share	$0.12	$0.09	$(0.57)	$0.28

        Options to purchase approximately 375,000 and 198,000 shares of Class B common stock, respectively, at exercise prices ranging from $17.00 to $20.70 per share and $17.75 to $20.70 per share, respectively, were not included in the computation of diluted net income per share for the three and nine months ended June 30, 2002, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods. Options to purchase approximately 958,000 and 1,441,000 shares of Class B common stock, respectively, at exercise prices ranging from $10.88 to $17.81 per share and $8.63 to $17.81 per share, respectively, were not included in the computation of diluted net income per share for the three months and nine months ended June 30, 2001, respectively, because the options' exercise prices were greater than the average market price of the shares for these periods.

NOTE 7—COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$2,415	$1,220	$(10,295)	$3,672
Net change in unrealized gain on available-for-sale investments	106	—	106	—
Foreign currency translation adjustment	112	793	955	(1,168)

Total comprehensive income (loss)	$2,633	$2,013	$(9,234)	$2,504

NOTE 8—SHAREHOLDERS' EQUITY

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

NOTE 9—SEGMENT INFORMATION

        The Company's continuing operations are managed through three reportable segments: U.S. Commercial Services, U.S. Government Services and United Kingdom Operations. The Company evaluates the performance of its operating segments based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, segment profitability does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense unless attributable to revenue-generating activities, interest income (expense), other income (expense) or income tax expense. The table below presents financial information for the three reportable segments:

	U.S. Commercial Services	U.S. Government Services	United Kingdom Operations	Total
	(in thousands)
Three Months Ended June 30, 2002:
Revenues	$3,811	$21,978	$541	$26,330
Gross profit	1,798	8,472	130	10,400
Three Months Ended June 30, 2001:
Revenues	$7,087	$13,839	$1,254	$22,180
Gross profit	3,241	5,819	334	9,394
Nine Months Ended June 30, 2002:
Revenues	$13,378	$56,165	$1,861	$71,404
Gross profit	6,425	21,665	563	28,653
Nine Months Ended June 30, 2001:
Revenues	$22,212	$38,292	$13,528	$74,032
Gross profit	9,848	15,153	2,910	27,911

NOTE 10—DISCONTINUED OPERATION

        During the quarter ended March 31, 2002, the Company adopted a plan to sell its Australian operations and anticipated completing this sale in six to twelve months. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Australian operations are reported as a discontinued operation for the three and nine months ended June 30, 2002 and 2001. Net assets of the discontinued operation at June 30, 2002 consisted primarily of net accounts receivable and net book value of office equipment net of current liabilities and accrued operating losses during the disposal period. The estimated loss on the disposal of the Australian operations recorded in the quarter ended March 31, 2002, was $15.1 million, consisting of an estimated loss on disposal of assets of $14.4 million and a provision of $719,000 for the anticipated operating loss during the disposal period. The Australian operations operating results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues	$3,193	$5,157	$10,594	$15,825

Loss from operations of discontinued operation, adjusted for applicable benefit for income taxes of $0 and $136 for the three and nine months ended June 30, 2002, respectively, and $50 and $297 for the three and nine months ended June 30, 2001, respectively	$—	$(294)	$(1,273)	$(990)
Loss on disposal of discontinued operation, including income taxes of $0 and $356 for the three and nine months ended June 30, 2002, respectively, and provision of $719 for operating loss during the disposal period for the nine months ended June 30, 2002	—	—	(15,085)	—

Loss from discontinued operation, net of income taxes	$—	$(294)	$(16,358)	$(990)

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. The Company will adopt SFAS 142 as of October 1, 2002. The Company expects depreciation and amortization expense to decrease as a result of the adoption of SFAS 142. The Company has not yet determined if an impairment charge will result from the adoption of SFAS 142.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of the adoption of SFAS 144 on the consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

NOTE 12—SUBSEQUENT EVENTS

        Pursuant to the Company's tender offer for all of the outstanding stock of Official Payments Corporation ("OPC"), a Delaware corporation that specializes in providing electronic payment options to government entities, the Company acquired 97.5% of OPC's common stock on July 25, 2002. The Company acquired the remaining 2.5% of OPC's stock on July 31, 2002 pursuant to a short-form merger of a wholly-owned subsidiary with and into OPC. The purchase price totaled approximately $70.6 million in cash, including approximately $2.6 million in estimated acquisition costs.

        During the quarter ended March 31, 2002, the Company adopted a plan to sell its Australian operations and recorded an estimated loss on the disposal of the Australian operations of $15.1 million. On August 12, 2002, the Company announced that it had reached an agreement to sell substantially all of the assets of Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited and GC Simsion, GR Bowles & Associates Pty Limited (collectively "Tier Australia"). Subject to the satisfaction or waiver of certain closing conditions and assuming a closing date of September 1, 2002, the Company will sell substantially all of the assets and assign certain liabilities of Tier Australia to the buyer for approximately $4.1 million in cash (based on current exchange rates). The sales proceeds will be adjusted to reflect any net changes in the acquired assets and the liabilities assumed by the buyer as of the closing date. A portion of the sale proceeds will be held in escrow. Certain assets and liabilities will be excluded from the sale including, but not limited to, cash on hand, as well as certain accounts receivable, certain leased facilities and certain employees. The Company intends to liquidate the excluded assets and resolve all outstanding obligations following closing. The Company expects selling costs to approximate $1.8 million (based on current exchange rates).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a vertically focused provider of end-to-end business solutions to national, multinational and public sector clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—state and local government, healthcare, insurance and utilities. Our revenues decreased to $71.4 million for the nine months ended June 30, 2002 from $74.0 million for the nine months ended June 30, 2001 primarily due to a decrease in United Kingdom operations as a result of the completion of projects under the Siemens Business Services Limited ("Siemens") Alliance in the United Kingdom and a decrease in U.S. Commercial operations as as a result of the completion of several large projects in the prior year, partially offset by an increase in U.S. Government operations resulting from an increase in transaction processing revenues and the new public pension systems projects. A significant portion of our revenues are derived from sales to government agencies. For the nine months ended June 30, 2002, approximately 79.9% of our revenues were derived from sales to government agencies, as compared to 70.0% for the nine months ended June 30, 2001. Our workforce, excluding our Australian discontinued operation, composed of employees, independent contractors and subcontractors, has increased to 763 on June 30, 2002 from 676 on June 30, 2001.

        We derive revenues primarily from professional consulting, IT consulting, transaction processing services and software license and maintenance fees. We bill clients on a time and materials basis, a fixed price basis or a per-transaction basis. We recognize time and materials revenues as we perform services and incur expenses. We recognize fixed price revenues using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize revenues from transaction-based contracts based on fees charged on a per-transaction basis. We recognize revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting. We recognize revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undelivered elements of the arrangement. Revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. The percentage of our revenues generated on a fixed price basis was 48.1% for the nine months ended June 30, 2002 and 24.4% for the nine months ended June 30, 2001. The percentage of our revenues generated on a per-transaction basis was 31.8% for the nine months ended June 30, 2002 and 31.3% for the nine months ended June 30, 2001. We believe that the percentage of total revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price and per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software, or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

        We have derived a significant portion of our revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended June 30, 2002, the State of Missouri accounted for 12.4% of our revenues. For the nine months ended June 30, 2002, the State of Missouri accounted for 14.8% of our revenues and California Public Employees Retirement System ("CalPERS") accounted for 10.3% of our revenues. We anticipate that a substantial portion of our revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

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

        From December 1996 through June 30, 2002, we made 18 acquisitions for a total cost of approximately $68.3 million using cash, shares of Class B common stock and debt, excluding future contingent payments. We also incurred $2.6 million in cumulative compensation charges related to business combinations resulting from these acquisitions. Generally, we record contingent payments as additional purchase price at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with us, the payments are recorded as compensation expense over the vesting period when the amount is deemed probable. In addition, in July 2002, we acquired all the outstanding shares of Official Payments Corporation ("OPC") for approximately $70.6 million, including estimated acquisition costs, pursuant to a cash tender offer and subsequent short-form merger. These acquisitions helped us to expand our operations in the United States, to establish our international operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

        International operations accounted for 2.6% of our revenues for the nine months ended June 30, 2002 and 18.3% for the nine months ended June 30, 2001. The decrease in revenues from international operations resulted from the completion of significant projects under our Alliance Agreement with Siemens in the United Kingdom. We believe that the percentage of total revenues attributable to international operations will remain low as the remaining projects with Siemens near completion and our U.S. operations continue to grow. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

        During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operations. Accordingly, our Australian operations are reported as a discontinued operation for the three and nine months ended June 30, 2002 and 2001. Net assets of the discontinued operation at June 30, 2002 consisted primarily of net accounts receivable and net book value of office equipment net of current liabilities and accrued operating losses during the disposal period. The estimated loss on the disposal of the Australian operations recorded in the quarter ended March 31, 2002, was $15,085,000, consisting of an estimated loss on disposal of assets of $14,366,000 and a provision of $719,000 for estimated operating loss during the disposal period.

        On August 12, 2002, we announced that we had reached an agreement to sell substantially all of the assets of Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited and GC Simsion, GR Bowles & Associates Pty Limited (collectively "Tier Australia"). Subject to the satisfaction or waiver of certain closing conditions and assuming a closing date of September 1, 2002, we will sell substantially all of the assets and assign certain liabilities of Tier Australia to the buyer for approximately $4.1 million in cash (based on current exchange rates). The sale proceeds will be adjusted to reflect any net changes in the acquired assets and the liabilities assumed by the buyer as of the closing date. A portion of the sale proceeds will be held in escrow. Certain assets and liabilities will be excluded from the sale including, but not limited to, cash on hand, as well as certain accounts receivable, certain leased facilities and certain employees. We intend to liquidate the excluded assets and resolve all outstanding obligations following closing. We expect selling costs to approximate $1.8 million (based on current exchange rates).

        In order to facilitate the retention of Tier Australia employees in anticipation of the sale of Tier Australia, we agreed to accelerate the vesting of options held by employees of Tier Australia upon a change in control. Upon acceleration and exercise of the options, we expect to incur a non-cash charge of approximately $2.0 million in discontinued operations and receive stock option exercise proceeds of approximately $1.6 million.

        Assuming that the closing occurs on or about September 1, 2002, and based on our current expectations concerning transitional issues, we estimate the combined effect of the sale agreement and acceleration and exercise of stock options will be an additional charge of approximately $4.0 million to $6.0 million (based on current exchange rates) as a loss from discontinued operations. Based on these assumptions, we estimate that cash from the sale (net of estimated selling and estimated exit costs but including proceeds from stock option exercises) will be approximately $3.0 million to $3.5 million.

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

        We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

        Basis of Presentation.    During the quarter ended March 31, 2002, we decided to discontinue our Australian operations. The Australian operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented have been restated to reflect discontinued operation accounting.

        Revenue Recognition.    Certain judgments affect the application of our revenue policy. Revenues from transaction-based contracts are recognized based on fees charged on a per-transaction basis. We establish the per-transaction fee in our clients contracts based on estimated future costs and the estimate of transaction volume over the life of the contract. Any significant variance from estimated number of transactions could significantly impact the recognition of revenue. Revenues from fixed price contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated costs. The total estimated cost is calculated based on historical experience. Any significant changes in total estimated costs could significantly impact the recognition of revenue. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

        Generally our government contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services we are to provide, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. Revenues are recognized under such contracts only when we consider the likelihood of cancellation to be remote.

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

        Collectibility of Receivables.    A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of each customer. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. We have not experienced significant credit losses historically; however, there is no assurance that we will not need to record increases to the allowance for doubtful accounts in the future.

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

        Income Taxes.    We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as amortizable lives for intangible assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

        Discontinued Operation.    A considerable amount of judgment is required to estimate future losses from the Australian operations through the date of sale and the estimated loss on the sale of the Australian operations. A number of assumptions were used in determining these estimates and significant changes in any of these assumptions could materially change these estimates.

Results of Operations

        The following table summarizes our operating results as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.5	57.6	59.9	62.3

Gross profit	39.5	42.4	40.1	37.7
Costs and expenses:
Selling and marketing	5.2	7.9	5.6	6.4
General and administrative	16.3	19.3	16.9	17.2
Depreciation and amortization	5.2	5.7	5.7	5.1

Income from continuing operations	12.8	9.5	11.9	9.0
Interest income (expense), net	1.8	0.9	1.6	0.9

Income from continuing operations before income taxes	14.6	10.4	13.5	9.9
Provision for income taxes	5.4	3.6	5.0	3.6

Income from continuing operations, net of income taxes	9.2%	6.8%	8.5%	6.3%

Three Months Ended June 30, 2002 and June 30, 2001

        Revenues.    We generate revenues primarily by providing professional consulting and processing services on client engagements and from software license fees. Revenues increased 18.7% to $26.3 million for the three months ended June 30, 2002 from $22.2 million in the three months ended June 30, 2001. This increase resulted primarily from growth in U.S. Government operations as a result of the new public pension systems projects and the acquisition of KPMG Consulting, Inc.'s Government Solutions Center operations, partially offset by a decrease in U.S. Commercial Operations as a result of the completion of a large project in the prior year.

        Gross Profit.    Gross profit represents revenue net of cost of revenues. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property, and any project-related equipment, hardware or software purchases. For payment processing center operations, cost of revenues also includes facility, equipment depreciation and direct overhead costs. Cost of revenues includes $600,000 of depreciation and amortization for the three months ended June 30, 2002 and $354,000 for the three months ended June 30, 2001. Gross profit increased 10.7% to $10.4 million for the three months ended June 30, 2002 from $9.4 million for the three months ended June 30, 2001. Gross profit margin decreased to 39.5% for the three months ended June 30, 2002 as compared to 42.4% for the three months ended June 30, 2001. This decrease in gross profit margin resulted primarily from a lower proportion of our revenue being derived from business process reengineering projects which generally have higher gross profit margins and an increase in reimbursements from customers which are included in revenue and cost of revenues but do not contribute to gross profit.

        Selling and Marketing.    Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses decreased 22.2% to $1.4 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001. As a percentage of revenues, selling and marketing expenses decreased to 5.2% for the three months ended June 30, 2002 from 7.9% for the three months ended June 30, 2001. The decrease was primarily attributable to the winding down of our United Kingdom operations under the Siemens Alliance. We expect selling and marketing expenses to increase in future quarters as we continue to make investments in our marketing and branding initiatives and our business development efforts.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, staffing, accounting and finance, legal, facilities and information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses remained constant at $4.3 million for the three months ended June 30, 2002 and 2001. As a percentage of revenues, general and administrative expenses decreased to 16.3% for the three months ended June 30, 2002 from 19.3% for the three months ended June 30, 2001. We expect future general and administrative expenses to increase in absolute dollars to support expected growth.

        Depreciation and Amortization.    Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of goodwill and other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in cost of revenues. Depreciation and amortization remained relatively constant at $1.4 million for the three months ended June 30, 2002 and $1.3 million for the three months ended June 30, 2001. As a percentage of revenues, depreciation and amortization decreased to 5.2% for the three months ended June 30, 2002 from 5.7% for the three months ended June 30, 2001. We expect that depreciation and amortization will continue to increase in this fiscal year in absolute dollars, and decrease in the fiscal year ending September 30, 2003 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        Interest Income (Expense), Net.    Net interest income increased to $472,000 for the three months ended June 30, 2002 compared to net interest income of $208,000 for the three months ended June 30, 2001. This increase was attributable to interest earned on the investment of the proceeds of our follow-on public stock offering.

        Provision for Income Taxes.    The provision for income taxes was $1.4 million for the three months ended June 30, 2002 and $797,000 for the three months ended June 30, 2001. Our effective tax rate was 37.0% for the three months ended June 30, 2002 and 34.5% for the three months ended June 30, 2001. The effective tax rate in the upcoming quarters and for the year ending September 30, 2002 may vary due to a variety of factors, including, the amount of tax exempt interest income generated during the year, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor the effective tax rate on a quarterly basis.

        Discontinued Operation.    The loss from operations of discontinued operation represents the historical operating losses incurred by our Australian operations, which we have decided to discontinue. The loss for the three months ended June 30, 2001 was $294,000.

Nine Months Ended June 30, 2002 and June 30, 2001

        Revenues.    Revenues decreased 3.5% to $71.4 million for the nine months ended June 30, 2002 from $74.0 million in the nine months ended June 30, 2001. This decrease resulted primarily from a decrease in United Kingdom operations due to the completion of projects under the Alliance Agreement with Siemens in the United Kingdom and a decrease in U.S. Commercial operations as a result of the completion of several large projects in the prior year, partially offset by an increase in U.S. Government operations resulting from an increase in transaction processing revenues and the new public pension systems projects.

        Gross Profit.    Gross profit increased 2.7% to $28.7 million for the nine months ended June 30, 2002 from $27.9 million in the nine months ended June 30, 2001. Gross profit margin increased to 40.1% for the nine months ended June 30, 2002 from 37.7% in the nine months ended June 30, 2001. The increase in gross profit margin was primarily attributable to increased revenue from transaction processing projects which generally have higher gross profit margins and decreased revenues from the Siemens Alliance which has a lower gross profit margin. Cost of revenues includes $1.7 million of depreciation and amortization for the nine months ended June 30, 2002 and $1.1 million for the nine months ended June 30, 2001.

        Selling and Marketing.    Selling and marketing expenses decreased 15.7% to $4.0 million for the nine months ended June 30, 2002 from $4.7 million in the nine months ended June 30, 2001. As a percentage of revenues, selling and marketing expenses decreased to 5.6% for the nine months ended June 30, 2002 from 6.4% in the nine months ended June 30, 2001. The decrease in selling and marketing expenses in total dollars was primarily attributable to the winding down of the United Kingdom operations under the Siemens Alliance.

        General and Administrative.    General and administrative expenses decreased 5.4% to $12.0 million for the nine months ended June 30, 2002 from $12.7 million in the nine months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 16.9% for the nine months ended June 30, 2002 from 17.2% in the nine months ended June 30, 2001. The decrease in general and administrative expenses in total dollars was primarily attributable to the winding down of the United Kingdom operations.

        Depreciation and Amortization.    Depreciation and amortization increased 7.7% to $4.1 million for the nine months ended June 30, 2002 from $3.8 million in the nine months ended June 30, 2001. As a percentage of revenues, depreciation and amortization increased to 5.7% for the nine months ended June 30, 2002 from 5.1% in the nine months ended June 30, 2001. The increase in depreciation and amortization expenses was primarily attributable to the amortization of increased intangible assets from business combinations.

        Interest Income (Expense), Net.    Net interest income was $1.1 million for the nine months ended June 30, 2002 compared to net interest income of $669,000 for the nine months ended June 30, 2001. This increase was primarily attributable to interest earned on the investment of the proceeds from our follow-on public stock offering.

        Provision for Income Taxes.    Provision for income taxes increased to $3.6 million for the nine months ended June 30, 2002 from $2.6 million in the nine months ended June 30, 2001. Our effective tax rate was 37.0% for the nine months ended June 30, 2002 and 36.2% for the nine months ended June 30, 2001. The future tax rate may vary due to a variety of factors, including, but not limited to, the amount of tax exempt interest income generated during the year, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor our effective tax rate on a quarterly basis.

        Discontinued operation.    The loss from operations of discontinued operation increased 28.6% to $1.3 million for the nine months ended June 30, 2002 from $990,000 for the nine months ended June 30, 2001. The loss on disposal of discontinued operation represents the estimated loss on the disposal of our Australian operations and the estimated future operating losses through the disposal period. The loss on disposal of discontinued operation was $15.1 million for the nine months ended June 30, 2002 and $0 for the nine months ended June 30, 2001.

Liquidity and Capital Resources

        Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on February 28, 2004, all of which may be used for letters of credit. The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets excluding assets owned by Tier Technologies (Australia) Pty Ltd., Simsion Bowles & Associates ("Simsion Bowles") and ADC Consultants Pty Ltd., including a pledge of 65% of the stock of our subsidiaries excluding Simsion Bowles. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans the Company may extend to officers and employees, the incurrence of additional debt, and a prohibition on our repurchasing our common stock. The credit facility requires the Company to maintain certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. As of June 30, 2002, the Company was in compliance with the covenants of the credit facility. As of June 30, 2002, there were no outstanding borrowings and standby letters of credit totaling approximately $2.0 million were outstanding.

        We also maintain a credit facility through one of our Australian subsidiaries that includes a $1.1 million revolving line of credit with St. George Bank Limited of Australia (based on a June 30, 2002 exchange rate of AU $1.78 to US $1.00). The line of credit bears interest at fixed rates that are set at the time of each drawdown on the line and interest is payable monthly. As of June 30, 2002, there was no outstanding balance on the line of credit. The credit facility also provides for the issuance of letters of credit up to $163,000. Letters of credit totaling $153,000 were outstanding as of June 30, 2002. Among other provisions, the credit facility requires the Company's subsidiary to maintain certain minimum financial ratios. As of June 30, 2002, our Australian subsidiary was not in compliance with certain provisions of this credit facility, and the bank had waived its noncompliance.

        Net cash from continuing operations provided by operating activities was $11.6 million in the nine months ended June 30, 2002 as compared to $6.5 million in the nine months ended June 30, 2001. The increase in net cash provided by operating activities is largely attributable to increased accounts payable and accrued liability balances, partially offset by an increase in accounts receivable.

        Net cash from continuing operations used in investing activities was $54.4 million and $9.2 million in the nine months ended June 30, 2002 and 2001, respectively. The increase in cash used in investing activities is primarily attributable to an increase in investment balances due to the investment of proceeds from our follow-on public stock offering. Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $3.6 million in the nine months ended June 30, 2002 and $1.4 million in the nine months ended June 30, 2001. We anticipate that we will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment to support our operations, as well as potential expenditures related to new office leases and the establishment of child support payment processing and other transaction processing centers.

        Net cash from continuing operations provided by financing activities totaled $77.3 million in the nine months ended June 30, 2002 and $8.6 million in the nine months ended June 30, 2001. The net cash provided by financing activities for the nine months ended June 30, 2002 resulted primarily from the proceeds from our follow-on public stock offering and the exercise of stock options. The net cash provided by financing activities for the nine months ended June 30, 2001 resulted primarily from bank borrowings.

        In December 2001, we completed a follow-on public stock offering of 4,000,000 shares of our Class B common stock at $20.00 per share. Of those shares, we sold 3,600,000 and 400,000 were sold by certain selling shareholders. Our net proceeds were approximately $68.6 million after deducting the underwriters discount, commissions and related issuance costs. In January 2002, the underwriters exercised the over-allotment option for an additional 600,000 shares at $20.00 per share. Of those shares, we sold 540,000 and 60,000 were sold by certain selling shareholders. Our net proceeds were approximately $10.4 million.

        In July 2002, we acquired all the outstanding shares of OPC for approximately $70.6 million, including estimated acquisition costs, pursuant to a cash tender offer and subsequent short-form merger. At the date of acquisition, OPC had approximately $40 million in cash and short-term investments.

        We believe that our existing cash and cash equivalents as of June 30, 2002 together with investments, the cash generated from operations, available borrowings under our line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. Additionally, we maintain a $15 million line of credit which has no outstanding borrowings and standby letters of credit totaling approximately $2.0 million at June 30, 2002.

        As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We will adopt SFAS 142 as of October 1, 2002. We expect depreciation and amortization expense to decrease as a result of the adoption of SFAS 142. We have not yet determined if an impairment charge will result from the adoption of SFAS 142.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact of the adoption of SFAS 144 on our consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We are required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. We do not believe adoption of SFAS 146 will materially impact our financial position or results of operations.

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

        OPC has generally experienced fiscal quarter-over-fiscal quarter revenue growth with some seasonal fluctuations, primarily in the June quarter. This growth has been due to an increase in the number of government clients and payment services and an increase in the rates of consumer utilization of OPC's services. Normally, OPC experiences larger revenues in the June quarter, which are the result of OPC processing personal federal and state balance-due income tax payments in the month of April. We expect that OPC's results for the June quarter of future years will continue to be impacted by the April 15th deadline for paying personal federal and state income taxes. In addition, OPC's revenues are also impacted by the timing of federal and state estimated personal income tax payments (which are made quarterly) and local property tax payments (which are made only once or twice per year in many jursidictions).

We depend on government agencies for a majority of our revenues and the loss or decline of existing or future government agency funding would adversely affect our revenues and cash flows.

        For the nine months ended June 30, 2002, approximately 79.9% of our revenues were derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political environment that may cause government agencies to terminate projects or divert funds. In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

We rely on small numbers of projects, customers and target markets for significant portions of our revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or customers or if conditions in our target markets deteriorate.

        The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project would significantly reduce our revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the nine months ended June 30, 2002, the State of Missouri accounted for 14.8% of our revenues and CalPERS accounted for 10.3% of our revenues. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. If any of our large clients terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could also result in a reduction in our revenues and cash flows.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions under our transaction-based contracts.

        Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis, such as the number of child support payments processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on those contracts. During the nine months ended June 30, 2002, 48.1% of our revenues were generated on a fixed price basis and 31.8% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

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

The actual losses we incur in disposing of our discontinued Australian operations could be materially greater than estimated and we may have to record an additional loss from discontinued operations in the period in which we dispose of these operations.

        Determining the estimated loss on the disposal of our discontinued Australian operations required us to make estimates and exercise considerable judgment about the probable outcome of future events. Pursuant to our plan to discontinue our Australian operations, in August 2002 we entered into an agreement to sell substantially all of the assets of Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited, and GC Simsion, GR Bowles & Associates Pty Limited (collectively "Tier Australia") and have agreed to accelerate the vesting of options held by employees of Tier Australia upon a change in control. In connection with these transactions, we expect to incur an additional charge of between $4 million and $6 million (based on current exchange rates). The actual amount of the charge will be determined when we complete the sale pursuant to the executed sale agreement, liquidate all related assets, settle all of our obligations and wrap up all of our Australian operations. The charge, which will be recorded as an additional loss from discontinued operations, could be higher than $6 million if the closing is delayed, the currency exchange rates deteriorate, any adjustments to the purchase price are greater than we now estimate, selling and exit costs are greater than anticipated, the buyer makes indemnity claims against us or third parties assert claims in connection with our prior operations or disposal of the business. If any of the closing conditions are not met, the transaction may not close, in which case, any losses from discontinued operations may ultimately be greater than those we have estimated in connection with the pending transaction.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive.

        A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through June 30, 2002, we acquired 18 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. In addition, in July 2002, we acquired all the outstanding shares of OPC for approximately $70.6 million, including estimated acquisition costs, pursuant to a cash tender offer and subsequent short-form merger. Acquisitions involve a number of special risks, including:

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

        OPC has a history of losses. Although OPC initiated a restructuring plan in November 2001 to reduce certain operating expenses and we intend to reduce operating expenses for OPC further as we integrate this acquisition and complete the restructuring, there can be no assurance that OPC operations will attain profitability.

        The use of credit cards to make payments to government agencies is still relatively new and evolving. To date, OPC's business has consisted primarily of providing credit card payment options for the payment of balance due federal and state personal income taxes, real estate and personal property taxes and fines for traffic violations and parking citations. Because OPC has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC's business model. OPC's business model is based on consumers' willingness to pay a convenience fee in addition to their required government or other payment for the use of OPC's credit card payment option. Our success will depend on maintaining OPC's relationship with the IRS and on maintaining exisiting, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents. There can be no assurances that we will be able to develop new OPC relationships or maintain existing OPC relationships, and the failure to do so could have a material and adverse effect on our business, operating results and financial condition. In addition, if consumers are not receptive to paying a convenience fee, demand for OPC's services will decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition.

        We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems.

Our software products compete in markets that are rapidly changing and we must develop, acquire and introduce new products and technologies to grow our revenues and remain competitive.

        The markets for our products are characterized by rapid technological change, changes in customer demands and evolving industry standards. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependant upon the products of other software vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Software products as complex as those offered by us may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced significant adverse effects resulting from software errors, we cannot assure you that, despite testing by us and our clients, defects or errors will not be found in new products after general release, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

        Any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers, limitations of warranty and limitations of liability set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. Our liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

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

        We have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. There can be no assurance that such performance bonds will continue to be available on reasonable terms, if at all. Our inability to obtain performance bonds would adversely affect our business and our capacity to obtain additional contracts.

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

        If we are unable to manage our growth effectively, the quality of our services, our ability to retain key personnel, and our growth will decline. Our growth has placed, and is expected to continue to place, significant demands on our management, financial, staffing and other resources. We have expanded by opening new offices and may open additional offices. Our ability to manage growth effectively will require us to continue to develop and improve our operational, financial and other internal systems or acquire new systems, as well as business development capabilities, and to train, motivate and manage our employees. In addition, as the average size and number of our projects continues to increase, we must be able to manage such projects effectively. We may not be able to sustain our rate of growth or successfully manage any future growth.

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

Control of our company by our chief executive officer could make it difficult for another company to acquire us and could depress the price of our Class B common stock.

        Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock. The holders of Class A common stock have entered into a voting trust with respect to their shares of Class A common stock, which represents 33.2% of the total common stock voting power at June 30, 2002. All power to vote shares held in the voting trust has been vested in the voting trust's trustee, Mr. James L. Bildner, our chief executive officer. The voting power held in the voting trust combined with the Class B common stock owned by Mr. Bildner and vested options to acquire both Class A and Class B common stock held by Mr. Bildner represented 34.3% of our total common stock voting power outstanding at June 30, 2002. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including, changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

        We have wholly owned subsidiaries in Australia and conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Although we have decided to discontinue our Australia operations, fluctuations in the exchange rates will continue to impact our financial position, results of operations and cash flows until the disposal is completed. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the nine months ended June 30, 2002. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

        We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at June 30, 2002, the fair value of the portfolio would decline by $3,732,000. We have historically held our fixed income investments until maturity, and therefore have not expected our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In connection with the acquisition of OPC in July 2002, we liquidated a significant portion of our investments and did not experience a material gain or loss on liquidation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In May 2002, we issued 101,799 shares of Class B common stock in partial payment for the acquisition of certain assets and liabilities of Service Design Associates in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

    None

  (b)
  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: August 13, 2002
	By:	/s/ LAURA B. DEPOLE Laura B. DePole Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted), James L. Bildner, Chief Executive Officer of the registrant, hereby certifies that, to the best of his knowledge:

  1.
  This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

  2.
  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 13, 2002	/s/ JAMES L. BILDNER James L. Bildner, Chief Executive Officer

CERTIFICATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted), Laura B. DePole, Chief Financial Officer of the registrant, hereby certifies that, to the best of her knowledge:

  1.
  This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

  2.
  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 13, 2002	/s/ LAURA B. DEPOLE Laura B. DePole, Chief Financial Officer

QuickLinks

TIER TECHNOLOGIES, INC. FORM 10-Q TABLE OF CONTENTS
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
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION