Form 10-K
period 2002-09-30
TIER TECHNOLOGIES INC
filed 2002-12-11
CIK 1045150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3145844 (I.R.S. Employer Identification Number)

2001 N. Main Street, Suite 500
Walnut Creek, California 94596
(925) 937-3950
(Address of principal executive offices and registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class B common stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $279,297,043 on November 27, 2002 based on the last reported sale price of the registrant's Class B common stock on the Nasdaq National Market on such date. As of November 27, 2002, the number of shares outstanding of the registrant's Class A common stock was 880,000 and the number of shares outstanding of the registrant's Class B common stock was 18,186,221.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2002. Portions of such proxy statement are incorporated by reference into Part III of this report.

TIER TECHNOLOGIES, INC.
FORM 10-K
TABLE OF CONTENTS

Private Securities Litigation Reform Act Safe Harbor Statement

        Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may", "will", "intends", "plans", "believes", "anticipates", "expects", "estimates", "shows", "predicts", "potential", "continue", or "opportunity", the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under "Factors That May Affect Future Results" beginning on page 28, that could cause actual results to differ materially from those anticipated as of the date of this report.

PART I

Item 1. Business

GENERAL

        We are a vertically focused provider of end-to-end business solutions to public sector, national and multinational clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—government, healthcare, insurance and utilities. We focus on markets that are driven by forces that make demand for our services non-discretionary and are likely to provide us with recurring long-term revenue streams.

        Our ability to understand the specific industry environment in which our clients operate allows us to reuse and transfer our knowledge throughout our company and to achieve significant improvements in cost, quality and deployment on client projects. We believe that our scalable and flexible proprietary software applications such as—Kids1stsm, FundFindersm, TierTracksm, IMATSsm, ONLINE FAMISsm, Performance Series,V. GOVsm and TierPass- give us a competitive advantage in addressing our four primary vertical markets. We provide our business solutions through four primary delivery offerings—systems design and integration, transaction processing, business process reengineering and business process outsourcing. Several of our engagements involve providing a combination of these delivery offerings as part of the overall project. The combination of domain expertise and technical capability allows us to create new business models and improve operating processes that result in quantifiable returns on investment for our clients.

INDUSTRY OVERVIEW

        Today's corporate and government entities are facing an increasingly competitive and complex operating environment. Continuous regulatory changes; the need for real-time information; the expansion of the Internet; consolidation trends; the development of complex technologies; and advanced operational systems are dramatically impacting the way corporations and governments conduct business.

        The state child support payment arena has been revolutionized by regulatory initiatives including the U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996 ("PRWORA"). This act requires every state, as a condition of receiving federal funds, to develop an automated and centralized process for collecting and disbursing child support payments. PRWORA also created the Financial Institution Data Match ("FIDM") program, which requires states to match delinquent obligations against records held by every financial institution doing business within that state. Once a match is identified, the state child support enforcement agencies issue liens or levies on respective financial accounts to expedite the collection of past due child support obligations. Child support payments in the U.S. for the federal 2001 fiscal year rose to a record high of $18.9 billion and the federal government collected a record $1.4 billion in overdue child support from federal tax refunds alone. State and local government entities are constantly increasing child support services due to growth in caseloads and new federal regulations.

        Major forces have also driven significant change within the retirement landscape. Increased life expectancy, an aging population, new investment vehicles, outdated legacy systems, increased focus on retirement security and a dynamic regulatory environment have resulted in a significant increase in the complexity and administration of state and local government public pension organizations. These organizations provide a myriad of services and benefits to their membership including pension benefits and disability benefits, retirement planning and education, death benefits and retiree healthcare. To address these issues, public pension organizations have increasingly been required to provide additional services, such as on-line access to benefits, to meet the growing needs of its membership. Additionally the Economic Growth and Tax Relief Reconciliation Act of 2001 calls for extensive changes to the rules relating to individual retirement arrangements and qualified pension plans, increasing contribution limits and catch-up contributions to IRAs while adding new provisions for government employee pension plans. According to the U.S. Census Bureau, as of June 30, 2001, there were 2,208 state and local government retirement systems, with a membership of 16.8 million persons who could be eligible for regular benefit payments in the future. Cash and security investment holdings of these organizations totaled $2.2 trillion.

        The healthcare industry has experienced significant regulatory change over the past few years. In 1996, the federal government passed the Health Insurance Portability and Accountability Act, ("HIPAA"), the most comprehensive federal government healthcare action since Medicare. HIPAA requires the U.S. Department of Health and Human Services ("HHS") to establish national standards for processing electronic healthcare transactions to facilitate more efficient claims processing within the healthcare industry. In addition, HIPAA requires HHS to develop security and privacy standards for the protection of personal health information. Covered healthcare entities were required to be in compliance with HIPAA Transaction Rules by October 2002, unless they submitted a request to extend required compliance to October 2003. Other covered entities, except small health plans, are required to be in compliance with HIPAA Privacy Rules by April 2003. HIPAA Security Rules are currently not final, so no compliance date has been established yet.

        Moreover HIPAA enables HHS to propose new criteria and make revisions to existing criteria to ensure standards are maintained and meet evolving industry demands. Recently, the HHS reported that it is currently developing a plan to propose standards for creating health plan "identifiers" which would further facilitate transaction processing across different health plans. The HHS is also developing a "proposed rule on enforcement" of the HIPAA requirements. The HHS "2001 Fact Sheet" stated that healthcare entities are projected to spend $17.6 billion to comply with HIPAA over a ten year span.

        The expansion of the Internet has also facilitated a profound change in the way governments and corporations do business. A paperless environment not only increases the speed of interaction and accessibility to information, but also dramatically reduces cost while increasing user convenience and efficiency. In 1998, the Internal Revenue Service ("IRS") Restructuring and Reform Act established the goal that by the year 2007, at least 80% of all federal returns would be electronically filed. According to the Electronic Tax Administration Advisory Committee's Annual Report to Congress, 46.3 million individual federal returns for the 2001 tax year were electronically filed as of May 30, 2002. The drive towards electronic filing has also increased the need for electronic payment options including the ability to charge tax and other payments on a credit card. According to the U.S. Payment Card Information Network, more than 80% of U.S. households had at least one credit card. According to the U.S. Census Bureau and Bureau of Economic Analysis, federal, state and local taxes totaled $559 billion in 2001. Many government entities lack the technical expertise and personnel required to efficiently develop, implement and maintain a process to accept credit card payments from consumers via the Internet or over the telephone. These government entities increasingly rely on external service providers to outsource this function.

        More than ever before, dynamic market forces and challenging economic conditions are impacting the way businesses operate. Corporations and government entities are increasing their reliance on outside consulting services to develop and execute broad business strategies that leverage existing strengths and develop a solid foundation for future success.

        We believe we have a mature business model that has evolved from discrete delivery offerings to high-value services and applications. We combine deep domain expertise with technical capabilities to solve problems for our clients in government, healthcare, utilities and insurance. We formulate, evaluate and execute strategies that drive positive business results for our clients today and optimally position them for tomorrow.

BUSINESS STRATEGY

        We believe that we are able to add significant value to our clients as a result of our comprehensive service offerings and domain knowledge in our primary vertical markets. We intend to increase our net revenues and profitability by implementing the following strategies:

Focus on non-discretionary markets

        We intend to continue to focus on markets that are driven either by state or federal mandates that require immediate operating changes or by intense competitive pressures that drive significant business process changes. We believe that the demand by our clients for services to implement these changes is essentially non-discretionary.

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

Leverage proprietary applications

        We intend to leverage our proprietary software applications and obtain additional proprietary applications that allow us to gain market share quickly in our four primary vertical markets. We currently have proprietary software applications that target the healthcare market and the health and human services, criminal justice and public safety segments of the state and local government market, as well as government back-office administration and electronic payment channels.

Leverage expertise in primary vertical markets

        We intend to attract additional clients and provide additional services to existing clients by leveraging our expertise in our primary vertical markets. In our government operations, we have developed expertise in child support payment processing and enforcement services, child welfare services, traditional welfare services, public pension systems, inmate management and tracking systems, electronic payment processing of tax and other government payments, and procurement and government accounting systems. We have a teaming agreement with a division of Affiliated Computer Services, Inc., or ACS, pursuant to which we jointly pursued and won the Ohio child support disbursement unit contract and will jointly pursue contracts with California, New York and Illinois. We intend to incorporate our respective best practices and engage in joint development to extend the level of service offered. In our commercial operations, we have developed specific expertise in areas such as healthcare claims processing, billing systems, business process improvement for HIPAA compliance, customer relationship management, membership systems and operations, insurance claims and underwriting systems and business and process improvement solutions.

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

Actively brand our company, corporate values and applications

        We intend to increase awareness of our expertise and capabilities and market acceptance of our services and proprietary intellectual property through our continued branding campaign. We are creating brand identity through the use of corporate attributes, such as:

  •
  Expect A Lotsm

  •
  We have a Passion for Resultssm

  •
  Beyond Talksm

  •
  There is a Strategy for Everything We Dosm

        These attributes serve as corporate, cultural and business descriptors and define our commitment to excellence, end-to-end solutions and customer satisfaction. Our branding campaign seeks also to exploit the competitive advantages provided by our capabilities.

        In addition Official Payments Corporation ("OPC") will continue to proactively market its services through traditional and on-line media, solidifying its brand leadership in the category and increasing awareness of its 1-800-2PAY-TAXsm phone and www.officialpayments.com Internet response channels. To reinforce OPC's safe, secure system and history of successfully processing payments since 1996, advertising targeted to consumers will continue to incorporate the tag line "the proven way to make paying taxes pay."

Attract and retain high-value employees

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

Develop strategic relationships and make selected acquisitions

        We develop strategic relationships with service and technology providers in the pursuit of new business development opportunities, such as our teaming agreement with a division of ACS. In addition to broadening our client base, we believe these relationships enable us to maintain our technological leadership through the deployment of leading edge applications. We also regularly evaluate potential acquisitions that may expand our presence in key geographic or vertical marketplaces, supplement our technical scope or industry expertise, or provide us with additional human resources or client relationships. Since December 1996, we have completed 19 acquisitions that have expanded our operations, broadened our client base, service offerings and technical expertise and increased our human resources.

SERVICES

        We categorize our service delivery offerings as systems design and integration, transaction processing, business process reengineering and business process outsourcing. We provide suites of services under each of these delivery offerings. Several of our engagements involve providing a combination of services from different delivery offerings as part of the overall project. Net revenue contributed by delivery offering is as follows:

	Years ended September 30,
	2002		2001		2000
	($ in thousands)
Systems design and integration	$43,318	41.7%	$26,118	26.8%	$26,704	31.5%
Transaction processing	37,262	35.9	26,794	27.5	23,053	27.2
Business process reengineering	15,456	14.9	21,846	22.5	16,794	19.8
Business process outsourcing	1,587	1.5	15,771	16.2	7,268	8.5
Other	6,191	6.0	6,841	7.0	11,013	13.0

Total	$103,814	100.0%	$97,370	100.0%	$84,832	100.0%

Systems design and integration

        We develop applications that enhance our clients' operating functionality. Our proven ability to develop enterprise-wide applications in different vertical markets has strengthened our expertise and credentials. Representative examples of these services include the following projects:

  •
  We are providing a suite of services (project management, training, conversion, testing, and software development) to integrate the contributions reporting function of a third party software product into the California Public Employees' Retirement System ("CalPERS") legacy environment. This is a multi-year project, and we are in the process of completing the first contract year.

  •
  We implemented the accounts payable functionality of our ONLINE FAMIS series financial management solution for a large county in Florida. The accounts payable function provides an integrated component for the automated matching of purchasing and accounting documents, electronic workflow for document review and approval, and controlled generation of payments. These functions support the County's goals of streamlining the accounts payable process and meeting state prompt pay requirements. We also provide continued business process consulting, software enhancements and on-site support.

Transaction processing

        We use our proprietary software applications, Kids1st and FundFinder, to process business transactions related to payment of child support obligations and enforcement. Our ability to customize our core proprietary software applications reduces the costs and risks inherent in software implementation and makes our solution a scalable and flexible option for our clients. Our expertise in child support enforcement, regulatory and banking issues and our proprietary financial institution data match software application, FundFinder, have enabled us to be a leader in the implementation of financial institution data match programs. As of September 30, 2002, we were providing financial institution data match services utilizing FundFinder to 16 states. In child support payment processing, we are currently operating centralized payment centers for eight states where we are processing approximately $3.0 billion of child support payments on an annualized basis. Our payment processing operations, through the use of Kids1st, provide many services on behalf of our clients, including the handling of payment collections, the electronic imaging of checks and other supporting documentation, the application of payments to the appropriate child support court orders and entry of new court orders into the payment system, the creation and maintenance of payment histories, creation and mailing of child support disbursements, and the creation and maintenance of direct deposits of child support payments. Our clients can choose from an array of service offerings including full customer service/call center operations, a government-to-consumer web application, interface between the state's financial institutions and its child support enforcement division to assist in the location and seizure of delinquent child support and full processing of child support financial instruments.

        With the acquisition of Official Payments Corporation ("OPC") at the end of July 2002, our transaction processing business has increased. OPC provides proprietary phone and Internet systems for electronic payment processing to the IRS, 21 states, the District of Columbia, and over 1,300 local and municipal governments. In calendar year 2001, OPC processed over 1 million transactions totaling approximately $1.2 billion in government taxes and fees including federal and state personal income taxes, state business taxes, and local taxes and fees including property taxes, utilities, parking citations and local licenses. By partnering with OPC, governments reduce processing costs, increase speed of pay and provide added convenience to their constituents.

Business process reengineering

        Our suite of business process reengineering services is designed to help senior management improve the effectiveness of corporate strategy, process and operations. We assess the client's business needs and review its business functions, plans and directions. These services involve a fundamental rethinking of a customer's business systems and processes and can achieve dramatic improvements in key performance measures. This delivery offering includes information technology consulting services that align clients' technology strategies with their business and process strategies. Our services support clients' information technology initiatives by providing strategic, architectural, operational and implementation planning. Representative examples of these services include the following projects:

  •
  We assisted a major regional energy utility in integrating the operations of three separate distribution companies, spanning four states, by establishing unit operating cost performance metrics and standardizing engineering and field operations methods. We identified over $25 million of improvements in capital expenditures, operations and maintenance costs, and synergy savings.

  •
  We assisted a healthcare client's Federal Employee Program (FEP) division with consolidation of operations, streamlining of processes and increasing service delivery to its customers. Specific focus was placed on improving claim turnaround times and processing accuracy and improving the consistency and responsiveness of regional call center operations.

  •
  We managed seven cross divisional work teams whose charter was to develop and implement HIPAA Privacy compliant policies and procedures for an organization of 12,500 employees deployed in 34 locations in three states.

Business process outsourcing

        We provide our clients with professional personnel who have the requisite technological expertise and project management skills to allow our clients to outsource their information technology functions and responsibility for large project oversight on internal systems projects.

  •
  Our U.S. government services operations has provided application development programming resources and ongoing systems maintenance services on an outsourced basis for several Missouri state agencies for more than five years.

  •
  For Marion County, Indiana, Child Support Enforcement Division, we assist in locating child support offenders. This service has been completely outsourced to us and we have had the sole contract since August 1999. Our team provides our client with combined experience of more than 25 years of child support expertise.

CLIENTS

        Our clients consist primarily of Fortune 1000 companies and federal, state and local government entities that utilize emerging technologies to improve their business operations. With the acquisition of Official Payments Corporation, we provided our services to government entities and commercial clients in all 50 states and Europe during the fiscal year ended September 30, 2002.

        We derive a significant portion of our net revenues from a small number of large clients, many of which engage us on a number of projects. For the fiscal year ended September 30, 2002, the State of Missouri accounted for 13.1% of our net revenues and CalPERS accounted for 10.5% of our net revenues. Most of our contracts can be terminated by the client with little or no notice and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

        For the fiscal year ended September 30, 2002, international operations accounted for 2.2% of our total net revenues from continuing operations. We believe that the percentage of our total net revenues attributable to international operations will continue to decrease due to the continued growth of our U.S. operations and the completion of projects under our consulting agreement with Siemens Business Services ("Siemens").

        For the fiscal year ended September 30, 2002, approximately 82.4% of our net revenues were derived from sales to government agencies. We believe that the percentage of our total future net revenues attributable to sales to government agencies will continue to be a significant component of our overall net revenues.

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

        As a result of our vertically focused sales approach, we believe that we are able to penetrate markets quickly and with lower client acquisition costs. To clearly define the delivery of our services and reflect the needs of our clients, we have organized our sales effort into four strategic business units:

  •
  U.S. government services operations, which target state and local health and human services, tax and revenue, public pension funds, transportation, and justice and public safety markets;

  •
  U.S. commercial services operations, which target the healthcare, insurance, utilities and other commercial vertical markets;

  •
  Official Payments, which targets government and commercial entities that collect taxes and fees; and

  •
  United Kingdom operations, which target opportunities in Europe, particularly in the insurance sector.

        The sales team derives leads through industry networking and referrals from existing clients, government agencies' requests for proposals, strategic relationships with third parties under which we jointly bid and perform engagements, directed sales activities identified by our other strategic business units, and an our corporate marketing program. We also believe our marketing program will benefit from our branding campaign as well as by leveraging OPC's marketing initiatives.

        OPC's marketing objective is to increase brand awareness as well as increase awareness of the electronic payment option offered by OPC. OPC has developed marketing partnerships with its government clients and credit card issuers to publicize its services through government bills, publications and Web sites, as well as credit card promotions and billing inserts, and does so without charge to OPC. To supplement these efforts in 2002, OPC utilized its own newspaper, television, radio and public relations campaigns. In connection with these efforts, OPC entered into cooperative advertising arrangements with all the of its credit card partners for advertising campaigns promoting its income tax payment services. In addition, OPC has developed strategic partnerships with Jackson Hewitt Tax Service and a number of large credit card issuing banks to promote OPC's service to each partner's respective customer base.

HUMAN RESOURCES

        As of September 30, 2002, we had a workforce of 833, including 289 consultants, of which 215 were salaried employees, 20 were hourly employees and 54 were independent contractors or sub-contractors. The workforce also included 356 employees who support our transaction processing facilities, 54 sales and marketing staff, 121 general and administrative employees and 13 employees remaining in Australia, of which 7 were consultants and 6 were general and administrative employees. Of our total workforce as of September 30, 2002, 98% were located in the United States.

        We have a human resources department that is primarily responsible for day-to-day human resources operations as well as organizational development initiatives and the administration of our overall compensation and benefits policy. We also have a resource management department that is responsible for consultant utilization and deployment and, as part of its recruiting efforts, pursues a three level employee-sourcing strategy. Our primary sources for new employees include direct recruiting, Internet job postings, employee referrals and job fairs. We also have established national and international sources through preferred-rate relationships with recruiting suppliers. If peak staffing demand exceeds these resources, we may engage external recruiting agencies to locate consultants on a permanent or temporary basis or draw from our existing contractor relationships.

        We attract and retain employees by offering training opportunities, a stock option award program to senior level employees and a competitive benefits and compensation package. Our senior consultants work with their more seasoned colleagues within the vertical markets to develop requisite marketing skills. As a key component of our employee retention program, we have developed and implemented a performance based compensation and career development structure supported by a performance planning and review process that allows each employee and his or her manager to develop performance plans with specific measurable objectives. The result of implementing the performance management and career development program is a focus by each employee on what he or she needs to achieve to perform at the highest level, which directly influences compensation. We believe that there is significant competition for seasoned professionals and that our future success is highly dependent upon our ability to attract, train, motivate and retain skilled consultants with the advanced technical skills necessary to perform the services we offer.

COMPETITION

        The information technology, transaction processing and consulting services markets are highly competitive and are served by numerous international, national and local firms. Market participants include systems consulting and integration firms, including international consulting firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies.

        We believe that the principal competitive factors include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results on a fixed price or transaction basis as well as a time and materials basis. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, greater financial resources of our competitors, the ability of our clients to perform the services themselves, and the extent of our competitors' responsiveness to client needs.

INTELLECTUAL PROPERTY RIGHTS

        Our success has resulted, in part, from our methodologies and other intellectual property rights. We rely upon a combination of nondisclosure, licensing agreements and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into non-disclosure agreements with all our employees, subcontractors and the parties we team with for contracts and with many of our clients. We also control and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.

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

Executive Officers

        The following persons were our executive officers as of November 27, 2002:

Name	Age	Position
James L. Bildner	48	Chairman and Chief Executive Officer
James R. Weaver	45	President and Chief Operating Officer
Laura B. DePole	38	Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer
Harry W. Wiggins	54	Senior Vice President and General Manager, Government Services
Michael P. Presto	49	Chief Operating Officer, Official Payments Corporation
Martin V. Joyce, Jr.	56	Senior Vice President and General Manager, Commercial Services

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

        Mr. Weaver joined us as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000, was appointed President in January 2002 and Chief Operating Officer in November 2002. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company, where he was responsible for strategic planning, policy and procedure development, client base expansion and overall business planning and development. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Martin Information Management Services, or Lockheed Martin IMS, and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a B.A. in Psychology from California University of Pennsylvania.

        Ms. DePole was appointed Chief Administrative Officer in November 2002 and has served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer since January 2000 and Chief Accounting Officer since August 1997. Ms. DePole previously served as Senior Vice President, Finance from April 1999 to January 2000. From October 1998 to April 1999, Ms. DePole was Vice President, Finance and from August 1997 to October 1998, Ms. DePole was also our Corporate Controller. From July 1988 through July 1997, Ms. DePole held various positions at Ernst & Young LLP, an international public accounting firm. Ms. DePole received a B.S. in Accounting from San Francisco State University and is a certified public accountant.

        Mr. Wiggins joined us as Senior Vice President and General Manager, Government Services in September 2001. From July 1992 to September 2001, Mr. Wiggins served as Vice President in Lockheed Martin IMS's Children and Family Services Business Unit, which is now known as ACS State and Local Solutions, Inc., a division of Affiliated Computer Services, Inc., an information technology outsourcing company. From April 1987 to July 1992, Mr. Wiggins served as a Division Director for the Virginia Department of Social Services and from January 1979 to April 1987, Mr. Wiggins served as a Program Manager for the New Jersey Department of Human Services. Mr. Wiggins received a Masters degree in Business Management from Central Michigan University, a Masters degree in Public Administration from Rider College and a B.A. in Political Science from Gettysburg College. Mr. Wiggins is the recipient of numerous awards and honorable citations, including the Regional Directors Award for Management from the U.S. Department of Health and Human Services and the President's Award from Lockheed Martin IMS.

        Mr. Presto joined the Company as Chief Operating Officer of Official Payments Corporation in August 2002, when we acquired Official Payments Corporation. Prior to the acquisition, Mr. Presto served as Chief Operating Officer of Official Payments Corporation since September 1999. From April 1998 to September 1999, Mr. Presto was Senior Vice President, Circulation and Business Development at Curtis Circulation Company, a worldwide distributor of consumer magazines on the newsstand. From January 1993 to April 1998, Mr. Presto was Vice President of Consumer Marketing and Senior Vice President of Consumer Marketing and Distribution for The New York Daily News, during which time he also served as President of Data Comm Services Inc., an affiliated telemarketing/fulfullment consumer service business. Mr. Presto received a B.S. in Marketing from Fairleigh-Dickinson University.

        Mr. Joyce joined the Company as Senior Vice President and General Manager of Commercial Service in October 2002. Since January 1996, Mr. Joyce has served as a Vice President at A.T. Kearney, the high-value management consulting business unit of EDS, where he directed A.T. Kearney's Health Care practice and co-directed its combined Pharmaceutical & Health Care practice in North America. Prior to joining A.T. Kearney, Mr. Joyce was a founding Principal of the Investment Industry Consulting practice for EDS Management Consulting Services. Mr. Joyce holds a B.A. in Mathematics from Boston College and a Master's in Computer Science from Boston University.

Item 2. Properties

        Our headquarters and principal administrative functions are located in approximately 19,673 square feet of leased space in Walnut Creek, California. The lease for this space expires June 30, 2008. We also operate through leased facilities in seventeen additional states. We anticipate that additional space may be required during fiscal year 2003 as our business expands, and believe that we will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Our management believes that the ultimate resolution of any existing matters will not have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Class B common stock is quoted on the Nasdaq National Market under the symbol "TIER." The table below sets forth the high and low sales price for our Class B common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended September 30, 2001:
First Quarter	$7.41	$4.44
Second Quarter	12.69	5.31
Third Quarter	12.00	7.40
Fourth Quarter	16.00	9.55
	High	Low
Fiscal Year Ended September 30, 2002:
First Quarter	$22.10	$11.46
Second Quarter	22.70	15.66
Third Quarter	18.48	13.20
Fourth Quarter	20.25	14.54

        We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors.

        As of November 27, 2002, there were approximately 281 holders of record of our Class B common stock and one holder of record of our Class A common stock.

Item 6. Selected Financial Data

        The following table summarizes our selected consolidated financial data. The historical results are not necessarily indicative of results to be expected for any future period.

	Years ended September 30,
Consolidated statements of income data:
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Net revenues	$103,814	$97,370	$84,832	$74,953	$51,958
Cost of revenues	62,866	59,878	51,943	47,136	34,264

Gross profit	40,948	37,492	32,889	27,817	17,694
Costs and expenses:
Selling and marketing	5,747	6,272	5,839	4,368	2,437
General and administrative	17,318	16,236	17,306	15,809	9,335
Business combination integration	337	—	—	—	—
Other nonrecurring charges	—	—	2,195	—	—
Purchased in-process technology	—	—	—	4,000	—
Reserve for contract dispute	—	—	—	1,856	—
Depreciation and amortization	6,138	5,152	4,172	2,523	720

Income (loss) from continuing operations	11,408	9,832	3,377	(739)	5,202
Interest income (expense), net	1,581	788	903	1,279	964

Income from continuing operations before income taxes	12,989	10,620	4,280	540	6,166
Provision (benefit) for income taxes	4,676	3,887	2,247	(295)	2,146

Income from continuing operations, net of income taxes	$8,313	$6,733	$2,033	$835	$4,020

Basic income from continuing operations, net of income taxes per share(1)	$0.48	$0.53	$0.16	$0.07	$0.44

Shares used in computing basic income from continuing operations, net of income taxes per share(1)	17,225	12,687	12,344	12,056	9,231

Diluted income from continuing operations, net of income taxes per share(1)	$0.45	$0.50	$0.16	$0.06	$0.38

Shares used in computing diluted income from continuing operations, net of income taxes per share(1)	18,376	13,455	12,740	12,869	10,624

	September 30,
Consolidated balance sheet data:
	2002	2001	2000	1999	1998
	(in thousands)
Cash, cash equivalents and short-term investments	$60,321	$22,278	$18,392	$17,524	$38,489
Working capital	72,692	36,356	20,026	33,256	47,894
Total assets	201,119	102,578	95,829	79,664	72,733
Long-term debt, less current portion	288	7,707	294	454	202
Total shareholders' equity	167,021	78,152	69,277	70,268	64,172

(1)
See notes 1 and 2 of the notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing income per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are a vertically focused provider of end-to-end business solutions to public sector, national and multinational clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—government, healthcare, insurance and utilities. A significant portion of our net revenues are derived from sales to government agencies. For the fiscal year ended September 30, 2002, we derived approximately 82.4% of our net revenues from sales to government agencies. Our workforce, composed of employees, independent contractors and subcontractors, decreased to 833 as of September 30, 2002 from 957 as of September 30, 2001 primarily due to the sale of our Australian operation.

        We derive net revenues primarily from professional consulting, IT consulting, transaction processing services and software license and maintenance fees. We bill clients on a time and materials basis, a fixed price basis or a per-transaction basis. We recognize time and materials net revenues as we perform services and incur expenses. We recognize fixed price net revenues using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed. We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting. We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. During the fiscal year ended September 30, 2002, we generated 47.0% of our net revenues on a fixed price basis and 33.1% of our net revenues on a per-transaction basis. We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs, time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

        We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the fiscal year ended September 30, 2002, the State of Missouri accounted for 13.1% of our net revenues and CalPERS accounted for 10.5% of our net revenue. We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

        Personnel, facility and depreciation and amortization expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. We manage our personnel utilization rates by carefully monitoring our needs and anticipating personnel increases based on specific project requirements. To the extent net revenues do not increase at a rate commensurate with these additional expenses, our results of operations could be materially and adversely affected. In addition, to the extent that we are unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, our business, financial condition and results of operations would be materially and adversely affected.

        From December 1996 through September 30, 2002, we made 19 acquisitions for a total cost of approximately $140.8 million, excluding future contingent payments, using cash, shares of our Class B common stock and debt. We also incurred $2.9 million in cumulative compensation charges related to business combinations resulting from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable. In the fiscal year ended September 30, 2002, we acquired certain assets and liabilities of Chayet Communications Group, Inc., which specializes in providing consulting services to the healthcare and government markets. We also acquired certain assets and liabilities of the Government Solutions Center ("GSC") of KPMG Consulting, Inc. (now BearingPoint, Inc.) which specializes in providing financial management and procurement system solutions to state, county and city governments and agencies. We also acquired 100% of the issued and outstanding stock of Official Payments Corporation, which specializes in providing electronic payment options for government entities. These acquisitions helped us to expand our domestic operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

        For the fiscal year ended September 30, 2002, international operations accounted for 2.2% of our total net revenues. We believe that the percentage of total net revenues attributable to international operations will decrease due to the sale of substantially all of the assets of our Australian operation and expected continued growth of our U.S. operations. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

        In September 2002, we completed the sale of substantially all the assets of Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited and GC Simsion, GR Bowles & Associates Pty Limited (collectively "Tier Australia"). The gross proceeds of the sale, including funds in escrow, were approximately $3.4 million (converted to U.S. dollars as of the date of sale) and selling and exit costs were approximately $2.0 million. In addition, we recorded a compensation charge of approximately $1.9 million resulting from the acceleration of the vesting of stock options for employees in Australia. We recognized a loss from this discontinued operation for the fiscal year ended September 30, 2002 of approximately $23.4 million, including the Australia loss of $4.9 million from operations, net of income taxes.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, net revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost of revenues, collectibility of receivables, goodwill and intangible assets, income taxes, restructuring obligations and discontinued operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

        Basis of Presentation.    During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operations. The Australian operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

        Revenue Recognition.    Certain judgments affect the application of our revenue policy. Net revenues from transaction-based contracts are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed. We establish the per-transaction fee or transaction fee percentage in our clients' contracts based on estimated future costs and the estimate of transaction volume over the life of the contract. Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting gross profit. Net revenues from fixed price contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs. The total estimated cost is calculated based on historical experience. Any significant changes in total estimated costs could significantly impact the recognition of net revenue. For OPC's electronic credit card payment transactions, we estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. The amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

        Revenue recognition rules for software contracts are very complex. Software license revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the customer has occurred, provided the arrangement does not require significant implementation or customization of the software. When significant implementation or customization services are included, software license net revenue is recognized on the percentage-of-completion method of accounting. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. Implementation services are periodically performed under fixed-fee arrangements and, in such cases, net revenues are recognized on a percentage-of-completion basis.

        Generally our government contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services we are to provide, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. Net revenues are recognized under such contracts only when we consider the likelihood of cancellation to be remote.

        Cost of Revenues.    We establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and the estimate of transaction volume over the life of the contract. Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Any significant variance from these estimates could significantly impact our gross profit and gross profit margin. We recognize fixed price net revenues using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Any significant changes in total project costs could significantly affect our gross profit and gross profit margin.

        Collectibility of Receivables.    A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client's financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit card payment services. We have not experienced significant credit losses historically, except for the write-off of approximately $2,020,000 due to a contract dispute during the fiscal year ended September 30, 1999. However, there is no assurance that we will not need to record increases to these balances in the future.

        Goodwill and Other Intangible Assets.    Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and other intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in fiscal year 2003, the methodology for assessing potential impairments of goodwill will change based on new accounting rules issued by the Financial Accounting Standards Board. We will perform an analysis at least annually to determine if goodwill associated with our segments is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Income Taxes.    We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax liability including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

        Determination of Restructuring Obligations.    As a result of our acquisition of OPC, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the involuntary termination of employees and the consolidation of facilities. The restructuring liability for involuntary terminations consists of compensation and benefits costs incurred under severance agreements. To the extent that employees scheduled for involuntarily termination are in fact retained, or severance agreements are modified, adjustments to the established restructuring liability may be required. The restructuring liability for consolidation of facilities is the estimated net obligation payable on office facilities scheduled for abandonment. The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income. To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment.

RESULTS OF OPERATIONS

        The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Years ended September 30,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	60.6	61.5	61.2

Gross profit	39.4	38.5	38.8
Costs and expenses:
Selling and marketing	5.5	6.4	6.9
General and administrative	16.7	16.7	20.4
Business combination integration	0.3	—	—
Other nonrecurring charges	—	—	2.6
Depreciation and amortization	5.9	5.3	4.9

Income from continuing operations	11.0	10.1	4.0
Interest income (expense), net	1.5	0.8	1.0

Income from continuing operations before income taxes	12.5	10.9	5.0
Provision for income taxes	4.5	4.0	2.6

Income from continuing operations, net of income taxes	8.0%	6.9%	2.4%

FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

Net revenues

        We generate net revenues primarily by providing professional consulting and processing services on client engagements and from software license and maintenance fees. Net revenues increased 6.6% to $103.8 million for the fiscal year ended September 30, 2002 from $97.4 million for the fiscal year ended September 30, 2001. This increase resulted from growth in net revenues in U.S. Government Services operations from $54.6 million in 2001 to $81.0 million in 2002 and new net revenue from the acquisition of Official Payments Corporation ("OPC") resulting in a $3.7 million increase, partially offset by a decrease in net revenues in U.S. Commercial Services operations from $28.2 million in 2001 to $16.9 million in 2002 and a decrease in United Kingdom operations from $14.5 million in 2001 to $2.3 million in 2002. The increase in net revenues from U.S. Government Services operations resulted primarily from the new public pension systems projects, increased transaction processing net revenues and the acquisition of certain assets of GSC. The decrease in U.S. Commercial Services operations resulted primarily from the completion of several large projects in the prior year and general weakness in the U.S. Commercial sector. The decrease in net revenues from United Kingdom operations resulted primarily from the completion of projects under the Alliance Agreement with Siemens.

        Pursuant to Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14", formerly EITF Abstracts, Topic D-103), customer reimbursements for out-of-pocket expenses are included in net revenues. Because these additional net revenues are offset by the associated reimbursable expenses included in cost of revenues, the adoption of EITF No. 01-14 did not impact income from continuing operations or net income. Net revenues and cost of revenues for the fiscal years ended September 30, 2001 and 2000 were recast to include reimbursable expenses to conform to the current period presentation. Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period. We expect reimbursement revenues to increase in absolute dollars in future periods primarily due to new contracts and future anticipated contracts in our child support payment processing operations.

        OPC has a sales returns and allowance provision for estimated credit card chargebacks and reversals which is recorded as a contra-revenue account.

Gross profit

        Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, credit card discount fees, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property and any project-related equipment, hardware or software purchases. For state child support payment processing center operations, cost of revenues also includes facility, depreciation and amortization expense and direct overhead costs. Cost of revenues includes $2.3 million of depreciation and amortization for the fiscal year ended September 30, 2002 and $1.5 million of depreciation and amortization for the fiscal year ended September 30, 2001. OPC's cost of revenues consists primarily of credit card discount fees. Gross profit margin was 39.4% for the fiscal year ended September 30, 2002 and 38.5% for the fiscal year ended September 30, 2001. The increase in gross profit margin resulted primarily from increased net revenue from child support transaction processing projects which generally have a higher gross profit margin and the decrease in United Kingdom operations net revenues which had a higher use of subcontractors and lower gross profit margins. We expect gross profit margins to decline in future periods as a result of the OPC acquisition which historically has had lower gross profit margins.

Selling and marketing

        Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses decreased 8.4% to $5.7 million for the fiscal year ended September 30, 2002 from $6.3 million for the fiscal year ended September 30, 2001. As a percentage of net revenues, selling and marketing expenses decreased to 5.5% for the fiscal year ended September 30, 2002 from 6.4% for the fiscal year ended September 30, 2001. The decrease in selling and marketing expenses in total dollars was primarily attributable to the winding down of our United Kingdom operations under the Alliance Agreement with Siemens, partially offset by the addition of the OPC sales and marketing department with the acquisition of OPC at the end of July 2002. We expect that selling and marketing expenses will increase in absolute dollars in future periods as we will have a full year of sales and marketing expenses from the acquisition of OPC and as we continue to make investments in our marketing and branding initiatives and our business development efforts.

General and administrative

        General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, and OPC's engineering, client service and customer service departments, staffing, accounting and finance, legal, facilities, information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 6.7% to $17.3 million for the fiscal year ended September 30, 2002 from $16.2 million for the fiscal year ended September 30, 2001. As a percentage of net revenues, general and administrative expenses remained constant at 16.7% for the fiscal years ended September 30, 2002 and 2001. General and administrative expenses include compensation charges related to business combinations of approximately $333,000 for the fiscal year ended September 30, 2002 resulting from contingent payments earned in accordance with the acquisition agreement for Chayet Communications Group, Inc. The increase in total general and administrative expense in absolute dollars was primarily attributable to increased wages primarily as a result of the acquisitions of GSC and OPC, increased rent expense due to more office locations, and increased employee benefit costs, partially offset by a decrease in expenses due to the winding down of operations in the United Kingdom. We expect that future general and administrative expense will increase in absolute dollars as we will have a full year of general and administrative expenses from the OPC and GSC acquisitions, increases in business insurance costs and increased rent expense due to expansion of our facilities.

Business combination integration

        Business combination integration costs consist of expenses attributable to employees and consultants of OPC who were retained on a short-term basis following our acquisition of OPC, solely for the purpose of providing training and completing other transition tasks in connection with the integration of OPC into our operations. These expenses consist of compensation, employee benefits, travel, consulting, and allocated facilities costs.

Depreciation and amortization

        Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of goodwill and other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in cost of revenues. For OPC, no depreciation and amortization expense is included in cost of revenues. Depreciation and amortization increased 19.1% to $6.1 million for the fiscal year ended September 30, 2002 from $5.2 million for the fiscal year ended September 30, 2001. As a percentage of net revenues, depreciation and amortization increased to 5.9% for the fiscal year ended September 30, 2002 from 5.3% for the fiscal year ended September 30, 2001. The increase in depreciation and amortization expense was primarily attributable to the amortization of increased goodwill and other intangible assets from business combinations and depreciation associated with additional capital expenditures. Including depreciation and amortization in cost of revenues, 58.9% of total depreciation and amortization expense for the fiscal year ended September 30, 2002 was related to goodwill and other acquired intangible assets amortization as a result of business combinations accounted for using the purchase method of accounting, an increase from 52.0% for the fiscal year ended September 30, 2001. With the acquisition of GSC in mid-March of 2002 and the acquisition of OPC in late July of 2002, approximately $30.8 million of identified intangible assets, including software, were recorded and will continue to be amortized over their useful lives of up to ten years. With the adoption of FAS 142 by us as of October 1, 2002, goodwill will not be amortized for fiscal 2003 and forward.

Interest income and interest expense, net

        We had net interest income of $1.6 million for the fiscal year ended September 30, 2002 compared to net interest income of $788,000 for the fiscal year ended September 30, 2001. This increase was primarily attributable to interest earned on the investment of the proceeds from our follow-on public stock offering completed in January 2002.

Provision for income taxes

        The provision for income taxes on income from continuing operations was $4.7 million for the fiscal year ended September 30, 2002 as compared to $3.9 million for the fiscal year ended September 30, 2001. The effective tax rate for the fiscal year ended September 30, 2002 was 36.0% and the effective tax rate on income from continuing operations for the fiscal year ended September 30, 2001 was 36.6%. These rates differ from the federal statutory rate due to state and foreign income taxes and tax-exempt interest income. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor the effective tax rate.

Discontinued operation

        The loss from discontinued operations increased to $4.9 million for the fiscal year ended September 30, 2002 from $1.2 million in the fiscal year ended September 30, 2001. This increase was attributable primarily to a $1.9 million charge related to the acceleration of the vesting of employee stock options in Australia. The loss on disposal of the discontinued operation represents the total loss on the disposal and wind-down of the Australian operation.

FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

Net revenues

        Net revenues increased 14.8% to $97.4 million for the fiscal year ended September 30, 2001 from $84.8 million for the fiscal year ended September 30, 2000. This increase resulted primarily from acquisitions and internal growth in net revenues from U.S. Government Services operations and an increase in net revenues from U.S. Commercial Services operations and United Kingdom operations. The increase in net revenues from U.S. Government Services operations resulted primarily from new contracts for two child support payment processing centers and growth of projects under our Master Services Agreement with the State of Missouri. The increase in U.S. Commercial Services operations resulted primarily from projects performed for a large healthcare client during the fiscal year ended September 30, 2001 and a full year of net revenues from the acquisition of The SCA Group, Inc. and Harris Chapman. The increase in net revenues from United Kingdom operations resulted primarily from an increase in net revenues under the Alliance Agreement with Siemens, partially offset by a $3.1 million decrease in net revenues as a result of the disposition of our subsidiary, Midas Computer Software Limited ("Midas") in March 2000. Net revenues and cost of revenues for the fiscal years ended September 30, 2001 and 2000 were recast to include reimbursable expenses to conform to the current period presentation. Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period.

Gross profit

        Gross profit increased 14.0% to $37.5 million for the fiscal year ended September 30, 2001 from $32.9 million for the fiscal year ended September 30, 2000. Gross profit margin was 38.5% for the fiscal year ended September 30, 2001 and 38.8% for the fiscal year ended September 30, 2000. Cost of revenues includes depreciation and amortization of $1.5 million for the year ended September 30, 2001 and $1.2 million for the year ended September 30, 2000. The slight decrease in gross profit margin resulted primarily from the increase in United Kingdom operations net revenues which had a higher use of subcontractors and lower gross profit margins.

Selling and marketing

        Selling and marketing expenses increased 7.4% to $6.3 million for the fiscal year ended September 30, 2001 from $5.8 million for the fiscal year ended September 30, 2000. As a percentage of net revenues, selling and marketing expenses decreased to 6.4% for the fiscal year ended September 30, 2001 from 6.9% for the fiscal year ended September 30, 2000. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of sales and marketing personnel through acquisitions and the cost of a feasibility study performed in partnership with Siemens.

General and administrative

        General and administrative expenses decreased 6.2% to $16.2 million for the fiscal year ended September 30, 2001 from $17.3 million for the fiscal year ended September 30, 2000. As a percentage of net revenues, general and administrative expenses decreased to 16.7% for the fiscal year ended September 30, 2001 from 20.4% for the fiscal year ended September 30, 2000. The decrease in general and administrative expense in absolute dollars was primarily attributable to a decrease in professional services costs and a decrease in wage costs and earned bonuses, partially offset by an increase in rent expense due to more office locations and increasing business insurance costs.

Other nonrecurring charges

        We had no nonrecurring charges in the fiscal year ended September 30, 2001. Other nonrecurring charges of $2.2 million for the fiscal year ended September 30, 2000 consist of the net charge for the disposition of Midas of approximately $1.3 million and severance costs for two former officers of approximately $907,000.

Depreciation and amortization

        Depreciation and amortization increased 23.5% to $5.2 million for the fiscal year ended September 30, 2001 from $4.2 million for the fiscal year ended September 30, 2000. As a percentage of net revenues, depreciation and amortization increased to 5.3% for the fiscal year ended September 30, 2001 from 4.9% for the fiscal year ended September 30, 2000. The increase in depreciation and amortization expense was primarily attributable to the amortization of increased goodwill and other intangible assets from business combinations and depreciation associated with additional capital expenditures. For the fiscal year ended September 30, 2001, 52.0% of total depreciation and amortization expense, including depreciation and amortization in cost of revenues, was related to goodwill and other acquired intangible assets amortization as a result of business combinations accounted for using the purchase method of accounting, an increase from 42.6% for the fiscal year ended September 30, 2000.

Interest income and interest expense, net

        We had net interest income of $788,000 for the fiscal year ended September 30, 2001 compared to net interest income of $903,000 for the fiscal year ended September 30, 2000. This decrease was primarily attributable to interest expense incurred on increased bank borrowings.

Provision for income taxes

        The provision for income taxes on income from continuing operations was $3.9 million for the fiscal year ended September 30, 2001 as compared to $2.2 million for the fiscal year ended September 30, 2000. The effective tax rate on income from continuing operations for the fiscal year ended September 30, 2001 was 36.6%. The effective tax rate on income from continuing operations for the fiscal year ended September 30, 2000 was 52.5% and was impacted by other nonrecurring charges for which no tax benefit can be recorded. Excluding these nonrecurring charges, our effective tax rate on income from continuing operations for the fiscal year ended September 30, 2000 would have been 39.2%. These rates differ from the federal statutory rate due to state and foreign income taxes and tax-exempt interest income.

Discontinued operation

        We had a loss from our discontinued operation, net of income taxes, of $1.2 million for the fiscal year ended September 30, 2001 compared to income from our discontinued operation, net of income taxes, of $286,000 for the fiscal year ended September 30, 2000. This decrease was primarily attributable to lower revenues due to overall weakness in the Australian economy.

SELECTED QUARTERLY STATEMENTS OF OPERATIONS

        The following tables set forth certain unaudited consolidated quarterly statements of income data for each of the eight fiscal quarters ended September 30, 2002. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements contained herein. The information for each quarter in fiscal year 2001 and the first quarter of fiscal year 2002 has been restated to reflect our Australian operation as a discontinued operation. This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Three months ended
Consolidated statements of income data:	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000
	(in thousands, except per share data)
Net revenues	$32,410	$26,330	$22,064	$23,010	$23,337	$22,180	$26,422	$25,430
Cost of revenues	20,115	15,930	12,830	13,992	13,756	12,786	16,982	16,353

Gross profit	12,295	10,400	9,234	9,018	9,581	9,394	9,440	9,077
Costs and expenses:
Selling and marketing	1,750	1,360	1,286	1,351	1,531	1,747	1,668	1,326
General and administrative	5,279	4,303	3,645	4,091	3,508	4,283	4,391	4,054
Business combination integration	337	—	—	—	—	—	—	—
Depreciation and amortization	2,041	1,375	1,345	1,376	1,348	1,261	1,253	1,291

Income from continuing operations	2,888	3,362	2,958	2,200	3,194	2,103	2,128	2,406
Interest income (expense), net	478	472	520	111	119	208	230	232

Income from continuing operations before income taxes	3,366	3,834	3,478	2,311	3,313	2,311	2,358	2,638
Provision for income taxes	1,115	1,419	1,287	855	1,241	797	870	979

Income from continuing operations, net of income taxes	2,251	2,415	2,191	1,456	2,072	1,514	1,488	1,659

Discontinued operation:
Loss from operation of discontinued operation, net of income taxes	(3,629)	—	(1,015)	(258)	(192)	(294)	(372)	(323)
Loss on disposal of discontinued operation, net of income taxes	(3,366)	—	(15,085)	—	—	—	—	—

Loss from discontinued operation, net of income taxes	(6,995)	—	(16,100)	(258)	(192)	(294)	(372)	(323)

Net income (loss)	$(4,744)	$2,415	$(13,909)	$1,198	$1,880	$1,220	$1,116	$1,336

Income from continuing operations, net of income taxes:
Per basic share	$0.12	$0.13	$0.12	$0.11	$0.16	$0.12	$0.12	$0.13

Per diluted share	$0.11	$0.12	$0.11	$0.10	$0.15	$0.11	$0.11	$0.13

Loss from discontinued operation, net of income taxes:
Per basic share	$(0.37)	$—	$(0.89)	$(0.02)	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Per diluted share	$(0.36)	$—	$(0.83)	$(0.02)	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Net income (loss):
Per basic share	$(0.25)	$0.13	$(0.77)	$0.09	$0.14	$0.10	$0.09	$0.11

Per diluted share	$(0.24)	$0.12	$(0.72)	$0.08	$0.13	$0.09	$0.08	$0.11

Shares used in computing basic net income (loss) per share	18,766	18,386	18,050	13,728	13,015	12,701	12,540	12,488

Shares used in computing diluted net income (loss) per share	19,657	19,367	19,337	15,144	14,158	13,603	13,254	12,664

	Three months ended
As a percentage of net revenues:	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.1	60.5	58.1	60.8	58.9	57.6	64.3	64.3

Gross profit	37.9	39.5	41.9	39.2	41.1	42.4	35.7	35.7
Costs and expenses:
Selling and marketing	5.4	5.2	5.9	5.9	6.6	7.9	6.3	5.2
General and administrative	16.3	16.3	16.5	17.8	15.0	19.3	16.6	15.9
Business combination integration	1.0	—	—	—	—	—	—	—
Depreciation and amortization	6.3	5.2	6.1	6.0	5.8	5.7	4.7	5.1

Income from continuing operations	8.9	12.8	13.4	9.5	13.7	9.5	8.1	9.5
Interest income (expense), net	1.5	1.8	2.4	0.5	0.5	0.9	0.8	0.9

Income from continuing operations before income taxes	10.4	14.6	15.8	10.0	14.2	10.4	8.9	10.4
Provision for income taxes	3.5	5.4	5.9	3.7	5.3	3.6	3.3	3.9

Income from continuing operations, net of income taxes	6.9%	9.2%	9.9%	6.3%	8.9%	6.8%	5.6%	6.5%

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirement is to fund working capital to support our growth, including current and potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on February 28, 2004, all of which may be used for letters of credit. The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets, excluding assets owned by Tier Australia, including a pledge of 65% of the stock of our subsidiaries other than the stock of Simsion Bowles. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the incurrence of additional debt, and a prohibition on our repurchasing our common stock. The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. As of September 30, 2002, there were no outstanding borrowings under this facility. Standby letters of credit totaling approximately $1,722,000 were outstanding at September 30, 2002. As of September 30, 2002, due to the loss from the Australia discontinued operations, we were not in compliance with two of the covenants of the credit facility, however, the bank waived such noncompliance.

        In addition to the letters of credit mentioned above, we have letters of credit totaling approximately $3,346,000, which are collateralized by certain securities in our investment portfolio at September 30, 2002. Furthermore, our subsidiary, OPC has letters of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit. These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

        Our Australian subsidiary has letters of credit totaling approximately $158,000 (based on the September 30, 2002 exchange rate of AU$1.84 to U.S. $1.00) outstanding at September 30, 2002 to meet certain facility lease requirements. These letters of credit were secured by term deposits with an Australian bank.

        Net cash from continuing operations provided by operating activities was $14.3 million, $8.1 million and $9.2 million in the fiscal years ended September 30, 2002, 2001 and 2000. Net cash from continuing operations provided by operating activities for the fiscal years ended September 30, 2002 and 2001 resulted primarily from income from continuing operations, net of income taxes adjusted for depreciation and amortization, partially offset by an increase in accounts receivable balances resulting from increased sales. Net cash from continuing operations provided by operating activities for the fiscal year ended

September 30, 2000 resulted primarily from income from continuing operations, net of income taxes adjusted for depreciation and amortization.

        Net cash from continuing operations used in investing activities was $67.6 million in the fiscal year ended September 30, 2002, $12.5 million in the fiscal year ended September 30, 2001, and $6.1 million in the fiscal year ended September 30, 2000. Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2002 resulted primarily from the acquisition of OPC for approximately $70.6 million ($30.7 million, excluding cash, restricted cash and short-term and long-term investments acquired), the acquisition of GSC for approximately $8.4 million and the acquisition of Chayet Communications Group, Inc. for approximately $1.1 million, including earnout payments. Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2001 resulted primarily from the acquisition of certain assets and liabilities of Point Group and payments of the purchase price and contingent earnouts related to the acquisition of certain assets and liabilities of The SCA Group, Inc. and Harris Chapman (collectively "SCA"). Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2000 resulted primarily from the investment in the acquisition of SCA and the purchase of equipment, partially offset by the disposal of Midas. Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $4.6 million in the fiscal year ended September 30, 2002, $1.9 million in the fiscal year ended September 30, 2001, and $2.3 million in the fiscal year ended September 30, 2000. Capital expenditures were primarily attributable to geographic expansion, establishment of child support payment processing centers, other project-related capital expenditures and development of our technology infrastructure. Future capital expenditures may continue to fluctuate. We anticipate that we will continue to have significant capital expenditures in the near-term related to, among other things, purchases of computer equipment and software to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment or expansion of child support payment processing and other transaction processing centers.

        Net cash from continuing operations provided by financing activities totaled $80.8 million in the fiscal year ended September 30, 2002 and $10.2 million in the fiscal year ended September 30, 2001, compared to net cash from continuing operations used in financing activities of $524,000 in the fiscal year ended September 30, 2000. Net cash from continuing operations provided by financing activities in the fiscal year ended September 30, 2002 was primarily the result of the proceeds of our follow-on stock offering and the proceeds from the exercise of employee stock options, partially offset by the repayment of the bank line of credit. In the fiscal year ended September 30, 2001, net cash from continuing operations provided by financing activities was primarily the result of bank borrowings and the exercise of stock options. In the fiscal year ended September 30, 2000, the net cash from continuing operations used in financing activities was primarily the result of the repurchase of Class B common stock, partially offset by proceeds from the exercise of stock options.

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

Recent Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets with indefinite useful lives. We will adopt SFAS 142 as of October 1, 2002. We are currently evaluating if an impairment charge will result from the adoption of SFAS 142.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." We will adopt SFAS 144 as of October 1, 2002. We are currently evaluating whether the adoption of SFAS 144 will have a material impact on our consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We are required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. We do not believe adoption of SFAS 146 will materially impact our financial position or results of operations.

Factors That May Affect Future Results

        The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this report.

Our quarterly net revenues and operating results are volatile, may fluctuate significantly from quarter to quarter and may be difficult to forecast, which may cause the market price of our Class B common stock to decline.

        Our net revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control. Among other things, these factors include:

  •
  the number, size and scope of projects in which we are engaged;
  •
  demand for our services generated by strategic partnerships and certain prime contractors;
  •
  dependency on our technology partners;
  •
  economic conditions in the vertical and geographic markets we serve;
  •
  the accuracy of estimated costs to complete our fixed price contracts;
  •
  the accuracy of estimated transaction volume and transaction dollars processed in computing transaction net revenues from our child support payment processing center operations and OPC's payment processing center operations;
  •
  our employee utilization rates and the number of billable days in a particular quarter which may be significantly impacted by increased vacations and public holidays;
  •
  the seasonality of the OPC's business, which is due primarily to the fact that the majority of federal and state personal income tax payments are being made in March and April and to the fact that real estate and personal property tax payments are made only once or twice per year in most jurisdictions;
  •
  the contractual terms and degree of completion of projects;
  •
  any delays or costs incurred in connection with, or early termination of, a project;
  •
  the accuracy of estimates of resources and costs required to complete ongoing projects;

  •
  our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors;
  •
  the amount and timing of costs related to our sales and marketing efforts and other initiatives;
  •
  start-up costs including software license fees incurred in connection with the initiation of large projects;
  •
  the adequacy of provisions for losses; and
  •
  any assessment of potential penalties, damages or contingent obligations in connection with a project.

        The timing and realization of opportunities in our sales pipeline make the timing and variability of net revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are fixed in advance. We also typically reach the annual limitation on FICA contributions for many of our U.S. consultants before the end of the calendar year. As a result, U.S. employer payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year and net revenues will vary from quarter-to-quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our Class B common stock. In addition, our operating results may from time to time be below the expectations of analysts and investors. If so, the market price of our Class B common stock may decline significantly.

We depend on government agencies for a majority of our net revenues and the loss or decline of existing or future government agency funding would adversely affect our net revenues and cash flows.

        For the fiscal year ended September 30, 2002, approximately 82.4% of our net revenues were derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, the contract could be terminated or significant penalties could be assessed.

We rely on small numbers of projects, customers and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or customers or if conditions in our target markets deteriorate.

        The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project would significantly reduce our net revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. For the fiscal year ended September 30, 2002, our top ten clients represented 63.2% of our total net revenue and the State of Missouri accounted for 13.1% of our total net revenue and CalPERS accounted for 10.5% of our total net revenue. The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period. If any of our large clients terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies in these markets could also result in a reduction in our net revenues and cash flows.

        The IRS accounts for a significant portion of OPC's net revenues. The existing contract with the IRS allows the IRS to terminate our services at any time for IRS convenience. The loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, could result in a reduction in our net revenues and cash flows. For the fiscal year ended September 30, 2002, the IRS accounted for 49.4% of OPC's net revenues.

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

        OPC's electronic credit card payment services and our child support payment processing services are designed to provide payment management functions and to limit our clients' risk of fraud or loss in effecting transactions with their constituents. As electronic services become more critical to our clients, there is the potential for significant liability claims for the processing of fraudulent or erroneous transactions. In addition, defects or programming errors in the software we use could cause service interruptions. Our services depend on hardware, software and supporting infrastructure that is both internally developed, purchased and/or licensed from third parties. Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released. In addition, we may experience disruptions in service from third-party providers. To the extent that defects or errors are undetected in the future and cannot be resolved satisfactorily or in a timely manner, our business could suffer. If a liability claim or claims were brought against us, even if not successful, their defense would likely be time consuming and costly and could damage our reputation. Any such liability or claim could have a material and adverse effect on our business, operating results and financial condition.

Because we sometimes work with third parties and use software of third parties in providing our products and services to clients, our reputation, operating results and competitiveness could be adversely affected by actions that those third parties take.

        We sometimes perform client engagements using third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. Our ability to service some of our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. In these situations, we depend on the software, resources and technology of these third parties in order to perform the engagement. Actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could adversely impact a project, damage our reputation and adversely affect our ability to attract new business. In addition, the refusal or inability of these third parties to permit continued use of their software, resources or technology by us, our inability to gain access to software that has been placed in escrow by third parties, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services. If we are unable to meet our contractual requirements with our clients, we could be subjected to claims by our clients.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive.

        A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through September 30, 2002, we acquired 19 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

  •
  failure to realize the value of the acquired assets, businesses or projects;
  •
  diversion of management's attention;
  •
  failure to retain key personnel;
  •
  entrance into markets in which we have limited or no prior experience;
  •
  increased general and administrative expenses;
  •
  client dissatisfaction or performance problems with acquired assets, businesses or projects;
  •
  write-offs of goodwill and other intangible assets and other charges against earnings;
  •
  assumption of unknown liabilities;
  •
  the potentially dilutive issuance our common stock, the use of significant amounts of cash or the incurrence of substantial amounts of debt; and
  •
  other unanticipated events or circumstances.

        We acquired OPC at the end of July 2002. OPC has a history of losses. Although OPC initiated a restructuring plan in November 2001 to reduce certain operating expenses and we intend to further reduce operating expenses for OPC as we integrate this acquisition and complete the restructuring, there can be no assurance that OPC operations will attain profitability.

        The use of credit cards to make payments to government agencies is still relatively new and evolving. To date, OPC's business has consisted primarily of providing credit card payment options for the payment of balance due federal and state personal income taxes, real estate and personal property taxes and fines for traffic violations and parking citations. Because OPC has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC's business model. OPC's business model is based on consumers' willingness to pay a convenience fee (in addition to their required government or other payment) for the use of OPC's credit card payment option. Our success will depend on maintaining OPC's relationship with the IRS and on maintaining existing, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents. There can be no assurances that we will be able to develop new OPC relationships or maintain existing OPC relationships, and the failure to do so could have a material and adverse effect on our business, operating results and financial condition. In addition, if consumers are not receptive to paying a convenience fee, credit card associations change their rules and do not allow us to charge the convenience fees, credit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, or if the use of the internet declines, demand for OPC's services will decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition.

        We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Without additional acquisitions, we are unlikely to maintain historical growth rates.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts.

        Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or income tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on those contracts. During the fiscal year ended September 30, 2002, 47.0% of our net revenues were generated on a fixed price basis and 33.1% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

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

Our software products compete in markets that are rapidly changing and we must develop, acquire and introduce new products and technologies to grow our net revenues and remain competitive.

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

        The information technology, transaction processing and consulting services markets are highly competitive and are served by numerous international, national and local firms. We may not be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including international consulting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater net revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the information technology and consulting services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the information technology and consulting services markets.

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

        We maintain insurance to cover a variety of different business risks. There can be no assurance that we can maintain the same scope and amount of insurance coverage on reasonable terms or obtain such insurance at all. Our inability to renew policies or maintain the same level of coverage would adversely affect our business and increase our risk exposure.

        We have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and post the performance bond with the client. There can be no assurance that such performance bonds will continue to be available on reasonable terms, if at all. Our inability to obtain performance bonds would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and limit our ability to bid for future contracts.

We could become subject to lawsuits that could result in material liabilities to us or cause us to incur material costs.

        Any failure in a client's system or failure to meet a material deliverable could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. Our liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

If we are unable to protect our intellectual property and proprietary rights, our business could be adversely affected.

        The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of that information, or to detect unauthorized use of such information. We rely on a combination of trade secrets, nondisclosure agreements, licensing agreements and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. We also enter into non-disclosure agreements with our employees, subcontractors and the parties we team with for contracts and generally require that our clients enter into such agreements. We also control and limit access to our proprietary information.

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

If OPC's clients and credit card issuers cease to publicize OPC's services or adversely change the manner in which they promote OPC's services, consumer use of its services may slow, and we may suffer a large increase in advertising costs.

        Currently, OPC's government clients and credit card issuers provide a significant portion of the publicity for its services, without any charge to OPC. If clients cease to publicize OPC's services, or charge OPC for this publicity, advertising costs will increase substantially, which could have a material and adverse effect on our business, operating results and financial condition. While OPC endeavors in its agreements with its clients to require such clients to undertake such advertising activities, many of the clients and credit card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so. In addition, the clients may publicize other services, including those of its competitors. For example, the IRS's 2001 Form 1040 instruction booklet and Forms 1040ES and 4868 listed a competitor's name before OPC's name in regard to providers of electronic credit card payment services, whereas for the 2000 forms (i.e., payments made in 2001), OPC's name was listed first.

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

        A constraint in OPC's capacity to process transactions could impair the quality and availability of OPC's service. Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of service. Although we believe that OPC has sufficiently expanded its system capacity to accommodate anticipated future growth, there are no assurances that OPC will not suffer capacity constraints caused by a sharp increase in the use of its services. Due to the large number of tax payments made in March and April, there is is an increased risk that OPC will suffer a capacity constraint during that period, which could have an adverse effect on our business, operating results and financial condition.

We could suffer material losses if our systems or operations fail or are disrupted.

        Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage, capacity constraints or terrorist attacks, could cause interruptions, delays in our business, loss of data or damage to our reputation. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our transaction processing, could be suspended or interrupted and our business could be harmed. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

Pro forma financial information that we disclose concerning our operations does not conform to generally accepted accounting principles and may not comply with final SEC regulations.

        We prepare and release financial statements prepared in accordance with generally accepted accounting principles (GAAP). We also disclose and discuss certain pro forma financial information in our related earnings releases and investor conference calls. We believe the pro forma financial information disclosed helps investors evaluate the results of our ongoing operations. We encourage investors to carefully review the GAAP financial information included in our quarterly earnings releases and periodic SEC reports. Pursuant to the Sarbanes-Oxley Act, the SEC is required to issue by January 26, 2003 final rules regulating the publication of pro forma financial information. If those rules materially limit our ability to disclose pro forma financial information, it could be more difficult for us to communicate the results of our ongoing operations, which could have an adverse effect on the trading price of our common stock.

Control of our company by our chief executive officer could make it difficult for another company to acquire us and could depress the price of our Class B common stock.

        Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock. The voting power held by Mr. James L. Bildner, our chief executive officer, in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner represented 34.0% of our total common stock voting power outstanding at September 30, 2002. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Our Class B common stock price and trading volume has been and could continue to be volatile, which could result in substantial losses for investors in our Class B common stock.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies used by our operations in the United Kingdom.

Foreign currency exchange rate risk

        We conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Net revenues from United Kingdom operations represented 2.2% of our total net revenues for the fiscal year ended September 30, 2002. Near-term changes in exchange rates may have a material impact on our future net revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions for the fiscal year ended September 30, 2002. There can be no assurance that a sudden and significant decline in the value of the British pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

        We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at September 30, 2002, the fair value of the portfolio would decline by $813,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

  (a)
  Executive Officers. See "Executive Officers" in Part I of this report.

  (b)
  Directors. The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers." We intend to file our proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year ended September 30, 2002.

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

Item 14.    Controls and Procedures

        Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this report (the "Evaluation Date"). Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

        There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

    (3)
    Exhibits. See "Exhibit Index."

  (b)
  Reports on Form 8-K.

          Current Report on Form 8-K, filed August 8, 2002, pursuant to Item 2 regarding the acquisition of 97.5% of the issued and outstanding capital stock of Official Payments Corporation.

          Current Report on Form 8-K, filed August 20, 2002, pursuant to Item 5 regarding the agreement to sell substantially all of the assets of Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited and GC Simsion, GR Bowles & Associates Pty Limited (collectively "Tier Australia").

          Current Report on Form 8-K, filed September 17, 2002, pursuant to Item 2 regarding the disposition of substantially all of the assets of Tier Australia and pursuant to Item 7 attaching pro forma information related to the disposition of substantially all the assets of Tier Australia.

  (c)
  Exhibits. See "Exhibit Index."

  (d)
  Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Tier Technologies, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 31, 2002

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$41,750	$13,174
Short-term investments	18,571	9,104
Accounts receivable, net of allowance for doubtful accounts of $753 in 2002 and $209 in 2001	32,686	26,209
Prepaid expenses and other current assets	7,908	3,286

Total current assets	100,915	51,773
Equipment and software, net	8,751	4,784
Notes and accrued interest receivable from related parties, less current portion	1,967	2,011
Goodwill and other acquired intangible assets, net	76,118	24,035
Long-term investments	11,906	—
Other assets	1,462	5,643
Net assets of discontinued operation	—	14,332

Total assets	$201,119	$102,578

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$959	$1,206
Accrued liabilities	11,184	2,528
Accrued subcontractor expenses	3,257	1,127
Accrued compensation and related liabilities	3,979	3,384
Purchase price payable	3,387	4,691
Income taxes payable	1,756	1,764
Deferred income	3,231	624
Other current liabilities	470	93

Total current liabilities	28,223	15,417
Long-term debt, less current portion	288	7,707
Other liabilities	1,129	1,302
Deferred taxes payable	4,458	—

Total liabilities	34,098	24,426

Commitments and contingencies (Notes 5 and 8)
Shareholders' equity:
Preferred stock, no par value; authorized shares — 4,579; no shares issued and outstanding	—	—
Common stock, no par value; authorized shares — 43,480; issued and outstanding shares — 19,018 in 2002 and 13,118 in 2001	169,772	70,900
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(291)	(5,328)
Retained earnings (accumulated deficit)	(687)	14,353

Total shareholders' equity	167,021	78,152

Total liabilities and shareholders' equity	$201,119	$102,578

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2002	2001	2000
Net revenues	$103,814	$97,370	$84,832
Cost of revenues	62,866	59,878	51,943

Gross profit	40,948	37,492	32,889
Costs and expenses:
Selling and marketing	5,747	6,272	5,839
General and administrative	17,318	16,236	17,306
Business combination integration	337	—	—
Other nonrecurring charges	—	—	2,195
Depreciation and amortization	6,138	5,152	4,172

Income from continuing operations	11,408	9,832	3,377
Interest income	1,875	1,247	965
Interest expense	294	459	62

Income from continuing operations before income taxes	12,989	10,620	4,280
Provision for income taxes	4,676	3,887	2,247

Income from continuing operations, net of income taxes	8,313	6,733	2,033

Discontinued operation:
Income (loss) from operations of discontinued operation, net of income taxes	(4,902)	(1,181)	286
Loss on disposal of discontinued operation, net of income taxes	(18,451)	—	—

Income (loss) from discontinued operation, net of income taxes	(23,353)	(1,181)	286

Net income (loss)	$(15,040)	$5,552	$2,319

Income from continuing operations, net of income taxes:
Per basic share	$0.48	$0.53	$0.16

Per diluted share	$0.45	$0.50	$0.16

Income (loss) from discontinued operation, net of income taxes:
Per basic share	$(1.36)	$(0.09)	$0.02

Per diluted share	$(1.27)	$(0.09)	$0.02

Net income (loss):
Per basic share	$(0.87)	$0.44	$0.19

Per diluted share	$(0.82)	$0.41	$0.18

Shares used in computing basic net income (loss) per share:	17,225	12,687	12,344

Shares used in computing diluted net income (loss) per share:	18,376	13,455	12,740

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock
	Class A		Class B		Notes Receivable From Shareholders		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
						Deferred Compensation			Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at September 30, 1999	1,640	$1,638	10,620	$64,374	$(1,773)	$(352)	$(101)	$6,482	$70,268
Exercise of stock options	10	36	334	1,222	—	—	—	—	1,258
Issuance of Class B common stock	—	—	38	208	—	—	—	—	208
Tax benefit of stock options exercised	—	—	—	332	—	—	—	—	332
Conversion of Class A common stock into Class B common stock	(396)	(396)	396	396	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	148	1,061	—	—	—	—	1,061
Repurchase of Class B common stock	—	—	(241)	(1,606)	—	—	—	—	(1,606)
Class B common stock returned upon sale of Midas subsidiary	—	—	(51)	(1,328)	—	—	—	—	(1,328)
Amortization of deferred compensation	—	—	—	—	—	235	—	—	235
Net income	—	—	—	—	—	—	—	2,319	2,319	$2,319
Foreign currency translation adjustment	—	—	—	—	—	—	(3,470)	—	(3,470)	(3,470)

Balance at September 30, 2000	1,254	1,278	11,244	64,659	(1,773)	(117)	(3,571)	8,801	69,277	$(1,151)

Exercise of stock options	—	—	428	2,690	—	—	—	—	2,690
Issuance of Class B common stock	—	—	36	188	—	—	—	—	188
Tax benefit of stock options exercised	—	—	—	694	—	—	—	—	694
Conversion of Class A common stock into Class B common stock	(287)	(286)	287	286	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	156	1,391	—	—	—	—	1,391
Amortization of deferred compensation	—	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	—	5,552	5,552	$5,552
Foreign currency translation adjustment	—	—	—	—	—	—	(1,757)	—	(1,757)	(1,757)

Balance at September 30, 2001	967	992	12,151	69,908	(1,773)	—	(5,328)	14,353	78,152	$3,795

Exercise of stock options	10	36	1,585	12,400	—	—	—	—	12,436
Issuance of Class B common stock	—	—	4,164	77,581	—	—	—	—	77,581
Tax benefit of stock options exercised	—	—	—	4,349	—	—	—	—	4,349
Conversion of Class A common stock into Class B common stock	(97)	(98)	97	98	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	141	2,604	—	—	—	—	2,604
Option acceleration charge from discontinued operations	—	—	—	1,902	—	—	—	—	1,902
Net loss	—	—	—	—	—	—	—	(15,040)	(15,040)	(15,040)
Unrealized loss on investments	—	—	—	—	—	—	(67)	—	(67)	(67)
Foreign currency translation adjustment	—	—	—	—	—	—	5,104	—	5,104	5,104

Balance at September 30, 2002	880	$930	18,138	$168,842	$(1,773)	$—	$(291)	$(687)	$167,021	$(10,003)

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2002	2001	2000
Operating activities
Income from continuing operations, net of income taxes	$8,313	$6,733	$2,033
Adjustments to reconcile income from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Depreciation and amortization	8,443	6,687	5,381
Amortization of deferred compensation	—	117	235
Loss from disposal of Midas subsidiary	—	—	1,288
Provision for doubtful accounts	544	25	(2,061)
Deferred income taxes	(785)	(1,078)	866
Tax benefit of stock options exercised	4,349	694	332
Forgiveness of notes receivable from employees	65	70	244
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,301)	(3,719)	(1,183)
Income taxes payable	1,257	2,119	(499)
Prepaid expenses and other current assets	(2,826)	(335)	(1,168)
Other assets	538	(534)	(344)
Accounts payable and accrued liabilities	(1,408)	(2,051)	4,852
Deferred income	141	(671)	(742)

Net cash from continuing operations provided by operating activities	14,330	8,057	9,234

Investing activities
Purchase of equipment and software	(2,901)	(1,878)	(1,985)
Notes and accrued interest receivable from related parties	(338)	(477)	(1,026)
Repayments on notes and accrued interest receivable from related parties	521	190	401
Business combinations, net of cash acquired	(67,821)	(10,847)	(6,256)
Disposal of Midas subsidiary, net of cash	—	—	3,497
Restricted investments	(7,125)	—	—
Purchases of available-for-sale securities	(48,293)	(11,428)	(7,489)
Sales of available-for-sale securities	43,750	3,696	2,879
Maturities of available-for-sale securities	14,476	8,286	3,924
Other assets	85	4	(46)

Net cash from continuing operations used in investing activities	(67,646)	(12,454)	(6,101)

Financing activities
Borrowings under bank lines of credit	—	7,500	—
Payments under bank lines of credit	(7,500)	—	—
Repurchase of Class B common stock	—	—	(1,606)
Net proceeds from issuance of Class A and Class B common stock	90,092	2,878	1,466
Payments on capital lease obligations, other financing arrangements and notes payable to shareholders	(1,830)	(204)	(384)

Net cash from continuing operations provided by (used in) financing activities	80,762	10,174	(524)
Effect of exchange rate changes on cash	(119)	(22)	204

Net cash from continuing operations	27,327	5,755	2,813
Net cash provided by (used in) discontinued operation	1,249	(1,316)	(2,631)

Net increase in cash and cash equivalents	28,576	4,439	182
Cash and cash equivalents at beginning of period	13,174	8,735	8,553

Cash and cash equivalents at end of period	$41,750	$13,174	$8,735

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$294	$459	$62

Income taxes paid (refunded), net	$2,373	$2,141	$1,644

Supplemental disclosure of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$1,717	$10	$282

Assumed liabilities related to business combinations	$15,514	$349	$581

Class B common stock issued in business combinations	$2,604	$1,391	$1,061

Conversion of Class A common stock to Class B common stock	$98	$286	$396

Class B common stock returned upon sale of Midas subsidiary	$—	$—	$1,328

Stock options acceleration charge from discontinued operation	$1,902	$—	$—

See accompanying notes.

TIER TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Tier Technologies, Inc. (the "Company") is a vertically focused provider of end-to-end business solutions to its public sector, national and multinational clients. The Company combines its understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—government, healthcare, insurance and utilities. The Company has offices located throughout the United States. The Company works closely with its Fortune 1000, government and other clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date, net revenues and expenses are translated using the average exchange rate for the period, and gains and losses from this translation process are included in shareholders' equity.

Accounting for Business Combinations

        Contingent payments of additional purchase price based on future performance criteria being met by acquired companies are generally recorded as additional goodwill at the time the payment can be determined beyond a reasonable doubt. For acquisitions made prior to July 1, 2001, the additional goodwill is amortized over its estimated remaining useful life. If a contingent payment is based, in part, on a seller's continuing employment with the Company, the payments are recorded as a compensation charge related to business combinations over the vesting period when the amount is deemed probable to be made.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Revenue Recognition

        The Company derives net revenues from professional consulting, IT consulting, transaction processing services and software license and maintenance fees. The Company generally bills clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Net revenues pursuant to time and materials contracts are generally recognized as services are performed. Net revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated project costs). Net revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed. Net revenues from software licenses that include significant implementation or customization services are recognized on the percentage-of-completion method of accounting. Net revenues from software licenses that do not include significant implementation or customization services are recognized upon delivery when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undeliverable elements of the arrangement. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

        Pursuant to Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14", formerly EITF Abstracts, Topic D-103), customer reimbursements for out-of-pocket expenses are included in net revenues. Because these additional net revenues are offset by the associated reimbursable expenses included in cost of revenues, the adoption of EITF No. 01-14 did not impact income from continuing operations or net income (loss). Net revenues and cost of revenues for the fiscal years ended September 30, 2001 and 2000 were recast to include reimbursable expenses to conform to the current period presentation. Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period.

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

        Unbilled receivables arise on a contract when the cumulative net revenue recognized exceeds the cumulative amount billed in accordance with the contractual billing terms. Unbilled receivables were $16,475,000 and $11,803,000 at September 30, 2002 and 2001, respectively, of which $0 and approximately $1,091,000, respectively, is not billable for more than one year under the terms of the contracts and is included in other long-term assets. The current portion of the unbilled receivables balance is included in accounts receivable.

        Net revenues derived from sales to governmental agencies were approximately $85,511,000, $69,123,000 and $60,382,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Credit Risk and Significant Clients

        Financial instruments that potentially subject the Company to significant levels of credit risk are accounts receivable.

        The Company extends credit based on an evaluation of its client's financial condition and does not require collateral. The Company's historical credit losses have not been significant, except for the write-off of approximately $2,020,000 due to a contract dispute during the year ended September 30, 1999.

        For the year ended September 30, 2002, net revenue from two clients totaled approximately $13,624,000 and $10,932,000 which represented 13.1% and 10.5% of total net revenues, respectively. Accounts receivable balances, including unbilled receivables, at September 30, 2002 relating to these two clients amounted to a total of approximately $8,424,000. For the year ended September 30, 2001, net revenues from three clients totaled approximately $14,523,000, $12,713,000 and $9,851,000, respectively, which represented 14.9%, 13.1% and 10.1% of total net revenues, respectively. Accounts receivable balances at September 30, 2001 relating to these three clients amounted to a total of approximately

$7,925,000. For the year ended September 30, 2000, net revenues from three clients totaled approximately $10,084,000, $9,773,000 and $9,495,000 which represented 11.9%, 11.5% and 11.2% of total net revenues, respectively. Accounts receivable balances at September 30, 2000 relating to these three clients amounted to a total of approximately $9,640,000.

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

        In the course of operating a payment processing center for a client, the Company may maintain bank accounts for the deposit and disbursement of monies on behalf of the client. The cash balance of the accounts and the related liability of the same amount are netted in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes receivable approximate fair value as the interest rates are charged at market rates.

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

        Included in long-term investments at September 30, 2002 is approximately $7,705,000 that is pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods with the latest period estimated to be through May 2005.

        Unrealized and realized gains and losses have not been material to the Company for the years ended September 30, 2002, 2001 and 2000.

Equipment and Software

        Equipment and software are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, which ranges from three to seven years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

Long-Lived Assets

        The Company assesses the recoverability of its long term assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets." No impairment has been identified to date.

        As discussed below in "Impact of Recently Issued Accounting Standards", the Company will adopt the new Statement of Financial Account Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"), effective October 1, 2002. SFAS 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations.

Software Development Costs

        Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, software development costs incurred prior to technological feasibility have not been material and have been charged to expense. Capitalized external use software at September 30, 2002 and 2001 was approximately $4,408,000 and $1,575,000, respectively and the associated accumulated amortization was $1,462,000 and $539,000, respectively. These amounts have been included in Software in Note 3. Amortization expense related to external use software for the years ended September 30, 2002, 2001 and 2000 was $923,000, $214,000 and $160,000, respectively. External use software includes software acquired through business combinations and internally developed software which is licensed to the Company's clients and third party software sublicensed to the Company's clients.

Internal Use Software Costs

        Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs related to internal use software that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use are capitalized.

Stock-Based Compensation

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" and provides the disclosure required in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss)for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted net income per share to the extent such shares are dilutive. In accordance with SFAS 128, "Earnings Per Share", we use income from continuing operations, net of income taxes as the "control number" in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

Comprehensive Income (Loss)

        Effective October 1, 1998, the Company accounts for comprehensive income (loss) items in accordance with Statement of Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income (loss) may, for example, consist of foreign currency items and unrealized gains and losses on certain investments classified as available-for-sale.

Segment Reporting

        The Company is managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, Official Payments and United Kingdom Operations. The U.S. Commercial Services segment provides business process reengineering ("BPR"), systems design and integration ("Systems") and business process outsourcing ("BPO") services to Fortune 1000 clients in the United States. The U.S. Government Services segment provides BPR, Systems, transaction processing and BPO services to federal, state and local government entities in the United States. The Official Payments segment provides transaction processing services to clients primarily in the public sector. The United Kingdom Operations segment provides BPR, Systems and BPO services to clients in the public and private sectors in Europe.

Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements and related notes to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 142 revises the accounting for goodwill and other intangible assets with indefinite useful lives by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets with indefinite useful lives. The Company will adopt SFAS 142 as of October 1, 2002. The Company is currently evaluating if an impairment charge will result from the adoption of SFAS 142.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating whether the adoption of SFAS 144 will have a material impact on the consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will materially impact the Company's consolidated financial statements.

2.    INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended September 30,
	2002	2001	2000
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$8,313	$6,733	$2,033

Income (loss) from discontinued operation, net of income taxes	$(23,353)	$(1,181)	$286

Net income (loss)	$(15,040)	$5,552	$2,319

Denominator for basic income (loss) per share-weighted average common shares outstanding	17,225	12,687	12,344
Effects of dilutive securities:
Common stock options	1,120	748	251
Contingently issuable shares	31	12	—
Common stock held in escrow	—	8	145

Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	18,376	13,455	12,740

Income from continuing operations, net of income taxes:
Per basic share	$0.48	$0.53	$0.16

Per diluted share	$0.45	$0.50	$0.16

Income (loss) from discontinued operation, net of income taxes:
Per basic share	$(1.36)	$(0.09)	$0.02

Per diluted share	$(1.27)	$(0.09)	$0.02

Net income (loss):
Per basic share	$(0.87)	$0.44	$0.19

Per diluted share	$(0.82)	$0.41	$0.18

        Options to purchase approximately 255,000 shares of Class B common stock at a price ranging from $17.75 to $20.70 per share were outstanding at September 30, 2002, but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the shares. Options to purchase approximately 1.1 million shares of Class B common stock at a price ranging from $9.19 to $17.81 per share were outstanding at September 30, 2001, but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the shares. Options to purchase approximately 2.3 million shares of Class B common stock at a price ranging from $6.56 to $17.81 per share were outstanding at September 30, 2000, but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the shares.

3.    BALANCE SHEET COMPONENTS

        The components of equipment and software are as follows:

	September 30,
	2002	2001
	(in thousands)
Computer equipment	$3,684	$3,744
Software	12,094	6,734
Furniture, equipment and leasehold improvements	3,458	2,787

	19,236	13,265
Less: Accumulated depreciation and amortization	(10,485)	(8,481)

	$8,751	$4,784

        Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was approximately $1,539,000, $1,645,000 and $1,632,000, respectively. Amortization expense related to software for the years ended September 30, 2002, 2001 and 2000 was approximately $2,497,000, $1,623,000 and $1,456,000, respectively. Of the total depreciation and amortization expense, approximately $2,305,000, $1,535,000 and $1,209,000 was included in cost of revenues for the years ended September 30, 2002, 2001 and 2000, respectively.

        Software includes both internal use and external use software. See Note 1. Internal use software includes third party software acquired for use on client projects and back office operations, software acquired through business combinations and internally developed software primarily for use in our child support payment processing operations.

        At September 30, 2002 and 2001, the cost of assets acquired under capital leases was $1,121,000 and $882,000 and the related accumulated depreciation and amortization was $800,000 and $639,000, respectively.

        The components of goodwill and other acquired intangible assets are as follows:

	September 30,
	2002	2001
	(in thousands)
Goodwill and other acquired intangible assets:
Goodwill	$58,001	$30,351
Other identified intangibles	28,990	150

	86,991	30,501
Less: Accumulated amortization	(10,873)	(6,466)

	$76,118	$24,035

4.    BANK LINES OF CREDIT

        At September 30, 2002, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit. The credit facility has a maturity date of February 28, 2004. The credit facility is collateralized by first priority liens and security interests in the Company's assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., GC Simsion, GR Bowles & Associates Pty Limited ("Simsion Bowles") and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company's subsidiaries excluding Simsion Bowles. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option, and is payable monthly. As of September 30, 2002, there were no outstanding borrowings and standby letters of credit totaling approximately $1,722,000 were outstanding. See Note 7. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 2002, due to the loss from the Australia discontinued operations, the Company was not in compliance with two of the financial ratios; however, the bank waived such noncompliance.

        In addition to the letters of credit under the credit facility, the Company has letters of credit totaling approximately $3,346,000, which are collateralized by certain securities in the Company's investment portfolio at September 30, 2002. Also, our subsidiary, Official Payments Corporation, has letters of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit. These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

        At September 30, 2002, the Company's Australian subsidiary had letters of credit outstanding totaling approximately $158,000 (based on the September 30, 2002 exchange rate of AU$1.84 to U.S.$1.00) to meet certain facility lease requirements. These letters of credit were secured by term deposits with an Australian bank.

5.    COMMITMENTS AND CONTINGENCIES

        The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through 2008. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Year ending September 30,
2003	$3,014	$509
2004	2,974	177
2005	2,395	102
2006	1,140	69
2007	1,068	—
Thereafter	761	—

Total minimum lease payments	$11,352	857

Less amounts representing interest		(99)

Present value of capital lease obligations		758
Less amounts due within one year		(470)

		$288

        Rent expense for the years ended September 30, 2002, 2001 and 2000 was approximately $2,526,000, $2,296,000 and $1,631,000, respectively.

        Under certain contracts, the Company is required to obtain performance bonds from a licensed surety and to post the performance bond with the client. At September 30, 2002, the Company had aggregate bonds totaling $40,388,000 posted with clients. Certain of these bonds are secured by letters of credit and pledged investments totaling $7,000,000. Fees for obtaining the bonds are expensed over the life of the bond and are included in cost of revenue.

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

        Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. During the years ended September 30, 2002 and 2001, approximately 97,000 and 287,000 shares, respectively, of Class A common stock were converted to Class B common stock. The number of authorized shares of Class A common stock was 880,000 at September 30, 2002.

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

Voting Trust

        In November 1997, all Class A shareholders (the "Beneficiaries") transferred their Class A common stock into a voting trust. The Company's Chief Executive Officer is the trustee of the voting trust (the "Trustee") and has the exclusive right to vote all shares of Class A common stock held in the voting trust. The voting trust has a term of 10 years and is renewable by consent of the Beneficiaries and the Trustee during the last two years of the original or an extended term. The voting trust terminates upon the earlier of the expiration of the term or in the event of (i) an agreement of the Trustee to terminate or (ii) the death of the Trustee, leaving no incumbent or identified successor. The voting trust was terminated in November 2002.

Common Stock Repurchase Program

        In October 1998, the Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. Approximately 316,000 shares have been repurchased for a total cost of approximately $2,020,000 as of September 30, 2002. Under our current bank facility, stock repurchases are prohibited.

Stock Options

        In February 1997, the Company issued options to employees to purchase 240,000 shares of Class A common stock at an exercise price of $3.58 per share. As of September 30, 2002, all options had been exercised.

1996 Equity Incentive Plan

        In February 1997, the Company adopted the 1996 Equity Incentive Plan (the "Plan"), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than 10 years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant and the options may not be exercisable after the expiration of five years from the date of grant. In September 2002, in connection with the sale of the Company's Australian operation, the Company recorded compensation expense of approximately $1,902,000 related to the acceleration of vesting upon a change in control of options previously granted to Australian employees. At September 30, 2002 and 2001, the number of shares authorized for issuance under the Plan was approximately 6,989,000. A summary of activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at September 30, 1999	3,575	$9.47
Options granted	1,934	6.61
Options cancelled	(1,189)	9.50
Options exercised	(334)	3.66

Options outstanding at September 30, 2000	3,986	8.56
Options granted	872	7.16
Options cancelled	(756)	10.06
Options exercised	(428)	6.28

Options outstanding at September 30, 2001	3,674	8.19
Options granted	712	16.15
Options cancelled	(270)	8.23
Options exercised	(1,575)	7.87

Options outstanding at September 30, 2002	2,541	$10.61

        The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 2002, 2001 and 2000 was $10.16, $4.26 and $4.06 per share, respectively. At September 30, 2002, 2001 and 2000, there were outstanding options to purchase 1,247,000, 1,869,000 and 1,693,000 shares of Class B common stock exercisable at weighted average exercise prices of $10.33, $9.21 and $9.90, respectively. At September 30, 2002, options to purchase approximately 1,485,000 shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 2002 was 7.66 years.

        The following table summarizes information about stock options outstanding at September 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$3.25 – $5.25	42	4.63	$4.27	42	$4.27
$5.50 – $5.50	285	7.76	$5.50	68	$5.50
$5.88 – $6.00	294	7.27	$5.91	124	$5.92
$6.06 – $6.81	291	7.19	$6.51	139	$6.59
$6.94 – $7.41	259	7.70	$7.15	131	$7.06
$7.78 – $10.88	299	6.69	$9.14	278	$9.11
$11.44 – $14.25	268	8.28	$12.44	136	$12.94
$14.63 – $16.00	293	7.93	$15.67	120	$15.19
$16.04 – $17.75	397	8.24	$17.17	141	$16.46
$17.81 – $20.70	113	9.03	$19.88	68	$19.35

$3.25 – $20.70	2,541	7.66	$10.61	1,247	$10.33

Employee Stock Purchase Plan

        In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company reserved a total of 100,000 shares of Class B common stock for issuance under the plan. On January 11, 2000, the Company's shareholders authorized an increase in the number of shares of Class B common stock reserved for issuance under the plan to 300,000. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company's Class B common stock on the first day or the last day of the applicable purchase period. Total shares purchased under the Plan for the fiscal years ended September 30, 2002, 2001 and 2000 were approximately 24,000, 36,000 and 38,000 resulting in proceeds of approximately $257,000, $188,000 and $208,000, respectively.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

        The pro forma effect of applying the FAS 123 fair value method to the Company's stock-based awards results in pro forma net income (loss) and pro forma net income (loss) per share as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss), as reported	$(15,040)	$5,552	$2,319
Net income (loss), pro forma	(16,961)	2,478	(734)
Basic net income (loss) per share, as reported	(0.87)	0.44	0.19
Basic net income (loss) per share, pro forma	(0.98)	0.20	(0.06)
Diluted net income (loss) per share, as reported	(0.82)	0.41	0.18
Diluted net income (loss) per share, pro forma	(0.92)	0.18	(0.06)

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected volatility	72.6%	75.9%	77.6%
Risk-free interest rate	2.60%–5.11%	3.62%–6.01%	6.05%–6.74%
Expected life of the option	1.5–6 years	1.5–6 years	1.5–6 years

7.    ALLIANCE AGREEMENT

        In September 1999, the Company entered into a strategic alliance ("Alliance Agreement") with Siemens Business Services Limited ("Siemens"). Under the Alliance Agreement, the Company had two contracts—the Application Service Center ("ASC") contract and the Consulting contract. Under the amended ASC contract, the Company had committed to utilizing a minimum amount of resources from the ASC. In August 2001, Siemens and the Company released each other from any and all claims arising under the ASC contract. The Consulting contract was completed in the third quarter of 2002.

        In August 2001, the Company entered into an agreement with Siemens whereby Siemens will license certain intellectual property to the Company and provide certain consulting services for use in the Company's U.S. payment processing operations for a total of approximately $1.7 million (based on the September 30, 2002 exchange rate of GBP 0.64 to US $1.00). The intellectual property was delivered and final payment was made in September 2002. As security for this agreement, in September 2001, the Company obtained a standby letter of credit in the amount of approximately $1.7 million (based on the September 30, 2002 exchange rate of GBP 0.64 to US $1.00). This standby letter of credit expired in November 2002.

8.    ACQUISITIONS

        All acquisitions have been accounted for using the purchase method of accounting. Goodwill and other intangible assets relating to acquisitions completed prior to July 1, 2001 are amortized using the straight-line method. For acquisitions completed after July 1, 2001, goodwill is not being amortized and other intangible assets are being amortized using the straight-line method. Beginning October 1, 2002, the Company will adopt SFAS 142 and will no longer amortize goodwill and indefinite lived intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will be reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. Initial purchase price includes cash paid and stock issued at the date of acquisition, estimated acquisition costs and any guaranteed future consideration.

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

        Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of Service Design Associates, Inc. ("SDA"), an Indiana corporation that provided payment processing, policy and IT systems services for state and local government child support agencies. The initial purchase price was approximately $4,351,000. Total liabilities assumed were approximately $1,087,000. Total tangible assets acquired were approximately $415,000. As of September 30, 2002, goodwill and other intangible assets of approximately $9,170,000 were being amortized over an original life of 8 years. Contingent payments of approximately $1,416,000 and $2,493,000 were accrued during the years ended September 30, 2001 and 2000, respectively. Contingent payments were accrued when earned and recorded as additional goodwill. In May 2002, the Company issued approximately 102,000 shares of Class B common stock as payment for approximately $1,820,000 of the contingent payments earned and paid approximately $405,000 in cash for contingent payments earned. In May 2001, the Company issued approximately 134,000 shares of Class B common stock as payment for approximately $1,184,000 of the contingent payments earned. The Company has no further contingent payments associated with this acquisition. In connection with the acquisition, the Company caused a standby letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company. During the year ended September 30, 2000, $500,000 of the contingent payments earned were paid to reduce this obligation. In lieu of a $300,000 standby letter of credit, the Company pledged a certificate of deposit to secure the remaining $300,000. In August 2001, the bank called approximately $238,000 of the certificate of deposit and the balance was returned to the Company.

        Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., a provider of training services to the information technology professionals of Fortune 1000 companies and other major corporations. The initial purchase price was $1,713,000 in cash. Additional acquisition costs of $95,000 were incurred. Total liabilities assumed were $71,000 and tangible assets acquired were $131,000. Shares of Class B common stock equal to $1.5 million based on the average closing price of Class B common stock for the five trading days preceding the agreement date of April 6, 1999, were placed in an escrow account. As of September 30, 2001, contingent performance requirements were not met and the shares were returned to the Company and canceled. The Company has no further contingent payments associated with this acquisition. As of September 30, 2002, goodwill and other intangible assets of approximately $1,754,000 were being amortized over an original life of 8 years.

        Effective March 1, 2000, the Company acquired certain assets and assumed certain liabilities of The SCA Group, Inc., an Illinois corporation, and Harris Chapman, a Florida corporation (The SCA Group, Inc. and Harris Chapman, collectively referred to as "SCA"). The initial purchase price was approximately $16,290,000 in cash, including $357,000 in estimated acquisition costs. Approximately $14,988,000 of the initial purchase price had been paid as of September 30, 2002 and the remainder will be paid on specified dates in the future. SCA was a business process reengineering and management consulting firm with expertise in the healthcare, financial services, insurance and utilities sectors. Total tangible assets acquired were approximately $747,000 and liabilities assumed were approximately $581,000. As of September 30, 2002, goodwill and other intangible assets of approximately $21,624,000 were being amortized over a period of six to ten years. Contingent payments of $3,666,000 were accrued during the year ended September 30, 2002, of which $1,833,000 was paid in June 2002 and the remaining $1,833,000 is due in May 2003. Contingent payments of $1,833,000 were accrued during the year ended September 30, 2000 and paid in May 2001. Additional contingent payments of up to approximately $833,000 in cash may be paid to SCA upon the achievement of certain revenue and earnings performance targets over the year ending February 2003. Contingent payments will be accrued when earned and recorded as additional purchase price.

        Effective July 1, 2001, the Company acquired certain assets and assumed certain liabilities of The Point Group Companies, Inc. ("Point Group") for approximately $1,926,000 in cash and shares of Class B common stock, including $200,000 in estimated acquisition costs. Approximately $1,144,000 of the initial purchase price was paid in cash and approximately 21,000 shares of Class B common stock valued at approximately $207,000 were issued. The number of shares was calculated using the average closing price of the Class B common stock for the five trading days ended June 29, 2001. The remainder of the purchase price was paid in January 2002 by issuing approximately 26,000 shares of Class B common stock valued at $575,000. Point Group was a corporation that specialized in the criminal justice and public safety and health and human services state and local vertical markets. Total tangible assets acquired were approximately $1,675,000, intangible assets acquired were approximately $600,000 and liabilities assumed were approximately $349,000. Intangible assets include noncompete agreements and are being amortized over their estimated useful lives of three years and goodwill of approximately $450,000 was assigned to the U.S. Government Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with SFAS 141, "Business Combinations", the Company is not amortizing goodwill for this acquisition. Additional contingent payments of up to approximately $1,880,000 in cash and shares of Class B common stock may be paid to Point Group upon the achievement of certain revenue and earnings performance targets over the period ending May 31, 2004. Contingent payments will be accrued when earned and recorded as additional purchase price.

8.    ACQUISITIONS (Continued)

        Effective March 1, 2002, the Company acquired certain assets of Chayet Communications Group, Inc. ("Chayet") for approximately $737,000 in cash and shares of Class B common stock, including approximately $28,000 in estimated acquisition costs. This acquisition enhanced the Company's domain expertise in the healthcare and government markets as Chayet specialized in providing consulting services to these markets. Total tangible assets acquired were approximately $4,000. Goodwill of approximately $732,000 was assigned to the U.S. Commercial Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with SFAS 141, the Company is not amortizing goodwill for this acquisition. Contingent payments of $333,000 were accrued of which $167,000 was paid during the year ended September 30, 2002. Additional contingent payments of $667,000 in cash may be paid to Chayet upon the achievement of certain additional performance targets over the period ending February 28, 2005. Contingent payments are accrued when earned and recorded as compensation expense since the payments are linked to continued employment. The results of operations of Chayet are included in the accompanying consolidated financial statements beginning March 1, 2002. The results of operations for Chayet for periods prior to the acquisition were not material to the Company and, accordingly, pro forma results of operations have not been presented.

        Effective March 16, 2002, the Company acquired certain assets and assumed certain liabilities of the Government Solutions Center ("GSC") of KPMG Consulting Inc. (now BearingPoint, Inc.) for approximately $8,351,000 in cash, including approximately $665,000 in estimated acquisition costs. GSC focuses on providing financial management and procurement system solutions to state, county and city governments and agencies. This acquisition increased our portfolio of local government clients and added additional proprietary technology solutions to the Company's delivery offerings. Total tangible assets acquired were approximately $395,000 and liabilities assumed were approximately $2,951,000. Intangible assets acquired were approximately $10,907,000 and include software, acquired contracts and goodwill, which are being amortized over their estimated useful lives of one to three years. Goodwill of approximately $8,407,000 was assigned to the U.S. Government Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with SFAS 141, the Company is not amortizing goodwill for this acquisition. Additional contingent payments of approximately $8,500,000 in cash may be paid to BearingPoint, Inc. upon the achievement of certain revenue performance targets over the period ending March 31, 2005. Contingent payments will be accrued when earned and recorded as additional purchase price. The results of operations of GSC are included in the accompanying consolidated financial statements beginning March 16, 2002.

        Effective at the end of July 2002, the Company acquired all the issued and outstanding capital stock of Official Payments Corporation ("OPC") for approximately $70,659,000 in cash, including approximately $1,800,000 in estimated acquisition costs. OPC's principal business is enabling the collection of credit card payments on behalf of government entities. This acquisition increased the Company's portfolio of state and local government clients and added to its transaction processing delivery offering. Total tangible assets acquired were approximately $44,333,000, including approximately $39,433,000 of cash and investments, and liabilities assumed were approximately $16,859,000. Intangible assets acquired were approximately $43,185,000 and include software, acquired contracts, trademarks and goodwill, which are being amortized over their estimated useful lives of 20 months to ten years. Goodwill of approximately $14,845,000 was assigned to the new Official Payments segment. Goodwill is not expected to be deductible for income tax purposes. In accordance with SFAS 141, the Company is not amortizing goodwill for this acquisition. The results of operations of OPC are included in the accompanying consolidated financial statements beginning August 1, 2002.

        The following table summarizes the estimated fair values of OPC assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and investments	$39,433
Accounts receivable	1,988
Equipment, including assets under capital lease	1,006
Other assets	1,906
Goodwill	14,845
Other acquired intangibles	28,340

Total assets acquired	87,518
Liabilities assumed	(16,859)

Net assets acquired	$70,659

        The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if GSC and OPC had been purchased by the Company as of October 1, 2000, after including the impact of certain unaudited pro forma adjustments, such as increased amortization expense due to the recording of intangible assets (in thousands, except per share data):

	Year Ended September 30,
	2002	2001
Net revenues	$137,826	$147,532
Loss from continuing operations, net of income taxes	(5,755)	(32,010)
Basic loss per share from continuing operations, net of income taxes	(0.33)	(2.52)
Diluted loss per share from continuing operations, net of income taxes	(0.31)	(2.38)

        The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire period presented and are not intended to be a projection of future results.

        The accompanying consolidated financial statements include the results of operations of these acquired businesses for periods subsequent to the respective acquisition dates.

9.    OTHER NONRECURRING CHARGES

        In March 2000, the Company completed the sale of its subsidiary, Midas for approximately $3.7 million (based on an exchange rate on the closing date of GBP 0.64 to US $1.00), net of estimated selling expenses. The gross proceeds, including repayment of intercompany debt of approximately $1.4 million, amounted to approximately $2.6 million in cash and $1.3 million attributable to a release of 51,074 shares of Class B common stock and a share guarantee on the original acquisition. The Company recorded a nonrecurring loss of approximately $1.3 million as a result of the sale of Midas.

        In April 2000 and December 1999, the Company recorded severance expense related to former officers totaling approximately $907,000.

10.    RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest Receivable

        The Company had outstanding notes receivable and accrued interest receivable from certain officers and employees of the Company as of September 30, 2002 and 2001, which total approximately $1,983,000 and $2,231,000, respectively. These notes bear interest at rates ranging from 3.55% to 7.18% and have original maturities from one to ten years. Certain of these notes are being forgiven in accordance with the terms of the officers' and employees' agreements and have a remaining aggregate balance of approximately $151,000 at September 30, 2002.

        The Company also has outstanding notes receivable included in shareholders' equity from the Chief Executive Officer that were issued in connection with the exercise of options to purchase shares of Class B common stock. These notes are due in February 2007, bear interest at 6.99% per annum, are secured and full recourse, and have a balance of approximately $1,773,000 as of September 30, 2002. The Chief Executive Officer has pledged a total of approximately 338,000 shares of Class A common stock as collateral for these notes and other notes with a combined balance as of September 30, 2002 of approximately $2,476,000. As of September 30, 2002, the pledged stock had a market value of approximately $6,399,000.

        Included in the amounts above are $3,727,000 and $3,970,000 in notes receivable and accrued interest receivable from executive officers of the Company at September 30, 2002 and 2001, respectively. As mentioned above, approximately 338,000 shares of Class A common stock have been pledged as collateral for certain of these notes. None of the notes have been modified since the Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002.

11.    SEGMENT AND GEOGRAPHIC AREAS

        Financial information by geographic area is as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Net revenues:
United States	$101,560	$82,836	$71,226
United Kingdom	2,254	14,534	13,606

Total	$103,814	$97,370	$84,832

Income (loss) from continuing operations:
United States	$11,461	$9,746	$2,543
United Kingdom	(53)	86	834

Total	$11,408	$9,832	$3,377

	September 30,
	2002	2001	2000
	(in thousands)
Identifiable assets:
United States	$196,772	$86,172	$73,985
Australia (net assets for 2001 and 2000)	1,879	14,332	16,169
United Kingdom	2,468	2,074	5,675

Total	$201,119	$102,578	$95,829

        The Company offers its services to clients across all strategic business units under four broad delivery offering categories: systems design and integration ("Systems"), transaction processing, business process reengineering ("BPR") and business process outsourcing ("BPO"). Net revenue contributed by delivery offering is as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Systems	$43,318	$26,118	$26,704
Transaction processing	37,262	26,794	23,053
BPR	15,456	21,846	16,794
BPO	1,587	15,771	7,268
Other	6,191	6,841	11,013

Total	$103,814	$97,370	$84,832

Segment Reporting

        The Company is managed through four reportable segments: U. S. Commercial Services, U. S. Government Services, Official Payments and United Kingdom Operations. The U. S. Commercial Services segment provides Systems, BPO and BPR services to Fortune 1000 clients in the United States. The U.S. Government Services segment provides Systems, transaction processing, BPO and BPR services to federal, state and local government entities in the United States. The Official Payments segment provides transaction processing services to clients primarily in the public sector. The United Kingdom Operations segment provides Systems, BPO and BPR services to clients in the public and private sector in Europe.

        The Company evaluates the performance of its operating segments based on net revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability. The accounting policies of the reportable segments are the same as those described in Note 1. The table below presents financial information for the four reportable segments:

	U.S. Commercial Services	U.S. Government Services	Official Payments	United Kingdom Operations	Total
	(in thousands)
Year ended September 30, 2002:
Net revenues	$16,904	$80,956	$3,700	$2,254	$103,814
Gross profit	8,187	31,107	1,015	639	40,948
Year ended September 30, 2001:
Net revenues	28,235	54,601	—	14,534	97,370
Gross profit	12,483	21,763	—	3,246	37,492
Year ended September 30, 2000:
Net revenues	20,928	50,298	—	13,606	84,832
Gross profit	8,014	20,366	—	4,509	32,889

12.    INCOME TAXES

        The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
United States	$13,014	$10,456	$3,434
Foreign	(25)	164	846

Total	$12,989	$10,620	$4,280

	September 30,
	2002	2001
	(in thousands)
Deferred tax liabilities:
Intangibles	$8,813	$—
Internally developed software	606	—
Other deferred tax liabilities	251	302

Total deferred tax liabilities	9,670	302

Deferred tax assets:
Accrued expenses	1,591	674
Deferred income	1,113	237
Depreciation	206	386
Intangibles	—	2,165
Accounts receivable allowance	286	109
Purchased in-process technology	—	562
Net operating loss carryforward	18,250	—
Foreign tax credit carryforward	26	215
Valuation allowance	(14,127)	(215)

Total deferred tax assets	7,345	4,133

Net deferred tax assets (liabilities)	$(2,325)	$3,831

        At September 30, 2002, the Company had approximately $26,000 of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax. Such foreign tax carryforwards will begin to expire in 2004. The benefit from the foreign tax carryforwards may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.

        At September 30, 2002, the Company had federal net operating loss carryforwards of approximately $48,783,000, which expire beginning in fiscal 2018. At September 30, 2002, the Company had state net operating loss carryforwards of approximately $21,168,000, which expire beginning in fiscal 2005. These net operating loss carryforwards were acquired in the acquisition of OPC. As of September 30, 2002, the Company established a partial valuation allowance against the net operating loss carryforward to reduce such asset to the amount that was deemed more likely than not, to be recoverable prior to expiration. The Company's ability to utilize this net operating loss carryforward is limited pursuant to Internal Revenue

Code Sections 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

        Significant components of the provision for income taxes are as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Current:
Federal	$4,833	$4,492	$583
State	615	473	143
Foreign	(8)	—	655

	5,440	4,965	1,381

Deferred (benefit):
Federal	(684)	(965)	775
State	(80)	(113)	91

	(764)	(1,078)	866

Total provision for income taxes	$4,676	$3,887	$2,247

        The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended September 30,
	2002	2001	2000
U.S statutory federal tax rate	34.1%	34.0%	34.0%
State taxes, net of federal tax benefit	4.3%	3.4%	5.4%
Tax exempt interest income	(3.2)%	(1.8)%	(4.2)%
Tax effect of United Kingdom operations	0.1%	—	3.7%
Disposition of Midas subsidiary	—	—	11.0%
Other	0.7%	1.0%	2.6%

Effective tax rate	36.0%	36.6%	52.5%

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

14.    DISCONTINUED OPERATION

        During the quarter ended March 31, 2002, the Company adopted a plan to sell its Australian operation and completed this sale in September 2002. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Australian operations are reported as a discontinued operation for the years ended September 30, 2002,

2001 and 2000. In September 2002, the Company completed the sale of its Australian operation. Gross proceeds from the sale, including funds in escrow, amounted to approximately $3.4 million (converted to U.S. dollars as of the date of sale) and selling and exit costs amounted to approximately $2.0 million. In addition, the Company recorded a compensation charge of approximately $1.9 million resulting from the acceleration of the vesting of stock options for employees in Australia. The Company recognized a loss from this discontinued operation for the fiscal year ended September 30, 2002 of approximately $23.4 million, including the Australia loss of $4.9 million from operations, net of income taxes. Losses from operations during the period from the measurement date to the disposal date were approximately $3.6 million, including the $1.9 million compensation charge described above. The Company retained net liabilities amounting to approximately $166,000.

        The operating results of the Australian operation are as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Net revenues	$12,253	$20,731	$26,485

Income (loss) from operations of discontinued operation, adjusted for applicable provision (benefit) for income taxes of $(136), $(337) and $449 for the years ended September 30, 2002, 2001 and 2000 respectively,	(4,902)	(1,181)	286
Loss on disposal of discontinued operation, including income taxes of $356 for the year ended September 30, 2002	(18,451)	—	—

Income (loss) from discontinued operation, net of income taxes	$(23,353)	$(1,181)	$286

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: December 11, 2002	By:	/s/ JAMES L. BILDNER Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ JAMES L. BILDNER James L. Bildner	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 11, 2002
/s/ LAURA B. DEPOLE Laura B. DePole	Chief Financial Officer (principal financial officer and principal accounting officer)	December 11, 2002
/s/ CHARLES W. BERGER Charles W. Berger	Director	December 11, 2002
/s/ SAMUEL CABOT III Samuel Cabot III	Director	December 11, 2002
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 11, 2002
/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Director	December 11, 2002
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director	December 11, 2002
/s/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director	December 11, 2002

CERTIFICATIONS

        I, James L. Bildner, certify that:

        1.    I have reviewed this annual report on Form 10-K of Tier Technologies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 11, 2002	/s/ JAMES L. BILDNER James L. Bildner, Chief Executive Officer

        I, Laura B. DePole, certify that:

        1.    I have reviewed this annual report on Form 10-K of Tier Technologies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          c)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 11, 2002	/s/ LAURA B. DEPOLE Laura B. DePole Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders of
Tier Technologies, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated October 31, 2002 appearing in the 2002 Annual Report to Shareholders of Tier Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 31, 2002

S-1

TIER TECHNOLOGIES, INC.
SCHEDULE II
(in thousands)

	Balance at Beginning of Period	Additions/ (Reductions)	Write-offs	Foreign Currency Translation Adjustment	Balance at End of Period
Year Ended September 30, 2002: Allowance for doubtful accounts receivable	$209	$565	$(29)	$8	$753
Allowance for NSF and mispost receivables	810	(261)	—	—	549
Deferred tax asset valuation allowance	215	13,912	—	—	14,127
Year Ended September 30, 2001: Allowance for doubtful accounts receivable	184	71	(46)	—	209
Allowance for NSF and mispost receivables	56	754	—	—	810
Deferred tax asset valuation allowance	274	(59)	—	—	215
Year Ended September 30, 2000: Allowance for doubtful accounts receivable	2,246	100	(2,162)	—	184
Allowance for NSF and mispost receivables	—	56	—	—	56
Deferred tax asset valuation allowance	156	118	—	—	274

S-2

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (7)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Class B common stock Certificate (2)
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
10.12	Form of Indemnification Agreement (2)
10.13	Tier Corporation 401(k) Plan, Summary Plan Description (2)
10.14	Employee Stock Purchase Plan (10)*
10.15	Voting Trust Agreement (2)
10.16	Form of Buy-Sell Agreement between James L. Bildner and William G. Barton (1)
10.17	Full Recourse Promissory Note by and between the Registrant and James R. Weaver, dated as of May 22, 1998 (4)
10.18	Full Recourse Promissory Note by and between the Registrant and James R. Weaver, dated as of May 22, 1998 (4)

10.19	Agreement for provision of consulting services by and between the Registrant and the State of New Jersey, division of Family Development (5)
10.20	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (6)
10.21	Second Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (6)
10.22	Third Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (6)
10.23	Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of Human Resources. (6)
10.24	Contract, dated as of May 27, 1999, by and between the Registrant and the State of Tennessee Department of Human Services. (6)
10.25	Contract for Goods and/or Services, dated August 10, 1999, by and between the Registrant and the Government of the District of Columbia. (8)
10.26	Alliance Agreement in Support of Project Uxbridge dated September 1, 1999, by and between Tier Technologies (United Kingdom) Inc. and Siemens Business Services Limited. (8)
10.27	Employment Agreement by and between the Registrant and James R. Weaver, dated April 19, 1999. (8)*
10.28
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
10.31	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (9)
10.32	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 26, 2000 (11)
10.33	Credit Agreement dated as of August 25, 2000 by and between the Registrant and Imperial Bank (11)
10.34	Full Recourse Promissory Note by and between the Registrant and James Weaver, dated as of September 18, 2000 (11)
10.35	Incentive Compensation Plan (12)*
10.36	First Modification to Credit Agreement as of June 18, 2001 by and between the Registrant and Imperial Bank (13)
10.37	Second Modification to Credit Agreement as of September 19, 2001 by and between the Registrant and Imperial Bank (13)
10.38	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver* (13)

10.39	Full Recourse Unsecured Promissory note by and between the Registrant and Harry Wiggins, dated as of October 22, 2001 (14)
10.40	Third Modification to Credit Agreement as of November 28, 2001 by and between the Registrant and Comerica Bank-California, as successor by merger to Imperial Bank (14)
10.41	Agreement and Plan of Merger, dated as of May 30, 2002, by and among the Registrant, Kingfish Acquisition Coporation and Official Payments Corporation (15)
10.42
Sale of Business Agreement by and between, Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited, GC Simsion, GR Bowles & Associates Pty Limited, Tier Technologies, Inc. and Oakton Limited dated as of August 12, 2002 (16).
10.43	Employment Agreement by and between the Registrant and Michael P. Presto, dated July 18, 2002.*
10.44	First Amendment to the Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated August 8, 2002.*
10.45	Severance and Change in Control Benefits Agreement by and between the Registrant and Laura B. DePole*, dated August 22, 2002
10.46	Amended Employment Agreement by and between the Registrant and Harry Wiggins, dated September 29, 2002
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

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

(6)
Filed as an exhibit to Form 10-Q, filed August 16, 1999, and incorporated herein by reference.

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

(13)
Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by reference.

(14)
Filed as an exhibit to Form 10-Q, filed February 13, 2002, and incorporated herein by reference.

(15)
Filed as an exhibit to Form SC TO-T, filed June 11, 2002, and incorporated herein by reference.

(16)
Filed as an exhibit to Form 8-K, filed August 20, 2002, and incorporated herein by reference.

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
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS TIER TECHNOLOGIES, INC.
REPORT OF INDEPENDENT ACCOUNTANTS
TIER TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
TIER TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
TIER TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)
TIER TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TIER TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
Report of Independent Accountants on Financial Statement Schedules
TIER TECHNOLOGIES, INC. SCHEDULE II (in thousands)
EXHIBIT INDEX