Form 10-Q
period 2002-12-31
TIER TECHNOLOGIES INC
filed 2003-02-12
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 N. Main Street, Suite 500
Walnut Creek, California 94596

(Address of principal executive offices)
(Zip Code)

(925) 937-3950

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(1) Yes ☒ No ☐

As of January 31, 2003, the number of shares outstanding of the Registrant’s Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant’s Class B Common Stock was 18,208,958.

TIER TECHNOLOGIES, INC.

FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets and other statements that are not historical facts, are forward–looking statements within the meaning of the federal securities laws. These forward–looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward–looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 19, that could cause actual results to differ materially from those anticipated as of the date of this report.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2002	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$33,584	$41,750
Short-term investments	16,087	18,571
Accounts receivable, net	36,637	32,686
Prepaid expenses and other current assets	10,296	7,908
Total current assets	96,604	100,915
Equipment and software, net	8,524	8,751
Notes and accrued interest receivable from related parties, less current portion	1,999	1,967
Goodwill and other acquired intangible assets, net	75,179	76,118
Long-term investments	19,647	11,906
Other assets	1,485	1,462
Total assets	$203,438	$201,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,632	$959
Accrued liabilities	8,603	11,184
Accrued subcontractor expenses	4,762	3,257
Accrued compensation and related liabilities	4,039	3,979
Purchase price payable and accrued contingent earnouts	2,663	3,387
Deferred income	4,003	3,231
Other current liabilities	2,500	2,226
Total current liabilities	28,202	28,223
Long-term debt, less current portion	285	288
Deferred taxes payable	4,458	4,458
Other liabilities	1,064	1,129
Total liabilities	34,009	34,098

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	170,499	169,772
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(334)	(291)
Retained earnings (accumulated deficit)	1,037	(687)
Total shareholders’ equity	169,429	167,021
Total liabilities and shareholders’ equity	$203,438	$201,119

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
Net revenues	$32,195	$23,010
Cost of revenues	20,315	13,992
Gross profit	11,880	9,018
Costs and expenses:
Selling and marketing	1,919	1,351
General and administrative	5,804	4,091
Business combination integration	405	—
Depreciation and amortization	1,402	1,376
Income from continuing operations	2,350	2,200
Interest income (expense), net	386	111
Income from continuing operations before income taxes	2,736	2,311
Provision for income taxes	1,012	855
Income from continuing operations, net of income taxes	1,724	1,456
Loss from operations of discontinued operation, net of income taxes	—	(258)
Net income	$1,724	$1,198

Income from continuing operations, net of income taxes:
Per basic share	$0.09	$0.11
Per diluted share	$0.09	$0.10

Loss from operations of discontinued operation, net of income taxes:
Per basic share	$—	$(0.02)
Per diluted share	$—	$(0.02)

Net income:
Per basic share	$0.09	$0.09
Per diluted share	$0.09	$0.08

Shares used in computing basic income (loss) per share	19,052	13,728
Shares used in computing diluted income (loss) per share	19,815	15,144

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2002	2001
Operating activities
Income from continuing operations, net of income taxes	$1,724	$1,456
Adjustments to reconcile income from continuing operations, net of income taxes to net cash from continuing operations provided by (used in) operating activities:
Depreciation and amortization	1,971	1,941
Provision for doubtful accounts	25	41
Tax benefit of stock options exercised	135	2,688
Forgiveness of notes receivable from employees	14	26
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,084)	2,197
Prepaid expenses and other assets	(892)	(779)
Accounts payable and accrued liabilities	(1,419)	(1,393)
Deferred income	772	312
Net cash from continuing operations provided by (used in) operating activities	(1,754)	6,489

Investing activities
Purchase of equipment and software	(804)	(538)
Notes and accrued interest receivable from related parties	(64)	(100)
Repayments on notes and accrued interest receivable from related parties	13	257
Business combinations, net of cash acquired	(670)	(473)
Purchases of available-for-sale securities	(17,297)	(5,449)
Maturities of available-for-sale securities	12,089	2,103
Other assets	—	85
Net cash from continuing operations used in investing activities	(6,733)	(4,115)

Financing activities
Net proceeds from issuance of Class B common stock	592	71,818
Payments on capital lease obligations and other financing arrangements	(165)	(297)
Net cash from continuing operations provided by financing activities	427	71,521
Effect of exchange rate changes on cash	(106)	30
Net cash provided by (used in) continuing operations	(8,166)	73,925
Net cash used in discontinued operation	—	(1,580)
Net increase (decrease) in cash and cash equivalents	(8,166)	72,345
Cash and cash equivalents at beginning of period	41,750	13,174
Cash and cash equivalents at end of period	$33,584	$85,519

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19	$129
Income taxes paid (refunded), net	$1,858	$991
Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$58	$1,626

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (‘‘Tier’’ or the ‘‘Company’’) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Form 10-K filed on December 11, 2002 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed. The consolidated results of operations for the three months ended December 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2003 or any future period, and the Company makes no representations related thereto.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, including the presentation of discontinued operations.

NOTE 2—REVENUE RECOGNITION

The Company derives net revenues from software development services, software license and maintenance fees, transaction processing services, IT consulting and professional consulting.  The Company generally bills clients on either a time and materials basis, a fixed price basis or a per-transaction basis. Net revenues pursuant to professional consulting services under fixed-fee contracts and time and materials contracts are generally recognized as services are performed. Net revenues pursuant to software development fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated project costs). Net revenues from transaction–based contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  Net revenues from software licenses that do not include significant implementation or customization services are recognized upon delivery when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undeliverable elements of the arrangement. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company’s contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse impact on the Company’s business, financial condition and results of operations.  For the three months ended December 31, 2002, revenue from one client totaled approximately $3,234,000 which represented 10.0% of total net revenues.  For the three months ended December 31, 2001, revenue from three clients totaled approximately $4,297,000, $2,834,000 and $2,714,000 which represented 18.7%, 12.3% and 11.8%, respectively, of total revenues.

Unbilled receivables arise on a contract when the cumulative net revenue recognized exceeds the cumulative amount billed in accordance with the contractual billing terms. Unbilled receivables were $18,652,000 and $16,475,000 at December 31, 2002 and September 30, 2002, respectively, of which approximately $ 17,987,000 and $15,258,000, respectively, relate to contracts with governmental agencies. Unbilled receivable balances are included in accounts receivables.  Unbilled receivables for two clients accounted for 26.9% and 10.7%, respectively, of total net accounts receivable at December 31, 2002.  Unbilled receivables for two clients accounted for 20.3% and 12.8%, respectively, of total net accounts receivable at September 30, 2002.

Net revenues derived from sales to governmental agencies were approximately $29,091,000 and $18,156,000 for the three months ended December 31, 2002 and 2001, respectively.

NOTE 3—LONG-TERM INVESTMENTS

Investments with maturities greater than twelve months as of the balance sheet date are classified as long-term investments.  These long-term investments are categorized by the Company as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices and are primarily comprised of state and local municipalities’ debt readily traded on over-the-counter markets.

Included in long-term investments at December 31, 2002 and September 30, 2002 is approximately $7,705,000 that is pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through May 2005.

NOTE 4—BANK LINES OF CREDIT

At December 31, 2002, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of February 28, 2004.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets (excluding assets owned by Tier Technologies (Australia) Pty Ltd., GC Simsion, GR Bowles & Associates Pty Limited (“Simsion Bowles”) and ADC Consultants Pty Ltd.), including a pledge of 65% of the stock of the Company’s subsidiaries, excluding Simsion Bowles.  Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at the Company’s option, and is payable monthly.  As of December 31, 2002, there were no outstanding borrowings or standby letters of credit.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 2002, due to the historical loss from the Australian discontinued operations, the Company was not in compliance with one of the financial ratios; however, the bank waived such noncompliance.

In addition to the credit facility noted above, the Company had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in the Company’s long-term investment portfolio at December 31, 2002.  Also, the Company’s subsidiary, Official Payments Corporation (“OPAY”), had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

At December 31, 2002, the Company’s Australian subsidiary had letters of credit outstanding totaling approximately $57,000 (based on the December 31, 2002 exchange rate of AU$1.78 to U.S.$1.00) to meet certain facility lease requirements. These letters of credit were secured by term deposits with an Australian bank.

NOTE 5—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS, NET

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  As of October 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill.  Under SFAS 142, the Company will evaluate goodwill for impairment annually, or more frequently if impairment indicators arise.  Identifiable intangible assets that have finite lives will continue to be amortized over their estimated useful lives.

The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in our statement of operations.

Goodwill and other acquired intangible assets, net, consisted of the following at December 31, 2002 and September 30, 2002:

	December 31, 2002	September 30, 2002
	(in thousands)
Client Relationships	$24,400	$24,400
Trademarks	3,200	3,200
Technology	740	740
Acquired contracts	500	500
Non-compete agreements	150	150
Total accumulated amortization	(1,674)	(789)
Other acquired intangible assets, net	27,316	28,201
Goodwill	47,863	47,917
Total	$75,179	$76,118

The changes in the carrying amount of goodwill for the three months ended December 31, 2002 are as follows (in thousands):

	U.S.	U.S.		United
	Commercial	Government	Official	Kingdom
	Services	Services	Payments	Operations	Total

Balance as of September 30, 2002	$17,924	$15,110	$14,845	$38	$47,917
Goodwill activity	—	—	(54)	—	(54)
Balance as of December 31, 2002	$17,924	$15,110	$14,791	$38	$47,863

Had the Company been accounting for its goodwill under SFAS 142 for the three months ended December 31, 2001, the Company’s net income and earnings per share would have been as follows:

Three Months Ended December 31, 2001
(in thousands, except per share data)

Reported net income	$1,198
Add back goodwill amortization, net of tax	572
Adjusted net income	$1,770

Basic earnings per share:
As reported	$0.09
Goodwill amortization, net of tax	0.04
Adjusted basic earnings per share	$0.13

Diluted earnings per share:
As reported	$0.08
Goodwill amortization, net of tax	0.04
Adjusted diluted earnings per share	$0.12

NOTE 6 — INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended December 31,
	2002	2001
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$1,724	$1,456
Loss from operations of discontinued operation, net of income taxes	—	(258)
Net income	$1,724	$1,198
Denominator for basic income (loss) per share-weighted average common shares outstanding	19,052	13,728
Effects of dilutive securities:
Common stock options	763	1,371
Contingently issuable shares	—	45
Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	19,815	15,144
Income from continuing operations, net of income taxes:
Per basic share	$0.09	$0.11
Per diluted share	$0.09	$0.10
Loss from operations of discontinued operation, net of income taxes:
Per basic share	$—	$(0.02)
Per diluted share	$—	$(0.02)
Net income:
Per basic share	$0.09	$0.09
Per diluted share	$0.09	$0.08

Options to purchase approximately 598,000 shares of Class B common stock at prices ranging from $16.90 to $20.70 per share were outstanding at December 31, 2002, but were not included in the computation of diluted income (loss) per share for the three months ended December 31, 2002 because the options’ exercise prices were greater than the average market price of the shares for this period.  Options to purchase approximately 46,000 shares of Class B common stock at prices ranging from $17.00 to $17.81 per share were outstanding at December 31, 2001, but were not included in the computation of diluted income (loss) per share for the three months ended December 31, 2001 because the options’ exercise prices were greater than the average market price of the shares for this period.

NOTE 7—COMPREHENSIVE INCOME

The Company’s comprehensive income was as follows:

	Three Months Ended December 31,
	2002	2001
	(in thousands)
Net income.	$1,724	$1,198
Net change in unrealized gain on available-for-sale investments	48	—
Foreign currency translation adjustment.	(91)	532
Comprehensive income.	$1,681	$1,730

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

	U.S. Commercial Services	U.S. Government Services	Official Payments	United Kingdom Operations	Total
	(in thousands)
Three Months Ended December 31, 2002:
Net revenues	$2,543	$22,966	$6,125	$561	$32,195
Gross profit	1,297	8,105	2,155	323	11,880

Three Months Ended December 31, 2001:
Net revenues	$4,844	$17,641	$—	$525	$23,010
Gross profit	2,210	6,644	—	164	9,018

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21:  “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  The Company is evaluating Issue 00-21 to determine the impact on its results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements.  The Company continues to account for its incentive stock option plan under the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The amendments to SFAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.  The Company is currently assessing the impact of the adoption of  SFAS 148 on its consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a vertically focused provider of end-to-end business solutions to public sector, national and multinational clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise–wide systems with domain knowledge in four primary vertical markets—government, healthcare, insurance and utilities. We focus on markets that are driven by forces that make demand for our services relatively non-discretionary and are likely to provide us with recurring long-term revenue streams. Our net revenues increased to $32.2 million in the three months ended December 31, 2002 from $23.0 million in the three months ended December 31, 2001. A significant portion of our net revenues are derived from sales to government agencies. For the three months ended December 31, 2002, approximately 90.4% of our net revenues were derived from sales to government agencies, as compared to 78.9% for the three months ended December 31, 2001. Excluding our Australian discontinued operation, our workforce, composed of employees, independent contractors and subcontractors, increased to 835 on December 31, 2002 from 654 on December 31, 2001.

We derive net revenues primarily from software development services, software license and maintenance fees,  transaction processing services,  IT consulting  and  professional consulting.  We bill clients on a time and materials basis, a fixed price basis or a per-transaction basis.  We recognize fixed price net revenues  for software development, implementation, and customization using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize net revenues from transaction–based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. We recognize time and materials net revenues and professional consulting services under fixed fee arrangements as we perform services and incur expenses. We recognize revenues from software maintenance contracts ratably over the term of the contract, typically one year. The percentage of our net revenues generated on a fixed price basis was 37.3% for the three months ended December 31, 2002 and 52.5% for the three months ended December 31, 2001. The percentage of our net revenues generated on a per-transaction basis was 43.3% for the three months ended December 31, 2002 and 33.3% for the three months ended December 31, 2001.  We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant.  Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected.  Unsatisfactory performance of services or proprietary software, or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended December 31, 2002, the California Public Employees’ Retirement System (“CalPERS”) accounted for 10.0% of our net revenues.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

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

From December 1996 through December 31, 2002, we made 19 acquisitions for a total cost of approximately $140.8 million using cash, shares of Class B common stock and debt. We also incurred $2.9 million in cumulative compensation charges related to business combinations resulting and $742,000 in cumulative business combination integration charges from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable. These acquisitions helped us to expand our domestic operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

International operations, primarily from European contracts, accounted for 1.7% of our net revenues for the three months ended December 31, 2002 and 2.3% for the three months ended December 31, 2001. We believe that the percentage of total net revenues attributable to international operations will decrease due to the sale of substantially all of the assets of our Australian operation and expected continued growth of our U.S. operations. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, net revenues and expenses, and our related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, cost of revenues, collectibility of receivables, goodwill and intangible assets, income taxes, restructuring obligations and discontinued operations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Such experience and assumptions form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Basis of Presentation.  During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operations and in September 2002, we completed the sale. The Australian operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

Revenue Recognition.  Certain judgments affect the application of our revenue recognition policy.   Net revenues from transaction-based contracts are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our clients’ contracts based on estimated  future costs and the estimate of transaction volume over the life of the contract.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting gross profit.  Net revenues from fixed price software development, implementation and customization contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated based on historical experience.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  Net revenues from professional consulting services under fixed price contracts are recognized as services are provided.  Any significant difference between the timing of revenues recognized and costs incurred has a significant impact on the gross profit.  For Official Payment Corporation’s  electronic credit card payment transactions, we estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. The amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Revenue recognition rules for software contracts are very complex.  Software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred, provided the arrangement does not require significant implementation or customization of the software.  When significant implementation or customization services are included, software license net revenue is recognized on the percentage-of-completion method of accounting.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

Implementation services are periodically performed under fixed-fee arrangements and, in such cases, net revenues are recognized on a percentage-of-completion basis.

Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay.  Net revenues are recognized under  such contracts only when we consider the likelihood of cancellation to be remote.

Cost and Transaction Volume Estimates.  We establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimated transaction volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Any significant variance from these estimates could significantly impact our gross profit and gross profit margin.  We recognize fixed price net revenues for software developments; implementation and customization projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total project costs could significantly affect our gross profit and gross profit margin.

Collectibility of Receivables.  A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for accounts receivable balances and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit card payment services. We have not experienced significant credit losses historically, except for the write-off of approximately $2,020,000 due to a contract dispute during the fiscal year ended September 30, 1999.  However, there is no assurance that we will not need to record increases to these balances in the future.  We have several large accounts receivable and unbilled receivable balances, and although these balances may individually be less than 10% of our total net accounts receivable and unbilled receivable balances, any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.

We are currently pursuing legal action against a former client for which we have received a court judgment.  The total outstanding receivable is approximately $709,000.  We believe we have adequate reserves against this balance.  If we were to be unsuccessful in collecting on this judgment, the write-off of this receivable could have a material adverse impact on our results of operations.

Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life.  We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” and no longer amortize goodwill.  SFAS 142 also changed the methodology for assessing potential impairments of goodwill.  During the quarter ended December 31, 2002, we completed the initial impairment test and the results did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  We will perform an analysis at least annually to determine if goodwill associated with our segments is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves us estimating our actual current tax liability including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Determination of Restructuring Obligations.  As a result of our acquisition of Official Payments Corporation (“OPAY”), we assumed certain liabilities for restructuring costs that OPAY had previously recognized in connection with the involuntary termination of employees and the consolidation of facilities.  The restructuring liability for involuntary terminations consists of compensation and benefits costs incurred under severance agreements.  To the extent that employees scheduled for involuntarily termination are in fact retained, or severance agreements are modified, adjustments to the established restructuring liability may be required.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on office facilities scheduled for abandonment.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment.

Results of Operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended December 31,
	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	63.1	60.8
Gross profit	36.9	39.2
Costs and expenses:
Selling and marketing	6.0	5.9
General and administrative	18.0	17.8
Business combination integration	1.3	—
Depreciation and amortization	4.3	6.0
Income from continuing operations	7.3	9.5
Interest income (expense), net	1.2	0.5
Income from continuing operations before income taxes	8.5	10.0
Provision for income taxes	3.1	3.7
Income from continuing operations, net of income taxes	5.4%	6.3%

Three Months Ended December 31, 2002 and December 31, 2001

Net Revenues.  We generate net revenues primarily by providing software development services, transaction processing services and professional consulting on client engagements and from software license and maintenance fees. Net revenues increased 39.9% to $32.2 million for the three months ended December 31, 2002 from $23.0 million in the three months ended December 31, 2001. This increase resulted primarily from an increase in U.S. Government Services net revenues of approximately $5.3 million and net revenues attributable to the acquisition of OPAY of approximately $6.1 million, partially offset by a decrease in U.S. Commercial Services net revenues of approximately $2.3 million.  The increase in net revenues from U.S. Government Services operations resulted primarily from the new public pension software systems projects, increased transaction processing net revenues and the acquisition of certain assets of the Government Solutions Center (“GSC”) of KPMG Consulting, Inc. (now BearingPoint, Inc.).  The decrease in net revenues from U.S. Commercial Services operations resulted primarily from the completion of several large projects in the prior year and general weakness in the U.S. Commercial Services sector.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement revenues for each period represented were less than 10% of total net revenues for the respective period.  We expect reimbursement revenues to increase in absolute dollars in future periods primarily due to new contracts and future anticipated contracts primarily in our child support payment processing operations.

Gross Profit.  Gross profit represents net revenues less cost of revenues.  Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, credit card discount fees,  employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property and any project-related equipment, hardware or software purchases. For state child support payment processing center operations, cost of revenues also includes facility, depreciation and amortization expense and direct overhead costs.  Cost of revenues includes $569,000 of depreciation and amortization for the three months ended December 31, 2002 and $565,000 for the three months ended December 31, 2001.  Gross profit increased 31.7% to $11.9 million for the three months ended December 31, 2002 from $9.0 million for the three months ended December 31, 2001. Gross profit margin decreased to 36.9% for the three months ended December 31, 2002 from 39.2% for the three months ended December 31, 2001. This decrease resulted primarily from the addition of OPAY’s net revenues in the current year, and an increase in net revenues from U.S. Government operations, both of which historically have had lower gross profits margins than our average, and a decrease in the percentage of our net revenues derived from U.S. Commercial Services operations, which has historically had higher gross profit margins than our average.

Selling and Marketing.   Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased to $1.9 million for the three months ended December 31, 2002 from $1.4 million for the three months ended December 31, 2001.  As a percentage of net revenues, selling and marketing expenses increased to 6.0% for the three months ended December 31, 2002 from 5.9% for the three months ended December 31, 2001.  We expect selling and marketing expenses to increase in absolute dollars for fiscal year 2003 as we will have a full year of sales and marketing expenses from OPAY and as we continue to make investments in our marketing and branding initiatives and our business development efforts.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense as OPAY prepares for the April 15th tax season and increased FICA tax expense at the beginning of a new calendar year.

General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPAY’s engineering, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 41.9% to $5.8 million for the three months ended December 31, 2002 from $4.1 million for the three months ended December 31, 2001. As a percentage of net revenues, general and administrative expenses increased to 18.0% for the three months ended December 31, 2002 from 17.8% for the three months ended December 31, 2001. We expect general and administrative expenses will increase in absolute dollars for fiscal year 2003 as we will have a full year of general and administrative expenses from the OPAY and GSC operations, as well as increases in business insurance costs, increased employee benefit costs and increased rent expense due to expansion of our facilities.

Business combination integration.  Business combination integration costs consist of expenses attributable to employees and consultants of OPAY who were retained on a short-term basis following our acquisition of OPAY, solely for the purpose of providing training and completing other transition tasks in connection with the integration of OPAY into our operations. These expenses consist of compensation, employee benefits, travel, consulting and allocated facilities costs.

Depreciation and Amortization.   Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects.  Project-related depreciation and amortization is included in cost of revenues.  Depreciation and amortization was $1.4 million for the three months ended December 31, 2002 and 2001. As a percentage of net revenues, depreciation and amortization decreased to 4.3% for the three months ended December 31, 2002 from 6.0% for the three months ended December 31, 2001.  The decrease in depreciation and amortization resulting from the adoption of SFAS 142 was completely offset by increased amortization of other acquired intangibles resulting from the other intangible assets acquired in the OPAY and GSC acquisitions.

Interest Income  (Expense), Net.   Net interest income increased 247.7% to $386,000 for the three months ended December 31, 2002 compared to net interest income of $111,000 for the three months ended December 31, 2001.  This increase was primarily attributable to interest earned on a higher average investment balance, and a  decrease in interest expense as a result of the repayment of the line of credit in the prior year.

Provision  for Income Taxes.  The provision for income taxes was $1.0 million for the three months ended December 31, 2002 and $855,000 for the three months ended December 31, 2001.  Our effective tax rate was 37.0% for the three months ended December 31, 2002 and 2001.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2003 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operation.   The loss from operations of discontinued operation represents the historical operating losses incurred by our Australian operation.  The loss for the three months ended December 31, 2001 was $258,000.

Liquidity and Capital Resources

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on February 28, 2004 of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets excluding assets owned by Tier Technologies (Australia) Pty Ltd., GC Simsion, GR Bowles & Associates (“Simsion Bowles”) and ADC Consultants Pty Ltd., including a pledge of 65% of the stock of our subsidiaries, excluding Simsion Bowles. The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees and the incurrence of additional debt.  The credit facility requires the  maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of December 31, 2002, we were not in compliance with one of the covenants of the credit facility; however, the bank waived such non-compliance.  There were no outstanding borrowings or standby letters of credit as of December 31, 2002.

We intend to purchase shares of our Class B common stock in accordance with the terms of the stock repurchase program authorized by our Board of Directors in October 1998.  The timing and volume of purchases will depend on market conditions.  These purchases will be funded through current holdings of cash and short-term investments.

In addition to the credit facility mentioned above, we had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in our long-term investment portfolio at December 31, 2002.  Furthermore, our subsidiary, OPAY, had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit  were issued to secure performance bonds and to meet various facility lease requirements.

Our Australian subsidiary has letters of credit totaling approximately $57,000 (based on the December 31, 2002 exchange rate of AU$1.78 to U.S. $1.00) outstanding at December 31, 2002 to meet certain remaining facility lease requirements.  These letters of credit were secured by term deposits with an Australian bank.

Net cash from continuing operations used in operating activities was $1.8 million in the three months ended December 31, 2002 as compared to net cash from continuing operations provided by operating activities of $6.5 million in the three months ended December 31, 2001.  The decrease in net cash from continuing operations provided by operating activities is largely attributable to the collection of several large receivable balances in the prior year quarter, the billing of several large project milestones at the end of the current quarter resulting in an increase in net accounts receivable and the increase in unbilled receivables balance resulting from work performed on contracts with milestone based billings.

Net cash from continuing operations used in investing activities was $6.7 million and $4.1 million in the three months ended December 31, 2002 and December 31, 2001, respectively. The increase in net cash from continuing operations used in investing activities is primarily attributable to increased investments in marketable securities.

Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $862,000 in the three months ended December 31, 2002 and $2.2 million in the three months ended December 31, 2001.  We anticipate that in fiscal year 2003, we will have capital expenditures similar to fiscal year 2002 related to, among other things, purchases of computer equipment to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment or expansion of child support payment processing and other transaction processing centers.

Net cash from continuing operations provided by financing activities totaled $427,000 in the three months ended December 31, 2002 and $71.5 million in the three months ended December 31, 2001.  The net cash from continuing operations provided by financing activities for the three months ended December 31, 2001 resulted primarily from the proceeds of our follow-on stock offering and the exercise of employee stock options.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones  particularly for our pension software systems projects.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions, contingent payments earned, new and existing contract requirements, the timing of the receipt of accounts receivable, our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Due to the current economic climate, the performance bond market has substantially changed, resulting in reduced availability of bonds, increased cash collateral requirements and increased premiums.  Some of our government contracts require a performance bond and future requests for proposal may also require a performance bond.  Our inability to obtain performance bonds or a requirement to pledge significant cash collateral in order to obtain such bonds would adversely affect our business and our capacity to obtain additional contracts.  Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

Disclosures About Contractual Obligations And Commercial Commitments as of December 31, 2002

As of December 31, 2002, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2 – 3 years	4 –5 years	After 5 years
	(in thousands)
Debt, including interest	$742	$410	$265	$67	$—
Operating leases	10,546	3,055	4,773	2,152	566
Purchase price payable and accrued contingent earnouts	2,663	2,663	—	—	—
Restructuring liability	2,189	1,212	730	247	—

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	2 – 3 years	4 –5 years	After 5 years
	(in thousands)
Standby letters of credit	3,541	3,057	289	—	$195
Performance bonds	36,550	18,319	18,231	—	—

Recent Accounting Standards

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21:  “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  We are evaluating Issue 00-21 to determine the impact on our results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standard No. 123 (“SFAS  123”), “Accounting for Stock-Based Compensation.”  Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements.  We continue to account for our incentive stock option plan under the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The amendments to SFAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.  We are currently assessing the impact of the adoption of the SFAS 148 on our consolidated financial statements.

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

•                  dependence on our technology partners;

•                  economic conditions in the vertical and geographic markets we serve;

•                  the accuracy of estimated costs to complete our fixed price contracts;

•                  the accuracy of estimated transaction volume and transaction dollars processed in computing transaction net revenues from our child support payment processing center  operations and OPAY’s payment processing center operations;

•                  our consultant utilization rates and the number of billable days in a particular quarter which may be significantly impacted by increased vacations and public holidays;

•                  the seasonality of OPAY’s business, which is due primarily to the fact that the majority of federal and state personal income tax payments are made in March and April and real estate and personal property tax payments are made annually, semi-annually or quarterly in most jurisdictions;

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

•                  the amount and timing of costs related to our sales and marketing and other initiatives;

•                  start-up costs including software license fees incurred in connection with the initiation of large projects;

•                  the adequacy of provisions for losses; and

•                  any assessment of potential penalties or contingent obligations in connection with a project.

The timing and realization of opportunities in our sales pipeline make the timing and variability of net revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are fixed in advance. We also typically reach the annual limitation on FICA contributions for many of our U.S. employees before the end of the calendar year. As a result, U.S. employer payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year and net revenues will vary from quarter to quarter during the fiscal year.  Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility  and declines in the price of our Class B common stock. In addition, our operating results may from time to time be below the expectations of analysts and investors.  If so, the market price of our Class B common stock may decline significantly.

We depend on government agencies for a majority of our net revenues and the loss or decline of existing or future government agency funding would adversely affect our net revenues and cash flows.

For the three months ended December 31, 2002, approximately 90.4% of our net revenues were derived from services provided to government agencies.  These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause. In addition, revisions to or repeals of  mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows.  The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows.  Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, the  contract could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired and this could have a material adverse impact on our financial condition and results of operations.

We rely on small numbers of projects, clients and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project would significantly reduce our net revenues and cash flows.  Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. For the three months ended December 31, 2002, CalPERS accounted for 10.0% of our net revenues.  The volume of work performed for specific clients is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period.  If any of our large clients terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows.  In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows.   Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances. Although those balances may individually be less than 10% of our total net accounts receivable and unbilled receivable balances, any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.

The IRS accounts for a significant portion of OPAY’s net revenues.  The existing contract with the IRS allows the IRS to terminate our services at any time for IRS convenience.  The loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, could result in a reduction in our net revenues and cash flows.  For the three months ended December 31, 2002, the IRS accounted for 20.2% of OPAY’s net revenues.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. The failure by us, or of the prime contractor on an engagement in which we are a subcontractor, to meet a client’s expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

OPAY’s electronic credit card payment services and our child support payment processing services  are designed to provide payment management functions and to limit our clients’ risk of fraud or loss in effecting transactions with their constituents.  As electronic services become more critical to our clients, there is the potential for significant liability claims for the processing of fraudulent or erroneous transactions.  In addition, defects or programming errors in the software we use could cause service interruptions.  Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and/or licensed from third parties.  Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released.  In addition, we may experience disruptions in service from third-party providers.  To the extent that defects or errors are undetected  in the future and cannot be resolved satisfactorily or in a timely manner, our business could suffer.  If a liability claim or claims were brought against us, even if not successful, their defense would likely be time consuming and costly and could damage our reputation.  Any such liability or claim could have a material and adverse effect on our business, operating results and financial condition.

Because we sometimes work with third parties and use software of third parties in providing our products and services to clients, our reputation, operating results and competitiveness could be adversely affected by actions that those third parties take.

We sometimes perform client engagements using third parties. We often join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third-party software or technology providers to jointly bid and perform engagements. Our ability to service some of our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. In these situations, we depend on the software, resources and technology of these third parties in order to perform the engagement. Actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could adversely impact a project, damage our reputation and adversely affect our ability to attract new business. In addition, the refusal or inability of these third parties to permit continued use of their software, resources or technology by us, our inability to gain access to software that has been placed in escrow by third parties, or the discontinuance or termination by the prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services.  If we are unable to meet our contractual requirements with our clients, we could be subjected to claims by our clients.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive.

A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through December 31, 2002, we acquired 19 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

•                  failure to realize the value of the acquired assets, businesses or projects;

•                  diversion of management’s attention;

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

•                  incurrence of substantial amounts of debt; and

•                  other unanticipated events or circumstances.

We acquired OPAY at the end of July 2002.  OPAY has a history of losses. Although OPAY initiated a restructuring plan in November 2001 to reduce certain operating expenses and we intend to further reduce operating expenses for OPAY as we integrate this acquisition and complete the restructuring, there can be no assurance that OPAY operations will attain profitability.

The use of credit cards to make payments to government agencies is still relatively new and evolving.  To date, OPAY’s business has consisted primarily of providing credit card payment options for the payment of balance due federal and state personal income taxes, real estate and personal property taxes and fines for traffic violations and parking citations.  Because OPAY has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPAY’s business model.  OPAY’s business model is based on consumers’ willingness to pay a convenience fee (in addition to their required government or other payment) for the use of OPAY’s credit card payment option.  Our success will depend on maintaining OPAY’s relationship with the IRS and on maintaining existing, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents.  There can be no assurances that we will be able to develop new OPAY relationships or maintain existing OPAY relationships, and the failure to do so could have a material and adverse effect on our business,  operating results and financial condition.  In addition, if consumers are not receptive to paying a convenience fee, if credit card associations change their rules and do not allow us to charge the convenience fees, if credit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, or if the use of the internet declines, demand for OPAY’s services will decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition.

We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Without additional acquisitions, we are unlikely to maintain historical growth rates.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction–based contracts.

Underestimating the resources, costs or time required for a fixed price project or a transaction–based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction–based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction–based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction–based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or income tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, we may incur losses on those contracts. During the three months ended December 31, 2002, 37.3% of our net revenues were generated on a fixed price basis and 43.3% of our net revenues were generated from transaction–based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction–based contracts will continue to be significant for the foreseeable future.

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

The markets for our products are characterized by rapid technological change, changes in client demands and evolving industry standards.  As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices.  We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance.  If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.  In addition, our ability to develop new products and product enhancements is dependant upon the products of other software vendors.  If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed.  Software products as complex as those we offer may contain undetected defects or errors when first introduced or as new versions are released.  Although we have not experienced significant adverse effects resulting from software errors, we cannot be certain that, despite testing by us and our clients, defects or errors will not be found in new products after general release, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

•                  the extent of our competitors’ responsiveness to client needs.

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

We have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and post the performance bond with the client.  There can be no assurance that such performance bonds will continue to be available on reasonable terms, if at all.  Our inability to obtain performance bonds would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

We could become subject to lawsuits that could result in material liabilities to us or cause us to incur material costs.

Any failure in a client’s system or failure to meet a material deliverable could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers, limitations of warranty,  limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. Our liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

If we are unable to protect our intellectual property and proprietary rights, our business could be adversely affected.

The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of that information, or to detect unauthorized use of such information. We rely on a combination of trade secrets, nondisclosure agreements, licensing agreements and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. We also enter into nondisclosure agreements with our employees, subcontractors and the parties we team with for contracts and generally require that our clients enter into such agreements. We also control and limit access to our proprietary information.

We have proprietary software that is licensed to clients pursuant to licensing agreements and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. Issues relating to the ownership of, and rights to use, software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such software and application frameworks. A portion of our business also involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation with each particular client and is typically assigned to the client. We also develop software application frameworks and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Some of our clients have prohibited us from marketing the software and application frameworks developed specifically for them for a specified period of time or to specified third parties, and others may demand similar or other restrictions in the future.

Infringement claims may be asserted against us in the future that may not be successfully defended. The loss or misappropriation of our intellectual property or the unsuccessful defense of any claim of infringement could prevent or delay our providing our products and services, cause us to become liable for substantial damages, or force us to enter into royalty or licensing agreements.

If OPAY’s clients and credit card issuers cease to publicize OPAY’s services or adversely change the manner in which they promote OPAY’s services, consumer use of its services may slow, and we may suffer a large increase in advertising costs.

Currently, OPAY’s government clients and credit card issuers provide a significant portion of the publicity for its services, without any charge to OPAY.  If clients cease to publicize OPAY’s services, or charge OPAY for this publicity, advertising costs will increase substantially, which could have a material and adverse effect on our business, operating results and financial condition.   While OPAY endeavors in its agreements with its clients to require such clients to undertake such advertising activities, many of the clients and credit card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, the clients may publicize other services, including those of its competitors.  For example, the IRS’s 2001 Form 1040 instruction booklet and Forms 1040ES and 4868 listed a competitor’s name before OPAY’s name in regard to providers of electronic credit card payment services, whereas in the 2000 forms (i.e.,  payments made in 2001), OPAY’s name was listed first.

Our growth may slow or stop if we fail to effectively manage our expansion.

If we are unable to manage our growth effectively, the quality of our services, our ability to retain key personnel and our growth will decline. Our growth has placed, and is expected to continue to place, significant demands on our management, financial, staffing and other resources. We have expanded by opening new offices and may open additional offices. Our ability to manage growth effectively will require us to continue to develop and improve our operational, financial and other internal systems or acquire new systems, as well as business development capabilities, and to train, motivate and manage our employees. In addition, as the average size and number of our projects continues to increase, we must be able to manage such projects effectively. We may not be able to sustain our rate of growth or successfully manage any future growth.

A constraint in OPAY’s capacity to process transactions could impair the quality and availability of OPAY’s service.  Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of service.  Although we believe that OPAY has sufficiently expanded its system capacity to accommodate anticipated future growth, there are no assurances that OPAY will not suffer capacity constraints caused by a sharp increase in the use of its services.  Due to the large number of tax payments made in March and April, there is an increased risk that OPAY will suffer a capacity constraint during that period, which could have an adverse effect on our business, operating results and financial condition.

We could suffer material losses if our systems or operations fail or are disrupted.

Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders or hackers, computer viruses, natural disasters, power shortage, capacity constraints or terrorist attacks, could cause interruptions, delays in our business, loss of data or damage to our reputation. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our transaction processing, could be suspended or interrupted and our business could be harmed. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

Pro forma financial information that we disclose concerning our operations does not conform to generally accepted accounting principles and may not comply with final SEC regulations.

We prepare and release financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in our related earnings releases and investor conference calls. We believe the pro forma financial information disclosed helps investors evaluate the results of our ongoing operations. We encourage investors to carefully review the GAAP financial information included in our quarterly earnings releases and periodic SEC reports. In January 2003, pursuant to the Sarbanes-Oxley Act, the SEC issued final rules regulating the publication of pro forma financial information. These rules may significantly limit our ability to disclose pro forma financial information, making it more difficult for us to communicate the results of our ongoing operations, which could have an adverse effect on the trading price of our common stock.

Control of our company by our chief executive officer could make it difficult for another company to acquire us and could depress the price of our Class B common stock.

Concentration of voting control could have the effect of delaying or preventing a change in control of us and  may affect the market price of our Class B common stock.  The voting power held by  Mr. James L. Bildner, our chief executive officer,  in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner, represented 33.9% of our total common stock voting power outstanding at December 31, 2002. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

We conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates.  Net revenues from United Kingdom operations represented 1.7% of our total net revenues for the three months ended December 31, 2002. Near-term changes in exchange rates may have a material impact on our future net revenues, earnings, fair values or cash flows.  We have not engaged in foreign currency hedging transactions during the three months ended December 31, 2002. There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at December 31, 2002, the fair value of the portfolio would decline by $1,975,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) as of December 31, 2002 (the “Evaluation Date”).  Based on the evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal controls since the Evaluation Date.  We are not aware of any significant change in any other factors that can significantly affect our internal controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

This report, when filed with the SEC, was accompanied by written statements by James L. Bildner, our chief executive officer, and Laura B. DePole, our chief financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
10.47	Employment Agreement by and between the Registrant and Martin V. Joyce, Jr., dated October 7, 2002

(b) Reports on Form 8-K.

Current Report on Form 8-K/A, filed October 7, 2002, pursuant to Item 7 attaching financial statements and pro forma information related to the acquisition of all the issued and outstanding capital stock of Official Payments Corporation.

Current Report on Form 8-K/A, filed October 8, 2002, amending in its entirety, the Form 8-K/A filed October 7, 2002, pursuant to Item 7 attaching financial statements and pro forma information related to the acquisition of all the issued and outstanding capital stock of Official Payments Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.

Dated: February 12, 2003

	By:	/s/ LAURA B. DEPOLE

Laura B. DePole
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, James L. Bildner, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Tier Technologies, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003	/s/ JAMES L. BILDNER

James L. Bildner,
Chief Executive Officer

CERTIFICATION

I, Laura B. DePole, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Tier Technologies, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003	/s/ LAURA B. DEPOLE

Laura B. DePole
Chief Financial Officer