Form 10-Q
period 2003-03-31
TIER TECHNOLOGIES INC
filed 2003-05-12
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(1) Yes☒ No ☐	(2) Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(1) Yes ☒ No ☐

As of April 30, 2003, the number of shares outstanding of the Registrant’s Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant’s Class B Common Stock was 17,696,711.

TIER TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I—FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$38,445	$41,750
Short-term investments	9,809	18,571
Accounts receivable, net	37,284	32,686
Prepaid expenses and other current assets	7,246	7,908
Total current assets	92,784	100,915
Equipment and software, net	7,591	8,751
Notes and accrued interest receivable from related parties, less current portion	2,049	1,967
Goodwill and other acquired intangible assets, net	74,080	76,118
Long-term investments	18,462	11,906
Other assets	1,515	1,462
Total assets	$196,481	$201,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,780	$959
Accrued liabilities	9,156	11,184
Accrued subcontractor expenses	2,404	3,257
Accrued compensation and related liabilities	4,174	3,979
Purchase price payable and accrued contingent earnouts	2,190	3,387
Deferred income	3,826	3,231
Other current liabilities	1,396	2,226
Total current liabilities	25,926	28,223
Long-term debt, less current portion	257	288
Deferred taxes payable	4,458	4,458
Other liabilities	1,074	1,129
Total liabilities	31,715	34,098

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	164,333	169,772
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(412)	(291)
Retained earnings (accumulated deficit)	2,618	(687)
Total shareholders’ equity	164,766	167,021
Total liabilities and shareholders’ equity	$196,481	$201,119

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net revenues	$33,228	$22,064	$65,423	$45,074
Cost of revenues	21,777	12,830	42,093	26,821
Gross profit	11,451	9,234	23,330	18,253
Costs and expenses:
Selling and marketing	1,857	1,286	3,776	2,637
General and administrative	5,623	3,645	11,427	7,736
Business combination integration	275	—	680	—
Depreciation and amortization	1,409	1,345	2,810	2,722
Income from continuing operations	2,287	2,958	4,637	5,158
Interest income (expense), net	307	520	693	631
Income from continuing operations before income taxes	2,594	3,478	5,330	5,789
Provision for income taxes	1,013	1,287	2,025	2,142
Income from continuing operations, net of income taxes	1,581	2,191	3,305	3,647
Discontinued operations:
Loss from operations of discontinued operation, net of income taxes	—	(1,015)	—	(1,273)
Loss on disposal of discontinued operation (including provision of $719 for operating loss during disposal period), net of income taxes	—	(15,085)	—	(15,085)
Loss from discontinued operation, net of income taxes	—	(16,100)	—	(16,358)
Net income (loss)	$1,581	$(13,909)	$3,305	$(12,711)

Income from continuing operations, net of income taxes:
Per basic share	$0.08	$0.12	$0.17	$0.23
Per diluted share	$0.08	$0.11	$0.17	$0.21

Loss from discontinued operation, net of income taxes:
Per basic share	$—	$(0.89)	$—	$(1.03)
Per diluted share	$—	$(0.83)	$—	$(0.95)

Net income (loss):
Per basic share	$0.08	$(0.77)	$0.17	$(0.80)
Per diluted share	$0.08	$(0.72)	$0.17	$(0.74)

Shares used in computing basic income (loss) per share	18,834	18,050	18,944	15,865
Shares used in computing diluted income (loss) per share	19,355	19,337	19,580	17,231

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2003	2002
Operating activities
Income from continuing operations, net of income taxes	$3,305	$3,647
Adjustments to reconcile income from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Depreciation and amortization	4,003	3,826
Provision for doubtful accounts	47	212
Tax benefit of stock options exercised	196	3,806
Forgiveness of notes receivable from employees	27	36
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,946)	(421)
Prepaid expenses and other assets	975	(904)
Accounts payable and accrued liabilities	(1,531)	(1,433)
Deferred income	605	(523)
Net cash from continuing operations provided by operating activities	2,681	8,246

Investing activities
Purchase of equipment and software	(1,001)	(1,240)
Notes and accrued interest receivable from related parties	(135)	(100)
Repayments on notes and accrued interest receivable from related parties	14	273
Business combinations, net of cash acquired	(961)	(9,843)
Restricted cash	—	(4,010)
Purchases of available-for-sale securities	(19,298)	(38,911)
Sales of available-for-sale securities	5,989	—
Maturities of available-for-sale securities	15,533	4,498
Other assets	—	82
Net cash from continuing operations provided by (used in) investing activities	141	(49,251)

Financing activities
Net proceeds from issuance of Class B common stock	1,028	84,478
Repurchase of Class B common stock	(6,665)	—
Payments on capital lease obligations and other financing arrangements	(344)	(732)
Net cash from continuing operations provided by (used in) financing activities	(5,981)	83,746
Effect of exchange rate changes on cash	(146)	122
Net cash provided by (used in) continuing operations	(3,305)	42,863
Net cash used in discontinued operation	—	(1,401)
Net increase (decrease) in cash and cash equivalents	(3,305)	41,462
Cash and cash equivalents at beginning of period	41,750	13,174
Cash and cash equivalents at end of period	$38,445	$54,636

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$31	$203
Income taxes paid (refunded), net	$2,393	$1,178

Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$68	$1,633
Assumed liabilities related to business combinations	$—	$2,951
Class B common stock issued in business combinations	$—	$783
Conversion of Class A common stock to Class B common stock	$—	$98

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (‘‘Tier’’ or the ‘‘Company’’) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Form 10-K filed on December 11, 2002 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed. The consolidated results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2003 or any future period, and the Company makes no representations related thereto.

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

NOTE 2—REVENUE RECOGNITION

The Company derives net revenues from transaction processing services, software development services, software license and maintenance fees,  IT consulting and  professional consulting.  The Company generally bills clients on a per-transaction basis, a fixed price basis or a time and materials basis.  Net revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  Net revenues pursuant to professional consulting services under fixed-fee contracts and time and materials contracts are generally recognized as services are performed. Net revenues pursuant to software development fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated project costs). Net revenues from software licenses that do not include significant implementation or customization services are recognized upon delivery when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undeliverable elements of the arrangement. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company’s contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse impact on the Company’s business, financial condition and results of operations.  For the three and six months ended March 31, 2003, revenue from one client totaled approximately $3,344,000 and $6,579,000, respectively, which represented 10.1% of total net revenues in each period.  For the three months ended March 31, 2002, revenues from two clients totaled approximately $3,030,000 and  $2,239,000, which represented 13.7% and 10.1%, respectively, of total net revenues.  For the six months ended March 31, 2002, revenues from three clients totaled approximately $7,327,000, $4,967,000 and $4,953,000, which represented 16.3%, 11.0% and 11.0%, respectively, of total net revenues.

Unbilled receivables arise on a contract when the cumulative net revenue recognized exceeds the cumulative amount billed in accordance with the contractual billing terms. Unbilled receivables were $20,149,000 and $16,475,000 at March 31, 2003 and September 30, 2002, respectively, of which approximately $19,538,000 and $15,258,000, respectively, related to contracts with governmental agencies.  Unbilled receivables for two clients accounted for 54.5% and 16.6%, respectively, of total unbilled receivables at March 31, 2003.  Total accounts receivable, including unbilled receivables, for these two clients accounted for 34.8% and 13.3%, respectively, of total net accounts receivable, including unbilled receivables, at March 31, 2003.  Unbilled receivables for two clients accounted for 40.2% and 25.4%, respectively, of total unbilled receivables at September 30, 2002.  Total accounts receivable, including unbilled receivables, for these two clients accounted for 20.0% and 18.2%, respectively, of total net accounts receivable, including unbilled receivables, at September 30, 2002.  Also included in accounts receivable and other assets at March 31, 2003, were approximately $1,182,000 representing balances billed but not paid by customers under retainage provisions in the contracts, of which approximately $514,000 is expected to be collected within one year, $423,000 is expected to be collected within two years and $245,000 is expected to be collected within three years.  Included in accounts receivable at September 30, 2002, were approximately $925,000 of retainages, of which approximately $529,000 is expected to be collected within one year and $396,000 is expected to be collected within two years.

Net revenues derived from sales to governmental agencies, including convenience fees earned by the Company’s subsidiary, Official Payments Corporation (“OPAY”), on payments made by citizens to government agencies, were approximately $59,256,000 and $34,977,000 for the six months ended March 31, 2003 and 2002, respectively.

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

Included in long-term investments at March 31, 2003 and September 30, 2002 is approximately $7,706,000 that is pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through May 2005.

NOTE 4—BANK LINES OF CREDIT

At March 31, 2003, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of January 31, 2005.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets.  Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at the Company’s option, and is payable monthly.  As of March 31, 2003, there were no outstanding borrowings or standby letters of credit.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 2003, the Company was in compliance with all financial ratios.

At March 31, 2003, the Company also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004.  Principal payments must be made in 36 equal monthly payments commencing February 29, 2004.  This credit facility has a maturity date of January 31, 2007.  Interest is based on either the LIBOR rate plus 2.75% or the lender’s announced prime rate plus 0.5%, at the Company’s option and is payable monthly.  As of March 31, 2003, the Company had no borrowings under this line of credit.

In addition to the credit facilities noted above, the Company had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in the Company’s long-term investment portfolio at March 31, 2003.  Also, OPAY had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

At March 31, 2003, the Company’s Australian subsidiary had letters of credit outstanding totaling approximately $49,000 (based on the March 31, 2003 exchange rate of AU$1.67 to U.S.$1.00) to meet certain facility lease requirements. These letters of credit were secured by term deposits with an Australian bank.

NOTE 5—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS, NET

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  As of October 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill.  Under SFAS 142, the Company will evaluate goodwill for impairment annually during the fourth quarter of its fiscal year, or more frequently if impairment indicators arise.  Identifiable intangible assets that have finite lives will continue to be amortized over their estimated useful lives.

The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations.

Goodwill and other acquired intangible assets, net, consisted of the following at March 31, 2003 and September 30, 2002:

	March 31, 2003	September 30, 2002
	(in thousands)
Client Relationships	$24,400	$24,400
Trademarks	3,200	3,200
Technology	740	740
Acquired contracts	500	500
Non-compete agreements	150	150
Total accumulated amortization	(2,558)	(789)
Other acquired intangible assets, net	26,432	28,201
Goodwill	47,648	47,917
Total	$74,080	$76,118

The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows (in thousands):

	U.S. Commercial Services	U.S. Government Services	Official Payments	United Kingdom Operations	Total
Balance as of September 30, 2002	$17,924	$15,110	$14,845	$38	$47,917
Goodwill activity	—	(215)	(54)	—	(269)
Balance as of March 31, 2003	$17,924	$14,895	$14,791	$38	$47,648

Had the Company been accounting for goodwill under SFAS 142 for the three and six months ended March 31, 2002, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
	(in thousands, except per share data)

Reported net loss	$(13,909)	$(12,711)
Add back goodwill amortization, net of tax	572	1,144
Adjusted net income	$(13,337)	$(11,567)

Loss per basic share:
As reported	$(0.77)	$(0.80)
Goodwill amortization, net of tax	0.03	0.07
Adjusted loss per basic share	$(0.74)	$(0.73)

Loss per diluted share:
As reported	$(0.72)	$(0.74)
Goodwill amortization, net of tax	0.03	0.07
Adjusted loss per diluted share	$(0.69)	$(0.67)

NOTE 6 —  SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

During the six months ended March 31, 2003, the Company repurchased 568,000 shares of Class B common stock at a total cost of approximately $6.7 million.  These repurchases were made under the Common Stock Repurchase Program authorized by the Board of Directors.  As of March 31, 2003, a total of approximately 884,000 shares had been repurchased under this program at a total cost of approximately $8.7 million.

Pro Forma Impact of Employee Stock Options

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

The Company elected to account for its employee stock options under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  No compensation expense was recognized for options granted under the Company’s employee stock option plan in all periods presented.  Had compensation cost for the Company’s employee stock option plan been determined based on fair value at the grant date consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$1,581	$(13,909)	$3,305	$(12,711)
Deduct: Pro forma employee compensation cost related to stock options, net of tax	(691)	(954)	(1,598)	(1,714)
Pro forma net income (loss)	$890	$(14,863)	$1,707	$(14,425)

Net income (loss) per basic share:
As reported	$0.08	$(0.77)	$0.17	$(0.80)
Pro forma	$0.05	$(0.82)	$0.09	$(0.91)

Net income (loss) per diluted share:
As reported	$0.08	$(0.72)	$0.17	$(0.74)
Pro forma	$0.05	$(0.79)	$0.09	$(0.86)

NOTE 7 —  INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$1,581	$2,191	$3,305	$3,647
Loss from discontinued operation, net of income taxes	—	(16,100)	—	(16,358)
Net income (loss)	$1,581	$(13,909)	$3,305	$(12,711)
Denominator for basic income (loss) per share-weighted average common shares outstanding.	18,834	18,050	18,944	15,865
Effects of dilutive securities:
Common stock options	521	1,255	636	1,320
Contingently issuable shares	—	32	—	46
Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	19,355	19,337	19,580	17,231
Income from continuing operations, net of income taxes:
Per basic share	$0.08	$0.12	$0.17	$0.23
Per diluted share	$0.08	$0.11	$0.17	$0.21
Loss from discontinued operation, net of income taxes:
Per basic share	$—	$(0.89)	$—	$(1.03)
Per diluted share	$—	$(0.83)	$—	$(0.95)
Net income (loss):
Per basic share	$0.08	$(0.77)	$0.17	$(0.80)
Per diluted share	$0.08	$(0.72)	$0.17	$(0.74)

For the three and six months ended March 31, 2003, options to purchase approximately 1,373,000 and 995,000 shares of Class B common stock, respectively, at prices ranging from $13.75 to $20.70 per share and $15.19 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the shares for these periods.  For the three and six months ended March 31, 2002, options to purchase approximately 89,000 and 117,000 shares of Class B common stock, respectively, at prices ranging from $17.75 to $20.70 per share and $19.56 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the shares for this period.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net income(loss)	$1,581	$(13,909)	$3,305	$(12,711)
Net change in unrealized gain on available-for-sale investments	(32)	—	16	—
Foreign currency translation adjustments	(46)	312	(136)	844
Comprehensive income (loss)	$1,503	$(13,597)	$3,185	$(11,867)

NOTE 9—SEGMENT INFORMATION

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

	U.S. Commercial Services	U.S. Government Services	Official Payments	United Kingdom Operations	Total
	(in thousands)
Three Months Ended March 31, 2003:
Net revenues	$2,567	$23,588	$6,577	$496	$33,228
Gross profit	992	8,300	2,055	104	11,451

Three Months Ended March 31, 2002:
Net revenues	$4,723	$16,546	$—	$795	$22,064
Gross Profit	2,417	6,549	—	268	9,234

Six Months Ended March 31, 2003:
Net revenues	$5,110	$46,554	$12,702	$1,057	$65,423
Gross profit	2,289	16,405	4,209	427	23,330

Six Months Ended March 31, 2002:
Net revenues	$9,567	$34,187	$—	$1,320	$45,074
Gross profit	4,627	13,193	—	433	18,253

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under the guarantees it has issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. These disclosure provisions require a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements which the Company is currently required to disclose in accordance with FIN 45.

The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters.  Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights.  Payment by the Company under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular contract.  Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.  It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement.  Historically, payments made by the Company under these agreements have not been material.  As of March 31, 2003, management was not aware of any indemnification agreements that would require material payments.

As disclosed in Note 8 to the consolidated financial statements for the fiscal year ended September 30, 2002, the Company may be required to make contingent payments related to the achievement of future performance targets by certain acquisitions.  As of March 31, 2003, contingent payments of approximately $8.3 million may be made over the next 26 months upon the achievement of certain performance targets.  These amounts are not included in liabilities at March 31, 2003.  If it is determined that these contingent payments are earned in the future, the Company will record the liability at that time.

FIN 45 also requires that a guarantor recognize a liability at the inception of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support. FIN 46 applies immediately to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, the Company is required to apply the provisions beginning July 1, 2003. Additionally, FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: 1) the enterprise will be the primary beneficiary of an existing VIE that will require consolidation or 2) the enterprise will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not currently have any VIEs that it will need to consolidate or disclose.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12—SUBSEQUENT EVENTS

Common Stock Repurchase Program

In April 2003, the Board increased the number of shares authorized for repurchase under the Company's Common Stock Repurchase Program to a total of 2.0 million.   As a result of this increase, the Company is authorized to repurchase up to approximately 1.1 million additional shares under this program.

Legal Proceedings

On May 8, 2003, the Company received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim is for not less than $700,000 plus interest, attorneys' fees and associated costs.  As of this filing, the Company had not evaluated the merits, if any, of the claim.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 23, that could cause actual results to differ materially from those anticipated as of the date of this report.

Overview

We are a vertically focused provider of end-to-end business solutions to public sector, national and multinational clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—government, healthcare, insurance and utilities. We focus on markets that are driven by forces that create demand for our services and are anticipated to provide us with recurring long-term revenue streams. Our net revenues increased to $65.4 million in the six months ended March 31, 2003 from $45.1 million in the six months ended March 31, 2002. A significant portion of our net revenue is derived from sales to government agencies. For the six months ended March 31, 2003, approximately 90.6% of our net revenues were derived from sales to government agencies, including convenience fees earned by the Company’s subsidiary, Official Payments Corporation (“OPAY”), on payments made by citizens to government agencies, as compared to 77.6% for the six months ended March 31, 2002. Excluding our Australian discontinued operation, our workforce, composed of employees, independent contractors and subcontractors, increased to 800 on March 31, 2003 from 724 on March 31, 2002.

We derive net revenues primarily from transaction processing services, software development services, software license and maintenance fees, IT consulting and professional consulting.  We bill clients on a per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize fixed price net revenues for software development, implementation, and customization using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. We recognize time and materials net revenues and professional consulting services under fixed fee arrangements as we perform services and incur expenses. We recognize revenues from software maintenance contracts ratably over the term of the contract, typically one year. The percentage of our net revenues generated on a fixed price basis was 35.1% for the six months ended March 31, 2003 and 50.4% for the six months ended March 31, 2002. The percentage of our net revenues generated on a per-transaction basis was 45.9% for the six months ended March 31, 2003 and 33.3% for the six months ended March 31, 2002.  We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant.  Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected.  Unsatisfactory performance of services or proprietary software, or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 2003, the California Public Employees’ Retirement System (“CalPERS”) accounted for 10.1% of our net revenues.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

As our clients face pressure to control costs under continuing uncertain economic and political conditions, we face increasing pricing pressures. We continue to see clients reduce or defer their expenditures or defer the start of work already contracted.  Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services.

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

From December 1996 through March 31, 2003, we made 19 acquisitions for a total cost of approximately $140.6 million using cash, shares of Class B common stock and debt. We also incurred $2.9 million in cumulative compensation charges related to business combinations and $1.0 million in cumulative business combination integration charges resulting from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.  Business combination integration costs are comprised of transitional salaries and benefits, travel, consulting and allocated facility costs related to the acquisition of OPAY and are expensed as incurred.  These acquisitions helped us to expand our operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

International operations, primarily from European contracts, accounted for 1.6% of our net revenues for the six months ended March 31, 2003 and 2.9% for the six months ended March 31, 2002, excluding our Australian discontinued operation. We believe that the percentage of total net revenues attributable to international operations will be insignificant due to the sale of substantially all of the assets of our Australian operation in September 2002. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

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

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Basis of Presentation.  During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operations, and in September 2002, we completed the sale. The Australian operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

Revenue Recognition.  Certain judgments affect the application of our revenue recognition policy.   Net revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our clients’ contracts based on estimated  future costs and the estimate of transaction volume over the life of the contract.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting gross profit.  Net revenues from fixed price software development, implementation and customization contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated based on historical experience.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  Net revenues from professional consulting services under fixed price contracts are recognized as services are provided.  Any significant difference between the timing of revenues recognized and costs incurred has a significant impact on the gross profit.  For OPAY’s electronic credit card payment transactions, we estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. The amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay.  Net revenues are recognized under  such contracts only when we consider the likelihood of cancellation of funding to be remote.

Cost of Revenues and Transaction Volume Estimates.  We establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimated transaction volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Any significant variance from our estimates could significantly impact our gross profit and gross profit margin.  We recognize fixed price net revenues for software development, implementation and customization projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total project costs could significantly affect our gross profit and gross profit margin.

Collectibility of Receivables.  A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for accounts receivable balances and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit card payment services. We have not experienced significant credit losses historically, except for the write-off of approximately $2,020,000 due to a contract dispute during the fiscal year ended September 30, 1999.  However, there is no assurance that we will not need to record increases to these balances in the future.  We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.

We are currently pursuing legal action against a former client for which we have received a court judgment.  The total outstanding receivable is approximately $709,000.  We believe we have adequate reserves against this balance.  If we were to be unsuccessful in collecting on this judgment, the write-off of this receivable could have a material adverse impact on our results of operations.

Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life.  We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead are reviewed at least annually for impairment.  During the quarter ended December 31, 2002, we completed the initial impairment test and the results did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our common stock does not sufficiently improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.  In the fourth quarter of fiscal year 2003, we will perform our annual impairment test to determine if goodwill associated with our segments is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Determination of Restructuring Obligations.  As a result of our acquisition of OPAY, we assumed certain liabilities for restructuring costs that OPAY had previously recognized in connection with the involuntary termination of employees and the consolidation of facilities.  The restructuring liability for involuntary terminations consists of compensation and benefits costs incurred under severance agreements.  To the extent that employees scheduled for involuntarily termination are in fact retained, or severance agreements are modified, adjustments to the established restructuring liability may be required.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on office facilities scheduled for abandonment.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment.

Results of Operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.5	58.1	64.3	59.5
Gross profit	34.5	41.9	35.7	40.5
Costs and expenses:
Selling and marketing	5.6	5.9	5.8	5.9
General and administrative	16.9	16.5	17.5	17.2
Business combination integration	0.8	—	1.0	—
Depreciation and amortization	4.3	6.1	4.3	6.0
Income from continuing operations	6.9	13.4	7.1	11.4
Interest income (expense), net	0.9	2.4	1.1	1.4
Income from continuing operations before income taxes	7.8	15.8	8.2	12.8
Provision for income taxes	3.0	5.9	3.1	4.7
Income from continuing operations, net of income taxes	4.8%	9.9%	5.1%	8.1%

Three Months Ended March 31, 2003 and March 31, 2002

Net Revenues.  We generate net revenues primarily by providing transaction processing services, software development services and professional consulting on client engagements and from software license and maintenance fees. For OPAY’s electronic credit card payment transactions, we estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. Net revenues increased 50.6% to $33.2 million for the three months ended March 31, 2003 from $22.1 million in the three months ended March 31, 2002. This increase resulted primarily from an increase in U.S. Government Services net revenues of approximately $7.0 million and net revenues of approximately $6.6 million attributable to OPAY, which was acquired in late July 2002, partially offset by a decrease in U.S. Commercial Services net revenues of approximately $2.2 million.  The increase in net revenues from U.S. Government Services operations resulted primarily from the new public pension software systems projects, new child support payment processing contracts under our agreement with ACS State and Local Solutions, Inc. and the acquisition of certain assets of the Government Solutions Center (“GSC”) of KPMG Consulting, Inc. (now BearingPoint, Inc.) in March 2002.  The decrease in net revenues from U.S. Commercial Services operations resulted primarily from the completion of several large projects in prior periods and the general weakness in the U.S. Commercial Services sector.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement revenues for each period represented were less than 10% of total net revenues for the respective period.  We expect reimbursement revenues to increase in absolute dollars in future periods primarily due to new contracts and anticipated future contracts primarily in our child support payment processing operations.

Gross Profit.   Gross profit represents net revenues less cost of revenues.  Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, credit card discount fees,  employee benefits, payroll taxes, travel-related expenditures, amortization of certain intellectual property and costs of project-related equipment, hardware or software purchases. For state child support payment processing center operations, cost of revenues also includes facility, depreciation and amortization expenses and direct overhead costs.  Cost of revenues includes $623,000 of depreciation and amortization for the three months ended March 31, 2003 and $539,000 for the three months ended March 31, 2002.  Gross profit increased 24.0% to $11.5 million for the three months ended March 31, 2003 from $9.2 million for the three months ended March 31, 2002. Gross profit margin decreased to 34.5% for the three months ended March 31, 2003 from 41.9% for the three months ended March 31, 2002. This decrease resulted primarily from the addition of OPAY’s net revenues in the current fiscal year, and an increase in net revenues from U.S. Government operations, both of which historically have had lower gross profit margins than our average gross profit margin, and a decrease in the percentage of our net revenues derived from U.S. Commercial Services operations, which has historically had higher gross profit margins than our average gross profit margin.  Our gross profit margin has also decreased due to lower gross profit margins on contracts where we are a subcontractor or where we have an increased use of subcontractors for services or technology.

Selling and Marketing.   Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased to $1.9 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002.  As a percentage of net revenues, selling and marketing expenses decreased to 5.6% for the three months ended March 31, 2003 from 5.9% for the three months ended March 31, 2002.  We expect selling and marketing expenses to increase in absolute dollars for the remainder of fiscal year 2003 as we will have a full year of sales and marketing expenses from OPAY and as we continue to make investments in our marketing and branding initiatives and our business development efforts.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as seasonal advertising and marketing expense for OPAY during the April 15th tax season and increased FICA tax expense at the beginning of a new calendar year.

General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPAY’s engineering, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 54.3% to $5.6 million for the three months ended March 31, 2003 from $3.6 million for the three months ended March 31, 2002. As a percentage of net revenues, general and administrative expenses increased to 16.9% for the three months ended March 31, 2003 from 16.5% for the three months ended March 31, 2002. We expect general and administrative expenses will increase in absolute dollars for fiscal year 2003 as we will have a full year of general and administrative expenses from the OPAY and GSC operations, as well as increased business insurance costs, increased FICA costs at the beginning of a new calendar year, increased employee benefit costs, increased rent expense due to expansion of our facilities and anticipated costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Business Combination Integration.  Business combination integration costs consist of expenses attributable to employees and consultants of OPAY who were retained on a short-term basis following our acquisition of OPAY, solely for the purpose of providing training and completing other transition tasks in connection with the integration of OPAY into our operations. These costs consist of compensation, employee benefits, travel, consulting and allocated facilities costs and are expensed in the period in which they are incurred.  Business combination integration costs were $275,000 for the three months ended March 31, 2003 which was 0.8% of net revenues.

Depreciation and Amortization.   Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and intellectual property not directly attributable to client projects.  Project-related depreciation and amortization is included in cost of revenues.  Depreciation and amortization was $1.4 million for the three months ended March 31, 2003 and $1.3 million for the three months ended March 31, 2002. As a percentage of net revenues, depreciation and amortization decreased to 4.3% for the three months ended March 31, 2003  from 6.1% for the three months ended March 31, 2002.  The decrease in amortization expense resulting from the adoption of SFAS 142 was completely offset by increased amortization of acquired intangibles from the OPAY and GSC acquisitions.

Interest Income  (Expense), Net.   Net interest income decreased 41.0% to $307,000 for the three months ended March 31, 2003 compared to net interest income of $520,000 for the three months ended March 31, 2002.  This decrease was primarily attributable to interest earned on a lower average investment balance and lower investment yields.

Provision  for Income Taxes.  The provision for income taxes was $1.0 million for the three months ended March 31, 2003 and $1.3 million for the three months ended March 31, 2002.  Our effective tax rate was 39.1% for the three months ended March 31, 2003 and 37.0% for the three months ended March 31, 2002.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2003 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, the amount of tax exempt interest income generated during the year, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operation.   The loss from operations of discontinued operation represents the historical operating losses incurred by our Australian operation.  The loss for the three months ended March 31, 2002 was $1.0 million.

The loss on disposal of discontinued operation represented the estimated loss on the disposal of our Australian operations and the estimated future operating losses through the disposal period.  The loss on disposal was $15.1 million for the three months ended March 31, 2002.  The sale of the Australian operation was completed in September 2002.

Six Months Ended March 31, 2003 and March 31, 2002

Net Revenues.   Net revenues increased 45.1% to $65.4 million for the six months ended March 31, 2003 from $45.1 million in the six months ended March 31, 2002.  This increase resulted primarily from an increase in U.S. Government operations of approximately $12.4 million and net revenues attributable to the acquisition of OPAY of approximately $12.7 million, partially offset by a decrease in U.S. Commercial Services net revenues of approximately $4.5 million.  The increase in net revenues from U.S. Government Services operations resulted primarily from the new public pension software systems projects, increased transaction processing net revenues and the acquisition of certain assets of GSC.  The decrease in net revenues from U.S. Commercial Services operations resulted primarily from the completion of several large projects in the prior year and general weakness in the U.S. Commercial Services sector.

Gross Profit.   Gross profit increased 27.8% to $23.3 million for the six months ended March 31, 2003 from $18.3 million in the six months ended March 31, 2002. Gross margin decreased to 35.7% for the six months ended March 31, 2003 from 40.5% in the six months ended March 31, 2002.  The decrease in gross margin was primarily attributable to the addition of OPAY’s net revenues in the current fiscal year period and an increase in net revenues from U.S. Government Services operations, both of which historically have had lower gross profit margins than our average, and a decrease in net revenues derived from U.S. Commercial Services operations, which have historically had higher gross profit margins than our average. Cost of revenues includes $1.2 million of depreciation and amortization for the six months ended March 31, 2003 and $1.1 million for the six months ended March 31, 2002.

Selling and Marketing.   Selling and marketing expenses increased 43.2% to $3.8 million for the six months ended March 31, 2003 from $2.6 million in the six months ended March 31, 2002. As a percentage of net revenues, selling and marketing expenses decreased to 5.8% for the six months ended March 31, 2003 from 5.9% in the six months ended March 31, 2002.  The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of  OPAY’s sales and marketing costs in the current fiscal year period.

General and Administrative.   General and administrative expenses increased 47.7% to $11.4 million for the six months ended March 31, 2003 from $7.7 million in the six months ended March 31, 2002. As a percentage of net revenues, general and administrative expenses increased to 17.5% for the six months ended March 31, 2003 from 17.2% in the six months ended March 31, 2002.  The increase in general and administrative expenses in total dollars was primarily attributable to the acquisitions of OPAY and GSC, as well as increases in business insurance costs, increased employee benefit costs and increased rent expense due to the expansion of our facilities.

Business Combination Integration.  Business combination integration costs were approximately $680,000 for the six months ended March 31, 2003.

Depreciation and Amortization.   Depreciation and amortization increased 3.2% to $2.8 million for the six months ended March 31, 2003 from $2.7 million in the six months ended March 31, 2002. As a percentage of net revenues, depreciation and amortization decreased to 4.3% for the six months ended March 31, 2003 from 6.0% in the six months ended March 31, 2002.  The decrease in amortization resulting from the adoption of SFAS 142 was completely offset by increased amortization  of other intangible assets acquired in the OPAY and GSC acquisitions.

Interest Income (Expense), Net.   We had net interest income of $693,000 for the six months ended March 31, 2003 compared to net interest income of $631,000 for the six months ended March 31, 2002.

Provision for Income Taxes.   Provision for income taxes decreased 5.5% to $2.0 million for the six months ended March 31, 2003 from $2.1 million in the six months ended March 31, 2002.  For the six months ended March 31, 2003, our effective tax rate was 38.0% and for the six months ended March 31, 2002, our effective tax rate was 37.0%. The future tax rate may vary due to a variety of factors, including, but not limited to, the amount of tax exempt interest income generated during the year, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.  We will continue to closely monitor our effective tax rate on a quarterly basis.

Discontinued operation.  The loss from operations of discontinued operation was $1.3 million for the six months ended March 31, 2002, and the loss on disposal of discontinued operation was $15.1 million for the six months ended March 31, 2002.

Liquidity and Capital Resources

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions, remaining purchase price installments and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets.  The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees and the incurrence of additional debt.  The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of March 31, 2003, we were in compliance with the covenants of the credit facility. There were no outstanding borrowings or standby letters of credit under this facility as of March 31, 2003.

At March 31, 2003, we also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004. Principal payments must be made in 36 equal monthly payments commencing February 29, 2004. This credit facility has a maturity date of January 31, 2007.  Interest is based on either the LIBOR rate plus 2.75% or the lender’s announced prime rate plus 0.5%, at our option and is payable monthly.  As of March 31, 2003, we had no borrowings under this line of credit.

In addition to the credit facilities mentioned above, we had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in our long-term investment portfolio at March 31, 2003.  Furthermore, our subsidiary, OPAY, had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Our Australian subsidiary has letters of credit totaling approximately $49,000 (based on the March 31, 2003 exchange rate of AU$1.67 to U.S. $1.00) outstanding at March 31, 2003 to meet certain remaining facility lease requirements.  These letters of credit were secured by term deposits with an Australian bank.

During the six months ended March 31, 2003, we repurchased 568,000 shares of Class B common stock at a total cost of approximately $6.7 million under the stock repurchase program authorized by our Board of Directors in October 1998.  These purchases were funded through current holdings of cash and short-term investments.  In April 2003, the Board increased the number of shares authorized for repurchase to a total of 2.0 million shares.  As a result, we are authorized to repurchase up to approximately 1.1 million additional shares of Class B common stock under this program.  The timing and volume of our future purchases under this program will depend on market conditions.

Net cash from continuing operations provided by operating activities was $2.7 million in the six months ended March 31, 2003 as compared to $8.2 million in the six months ended March 31, 2002.  The decrease in net cash from continuing operations provided by operating activities is largely attributable to the collection of several large receivable balances in the prior year and the increase in unbilled receivables balance resulting from work performed on contracts with milestone based billings.

Net cash from continuing operations provided by investing activities was $141,000 in the six months ended March 31, 2003 as compared to net cash from continuing operations used in investing activities of $49.3 million in the six months ended March 31, 2002. The net cash from continuing operations used in investing activities for the six months ended March 31, 2002 was primarily attributable to increased investments in marketable securities resulting from the investment of the proceeds of our follow-on stock offering.

Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $1.1 million in the six months ended March 31, 2003 and $2.9 million in the six months ended March 31, 2002.  We anticipate that in fiscal year 2003, we will have capital expenditures similar to fiscal year 2002 related to, among other things, purchases of computer equipment to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment or expansion of child support payment processing and other transaction processing centers.

Net cash from continuing operations used in financing activities totaled $6.0 million in the six months ended March 31, 2003 as compared to net cash from continuing operations provided by financing activities of $83.7 million in the six months ended March 31, 2002.  The net cash from continuing operations used in financing activities for the six months ended March 31, 2003 resulted primarily from the repurchase of Class B common stock under our stock repurchase program.  The net cash from continuing operations provided by financing activities for the six months ended March 31, 2002 resulted primarily from the proceeds of our follow-on stock offering and the exercise of employee stock options.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones  particularly for our pension software systems projects.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions, contingent payments earned, new and existing contract requirements, the timing of the receipt of accounts receivable, our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

Due to the current economic climate, the performance bond market has substantially changed, resulting in reduced availability of bonds, increased cash collateral requirements and increased premiums.  Some of our government contracts require a performance bond and future requests for proposal may also require a performance bond.  Our inability to obtain performance bonds, increased costs to obtain such bonds or a requirement to pledge significant cash collateral in order to obtain such bonds would adversely affect our business and our capacity to obtain additional contracts.  Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

Disclosures About Contractual Obligations And Commercial Commitments as of March 31, 2003

As of March 31, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2 - 3 years	4 -5 years	After 5 years
Debt, including interest	$558	$266	$250	$42	$—
Operating leases	11,810	3,844	5,385	2,292	289
Purchase price payable and accrued contingent earnouts	2,190	2,190	—	—	—
Restructuring liability	1,901	957	751	193	—

	Amount of commitment expiration per period
Other Commercial Commitments	Total amounts committed	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$3,533	$3,187	$151	$—	$195
Performance bonds	36,550	18,319	18,231	—	—

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

Our quarterly net revenues, operating results and cash flows are volatile, may fluctuate significantly from quarter to quarter  and may be difficult to forecast, which may cause the market price of our Class B common stock to decline.

Our net revenues, operating results and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  Among other things, these factors include:

•               the number, size and scope of projects in which we are engaged;

•               demand for our services generated by strategic partnerships and certain prime contractors;

•               dependence on our technology partners;

•               the adequacy of provisions for losses, including provisions for accounts receivable and other receivables;

•               economic conditions in the vertical and geographic markets we serve;

•               the accuracy of estimated resources and costs required to complete our contracts;

•               the accuracy of estimated transaction volume and transaction dollars processed in computing transaction net revenues from our child support payment processing center operations and OPAY’s payment processing center operations;

•               costs incurred on projects before we have the right to invoice and ultimately collect cash from our clients;

•               our consultant utilization rates and the number of billable days in a particular quarter which may be significantly impacted by increased vacations and public holidays;

•               the seasonality of OPAY’s business, due primarily to the fact that the majority of federal and state personal income tax payments are made in March and April and real estate and personal property tax payments may be made annually or semi-annually in many jurisdictions;

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

•               variability of software license fee revenue in a particular quarter;

•               start-up costs incurred in connection with the initiation of large projects; and

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

As discussed in Note 5 to our Condensed Consolidated Financial Statements, we adopted SFAS 142 as of October 1, 2002.  This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.  In the fourth quarter of fiscal year 2003, we will perform our annual impairment test to determine if goodwill and other intangible assets associated with our segments are impaired.  This analysis may result in a non-cash impairment charge of up to approximately $74.1 million, which represents the balance of goodwill and other intangible assets at March 31, 2003.  The impairment charge, if any, would depend upon the estimated value of the business to which the goodwill and other intangible assets relate and the value of other assets and liabilities at that time.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

A continued decline in the current economic climate could adversely affect our net revenues and cash flows.

We continue to experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs under continuing uncertain economic and political conditions. We continue to see clients reduce or defer their expenditures or defer the start of work already contracted.  Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services.  If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our business.  From time to time, in responding to competitive pressures, we lower the prices of our products and services.  If we are unable to reduce our costs or improve operating efficiencies when we offer such lower prices, our net revenues and margins will be adversely affected.

OPAY’s net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments.  Income taxes are dependent on the amount of income earned by taxpaying citizens.  A continued decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce OPAY’s revenues from convenience fees.  In addition, continued decline in the economy may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers’ use of OPAY’s services.  If the economy continues to decline, our results of operations and cash flows could be adversely affected.

We depend on government agencies for a majority of our net revenues and the loss or decline of existing or future government agency funding would adversely affect our net revenues and cash flows.

For the six months ended March 31, 2003, approximately 90.6% of our net revenues were derived from services provided to government agencies, including convenience fees earned by OPAY with respect to payments made by citizens to government agencies.  These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause. In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows.  The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows.  Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

We rely on small numbers of projects, clients and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project would significantly reduce our net revenues and cash flows.  Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. For the six months ended March 31, 2003, CalPERS accounted for 10.1% of our net revenues.  Under our agreement with ACS, we currently perform services for three different state governments as a subcontractor to ACS.  For the six months ended March 31, 2003, work performed under these three subcontracts accounted for 8.7% of total net revenues.  The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period.  If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows. Many of our contracts with clients and prime contractors can be terminated at any time without cause.  In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows.  Many of our contracts with clients and prime contractors can be terminated at any time without cause.  Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances.  At March 31, 2003, unbilled receivables for two clients accounted for 54.5% and 16.6% of total unbilled receivables.  At March 31, 2003, total accounts receivable, including unbilled receivables, for these two clients accounted for 34.8% and 13.3%, respectively of total net accounts receivable, including unbilled receivables. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.

For the six months ended March 31, 2003, the IRS accounted for 26.7% of OPAY’s net revenues.  The existing contract with the IRS allows the IRS to terminate OPAY’s services at any time for any or no reason.  The loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, could result in a reduction in our net revenues and cash flows.

Because we sometimes work with third parties and/or use third party software in providing products and services to clients, our reputation, operating results and competitiveness could be adversely affected by those third parties.

We frequently join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third-party software or technology providers to jointly bid and perform engagements. Our ability to service some of our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. In these situations, we depend on the software, resources and technology of these third parties in order to perform work under the engagement. Actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could adversely impact a project, damage our reputation and adversely affect our ability to attract new business. In addition, the refusal or inability of these third parties to permit continued use of their software, services or technology by us, our inability to gain access to software that has been placed in escrow by third parties, or the discontinuance or termination by the client or prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services.  If we are unable to meet our contractual requirements with our clients, we could be subjected to claims by our clients.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive.

One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through March 31, 2003, we acquired 19 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

•     write-offs due to impairment of goodwill and other intangible assets and other charges against earnings;

•      assumption of unknown liabilities;

•                  the potentially dilutive issuance of our common stock, the use of significant amounts of cash or the incurrence of substantial amounts of debt; and

•     other unanticipated events or circumstances.

We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Without additional acquisitions, we are unlikely to maintain historical growth rates.

At the end of July 2002, we acquired OPAY, which has a history of losses.  Although OPAY initiated a restructuring plan in November 2001 designed to reduce certain operating expenses and we intend to further reduce operating expenses for OPAY as we integrate this acquisition and complete the restructuring, there can be no assurance that OPAY will attain profitability.

The use of credit cards to make payments to government agencies is still relatively new and evolving.  To date, OPAY’s business has consisted primarily of providing credit card payment options for the payment of balance due federal and state personal income taxes, real estate and personal property taxes and fines for traffic violations and parking citations.  Because OPAY has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPAY’s business model.  OPAY’s business model is based on consumers’ willingness to pay a convenience fee (in addition to their required government or other payment) for the use of OPAY’s credit card payment option.  Our success with respect to OPAY will depend on maintaining OPAY’s relationship with the IRS and on maintaining existing, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents.  There can be no assurances that we will be able to develop new OPAY relationships or maintain existing OPAY relationships, and the failure to do so could have a material and adverse effect on our business,  operating results and financial condition.  In addition, if consumers are not receptive to paying a convenience fee, if credit card associations change their rules and do not allow us to charge the convenience fees or, if credit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, demand for OPAY’s services may decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition.  Demand for OPAY’s services would also be adversely impacted by a decline in the use of the Internet.  Factors that could reduce the level of Internet usage or electronic commerce include the actual or perceived lack of security or privacy of information, traffic congestion or other Internet access delays, excessive governmental regulation, increases in access costs, or the unavailability of cost-effective high speed service.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. The failure by us, or by third parties on an engagement in which we are a subcontractor, to meet a client’s expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

OPAY’s electronic credit card payment services and our child support payment processing services  are designed to provide payment management functions and to limit our clients’ risk of fraud or loss in effecting transactions with their constituents.  As electronic services become more critical to our clients, we may be subjected to claims regarding our alleged liability for the processing of fraudulent or erroneous transactions.  In addition, defects or programming errors in the software we use could cause service interruptions.  Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and/or licensed from third parties.  Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released.  In addition, we may experience disruptions in service from third-party providers.  To the extent that defects or errors are undetected in the future and cannot be resolved satisfactorily or in a timely manner, our business could suffer.  If one or more claims were brought against us, even if unsuccessful, their defense would likely be time consuming, costly and potentially damaging to our reputation.  Any such liability or claim could have a material and adverse effect on our business, operating results and financial condition.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts.

Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or income tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the six months ended March 31, 2003, 35.1% of our net revenues were generated on a fixed price basis and 45.9% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

If we are unable to obtain adequate insurance coverage or sufficient performance bonds for any reason, our business will be adversely affected.

We maintain insurance to cover a variety of different business risks.  There can be no assurance that we can maintain the same scope and amount of insurance coverage on reasonable terms or obtain such insurance at all.  Our inability to renew policies or maintain the same level of coverage would adversely affect our business and increase our risk exposure.  Any claims against our policies may impact our ability to obtain such insurance on reasonable terms, if at all.

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

Any failure in a client’s system or failure to meet a material deliverable could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers, limitations of warranty,  limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. Any claim by a shareholder or derivative action brought by a shareholder could result in a material liability to us.  Our insurance, which includes coverage for errors or omissions and directors and officers liability, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

The software products we provide compete in markets that are rapidly changing and we must develop, acquire and introduce new products and technologies to grow our net revenues and remain competitive.

The markets for products we provide are characterized by rapid technological change, changes in client demands and evolving industry standards.  As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices.  We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance.  If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.  In addition, our ability to develop new products and product enhancements is dependant upon the products of other software vendors.  If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed.  Software products as complex as those we offer may contain undetected defects or errors when first introduced or as new versions are released.  Although we have not experienced significant adverse effects resulting from software errors, we cannot be certain that, despite testing by us and our clients, defects or errors will not be found in new products or enhancements after general release, resulting in loss of or delay in market acceptance, which could seriously harm our business.

We could suffer material losses if our systems or operations fail or are disrupted.

Any system failure, including network, software or hardware failure or operations disruptions, whether caused by us, a third party service provider, unauthorized intruders or hackers, computer viruses, natural disasters, power shortage, capacity constraints, health epidemics or terrorist attacks, could cause interruptions, delays in our business, loss of data or damage to our reputation.  Any systems failure in our OPAY business, particularly during income tax season, could have a material adverse impact on our reputation, results of operations and financial condition.  In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our child support transaction processing, could be suspended or interrupted, we could incur contractual penalties and our business could be harmed. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

If we fail to adapt our business to changes in economic or business conditions, our business may be adversely affected.

Personnel, facility and depreciation and amortization expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. We manage our personnel utilization rates by carefully monitoring our needs and anticipating personnel increases based on specific project requirements. To the extent net revenues do not increase at a rate commensurate with these additional expenses, our results of operations could be materially and adversely affected.  If we fail to align our operating expenses with prevailing economic or business conditions, our operating results and financial condition could be adversely affected.

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

Currently, OPAY’s government clients and credit card issuers provide a significant portion of the publicity for its services, without any charge to OPAY.  If these government clients or credit card issuers cease to publicize OPAY’s services, or decide to charge OPAY for this publicity, advertising costs will increase substantially, resulting in a material and adverse effect on our business, operating results and financial condition.   While OPAY endeavors in its agreements with its clients to require such clients to undertake such advertising activities, many of the clients and credit card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, OPAY’s clients may publicize other services, including those of its competitors.  For example, the IRS’s 2001 Form 1040 instruction booklet and Forms 1040ES and 4868 listed a competitor’s name before OPAY’s name in regard to providers of electronic credit card payment services, whereas in the 2002 forms (i.e., payments made in 2003), OPAY’s name was listed first.

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

Concentration of voting control could have the effect of delaying or preventing a change in control of us and  may affect the market price of our Class B common stock.  The voting power held by  Mr. James L. Bildner, our chief executive officer,  in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner, represented 34.6% of our total common stock voting power outstanding at March 31, 2003. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

Our issuance of preferred stock could make it difficult for another company to acquire us, thereby depressing the price of our Class B common stock.

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

Foreign currency exchange rate risk

We conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates.  Net revenues from United Kingdom operations represented 1.6% of our total net revenues for the six months ended March 31, 2003. Near-term changes in exchange rates may have a material impact on our future net revenues, earnings, fair values or cash flows.  We have not engaged in foreign currency hedging transactions during the six months ended March 31, 2003. There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at March 31, 2003, the fair value of the portfolio would decline by $2.0 million. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2003 (the “Evaluation Date”).  Based on the evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal controls since the Evaluation Date.  We are not aware of any significant change in any other factors that can significantly affect our internal controls subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 8, 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim is for not less than $700,000 plus interest, attorneys' fees and associated costs.  As of this filing, we had not evaluated the merits, if any, of the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were adopted by the margins indicated at Tier’s Annual Meeting of Shareholders held on January 22, 2003:

Voted For

Votes Withheld

Abstentions

Proposal

1. To elect a Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected or approved:
- James L. Bildner	23,979,358	910,024	—
- Charles W. Berger	24,422,796	466,586	—
- Samuel Cabot III (a)	15,598,522	490,860	—
- Ronald L. Rossetti (a)	15,950,222	139,160	—
- Morgan P. Guenther	24,750,222	139,160	—
- William C. VanFaasen	24,410,996	478,386	—

2. To ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending September 30, 2003	23,998,124	886,658	4,600

(a)   Class B Director

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
10.48	Letter Amendment to Employment Agreement by and between the Registrant and Michael Presto, dated January 3, 2003
10.49	Credit and Security Agreement as of January 29, 2003 by and between the Registrant and City National Bank.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: May 12, 2003

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

Dated: May 12, 2003	/s/ JAMES L. BILDNER

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

Dated: May 12, 2003	/s/ LAURA B. DEPOLE

Laura B. DePole
Chief Financial Officer