Form 10-Q
period 2003-06-30
TIER TECHNOLOGIES INC
filed 2003-08-01
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

(1) Yes ☒ No ☐

As of July 29, 2003, the number of shares outstanding of the Registrant’s Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant’s Class B Common Stock was 17,750,752.

TIER TECHNOLOGIES, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$37,148	$41,750
Short-term investments	9,119	18,571
Accounts receivable, net	35,906	32,686
Prepaid expenses and other current assets	7,781	7,908
Total current assets	89,954	100,915
Equipment and software, net	6,913	8,751
Notes and accrued interest receivable from related parties, less current portion	2,099	1,967
Goodwill and other acquired intangible assets, net	73,269	76,118
Long-term investments	22,725	11,906
Other assets	2,168	1,462
Total assets	$197,128	$201,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,507	$959
Accrued liabilities	8,774	11,184
Accrued subcontractor expenses	4,532	3,257
Accrued compensation and related liabilities	3,885	3,979
Purchase price payable and accrued contingent earnouts	—	3,387
Deferred income	3,002	3,231
Other current liabilities	2,345	2,226
Total current liabilities	24,045	28,223
Long-term debt, less current portion	227	288
Deferred taxes payable	4,458	4,458
Other liabilities.	1,061	1,129
Total liabilities	29,791	34,098

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	164,707	169,772
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(342)	(291)
Retained earnings (accumulated deficit)	4,745	(687)
Total shareholders’ equity	167,337	167,021
Total liabilities and shareholders’ equity	$197,128	$201,119

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$45,526	$26,330	$110,949	$71,404
Cost of revenues	32,677	15,930	74,770	42,751
Gross profit	12,849	10,400	36,179	28,653
Costs and expenses:
Selling and marketing	1,974	1,360	5,750	3,997
General and administrative	5,986	4,303	17,413	12,039
Other charges	260	—	260	—
Business combination integration	192	—	872	—
Depreciation and amortization	1,269	1,375	4,079	4,096
Income from continuing operations	3,168	3,362	7,805	8,521
Interest income (expense), net	263	472	956	1,103
Income from continuing operations before income taxes	3,431	3,834	8,761	9,624
Provision for income taxes	1,304	1,419	3,329	3,561
Income from continuing operations, net of income taxes	2,127	2,415	5,432	6,063
Discontinued operations:
Loss from operations of discontinued operation, net of income taxes	—	—	—	(1,273)
Loss on disposal of discontinued operation (including provision of $719 for operating loss during disposal period), net of income taxes	—	—	—	(15,085)
Loss from discontinued operation, net of income taxes	—	—	—	(16,358)
Net income (loss)	$2,127	$2,415	$5,432	$(10,295)

Income from continuing operations, net of income taxes:
Per basic share	$0.11	$0.13	$0.29	$0.36
Per diluted share	$0.11	$0.12	$0.28	$0.34

Loss from discontinued operation, net of income taxes:
Per basic share	$—	$—	$—	$(0.98)
Per diluted share	$—	$—	$—	$(0.91)

Net income (loss):
Per basic share	$0.11	$0.13	$0.29	$(0.62)
Per diluted share	$0.11	$0.12	$0.28	$(0.57)

Shares used in computing basic income (loss) per share	18,600	18,386	18,829	16,705
Shares used in computing diluted income (loss) per share	18,821	19,367	19,343	17,944

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2003	2002
Operating activities
Income from continuing operations, net of income taxes	$5,432	$6,063
Adjustments to reconcile income from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Depreciation and amortization	5,879	5,800
Provision for doubtful accounts	185	357
Tax benefit of stock options exercised	200	4,293
Forgiveness of notes receivable from employees	40	47
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(3,983)	(2,194)
Prepaid expenses and other assets	19	(1,352)
Accounts payable and accrued liabilities	(393)	(554)
Deferred income	(219)	(904)
Net cash from continuing operations provided by operating activities	7,160	11,556

Investing activities
Purchase of equipment and software	(1,417)	(1,938)
Notes and accrued interest receivable from related parties	(201)	(272)
Repayments on notes and accrued interest receivable from related parties	15	398
Business combinations, net of cash acquired	(3,016)	(12,554)
Restricted cash	—	(4,071)
Purchases of available-for-sale securities	(24,803)	(46,205)
Sales of available-for-sale securities	5,989	—
Maturities of available-for-sale securities	17,431	10,443
Other assets	—	(225)
Net cash from continuing operations used in investing activities	(6,002)	(54,424)

Financing activities
Repayments under bank lines of credit	—	(7,500)
Net proceeds from issuance of Class A and Class B common stock	1,400	85,943
Repurchase of Class B common stock	(6,665)	—
Payments on capital lease obligations and other financing arrangements	(412)	(1,173)
Net cash from continuing operations provided by (used in) financing activities	(5,677)	77,270
Effect of exchange rate changes on cash	(83)	(80)
Net cash provided by (used in) continuing operations	(4,602)	34,322
Net cash used in discontinued operation	—	(1,471)
Net increase (decrease) in cash and cash equivalents	(4,602)	32,851
Cash and cash equivalents at beginning of period	41,750	13,174
Cash and cash equivalents at end of period	$37,148	$46,025

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$44	$267
Income taxes paid (refunded), net	$2,680	$1,167

Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$68	$1,692
Assumed liabilities related to business combinations	$—	$2,951
Class B common stock issued in business combinations	$—	$2,604
Conversion of Class A common stock to Class B common stock	$—	$98

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (‘‘Tier’’ or the ‘‘Company’’) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Form 10-K filed on December 11, 2002 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed since the date of the Company’s last Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2003 or any future period, and the Company makes no representations related thereto.

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

NOTE 2—REVENUE RECOGNITION

The Company derives net revenues from transaction processing services, software development services, software license and maintenance fees,  IT consulting and  professional consulting.  The Company generally bills clients on a per-transaction basis, a fixed price basis or a time and materials basis.  Net revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  Net revenues pursuant to professional consulting services under fixed-fee contracts and time and materials contracts are generally recognized as services are performed and, if applicable, acceptance is obtained from clients. Net revenues pursuant to software development fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated project costs). Net revenues from software licenses that do not include significant implementation or customization services are recognized upon delivery when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undeliverable elements of the arrangement. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Most of the Company’s contracts are terminable by the client following limited notice and without significant penalty to the client. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse impact on the Company’s business, financial condition and results of operations.  For the three and nine months ended June 30, 2003, revenue from one client totaled approximately $12,246,000 and $15,637,000, respectively, which represented 26.9% and 14.1%, respectively, of total net revenues. For the three months ended June 30, 2002, revenue from one client totaled approximately $3,263,000, which represented 12.4% of total net revenues.  For the nine months ended June 30, 2002, revenues from two clients totaled approximately $10,590,000 and $7,345,000, which represented 14.8% and 10.3%, respectively, of total net revenues.

Unbilled receivables arise on a contract when the cumulative net revenue recognized exceeds the cumulative amount billed in accordance with the contractual billing terms. Unbilled receivables were $20,659,000 and $16,475,000 at June 30, 2003 and September 30, 2002, respectively, of which approximately $20,158,000 and $15,258,000, respectively, related to contracts with governmental agencies. Unbilled receivables for three clients accounted for 62.1%, 14.5% and 6.9%, respectively, of total unbilled receivables at June 30, 2003. Total accounts receivable, including unbilled receivables, for these three clients accounted for 38.3%, 12.8% and 10.2%, respectively, of total net accounts receivable, including unbilled receivables, at June 30, 2003. Unbilled receivables for two clients accounted for 40.2% and 25.4%, respectively, of total unbilled receivables at September 30, 2002. Total accounts receivable, including unbilled receivables, for these two clients accounted for 20.0% and 18.2%, respectively, of total net accounts receivable, including unbilled receivables,  at September 30, 2002.  Also included in accounts receivable and other assets at June 30, 2003 was approximately $1,413,000, which represented balances billed but not paid by customers under retainage provisions in the contracts, of which approximately $433,000 is expected to be collected within one year, $423,000 is expected to be collected within two years and $557,000 is expected to be collected within three years.  Included in accounts receivable and other assets at September 30, 2002 was approximately $925,000 of retainages, of which approximately $529,000 is expected to be collected within one year and $396,000 is expected to be collected within two years.

Net revenues derived from sales to governmental agencies, including convenience fees earned by the Company’s subsidiary, Official Payments Corporation (“OPAY”), on payments made by citizens to government agencies, were approximately $101,974,000 and $57,021,000 for the nine months ended June 30, 2003 and 2002, respectively.

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

Included in long-term investments at June 30, 2003 and September 30, 2002 is approximately $7,706,000 that is pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through May 2005.

NOTE 4—BANK LINES OF CREDIT

At June 30, 2003, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of January 31, 2005.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets.  Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at the Company’s option, and is payable monthly.  As of June 30, 2003, there were no outstanding borrowings or standby letters of credit.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 2003, the Company was in compliance with all financial ratios.

At June 30, 2003, the Company also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004.  Principal payments must be made in 36 equal monthly payments commencing February 29, 2004.  This credit facility has a maturity date of January 31, 2007.  Interest is based on either the LIBOR rate plus 2.75% or the lender’s announced prime rate plus 0.5%, at the Company’s option and is payable monthly.  As of June 30, 2003, the Company had no borrowings under this line of credit.

In addition to the credit facilities noted above, the Company had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in the Company’s long-term investment portfolio at June 30, 2003.  Also, OPAY had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

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

The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations.  In the fourth quarter of fiscal year 2003, the Company will perform its annual impairment test to determine if goodwill associated with our segments is impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Goodwill and other acquired intangible assets, net, consisted of the following at June 30, 2003 and September 30, 2002:

	June 30, 2003	September 30, 2002
	(in thousands)
Client relationships	$24,400	$24,400
Trademarks	3,200	3,200
Technology	740	740
Acquired contracts	500	500
Non-compete agreements	150	150
Total accumulated amortization	(3,317)	(789)
Other acquired intangible assets, net	25,673	28,201
Goodwill	47,596	47,917
Total	$73,269	$76,118

The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows (in thousands):

	U.S. Commercial Services	U.S. Government Services	Official Payments	United Kingdom Operations	Total
Balance as of September 30, 2002	$17,924	$15,110	$14,845	$38	$47,917
Goodwill activity	—	(215)	(106)	—	(321)
Balance as of June 30, 2003	$17,924	$14,895	$14,739	$38	$47,596

Had the Company been accounting for goodwill under SFAS 142 for the three and nine months ended June 30, 2002, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
	(in thousands, except per share data)

Reported net income (loss)	$2,415	$(10,295)
Add back goodwill amortization, net of tax	571	1,715
Adjusted net income (loss)	$2,986	$(8,580)

Net income (loss) per basic share:
As reported	$0.13	$(0.62)
Goodwill amortization, net of tax	0.03	0.10
Adjusted net income (loss) per basic share	$0.16	$(0.52)

Net income (loss) per diluted share:
As reported	$0.12	$(0.57)
Goodwill amortization, net of tax	0.03	0.09
Adjusted net income (loss) per diluted share	$0.15	$(0.48)

NOTE 6 — SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

During the nine months ended June 30, 2003, the Company repurchased 568,000 shares of Class B common stock at a total cost of approximately $6.7 million.  These repurchases were made under the common stock repurchase program authorized by the Board of Directors.  Of the 2.0 million shares authorized for repurchase under this program, a total of approximately 884,000 shares have been repurchased as of June 30, 2003, at a total cost of approximately $8.7 million.

Pro Forma Impact of Employee Stock Options

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$2,127	$2,415	$5,432	$(10,295)
Deduct: Pro forma employee compensation cost related to stock options, net of tax	(596)	(672)	(2,193)	(2,386)
Pro forma net income (loss)	$1,531	$1,743	$3,239	$(12,681)

Net income (loss) per basic share:
As reported	$0.11	$0.13	$0.29	$(0.62)
Pro forma	$0.08	$0.09	$0.17	$(0.76)

Net income (loss) per diluted share:
As reported	$0.11	$0.12	$0.28	$(0.57)
Pro forma	$0.08	$0.09	$0.17	$(0.71)

NOTE 7 —  COMMITMENTS AND CONTINGENCIES

In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim is for an amount not less than $700,000 plus interest, attorneys’ fees and associated costs.  As of the date of this report, we have not evaluated the merits, if any, of the claim.

In June 2003, the Company announced that it had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice, Antitrust Division.  The Company is cooperating fully with the subpoena.  Other charges reported on the condensed consolidated statements of operations consist primarily of legal expenses incurred in complying with the grand jury subpoena.

NOTE 8 — NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$2,127	$2,415	$5,432	$6,063
Loss from discontinued operation, net of income taxes	—	—	—	(16,358)
Net income (loss)	$2,127	$2,415	$5,432	$(10,295)
Denominator for basic income (loss) per share-weighted average common shares outstanding	18,600	18,386	18,829	16,705
Effects of dilutive securities:
Common stock options	221	954	514	1,198
Contingently issuable shares	—	27	—	41
Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	18,821	19,367	19,343	17,944
Income from continuing operations, net of income taxes:
Per basic share	$0.11	$0.13	$0.29	$0.36
Per diluted share	$0.11	$0.12	$0.28	$0.34
Loss from discontinued operation, net of income taxes:
Per basic share	$—	$—	$—	$(0.98)
Per diluted share	$—	$—	$—	$(0.91)
Net income (loss):
Per basic share	$0.11	$0.13	$0.29	$(0.62)
Per diluted share	$0.11	$0.12	$0.28	$(0.57)

For the three and nine months ended June 30, 2003, options to purchase approximately 1,801,000 and 1,331,000 shares of Class B common stock, respectively, at prices ranging from $8.53 to $20.70 per share and $13.75 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the shares for these periods.  For the three and nine months ended June 30, 2002, options to purchase approximately 375,000 and 198,000 shares of Class B common stock, respectively, at prices ranging from $17.00 to $20.70 per share and $17.75 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the shares for this period.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss)	$2,127	$2,415	$5,432	$(10,295)
Net change in unrealized gain on available-for-sale investments	(33)	106	(17)	106
Foreign currency translation adjustments	102	112	(34)	955
Comprehensive income (loss)	$2,196	$2,633	$5,381	$(9,234)

NOTE 10—SEGMENT INFORMATION

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

	U.S. Commercial Services	U.S. Government Services	Official Payments	United Kingdom Operations	Total
	(in thousands)
Three Months Ended June 30, 2003:
Net revenues	$2,490	$24,494	$18,225	$317	$45,526
Gross profit	962	7,602	4,153	132	12,849

Three Months Ended June 30, 2002:
Net revenues	$3,811	$21,978	$—	$541	$26,330
Gross Profit	1,798	8,472	—	130	10,400

Nine Months Ended June 30, 2003:
Net revenues	$7,600	$71,048	$30,927	$1,374	$110,949
Gross profit	3,251	24,007	8,362	559	36,179

Nine Months Ended June 30, 2002:
Net revenues	$13,378	$56,165	$—	$1,861	$71,404
Gross profit	6,425	21,665	—	563	28,653

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under the guarantees it has issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. These disclosure provisions require a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements which the Company is currently required to disclose in accordance with FIN 45.

The Company has various agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.  Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights.  Payment by the Company under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular contract.  Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.  It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement.  Historically, payments made by the Company under these agreements have not been material.  As of June 30, 2003, management was not aware of any indemnification agreements that would require material payments.

As disclosed in Note 8 to the consolidated financial statements for the fiscal year ended September 30, 2002, the Company may be required to make contingent payments related to the achievement of future performance targets by certain acquisitions.  As of June 30, 2003, contingent payments of approximately $8.2 million may be made over the next 23 months upon the achievement of certain performance targets.  These amounts are not included in liabilities at June 30, 2003.  If it is determined that these contingent payments are earned in the future, the Company will record the liability at that time.

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

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21:  “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company has decided not to elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  The adoption of Issue 00-21 is not anticipated to have a material impact on the Company’s operating results.

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

Overview

We are a vertically focused provider of end-to-end business solutions to public sector, national and multinational clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge in four primary vertical markets—government, healthcare, insurance and utilities. We focus on markets that are driven by forces that create demand for our services and are anticipated to provide us with recurring long-term revenue streams. Our net revenues increased to $110.9 million in the nine months ended June 30, 2003 from $71.4 million in the nine months ended June 30, 2002. A significant portion of our net revenue is derived from sales to government agencies. For the nine months ended June 30, 2003, approximately 91.9% of our net revenues were derived from sales to government agencies, including convenience fees earned by the Company’s subsidiary, Official Payments Corporation (“OPAY”), on payments made by citizens to government agencies, as compared to 79.9% for the nine months ended June 30, 2002.  In addition, we have a teaming agreement with ACS State and Local Solutions, Inc. (“ACS”) pursuant to which we jointly pursue child support payment processing contracts and currently perform services for three state governments as a subcontractor to ACS.  For the nine months ended June 30, 2003, work performed under these three subcontracts accounted for 8.3% of total net revenues.  Our workforce, composed of employees, independent contractors and subcontractors, increased to 804 on June 30, 2003 from 763 on June 30, 2002, excluding our Australian discontinued operation

We derive net revenues primarily from transaction processing services, software development services, software license and maintenance fees, IT consulting and professional consulting.  We bill clients on a per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize fixed price net revenues for software development, implementation, and customization using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. We recognize time and materials net revenues and professional consulting services under fixed fee arrangements as we perform services and incur expenses and, if applicable, obtain acceptance from our clients. We recognize revenues from software maintenance contracts ratably over the term of the contract, typically one year. The percentage of our net revenues generated on a fixed price basis was 30.8% for the nine months ended June 30, 2003 and 48.1% for the nine months ended June 30, 2002. The percentage of our net revenues generated on a per-transaction basis was 52.3% for the nine months ended June 30, 2003 and 31.8% for the nine months ended June 30, 2002.  We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant.  Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected.  Unsatisfactory performance of services or proprietary software, or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, a claim against a performance bond posted by us, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the nine months ended June 30, 2003, the Internal Revenue Service accounted for 14.1% of our net revenues.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

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

From December 1996 through June 30, 2003, we made 19 acquisitions for a total cost of approximately $140.6 million using cash, shares of Class B common stock and debt. We also incurred $3.1 million in cumulative compensation charges related to business combinations and $1.2 million in cumulative business combination integration charges resulting from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.  Business combination integration costs are comprised of transitional salaries and benefits, travel, consulting and allocated facility costs related to the acquisition of OPAY and are expensed as incurred.  These acquisitions helped us to expand our operations, to broaden our client base, delivery offerings and technical expertise and to supplement our human resources.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by United States Department of Justice, Antitrust Division.  We continue to cooperate fully with the investigation. Due to the preliminary nature of the government’s inquiry, we are not able to assess its impact on our financial condition or results of operations. Any proceedings that may be brought against us, even if we are ultimately successful in defending ourselves, could have a material adverse effect on our business. Over the near term, we anticipate that we will incur additional expenses as we undertake to comply with the subpoena.

International operations, primarily from European contracts, accounted for 1.2% of our net revenues for the nine months ended June 30, 2003 and 2.6% of our net revenues for the nine months ended June 30, 2002, excluding our Australian discontinued operation.  We believe that the percentage of total net revenues attributable to international operations will be insignificant due to the sale of substantially all of the assets of our Australian operation in September 2002. International operations subject us to foreign currency translation adjustments and transaction gains and losses for amounts denominated in foreign currencies.

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

Revenue Recognition.  Certain judgments affect the application of our revenue recognition policy.   Net revenues from transaction-based contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our clients’ contracts based on estimated future costs and the estimate of transaction volume over the life of the contract.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting gross profit.  Net revenues from fixed price software development, implementation and customization contracts are generally recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated based on historical experience.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  Net revenues from professional consulting services under fixed price contracts are recognized as services are provided and accepted by our clients, if applicable.  Any significant difference between the timing of revenues recognized and costs incurred has a significant impact on the gross profit.  For OPAY’s electronic credit card payment transactions, we estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. The amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

As of June 30, 2003, one client accounted for 62.1%, or $12.8 million, of total unbilled receivables.  We are in negotiation with the client to obtain a contract change order that we believe we need to be able to invoice the client for the unbilled receivable amount and to complete the original contract.  As of June 30, 2003, we also had recorded $532,000 of costs associated with the change order in other current assets. Should all negotiation options fail to reach an amicable solution, we might not be able to collect up to the entire unbilled receivable amount which could have a material adverse impact on our financial condition and results of operations.  During the three and nine months ended June 30, 2003, approximately 6.2% and 8.5% of our net revenues were derived from this client.  We are in negotiation with the client to reach an amicable solution, but should this contract be terminated by the client, the loss of additional revenues from this project would have a material adverse impact on the results of our operations.

We are currently pursuing further legal action against a former client against which we have received court judgments.  The total outstanding receivable is approximately $709,000.  We believe we have adequate reserves against this balance.  However, if we are unsuccessful in collecting on these judgments, the write-off of this receivable could have a material adverse impact on our results of operations.

Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life.  We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead are reviewed at least annually for impairment.  During the quarter ended December 31, 2002, we completed the initial impairment test and the results did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our Class B common stock does not sufficiently improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.  In the fourth quarter of fiscal year 2003, we will perform our annual impairment test to determine if goodwill associated with our segments is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.

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

Results of Operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.8	60.5	67.4	59.9
Gross profit	28.2	39.5	32.6	40.1
Costs and expenses:
Selling and marketing	4.3	5.2	5.2	5.6
General and administrative	13.1	16.3	15.7	16.9
Other charges	0.6	—	0.2	—
Business combination integration	0.4	—	0.8	—
Depreciation and amortization	2.8	5.2	3.7	5.7
Income from continuing operations	7.0	12.8	7.0	11.9
Interest income (expense), net	0.6	1.8	0.9	1.6
Income from continuing operations before income taxes	7.6	14.6	7.9	13.5
Provision for income taxes	2.9	5.4	3.0	5.0
Income from continuing operations, net of income taxes	4.7%	9.2%	4.9%	8.5%

Three Months Ended June 30, 2003 and June 30, 2002

Net Revenues.  We generate net revenues primarily by providing transaction processing services, software development services and professional consulting on client engagements and from software license and maintenance fees. For OPAY’s electronic credit card payment transactions, we estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. Net revenues increased 72.9% to $45.5 million for the three months ended June 30, 2003 from $26.3 million in the three months ended June 30, 2002. This increase resulted primarily from net revenues of approximately $18.2 million attributable to OPAY, which we acquired in late July 2002, and an increase in U.S. Government Services net revenues of approximately $2.5 million, partially offset by a decrease in U.S. Commercial Services net revenues of approximately $1.3 million.  The increase in net revenues from U.S. Government Services operations resulted primarily from the new public pension software systems projects and new child support payment processing contracts under our agreement with ACS. The decrease in net revenues from U.S. Commercial Services operations resulted primarily from the completion of several large projects in prior periods, reduced net revenues in the current year from a large commercial customer and the reduction in corporate IT spending resulting from the general weakness in the U.S. Commercial Services sector.

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

Gross Profit.   Gross profit represents net revenues less cost of revenues.  Cost of revenues consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, credit card discount fees, out-of-pocket expenses, employee benefits, payroll taxes, travel-related expenditures, amortization of certain intellectual property and costs of project-related equipment, hardware or software purchases. For state child support payment processing center operations, cost of revenues also includes facility, depreciation and amortization expenses and direct overhead costs.  Cost of revenues includes $607,000 of depreciation and amortization for the three months ended June 30, 2003 and $600,000 for the months ended June 30, 2002.  Gross profit increased 23.5% to $12.8 million for the three months ended June 30, 2003 from $10.4 million for the three months ended June 30, 2002. Gross profit margin decreased to 28.2% for the three months ended June 30, 2003 from 39.5% for the three months ended June 30, 2002. The decrease in the gross profit margin resulted primarily from the addition of OPAY’s net revenues in the current fiscal year and an increase in net revenues from U.S. Government operations, both of which historically have had lower gross profit margins than our average gross profit margin, and a decrease in the percentage of our net revenues derived from U.S. Commercial Services operations, which has historically had higher gross profit margins than our average gross profit margin.  Additionally, the gross profit margin was negatively affected by unexpected project costs on a large systems integration project.  Our gross profit margin has also decreased due to lower gross profit margins on contracts where we are a subcontractor or where we have an increased use of subcontractors for services or technology.

Selling and Marketing.   Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 45.1% to $2.0 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002.  As a percentage of net revenues, selling and marketing expenses decreased to 4.3% for the three months ended June 30, 2003 from 5.2% for the three months ended June 30, 2002.  The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of OPAY’s sales and marketing costs in the current fiscal year.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as seasonal advertising and marketing expense for OPAY during the April 15th tax season and increased FICA tax expense at the beginning of a new calendar year. We expect selling and marketing expenses in the fourth quarter to decrease slightly from the third quarter.

General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPAY’s engineering, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 39.1% to $6.0 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 30, 2002. As a percentage of net revenues, general and administrative expenses decreased to 13.1% for the three months ended June 30, 2003 from 16.3% for the three months ended June 30, 2002. The increase in general and administrative expenses in total dollars was primarily attributable to the addition of OPAY’s general and administrative costs in the current fiscal year. General and administrative expenses include compensation charges related to business combinations of approximately $167,000 for the three months ended June 30, 2003 resulting from contingent payments earned in accordance with the acquisition agreement for Chayet Communications Group, Inc. (“Chayet”).  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2003 as we will have a full year of general and administrative expenses from the OPAY and Government Solutions Center (“GSC”) operations, as well as increased business insurance costs, increased employee benefit costs, increased rent expense due to expansion of our facilities and anticipated costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Other Charges.  Other charges consist primarily of legal expenses incurred in complying with the grand jury subpoena announced in June 2003.  Other charges were $260,000 for the three months ended June 30, 2003, which represented 0.6% of net revenues.  We expect to incur additional expenses in future quarters to comply with the subpoena.

Business Combination Integration.  Business combination integration costs consist of expenses attributable to employees and consultants of OPAY who were retained on a short-term basis following our acquisition of OPAY, solely for the purpose of providing training and completing other transition tasks in connection with the integration of OPAY into our operations. These costs consist of compensation, employee benefits, travel, consulting and allocated facilities costs and are expensed in the period in which they are incurred.  Business combination integration costs were $192,000 for the three months ended June 30, 2003 which was 0.4% of net revenues and consisted primarily of compensation, benefits and consulting costs.  We expect business combination integration costs attributable to OPAY to decrease in the fourth quarter.

Depreciation and Amortization.   Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and improvements and amortization of intangible assets resulting from acquisitions and intellectual property not directly attributable to client projects.  Project-related depreciation and amortization is included in cost of revenues.  Depreciation and amortization was $1.3 million for the three months ended June 30, 2003 and $1.4 million for the three months ended June 30, 2002. As a percentage of net revenues, depreciation and amortization decreased to 2.8% for the three months ended June 30, 2003 from 5.2% for the three months ended June 30, 2002.  The decrease in amortization expense resulting from the adoption of SFAS 142 was offset by increased amortization of acquired intangibles from the OPAY acquisition.

Interest Income  (Expense), Net.   Net interest income decreased 44.3% to $263,000 for the three months ended June 30, 2003 compared to net interest income of $472,000 for the three months ended June 30, 2002.  This decrease was primarily attributable to interest earned on a lower average investment balance and lower investment yields.

Provision for Income Taxes.  The provision for income taxes was $1.3 million for the three months ended June 30, 2003 and $1.4 million for the three months ended June 30, 2002.  Our effective tax rate was 38.0% for the three months ended June 30, 2003 and 37.0% for the three months ended June 30, 2002.  The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, the amount of tax exempt interest income generated during the year, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Nine Months Ended June 30, 2003 and June 30, 2002

Net Revenues.   Net revenues increased 55.4% to $110.9 million for the nine months ended June 30, 2003 from $71.4 million in the nine months ended June 30, 2002.  This increase resulted primarily from net revenues attributable to the acquisition of OPAY of approximately $30.9 million and an increase in U.S. Government operations of approximately $14.9 million, partially offset by a decrease in U.S. Commercial Services net revenues of approximately $5.8 million.  The increase in net revenues from U.S. Government Services operations resulted primarily from the new public pension software systems projects, new child support payment processing contracts under the ACS teaming agreement and the acquisition of certain assets of GSC.  The decrease in net revenues from U.S. Commercial Services operations resulted primarily from the completion of several large projects in the prior year, reduced net revenues in the current year from a large commercial customer and the reduction in corporate IT spending resulting from the general weakness in the U.S. Commercial Services sector.

Gross Profit.   Gross profit increased 26.3% to $36.2 million for the nine months ended June 30, 2003 from $28.7 million in the nine months ended June 30, 2002. The gross profit margin decreased to 32.6% for the nine months ended June 30, 2003 from 40.1% in the nine months ended June 30, 2002.  The decrease in gross margin was primarily attributable to the addition of OPAY’s net revenues in the current fiscal year period and an increase in net revenues from U.S. Government Services operations, both of which historically have had lower gross profit margins than our average, and a decrease in net revenues derived from U.S. Commercial Services operations, which have historically had higher gross profit margins than our average. Cost of revenues includes $1.8 million of depreciation and amortization for the nine months ended June 30, 2003 and $1.7 million for the nine months ended June 30, 2002.

Selling and Marketing.   Selling and marketing expenses increased 43.9% to $5.8 million for the nine months ended June 30, 2003 from $4.0 million in the nine months ended June 30, 2002. As a percentage of net revenues, selling and marketing expenses decreased to 5.2% for the nine months ended June 30, 2003 from 5.6% in the nine months ended June 30, 2002.  The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of OPAY’s sales and marketing costs in the current fiscal year period.

General and Administrative.   General and administrative expenses increased 44.6% to $17.4 million for the nine months ended June 30, 2003 from $12.0 million in the nine months ended June 30, 2002. As a percentage of net revenues, general and administrative expenses decreased to 15.7% for the nine months ended June 30, 2003 from 16.9% in the nine months ended June 30, 2002.  General and administrative expenses include compensation charges related to business combinations of approximately $167,000 for the nine months ended June 30, 2003 resulting from contingent payments earned in accordance with the acquisition agreement for Chayet.  The increase in general and administrative expenses in total dollars was primarily attributable to the acquisitions of OPAY and GSC, as well as increases in business insurance costs, increased employee benefit costs and increased rent expense due to the expansion of our facilities.

Other Charges.   Other charges were $260,000 for the nine months ended June 30, 2003, which represented 0.2% of net revenues.  We expect to incur additional expenses in future quarters to comply with the subpoena.

Business Combination Integration.  Business combination integration costs were approximately $872,000 for the nine months ended June 30, 2003, which was 0.8% of net revenues.

Depreciation and Amortization.   Depreciation and amortization was $4.1 million for the nine months ended June 30, 2003 and 2002. As a percentage of net revenues, depreciation and amortization decreased to 3.7% for the nine months ended June 30, 2003 from 5.7% in the nine months ended June 30, 2002.  The decrease in amortization resulting from the adoption of SFAS 142 was offset by increased amortization of other intangible assets acquired in the OPAY and GSC acquisitions.

Interest Income (Expense), Net.   We had net interest income of $956,000 for the nine months ended June 30, 2003 compared to net interest income of $1.1 million for the nine months ended June 30, 2002.  This decrease was primarily attributable to interest earned on lower average investment balances and lower investment yields.

Provision for Income Taxes.   Provision for income taxes decreased 6.5% to $3.3 million for the nine months ended June 30, 2003 from $3.6 million in the nine months ended June 30, 2002.  For the nine months ended June 30, 2003, our effective tax rate was 38.0% and for the nine months ended June 30, 2002, our effective tax rate was 37.0%. The future tax rate may vary due to a variety of factors, including, but not limited to, the amount of tax exempt interest income generated during the year, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.  We will continue to closely monitor our effective tax rate on a quarterly basis.

Discontinued operation.  The loss from operations of discontinued operation represents the historical operating losses incurred by our Australian operation. The loss from operations of discontinued operation was $1.3 million for the nine months ended June 30, 2002.  The loss on disposal of discontinued operation represented the estimated loss on the disposal of our Australian operations and the estimated future operating losses through the disposal period. The loss on disposal of discontinued operation was $15.1 million for the nine months ended June 30, 2002.

Liquidity and Capital Resources

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets.  The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees and the incurrence of additional debt.  The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of June 30, 2003, we were in compliance with the covenants of the credit facility. There were no outstanding borrowings or standby letters of credit under this facility as of June 30, 2003.

At June 30, 2003, we also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004.  Principal payments must be made in 36 equal monthly payments commencing February 29, 2004.  This credit facility has a maturity date of January 31, 2007.  Interest is based on either the LIBOR rate plus 2.75% or the lender’s announced prime rate plus 0.5%, at our option and is payable monthly.  As of June 30, 2003, we had no borrowings under this line of credit.

In addition to the credit facilities mentioned above, we had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in our long-term investment portfolio at June 30, 2003.  Furthermore, our subsidiary, OPAY, had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

During the nine months ended June 30, 2003, we repurchased 568,000 shares of Class B common stock at a total cost of approximately $6.7 million under the stock repurchase program authorized by our Board of Directors in October 1998.  These purchases were funded through current holdings of cash and investments.  In April 2003, the Board increased the number of shares authorized for repurchase to a total of 2.0 million shares.  Of the 2.0 million shares authorized for repurchase under this program, a total of approximately 884,000 shares have been repurchased as of June 30, 2003. The timing and volume of our future purchases under this program will depend on market conditions.

Net cash from continuing operations provided by operating activities was $7.2 million in the nine months ended June 30, 2003 as compared to $11.6 million in the nine months ended June 30, 2002.  The decrease in net cash from continuing operations provided by operating activities is largely attributable to the increase in unbilled receivables balance resulting from work performed on contracts with milestone based billings and payments of OPAY restructuring liabilities in the current year.

Net cash from continuing operations used in investing activities was $6.0 million in the nine months ended June 30, 2003 as compared to $54.4 million in the nine months ended June 30, 2002. The net cash from continuing operations used in investing activities for the nine months ended June 30, 2003 was primarily attributable to contingent earnout payments related to business combinations, net purchases of securities available for sale and capital expenditures.   The net cash from continuing operations used in investing activities for the nine months ended June 30, 2002 was primarily attributable to increased net investments in marketable securities resulting from the investment of the proceeds of our follow-on stock offering, payments related to business combinations and capital expenditures.

Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $1.5 million in the nine months ended June 30, 2003 and $3.6 million in the nine months ended June 30, 2002.  We anticipate that in fiscal year 2003, our capital expenditures will be less than in fiscal year 2002 and relate to, among other things, purchases of computer equipment to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment or expansion of child support payment processing and OPAY transaction processing centers.

Net cash from continuing operations used in financing activities totaled $5.7 million in the nine months ended June 30, 2003 as compared to net cash from continuing operations provided by financing activities of $77.3 million in the nine months ended June 30, 2002.  The net cash from continuing operations used in financing activities for the nine months ended June 30, 2003 resulted primarily from the repurchase of Class B common stock under our stock repurchase program.  The net cash from continuing operations provided by financing activities for the nine months ended June 30, 2002 resulted primarily from the proceeds of our follow-on stock offering and the exercise of employee stock options.

As of June 30, 2003, one client accounted for 62.1%, or $12.8 million, of total unbilled receivables.  We are in negotiation with the client to obtain a contract change order that we believe we need to be able to invoice the client for the unbilled receivable amount and to complete the original contract.  As of June 30, 2003, we also had recorded $532,000 of costs associated with the change order in other current assets. Should all negotiation options fail to reach an amicable solution, we might not be able to collect up to the entire unbilled receivable amount which could have a material adverse impact on our financial condition and results of operations.  During the three and nine months ended June 30, 2003, approximately 6.2% and 8.5% of our net revenues were derived from this client.  We are in negotiation with the client to reach an amicable solution, but should this contract be terminated by the client, the loss of additional revenues from this project would have a material adverse impact on the results of our operations.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

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

Disclosures About Contractual Obligations And Commercial Commitments as of June 30, 2003

As of June 30, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Debt, including interest	$477	$223	$236	$18	$—
Operating leases	11,101	3,884	4,927	2,241	49
Restructuring liability	1,555	720	701	134	—

	Amount of commitment expiration per period
Other Commercial Commitments	Total amounts committed	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$3,484	$3,000	$289	$—	$195
Performance bonds	36,550	29,819	6,731	—	—

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21:  “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We have decided not to elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  The adoption of Issue 00-21 is not anticipated to have a material impact on our operating results.

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

•                  the accuracy of estimated resources and costs required to complete our fixed price contracts;

•                  dependence on our technology partners;

•                  the adequacy of provisions for losses, including provisions for accounts receivable, unbilled receivables and other receivables;

•                  economic conditions in the vertical and geographic markets we serve;

•                  demand for our services generated by strategic partnerships and certain prime contractors;

•                  revenues recognized and costs incurred on projects before we have the right to invoice and ultimately collect cash from our clients;

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

•                  legal expenses incurred in complying with the grand jury subpoena;

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

As discussed in Note 5 to our Condensed Consolidated Financial Statements, we adopted SFAS 142 as of October 1, 2002.  This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our Class B common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.   In the fourth quarter of fiscal year 2003, we will perform our annual impairment test to determine if goodwill associated with our segments is impaired. This analysis may result in a non-cash impairment charge of up to approximately $47.6 million, which represents the balance of goodwill at June 30, 2003.  The impairment charge, if any, would depend on the estimated value of the business units to which the goodwill relates and the value of other assets and liabilities at that time.  In addition, other acquired intangible assets are tested for impairment as a result of an event or circumstance that may indicate the carrying value of other acquired intangible assets may not be recoverable.  If we were required to test other acquired intangible assets for impairment, this may result in an additional non-cash impairment charge of up to $25.7 million, which represents the net balance of other acquired intangible assets at June 30, 2003.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

OPAY’s net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments.  Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates.  A continued decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce OPAY’s revenues from convenience fees.  A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may reduce OPAY’s revenues from convenience fees. In addition, continued decline in the economy may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers’ use of OPAY’s services.  If the economy continues to decline, our results of operations and cash flows could be adversely affected.

We depend on government agencies for a majority of our net revenues and the loss or decline of existing or future government agency funding would adversely affect our net revenues and cash flows.

For the nine months ended June 30, 2003, approximately 91.9% of our net revenues were derived from services provided to government agencies, including convenience fees earned by OPAY with respect to payments made by citizens to government agencies.  These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause. In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows.  The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

We rely on small numbers of projects, clients and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

The completion, cancellation or significant reduction in the scope or imposition of significant penalties for our failure to meet scheduled delivery requirements of a large project would significantly reduce our net revenues and cash flows.  Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. For the nine months ended June 30, 2003, the Internal Revenue Service accounted for 14.1% of our net revenues.  Under our agreement with ACS, we currently perform services for three different state governments as a subcontractor to ACS.  For the nine months ended June 30, 2003, work performed under these three subcontracts accounted for 8.3% of total net revenues.  The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a major client in one period may not use our services in a subsequent period.  If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows.  Many of our contracts with clients and prime contractors can be terminated at any time without cause. In addition, as a result of our focus in specific vertical markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows.   Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances. At June 30, 2003, unbilled receivables for three clients accounted for 62.1%, 14.5% and 6.9% of total unbilled receivables.  At June 30, 2003, total accounts receivable, including unbilled receivables, for these three clients accounted for 38.3%, 12.8% and 10.2%, respectively of total net accounts receivable, including unbilled receivables.  Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.

With respect to the one client that accounted for 62.1% or $12.8 million of total unbilled receivables as of June 30, 2003, we are in negotiation with the client to obtain a contract change order that we believe we need to be able to invoice the client for the unbilled receivable amount and to complete the original contract.  As of June 30, 2003, we also had recorded $532,000 of costs associated with the change order in other current assets. Should all negotiation options fail to reach an amicable solution, we might not be able to collect up to the entire unbilled receivable amount which could have a material adverse impact on our financial condition and results of operations.  During the three and nine months ended June 30, 2003, approximately 6.2% and 8.5% of our net revenues were derived from this client.  We are in negotiation with the client to reach an amicable solution, but should this contract be terminated by the client, the loss of additional revenues from this project would have a material adverse impact on the results of our operations.

For the nine months ended June 30, 2003, the IRS accounted for 50.6% of OPAY’s net revenues.  The existing contract with the IRS allows the IRS to terminate OPAY’s services at any time for any or no reason.  The loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, could result in a reduction in our net revenues and cash flows.

An investigation involving the child support payment processing industry may negatively affect our business and operating results.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice, Antitrust Division.  We continue to cooperate fully with the investigation. Due to the preliminary nature of the government’s inquiry, we are not able to assess its impact on our financial condition and results of operations.  Any proceedings that may be brought against us, even if we are ultimately successful in defending ourselves, could have a material adverse effect on our business. Over the near term, we anticipate that we will incur additional expenses as we undertake to comply with the subpoena.

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

Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or income tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period.  A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces and complete functional requirements could result in our underestimating the work required to complete a project.  If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations.  During the nine months ended June 30, 2003, 30.8% of our net revenues were generated on a fixed price basis and 52.3% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive.

One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From December 1996 through June 30, 2003, we acquired 19 businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

We maintain insurance to cover a variety of different business risks including, but not limited to, errors and omissions, directors and officers, general liability and workers’ compensation policies.  There can be no assurance that we can maintain the same scope and amount of insurance coverage on reasonable terms or obtain such insurance at all.  Our inability to renew policies or maintain the same level of coverage would adversely affect our business and increase our risk exposure.  Any claims against our policies may impact our ability to obtain such insurance on reasonable terms, if at all.  Increased premiums or a claim made against a policy could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

We have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and post the performance bond with the client.  There can be no assurance that such performance bonds will continue to be available on reasonable terms, if at all.  Our inability to obtain performance bonds or a reduction in our bonding capacity would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

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

Currently, OPAY’s government clients and credit card issuers provide a significant portion of the publicity for its services, without any charge to OPAY.  If these government clients or credit card issuers cease to publicize OPAY’s services, or decide to charge OPAY for this publicity, advertising costs will increase substantially, resulting in a material and adverse effect on our business, operating results and financial condition.   While OPAY endeavors in its agreements with its clients to require such clients to undertake such advertising activities, many of the clients and credit card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, OPAY’s clients may publicize other services, including those of its competitors.  For example, the IRS’s 2001 Form 1040 instruction booklet and Forms 1040ES and 4868 listed a competitor’s name before OPAY’s name in regard to providers of electronic credit card payment services, whereas on the 2002 forms (i.e., filing due date of April 15, 2003), OPAY’s name was listed first.

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

Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock.  The voting power held by Mr. James L. Bildner, our chief executive officer, in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner, represented 34.5% of our total common stock voting power outstanding at June 30, 2003. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

We conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates.  Net revenues from United Kingdom operations represented 1.2% of our total net revenues for the nine months ended June 30, 2003. Near-term changes in exchange rates may have a material impact on our future net revenues, earnings, fair values or cash flows.  We have not engaged in foreign currency hedging transactions during the nine months ended June 30, 2003.

There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at June 30, 2003, the fair value of the portfolio would decline by $2.1 million. We anticipate having the ability to hold our fixed income investments until maturity and, therefore, do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient as of the end of the period covered by this report to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim is for an amount not less than $700,000 plus interest, attorneys’ fees and associated costs.  As of the date of this report, we have not evaluated the merits, if any, of the claim.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice, Antitrust Division.  We are cooperating fully with the subpoena and the investigation. Due to the preliminary nature of the government’s inquiry, we are not able to assess its impact on our financial condition and results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Current Report on Form 8-K, filed April 24, 2003, reporting under Item 12, Results of Operation and Financial Condition. Reference is made to the press release of Registrant, issued on April 24, 2003, announcing the Company’s second quarter fiscal 2003 results. *

Current Report on Form 8-K, filed June 23, 2003, reporting under Item 5 the receipt of a subpoena from a grand jury in the Southern District of New York.

* Designates Form 8-K was furnished rather than filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: August 1, 2003

	By:	/s/ JEFFREY A. McCANDLESS
Jeffrey A. McCandless Chief Financial Officer (Principal Financial and Accounting Officer)