Form 10-K
period 2003-09-30
TIER TECHNOLOGIES INC
filed 2003-12-19
CIK 1045150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $178,744,561 on March 31, 2003 based on the last reported sale price of the registrant's Class B common stock on the Nasdaq National Market on such date.

        As of December 1, 2003, the number of shares outstanding of the registrant's Class A common stock was 880,000 and the number of shares outstanding of the registrant's Class B common stock was 17,868,179.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2003. Portions of such proxy statement are incorporated by reference into Part III of this report.

TIER TECHNOLOGIES, INC.
FORM 10-K
TABLE OF CONTENTS

Private Securities Litigation Reform Act Safe Harbor Statement

        Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may", "will", "intends", "plans", "believes", "anticipates", "expects", "estimates", "shows", "predicts", "potential", "continue", or "opportunity", the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under "Factors That May Affect Future Results" beginning on page 37, that could cause actual results to differ materially from those anticipated as of the date of this report.

PART I

Item 1. Business

GENERAL

        We are a provider of transaction and online payment processing and packaged software and systems implementation services primarily for federal, state and local government clients. We combine our understanding of enterprise-wide systems with domain knowledge that allows our clients to rapidly channel emerging technologies into their operations. We focus on sectors that we believe are driven by forces that make demand for our services non-discretionary and are likely to provide us with recurring long-term revenue streams. Tier was incorporated in the state of California in 1991.

        Our ability to understand the specific industry environment in which our clients operate allows us to reuse and transfer our knowledge throughout our company and to achieve significant improvements in cost, quality and deployment on client projects. We believe that our scalable and flexible proprietary software applications such as—Kids1st®, FundFinder®, ONLINE FAMISsm, Performance Series, UI Connect and V. GOVsm—give us a competitive advantage in addressing our markets. We provide our business solutions through the following delivery offerings—transaction and online payment processing, systems design and integration, business process reengineering, business process outsourcing, maintenance and support services and the emerging web application design and development. Several of our engagements involve providing a combination of these delivery offerings as part of the overall project. Our combination of domain expertise and technical capability allows us to create new business models, improve operating processes and automate core transactions, resulting in quantifiable returns on investment for our clients.

        In fiscal 2003, we operated our business through four strategic business units: U.S. Government Services, U.S. Commercial Services, OPC and United Kingdom Operations. See Note 11 of Notes to Consolidated Financial Statements for certain financial information regarding these strategic business units. In the fourth quarter of fiscal 2003, we completed a strategic review of all business units and began a restructuring plan (the "2003 Restructuring") which renewed our focus on our core U.S. Government Services businesses while exiting other unprofitable or marginal business operations. We will exit the United Kingdom Operations, the U.S. Commercial Services business unit, and the Justice & Public Safety and Strategies divisions of our U.S. Government Services business unit. We will fulfill our contractual obligations on existing contracts in these businesses. Once all our contractual obligations have been fulfilled, we anticipate reporting the results of these operations as discontinued operations. We also created two new business units from our U.S. Government Services business unit: the Government Business Process Outsourcing business unit and the Government Systems Integration business unit. We intend to increase our investment in business development in these areas to support future revenue growth.

        In connection with the 2003 Restructuring, we recorded a charge of approximately $18.2 million in the fourth quarter of 2003 and expect to take a charge of approximately $1.0 million in the first quarter of 2004 to reflect the write-off of goodwill as well as other impaired intangible and tangible assets relating to the exited businesses. We have incurred a charge of approximately $1.6 million in the fourth quarter of 2003 and expect to incur an additional $2.1 million over time to cover severance payments and costs to close certain office locations.

        Going forward, our core businesses include child support payment processing and Financial Institution Data Match ("FIDM") for state governments; government tax and fee processing for more than 1,300 state and local government entities and the Internal Revenue Service ("IRS"); installation and operation of pension administration solutions for statewide and large municipal retirement systems; installation and maintenance of our proprietary financial management software in state and municipal agencies; installation and maintenance of unemployment insurance solutions for statewide departments of labor; application development and support for state agencies in Missouri; and web application design and development for county and state governmental entities.

INDUSTRY OVERVIEW

        Today's government entities are facing an increasingly competitive and complex operating environment. Continuous regulatory changes, the need for real-time information, the expansion of the Internet, the development of complex technologies, and advanced operational systems are all dramatically impacting the way governments conduct business.

        The state child support payment arena has been revolutionized by regulatory initiatives including the U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996 ("PRWORA"). This act requires every state, as a condition of receiving federal funds, to develop an automated and centralized process for collecting and disbursing child support payments. PRWORA also created FIDM program, which requires states to match delinquent obligations against records held by every financial institution doing business within that state. Once a match is identified, the state child support enforcement agencies can issue liens or levies on respective financial accounts to expedite the collection of past due child support obligations. Child support payments in the United States for the federal 2002 fiscal year rose to a record high of $20.1 billion. State and local government entities are constantly increasing child support services due to growth in caseloads and new federal regulations.

        Major forces have also driven significant change within the retirement landscape. Increased life expectancy, an aging population, new investment vehicles, outdated legacy systems, increased focus on retirement security and a dynamic regulatory environment have resulted in a significant increase in the complexity and administration of state and local government public pension organizations. These organizations provide a myriad of services and benefits to their membership including pension benefits and disability benefits, retirement planning and education, death benefits and retiree healthcare. To address these issues, public pension organizations have increasingly been required to provide additional services, such as on-line access to benefits, to meet the growing needs of its membership. Additionally the Economic Growth and Tax Relief Reconciliation Act of 2001 calls for extensive changes to the rules relating to individual retirement arrangements and qualified pension plans, increasing contribution limits and catch-up contributions to IRAs while adding new provisions for government employee pension plans. According to the U.S. Census Bureau, 2002 Census of Governments, there were 2,670 state and local government retirement systems, with a membership of 17.1 million persons who could be eligible for regular benefit payments in the future. Cash and security investment holdings of these organizations totaled $2.2 trillion.

        The Job Creation and Worker Assistance Act, signed into law in March 2002, was designed to stimulate the economy and included, among other provisions, a special distribution, commonly called the Reed Act Distribution, of $8 billion to state unemployment insurance trust funds. While much of this money is being used for solvency, additional unemployment benefits, and/or lower unemployment insurance taxes, the U.S. Department of Labor has recommended that states consider setting aside a portion of the fund for unemployment insurance automation costs to assure that states have sufficient funds to invest in large computer installations and upgrades. According to the U.S. Department of Labor, Employment and Training Administration, $41.8 billion in unemployment insurance benefits were paid through the 50 state unemployment insurance agencies in calendar year 2002.

        The expansion of the Internet has also facilitated a profound change in the way governments do business. A paperless environment not only increases the speed of interaction and accessibility to information, but also dramatically reduces cost while increasing user convenience and efficiency. In 1998, the Internal Revenue Service Restructuring and Reform Act established the goal that by the year 2007, at least 80% of all federal returns would be electronically filed. According to the Electronic Tax Administration Advisory Committee's Annual Report to Congress, 52.2 million individual federal returns for the 2002 tax year were electronically filed as of June 27, 2003, amounting to 42.1% of total returns filed. The drive towards electronic filing has also increased the need for electronic payment options including the ability to charge tax and other payments on a credit card. According to the U.S. Payment Card Information Network, more than 80% of U.S. households had at least one credit or debit card. According to the U.S. Census Bureau and Bureau of Economic Analysis, federal, state and local taxes and fees from individuals and businesses totaled $2.9 trillion in 2002. Many government entities lack the technical expertise and personnel required to efficiently develop, implement and maintain a process to accept electronic payment cards from consumers via the Internet or over the telephone. These government entities increasingly rely on external service providers to outsource this function.

        The changing regulatory needs of government, coupled with the increasing reliance on Internet-based communication, also are prompting state and local governmental entities to evaluate, upgrade and modify their financial management applications. Many are moving to mini Enterprise Resource Planning (ERP) solutions, and many are moving to web-enabled functions. The potential size of the market for the development, delivery and operation of financial management applications for governmental entities is immense. According to the 2002 U.S. Census of Governments, in addition to the federal and 50 state governmental entities, there were 87,525 units of local governments. Of these, 38,967 are general-purpose local entities—3,034 county governments, 19,429 municipal and 16,504 town or township governments. The remainder, which comprise over half of the total, are special-purpose local governments, including 13,506 school districts and 35,052 special district governments.

        Challenging economic conditions as well as rapid changes in technology and dynamic market forces are affecting the way government entities do business today. These entities are increasingly employing outside consulting services to develop and implement broad strategies that leverage existing strengths and develop a solid foundation for future success.

        We believe we have a mature business model that has evolved from discrete delivery offerings to high-value services and applications. We combine deep domain expertise with technical capabilities to solve problems for our clients. We formulate, evaluate and execute strategies that drive positive business results for our government clients today and optimally position them for tomorrow.

BUSINESS STRATEGY

        We believe that we are able to add significant value to our clients as a result of our comprehensive service offerings and domain knowledge in the government sectors in which we operate. As a result of the 2003 Restructuring, we have focused on financial transaction processing and packaged software and systems implementations for government clients, and have eliminated all business units and segments not core to these two focal areas. We intend to increase our net revenues and profitability by focusing on the following strategies:

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

Leverage proprietary applications

        We intend to leverage our proprietary software applications and obtain additional proprietary applications that allow us to gain market share quickly in the government sectors in which we operate. We currently have proprietary software applications that target the health and human services and financial management segments of the state and local government market, as well as government back-office administration and electronic payment channels.

Leverage expertise in the government sectors in which we operate

        We intend to attract additional clients and provide additional services to existing clients by leveraging our expertise in the government sectors in which we operate. We have developed expertise in child support payment processing and enforcement services, child welfare services, traditional welfare services, public pension systems, electronic payment processing of tax and other government payments, and procurement and government accounting and financial management systems.

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
  Expect A Lot®

  •
  We have a Passion for Resultssm

  •
  Beyond Talksm

  •
  There is a Strategy for Everything We Dosm

        These attributes serve as corporate, cultural and business descriptors and define our commitment to excellence, end-to-end solutions and customer satisfaction. Our branding campaign seeks also to exploit the competitive advantages provided by our capabilities.

        In addition, Official Payments Corporation ("OPC") will continue to market its services proactively through traditional and on-line media, solidifying its brand leadership in the category and increasing awareness of its 1-800-2PAY-TAXsm phone and www.officialpayments.com Internet payment channels. To reinforce OPC's safe, secure system and history of successfully processing payments since 1996, advertising targeted to consumers will continue to incorporate the tag line "the proven way to make paying taxes pay."

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

Develop strategic relationships and make selected acquisitions

        We develop strategic relationships with service and technology providers in the pursuit of new business development opportunities. In addition to broadening our client base, we believe these relationships enable us to maintain our technological leadership through the deployment of leading edge applications. We also regularly evaluate potential acquisitions that may expand our presence in key marketplaces, supplement our technical scope or industry expertise, or provide us with additional human resources or client relationships. Since October 2000, we have completed four acquisitions that have expanded our operations, broadened our client base, service offerings and technical expertise and increased our human resources.

SERVICES

        We categorize our service delivery offerings as transaction and online payment processing, systems design and integration, business process reengineering, maintenance and support services and business process outsourcing. We provide suites of services under each of these delivery offerings. Several of our engagements involve providing a combination of services from different delivery offerings as part of the overall project. Net revenue contributed by delivery offering is as follows:

	Year ended September 30,
	2003		2002		2001
	($ in thousands)
Transaction and online payment processing	$80,555	63.4%	$37,262	35.9%	$26,794	27.5%
Systems design and integration	17,922	14.1	31,350	30.2	23,069	23.7
Business process reengineering	7,819	6.1	15,456	14.9	21,846	22.5
Maintenance and support services	17,032	13.4	15,348	14.8	3,049	3.1
Business process outsourcing	1,372	1.1	1,587	1.5	15,771	16.2
Other	2,402	1.9	2,811	2.7	6,841	7.0

Total	$127,102	100.0%	$103,814	100.0%	$97,370	100.0%

Transaction and online payment processing

        We use our proprietary software applications, Kids1st and FundFinder, to process business transactions related to payment of child support obligations and enforcement. Our ability to customize our core proprietary software applications reduces the costs and risks inherent in software implementation and makes our solution a scalable and flexible option for our clients. Our expertise in child support enforcement, regulatory and banking issues and our proprietary financial institution data match software application, FundFinder, have enabled us to be a leader in the implementation of financial institution data match programs. As of September 30, 2003, we were providing financial institution data match services utilizing FundFinder to 17 states. In child support payment processing as of September 30, 2003, we were operating centralized payment centers for seven states where we were processing approximately $3.0 billion of child support payments on an annualized basis. Our payment processing operations, through the use of Kids1st, provide many services on behalf of our clients, including the handling of payment collections, the electronic imaging of checks and other supporting documentation, the application of payments to the appropriate child support court orders and entry of new court orders into the payment system, the creation and maintenance of payment histories, creation and mailing of child support disbursements, and the creation and maintenance of direct deposits of child support payments. Our clients can choose from an array of service offerings including full customer service/call center operations, a government-to-consumer web application, interface between the state's financial institutions and its child support enforcement division to assist in the location and seizure of delinquent child support and full processing of child support financial instruments.

        With the acquisition of OPC at the end of July 2002, our transaction and online payment processing business has increased. OPC provides proprietary phone and Internet systems for electronic payment options to the IRS, 22 states, the District of Columbia, and over 1,300 local and municipal governments. In calendar year 2002, OPC processed over 1.4 million transactions, collecting more than $1.2 billion in government taxes and fees including federal and state personal income taxes, state business taxes, and local taxes and fees including property taxes, utilities, parking citations, traffic violations and local licenses. By partnering with OPC, governments reduce remittance processing costs, increase speed of pay and provide added convenience to their constituents. For the fiscal year ended September 30, 2003, OPC had revenues of approximately $37.0 million.

Systems design and integration

        We develop applications that enhance our clients' operating functionality. Our proven ability to develop enterprise-wide applications in government markets has strengthened our expertise and credentials. Representative examples of current and recently completed projects include the following:

  •
  We are designing and implementing a pension administration system for a large state's public school employees retirement system. The system is being developed to improve the delivery of retirement services to members of the fund and to enhance the reporting capabilities for employers. This project involves a full range of systems integration services including project management, requirement analysis, design, development, testing, conversion, data cleansing and training. It also involves some management consulting services including change management and business process reengineering. The first release of the system will provide a uniform reporting process for more than 700 school districts within the state to provide work history information for their employees that are covered by the fund. It will also provide web access to members to update their personal information such as address, marital status and beneficiaries.

  •
  We were selected in a competitive bidding situation to assist a large midwestern state's Department of Workforce Development in developing a state-of-the-art unemployment insurance system to support the functions of Benefits and Bureau of Legal Affairs. This new system will support initial claims, monetary determination, appeals, disputed claims, and other associated business activities. Development will be based on a customization paradigm, using a commercially-available framework. This paradigm allows for more rapid, cost-effective development, thereby providing better cost-benefit for the state—a critical issue as most states face significant budget concerns. When completed, this project will allow the state to enhance customer service efficiency and effectiveness by utilizing a citizen-care metaphor, improving case management, enhancing communications, and maximizing customer self service through web portals and other means.

Business process reengineering

        Our suite of business process reengineering services is designed to improve the effectiveness of our client's strategies, processes and operations. We assess clients' business needs and review their business functions, plans and directions. These services involve a fundamental rethinking of clients' business systems and processes and can achieve dramatic improvements in key performance measures. This delivery offering includes information technology consulting services that align clients' technology strategies with their business and process strategies. Our services support clients' information technology initiatives by providing strategic, architectural, operational and implementation planning.

Maintenance and support services

        We provide product maintenance and support services of our proprietary financial management systems to clients in the public sector. We have a fully-staffed support team based in Vienna, Virginia to answer questions and resolve software discrepancies that may arise in the normal operation of the software. A toll-free, staff-supported voice hotline is available from 7:30 a.m. to 8:30 p.m. EST, Monday through Friday (except holidays).

        Clients are eligible to receive new releases of the baseline licensed software and corresponding supporting documentation. All released software patches are available on our self-service web site. Clients can also review the on-line knowledge base and potentially resolve a problem prior to submitting an issue to our support team. In addition, questions can be submitted by email. Some clients also take advantage of enhanced support services on a time and materials basis, typically performed on-site.

        For example, we provided on-site consulting, support and enhancement services to a large city's Department of Education for our Online FAMIS 5 Series financial management solution. We also developed a new FAMIS fast payment screen, allowing users to voucher, increase, decrease or cancel open items quickly. We also developed a new security modification screen, allowing security administrators to globally update groups of users, saving a great deal of time in the process. We provided vendors with online access to FAMIS inquiry screens to review vendor information, payments and outstanding orders, substantially reducing phone calls to department offices. We automated travel and parent/student payment request processes, eliminating manual paper forms and data entry. We modified FAMIS invoice print process to replace the department's billings and collections system. We web-enabled the requisition-processing system for nonpublic schools, thereby eliminating the manual requisition forms and allowing more than 700 nonpublic schools real-time access to the requisition processing system.

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

CLIENTS

        Our clients consist primarily of federal, state and local government entities that utilize emerging technologies to improve their business operations. With the acquisition of OPC, we provided our services to clients in all 50 states and Europe during the fiscal year ended September 30, 2003. For the fiscal year ended September 30, 2003, approximately 91.2% of our net revenues were derived from sales to government agencies. We believe that the majority of our total future net revenues will be attributable to sales to government agencies.

        We derive a significant portion of our net revenues from a limited number of large clients. For the fiscal year ended September 30, 2003, the revenues from IRS taxpayers accounted for 14.0% of our net revenues. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client, and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations. In addition, we perform child support payment processing services for three different state governments as a subcontractor to ACS State and Local Solutions, Inc., a division of Affiliated Computer Services, Inc. ("ACS"). For the fiscal year ended September 30, 2003, work performed under these three subcontracts accounted for 10.2% of our net revenues.

        In November 2001, we entered into a contract with the California Public Employees Retirement System ("CalPERS") to integrate the contributions reporting function of a third party software product into CalPERS' legacy environment. In the fourth quarter of fiscal 2003, CalPERS terminated our systems integration contract. As a result, we recorded an adjustment to revenue of approximately $12.8 million to write down the total value of our unbilled receivable from CalPERS. Subsequently, we filed a lawsuit against CalPERS to recover damages and project delay, disruption and interference costs on the project. For fiscal year 2002, net revenues from CalPERS represented approximately 10.5% of our total net revenues.

        For the fiscal year ended September 30, 2003, international operations accounted for 1.2% of our total net revenues from continuing operations. As a result of the 2003 Restructuring, we plan to exit our United Kingdom Operations and do not anticipate any international revenues from continuing operations in fiscal 2004.

SALES AND MARKETING

        Our sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements. Rather than using only a commissioned sales force, we also utilize the thought leadership of our consultants within the markets as a key sales and delivery resource. Members of our management team have a wide range of industry contacts and established reputations in the applicable industries and play a key role in developing, selling and managing major engagements.

        As a result of our market focused sales approach, we believe that we are able to penetrate markets quickly and with lower client acquisition costs. Our sales effort was organized into four strategic business units in fiscal 2003:

  •
  U.S. Government Services;

  •
  U.S. Commercial Services;

  •
  OPC; and

  •
  United Kingdom Operations.

        In connection with the 2003 Restructuring, our sales and marketing effort has been reorganized into the following business units:

  •
  Government Systems Integration business unit, with products and services in public pension administration, unemployment insurance, financial management, E-government and State of Missouri practice.

  •
  Government Business Process Outsourcing business unit, which includes child support payment processing, financial institution data match, health and human and services consulting and our contract with a large metropolitan child support enforcement department.

  •
  OPC, which provides electronic payment options to government entities.

        The OPC sales team derives leads through industry networking and referrals from existing clients, government agencies' requests for proposals, strategic relationships with third parties under which we jointly bid and perform engagements, directed sales activities identified by our other strategic business units, and our corporate marketing program. The OPC sales program benefits from our national advertising and branding campaign and OPC's targeted marketing initiatives.

        OPC's marketing objective is to increase brand awareness as well as raise awareness of the electronic payment option it offers. OPC has worked with its government clients to publicize its services through government bills, publications and web sites, which occurs without charge to OPC. OPC utilized its own newspaper, television, radio and public relations campaigns to supplement these efforts in 2003. In connection with these efforts, OPC entered into cooperative advertising arrangements with all of its credit/debit card partners for advertising campaigns promoting its income tax payment services.

We expense the costs incurred for OPC advertising, net of cooperative advertising contributions received from partners, during the period the advertising takes place. OPC also has marketing partnerships with its credit/debit card partners and major card-issuing banks to promote OPC's services via print and online credit/debit card promotions. In addition, OPC has developed strategic partnerships with Jackson Hewitt Tax Service, CCH, Inc. and a number of large card-issuing banks to promote OPC's service to each partner's respective customer base.

HUMAN RESOURCES

        As of September 30, 2003, we had a workforce of 769, including 240 consultants, of which 168 were salaried employees, 18 were hourly employees and 54 were independent contractors or sub-contractors. The workforce also included 365 employees who support our transaction processing facilities, 53 sales and marketing staff and 111 general and administrative employees.

        We have a human resources department that is responsible for day-to-day human resources administration, as well as designing and implementing customized solutions in many areas including recruiting, compensation, benefits, and organizational development. The human resource department is taking significant steps to update and strengthen the company's human resource systems and processes to support business growth and favorably impact employee morale. For example, we are introducing a highly sophisticated web-based benefits enrollment solution for all employees. This system will allow employees to access and manage their benefits throughout the year. In addition, we are training our human resources professionals to take on more strategic responsibilities such as key roles in the analysis of inorganic growth opportunities. All of our human resource practices will be under review as we seek to build competitive programs, policies and practices that directly support the needs of a growth-oriented company.

        We recognize that our ability to successfully attract, retain and motivate a high quality workforce is of greatest importance in ensuring customer satisfaction. In recruiting new employees, our primary sources include Internet job postings, employee referrals, job fairs, and direct recruiting. We also have established national sources through preferred-rate relationships with recruiting suppliers. We have a resource management function that is responsible for consultant utilization and deployment. If peak staffing demands exceed these resources, we may engage external recruiting agencies to locate consultants on a permanent or temporary basis or draw from our existing contractor relationships.

        We are committed to the retention and development of our employees. We attract and retain employees by offering challenging opportunities on projects, a stock option award program to senior level employees and competitive benefits. To further enhance our ability to attract and retain the most talented individuals, we update our pay practices with support from competitive benchmarking. We have a performance management and career development structure supported by a planning and review process that allows each employee with his or her manager to develop performance plans with specific measurable objectives. The result of implementing the performance management and career development program is a focus by each employee on what he or she needs to achieve to perform at the highest level, which directly influences compensation.

        We believe that there is significant competition for seasoned professionals and that our future success is highly dependent upon our ability to attract, train, motivate, mentor and retain skilled consultants with the advanced technical skills necessary to perform the services we offer.

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

        We have developed and acquired proprietary software that is licensed to clients pursuant to a licensing agreement and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. A portion of our business also involves the development of software applications for specific client engagements or the customization of an existing software product for a specific client. Ownership of the developed software and the customizations to the existing software is the subject of negotiation with each particular client and is typically assigned to the client. In limited situations, we may retain ownership, or obtain a license from our client, which permits us or a third party to market the developed software or the customizations for the joint benefit of the client and us or for our sole benefit.

AVAILABLE INFORMATION

        We make copies of our filings with the Securities and Exchange Commission ("SEC") available to investors on our website without charge as soon as reasonably practicable after we file them with the SEC. Our SEC filings can be found on the Investors page of our website at www.tier.com.

EXECUTIVE OFFICERS

        The following persons were our executive officers as of December 15, 2003:

Name	Age	Position
James R. Weaver	46	President, Chief Executive Officer and Director
Jeffrey A. McCandless	45	Senior Vice President, Chief Financial Officer and Treasurer
Laura B. DePole	39	Chief Operating Officer, Official Payments Corporation
Kenneth R. Hargrave	41	Senior Vice President, Government Systems Integration Group
Donald R. Fairbairn	47	Senior Vice President, Human Resources

        Mr. Weaver was elected to the Board of Directors in October 2003, was appointed Chief Executive Officer in August 2003, and was appointed President in January 2002. He was Chief Operating Officer from November 2002 through August 2003. Mr. Weaver joined us as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company, where he was responsible for strategic planning, policy and procedure development, client base expansion and overall business planning and development. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Martin Information Management Services ("Lockheed Martin IMS") and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a B.A. in Psychology from California University of Pennsylvania.

        Mr. McCandless joined us as Senior Vice President, Chief Financial Officer and Treasurer in July 2003. From April 2000 to July 2003, Mr. McCandless served as Senior Vice President and Chief Financial Officer of Interelate, an application services provider firm. From 1997 to 2000, Mr. McCandless was Chief Financial Officer at Mastech Corp. (now iGATE Corp.), a global information technology company. Mr. McCandless received a Bachelors of Arts Degree in Business Administration from Westminster College.

        Ms. DePole was appointed Chief Operating Officer of Official Payments Corporation, a wholly owned subsidiary of Tier, in July 2003. Prior to this appointment, Ms. DePole was our Chief Administrative Officer from November 2002 through July 2003, served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer from January 2000 through July 2003 and Chief Accounting Officer from August 1997 through July 2003. Ms. DePole received a B.S. in Accounting from San Francisco State University and is a certified public accountant.

        Mr. Hargrave joined us as Senior Vice President, Government Systems Integration Group in September 2003. From October 1995 to August 2003, Mr. Hargrave held various positions at Cysive, Inc., a provider of interaction server technology, including Vice President, Customer Practice Group, West Regional Director of Southern California, and Project Manager. Mr. Hargrave received a B.S. in Computer Science from the Rochester Institute of Technology.

        Mr. Fairbairn joined us as Senior Vice President, Human Resources in September 2003. From April 2002 to June 2003, he served as Senior Vice President, Human Resources for HCL Technologies America, a global IT services and product engineering company. Mr. Fairbairn was Vice President of Human Resources for Getronics (now DigitalNet), in Herndon, VA., from August 1997 to March 2002. Mr. Fairbairn has earned certifications as a Senior Professional in Human Resources, a Certified Compensation Professional, and a Certified Benefits Professional. He received a B.A. in Human Resources from Michigan State University and completed the Strategic Human Resource Management Program at Harvard Business School.

Item 2. Properties

        Our headquarters and principal administrative functions are located in approximately 19,673 square feet of leased space in Walnut Creek, California. The lease for this space expires in 2008. We also operate through leased facilities in fifteen additional states. As a result of the 2003 Restructuring, we have closed and anticipate closing several offices in fiscal 2004.

Item 3. Legal Proceedings

        In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition. The claim is for an amount not less than $700,000 plus interest, attorneys' fees and associated costs. The parties are undertaking discovery and an arbitration date is set for January 2004 before the American Arbitration Association. An evaluation of the claim is ongoing and we intend to vigorously defend the matter.

        In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice ("DOJ"), Antitrust Division. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ's investigation. On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division's Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against the Company and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. We have not recorded any liability for such payments as any liability is not probable or estimable at this time. During fiscal 2003, we incurred approximately $1.3 million of legal costs to comply with the investigation, which includes approximately $305,000 paid under officers and directors indemnification agreements, and we expect to incur approximately an additional $1.5 million in fiscal year 2004.

        In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, Tier Technologies, Inc. v State of California, through its agency, California Public Employees Retirement System, C.A. No. 03AS06220, to recover added costs associated with the systems integration project for CalPERS and to overturn CalPERS' decision to terminate the contract for default. We seek to recover damages and project delay, disruption and interference costs on the project. We expect to incur costs of approximately $1.5 million in fiscal year 2004 related to this matter

        In December 2003, a complaint was filed in the U.S. District Court for the Northern District of California against us, our chairman of the board who formerly was our chief executive officer, another executive officer who formerly was our chief financial officer and a former executive officer. Sperling v. Tier Technologies, Inc. et al, case no. C03-05509VRW. The complaint has been brought as a purported shareholder class action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages on behalf of the shareholder class. In general, the complaint alleges that we misrepresented our financial performance during the fiscal years 2002 and 2003 to inflate the value of our stock. We have not been served with this complaint. Since the filing of the complaint in federal court, we have been served with a complaint filed by a shareholder as a putative derivative action in California Superior Court for Contra Costa County, Scala v. Bildner et al, case no. C03-03077. The derivative complaint names the same three officers, all of our current directors and a former director as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. We have not yet been served with either complaint. We believe that the allegations in these complaints are without merit and intend to defend these lawsuits vigorously. The lawsuits have been tendered to our insurance carriers.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Class B common stock is quoted on the Nasdaq National Market under the symbol "TIER." The table below sets forth the high and low sales price for our Class B common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended September 30, 2002:
First Quarter	$22.10	$11.46
Second Quarter	22.70	15.66
Third Quarter	18.48	13.20
Fourth Quarter	20.25	14.54
	High	Low
Fiscal Year Ended September 30, 2003:
First Quarter	$20.46	$13.98
Second Quarter	17.60	9.39
Third Quarter	10.34	6.10
Fourth Quarter	11.86	7.05

        We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors; however, under our current credit facility, we are prohibited from declaring dividends.

        As of December 1, 2003, there were 279 holders of record of our Class B common stock and one holder of record of our Class A common stock.

Securities

        The following table sets forth information about our equity compensation plans as of September 30, 2003 (in thousands, except exercise price):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	2,717	$11.68	1,236
Equity compensation plans not approved by security holders	-0-	-0-	-0-

(1)
Includes 108,000 shares remaining available for issuance as of September 30, 2003 under the Employee Stock Purchase Plan.

Item 6. Selected Financial Data

        The following table summarizes our selected consolidated financial data. The historical results are not necessarily indicative of results to be expected for any future period.

	Year ended September 30,
Consolidated statements of income data:
	2003	2002	2001	2000	1999
	(in thousands, except per share amount)
Net revenues	$127,102	$103,814	$97,370	$84,832	$74,953
Costs and expenses:
Direct costs	96,545	62,866	59,878	51,943	47,136
Selling and marketing	7,421	5,747	6,272	5,839	4,368
General and administrative	23,099	17,318	16,236	17,306	15,809
Restructuring and other charges	23,007	337	—	2,195	5,856
Depreciation and amortization	5,341	6,138	5,152	4,172	2,523

Income (loss) from continuing operations	(28,311)	11,408	9,832	3,377	(739)
Interest income (expense), net	1,227	1,581	788	903	1,279

Income (loss) from continuing operations before income taxes	(27,084)	12,989	10,620	4,280	540
Provision (benefit) for income taxes	(3,302)	4,676	3,887	2,247	(295)

Income (loss) from continuing operations, net of income taxes	$(23,782)	$8,313	$6,733	$2,033	$835

Basic income (loss) from continuing operations, net of income taxes per share(1)	$(1.27)	$0.48	$0.53	$0.16	$0.07

Shares used in computing basic income (loss) from continuing operations, net of income taxes per share(1)	18,782	17,225	12,687	12,344	12,056

Diluted income (loss) from continuing operations, net of income taxes per share(1)	$(1.27)	$0.45	$0.50	$0.16	$0.06

Shares used in computing diluted income (loss) from continuing operations, net of income taxes per share(1)	18,782	18,376	13,455	12,740	12,869

	September 30,
Consolidated balance sheet data:
	2003	2002	2001	2000	1999
	(in thousands)
Cash, cash equivalents and short-term investments	$33,697	$60,321	$22,278	$18,392	$17,524
Working capital	42,515	72,692	36,356	20,026	33,256
Total assets	164,974	201,119	102,578	95,829	79,664
Long-term debt, less current portion	194	288	7,707	294	454
Total shareholders' equity	138,150	167,021	78,152	69,277	70,268

(1)
See notes 1 and 2 of the notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are a provider of transaction and online payment processing and packaged software and systems implementation services for federal, state and local government clients. We formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. We combine our understanding of enterprise-wide systems with domain knowledge that allows our clients to rapidly channel emerging technologies into their operations. A significant portion of our net revenues are derived from sales to government agencies. For the fiscal year ended September 30, 2003, we derived approximately 91.2% of our net revenues from sales to government agencies. Our workforce, composed of employees, independent contractors and subcontractors, decreased to 769 as of September 30, 2003 from 833 as of September 30, 2002, primarily due to the 2003 Restructuring described below.

        We derive net revenues primarily from transaction and online payment processing, systems design and integration, business process reengineering, business process outsourcing and maintenance fees. We bill clients on a per-transaction basis, a fixed price basis or a time and materials basis. We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed. We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs. We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement. We recognize fixed price net revenues for other projects as services are provided and accepted by our clients, if applicable. We recognize time and materials net revenues as we perform services and incur expenses. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. During the fiscal year ended September 30, 2003, we generated 21.6% of our net revenues on a fixed price basis and 58.7% of our net revenues on a per-transaction basis. We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

        We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the fiscal year ended September 30, 2003, revenues from IRS taxpayers accounted for 14.0% of our net revenues. We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations. In addition, we perform child support payment processing services for three different state governments as a subcontractor to ACS. For the fiscal year ended

September 30, 2003, work performed under these three subcontracts accounted for 10.2% of total net revenues.

        In the fourth quarter of fiscal 2003, CalPERS terminated our systems integration contract for default. As a result, we recorded an adjustment to revenue of approximately $12.8 million to write down the total value of our unbilled receivable from CalPERS. Subsequently, we filed a lawsuit against CalPERS to recover damages and project delay, disruption and interference costs on the project and to overturn CalPERS' termination of the contract for default.

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

        From October 1, 2000 through September 30, 2003, we made four acquisitions for a total cost of approximately $81.5 million, excluding future contingent payments, using cash, shares of our Class B common stock and debt. We also incurred $782,000 in compensation charges related to business combinations and $1.3 million in cumulative business combination integration charges resulting from acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller's continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.

        For the fiscal year ended September 30, 2003, international operations accounted for 1.2% of our total net revenues. As a result of the 2003 Restructuring described below, we plan to exit our United Kingdom Operations and do not anticipate any international revenues from continuing operations in fiscal 2004.

        In fiscal 2003, we operated our business through four strategic business units: U.S. Government Services, U.S. Commercial Services, OPC and United Kingdom Operations. See Note 11 of Notes to Consolidated Financial Statements for certain financial information regarding these strategic business units. In the fourth quarter of fiscal 2003, we completed a strategic review of all business units and began a restructuring plan which renewed our focus on our core Government Services businesses while exiting other unprofitable or marginal business operations. We will exit the United Kingdom Operations, the U.S. Commercial Services business unit, and the Justice & Public Safety and Strategies divisions of our U.S. Government Services business unit. We will fulfill our contractual obligations on existing contracts in these businesses. Once all our contractual obligations have been fulfilled, we anticipate reporting the results of these operations as discontinued operations. We also created two new business units from our U.S. Government Services business unit: the Government Business Process Outsourcing business unit and the Government Systems Integration business unit. We intend to increase our investment in business development in these areas to support future revenue growth.

        In connection with the 2003 Restructuring, we recorded a charge of approximately $18.2 million in the fourth quarter of 2003 to write-off goodwill and intangible and tangible assets and expect to record a charge of approximately $1.0 million in the first quarter of 2004 to reflect the write-off of the remaining goodwill and intangible assets relating to the exited businesses. We have incurred a charge of approximately $1.6 million in the fourth quarter of 2003 and expect to incur an additional $2.1 million charge over time to cover severance payments and costs to close certain office locations. We also incurred an adjustment to revenue of approximately $105,000 to write down the value of certain unbilled receivables associated with these exited businesses to their net realizable value.

        In September 2002, we completed the sale of substantially all the assets of Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited and GC Simsion, GR Bowles & Associates Pty Limited (collectively "Tier Australia"). The gross proceeds of the sale, including funds in escrow, were approximately $3.4 million (converted to U.S. dollars as of the date of sale) and selling and exit costs were approximately $2.0 million. In addition, we recorded a compensation charge of approximately $1.9 million resulting from the acceleration of the vesting of stock options for employees in Australia. We recognized a loss from this discontinued operation for the fiscal year ended September 30, 2002 of approximately $23.4 million, including the loss of $4.9 million from operations, net of income taxes.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, net revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost, collectibility of receivables, goodwill and intangible assets, income taxes, restructuring obligations and discontinued operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Such experience and assumptions form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

        Basis of Presentation.    During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operation, and in September 2002, we completed the sale. The Australian operations are accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting. During the year ended September 30, 2003, we adopted SFAS 144, "Accounting for the Impairment and Disposal of Long lived Assets" which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity. SFAS 144 also changed the timing of presentation from the point of commitment to the point of actual disposal of the operations. During the quarter ended September 30, 2003, we completed a plan to exit the operations of our U.S. Commercial Services segment; our United Kingdom Operations segment and the Justice and Public Safety and Strategies divisions within the U.S. Government Services segment. Once the U.S. Commercial Services and United Kingdom Operations segments have been disposed, we expect the results of the operations of these components will be reported as discontinued operations. We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations have been disposed.

        Revenue Recognition.    Certain judgments affect the application of our revenue policy. Our OPC and U.S. Government Services segments have transaction and online payment processing revenues. Net revenues from transaction and online payment processing contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed. We establish the per-transaction fee or transaction fee percentage in our contracts based on estimated future costs and the estimate of transaction volume over the life of the contract. We use our historical experience and mathematical models to estimate transaction volumes. We monitor volumes of transactions on a monthly basis. Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting revenues and operating profit. For example, our monthly transactions volumes at our child support payment processing centers varied between 107% and 93% from the average monthly volume during fiscal year 2003. If the volume of transactions processed at all child support payment processing centers decreased 10% from the volume processed during fiscal year 2003, our transaction processing revenues would have decreased approximately $2.9 million. Additionally, if the volume of dollars processed by OPC decreased 10% from the volume during fiscal year 2003, our transaction and online payment processing revenues would have decreased by approximately $3.7 million.

        For OPC's electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions. Credit card reversal and chargebacks of convenience fees were $119,000 for the year ended September 30, 2003.

        Our U.S. Government Services and U.S. Commercial Services segments have systems design and integration revenues. Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs. The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort. Any significant changes in total estimated costs could significantly impact the recognition of net revenue. We monitor the costs incurred and evaluate variances between budgeted and actual costs in our fixed price contracts on a monthly basis. To the extent there are changes in the total estimated costs, we adjust the percentage of revenues recognized. For example, if the total estimated costs of each of our percentage-of-completion contracts in process as of September 30, 2003, increased 10%, our fixed price revenues for the year ended September 30, 2003 would have decreased by $4.3 million. Provided the arrangement does not require significant implementation or customization of the software, software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred. We use our judgment to determine when services are significant. Revenues for software license fees not requiring significant modification were $75,000, $329,000 and $88,000, for the years ended September 30, 2003, 2002 and 2001, respectively.

        Our U.S. Government Services, U.S. Commercial Services and United Kingdom Operations segments have business process reengineering and business process outsourcing revenues. Net revenues are recognized under both time and material and fixed price contracts. Net revenues from professional consulting services under time and material contracts are recognized as services are provided. Net revenues from professional consulting services under fixed price contracts are recognized as services are provided and, if applicable, accepted by our clients. Any significant difference between the timing of revenues recognized and costs incurred has a significant impact on the operating profit for the period. During the year ended September 30, 2003, our revenues under fixed price contracts recognized as the services were accepted were $693,000.

        Our U.S. Government Services and U.S. Commercial Services segments generate maintenance and support services revenues. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. Non-essential support services, including training and consulting, are also provided on a time and materials basis. Revenue is recognized as the services are performed. Maintenance and non-essential support services revenues were $17.0 million, $15.3 million and $3.0 million for the years ended September 30, 2003, 2002 and 2001, respectively.

        Generally our government contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay. Net revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote. For the year ended September 30, 2003, revenues recognized under contract subject to fiscal funding clauses were 62.1% of total net revenues.

        For all our segments, the amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

        Cost and Volume Estimates.    For our transaction and online payment processing, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract. Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs. Any significant variance from our estimates could significantly impact our operating profit. During the year ended September 30, 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $440,000.

        We recognize fixed price net revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Any significant changes in total estimated project costs could significantly affect our operating profit.

        Collectibility of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client's financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for accounts receivable balances and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services. At September 30, 2003 and 2002, the combined balance of the allowance accounts was $952,000 and $753,000, respectively. There is no assurance that we will not need to record increases to these balances in the future. We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. For example, during the fourth quarter of fiscal year 2003, CalPERS terminated our systems integration contract. We subsequently filed a lawsuit seeking to recover costs and damages. As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from this client. At September 30, 2003, $12.5 million of our accounts receivable and $8.8 million of our unbilled receivables balances were balances owed by seven clients for amounts greater than $1 million each.

        Goodwill and Other Intangible Assets.    Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. We utilize historical experience as well as external specialists to estimate fair value. For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life. We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets."

Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment. During the quarter ended December 31, 2002, we completed the initial impairment test and the results did not indicate any impairment loss. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated. During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those segments. As of September 30, 2003, the remaining goodwill associated with these segments total $457,000. This goodwill value will be written off after the segments' client projects are completed which is anticipated to be during the first quarter of fiscal year 2004. In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our continuing segments was impaired. Our estimate of fair value did not indicate any impairment. The fair market value of the remaining segments was determined using forecasted future cash flows. Those cash flows were forecasted using significant assumptions including: future revenues and expenses, future growth rates and discount rates. These growth rates are consistent with our plans and the Company's experience. If the discount rate used in these valuation models increased by 1%, the calculated fair value would decrease by 4.5%.

        Income Taxes.    We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At September 30, 2003, we had a net deferred tax asset of $23.2 million, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $23.2 million valuation allowance. At September 30, 2002, we had a valuation allowance of $14.1 million. Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes" requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Management has concluded to establish a full valuation allowance as of September 30, 2003.

        We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

        Determination of Restructuring Obligations.    During the fourth quarter of 2003, we recorded a restructuring charge related to plans and actions taken to exit businesses, terminate employees and consolidate facilities. Also, as a result of our acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the termination of employees and the consolidation of facilities. The restructuring liability for consolidation of facilities is the estimated net obligation payable on abandoned office facilities. The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income. To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment. For example, if we do not obtain a sublease for the facilities that are not already subleased as of September 30, 2003, our restructuring liability for consolidation of facilities would increase by approximately $115,000. At September 30, 2003 and 2002 we had restructuring liabilities of $2.3 million and $2.8 million, respectively.

RESULTS OF OPERATIONS

        The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Year ended September 30,
	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	76.0	60.6	61.5
Selling and marketing	5.8	5.5	6.4
General and administrative	18.2	16.7	16.7
Restructuring and other charges	18.1	0.3	—
Depreciation and amortization	4.2	5.9	5.3

Income (loss) from continuing operations	(22.3)	11.0	10.1
Interest income (expense), net	1.0	1.5	0.8

Income (loss)from continuing operations before income taxes	(21.3)	12.5	10.9
Provision (benefit) for income taxes	(2.6)	4.5	4.0

Income (loss) from continuing operations, net of income taxes	(18.7)%	8.0%	6.9%

FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Net revenues

        We generate net revenues primarily from transaction and online payment processing services, software development services, software license and maintenance fees, IT consulting and professional consulting. The U. S. Commercial Services segment provided systems design and integration, business process outsourcing and business process reengineering services to Fortune 1000 clients in the United States. The U.S. Government Services segment provided systems design and integration, transaction and online payment processing, business process outsourcing and business process reengineering services to federal, state and local government entities in the United States. The OPC segment provided transaction and online payment processing services to clients primarily in the public sector. The United Kingdom Operations segment provided Systems, business process outsourcing and business process reengineering services to clients in the public and private sector in Europe. Net revenues increased 22.4% to $127.1 million for the fiscal year ended September 30, 2003 from $103.8 million for the fiscal year ended September 30, 2002. This increase resulted primarily from an increase in OPC net revenues of approximately $33.3 million, which was partially offset by decreases in net revenues from each of the other reportable segments. The following table presents the net revenues for the last two fiscal years for each of the four reportable segments:

	Year ended September 30,
	2003	2002
	(in thousands)
U.S. Commercial Services	$9,656	$16,904
U.S. Government Services	78,916	80,956
OPC	37,005	3,700
United Kingdom Operations	1,525	2,254

Total	$127,102	$103,814

        The $7.2 million decrease in U.S. Commercial Services net revenues resulted primarily from the completion of several large projects in fiscal 2002, reduced net revenues from a large commercial customer and the reduction in client IT spending resulting from the general weakness in the U.S. commercial services sector. The $2.0 million decrease in U.S. Government Services net revenues resulted primarily from the adjustment of $12.8 million to write down the total value of the unbilled receivables from CalPERS as a result of the dispute with CalPERS, which was partially offset by an increase in net revenues from new child support payment processing contracts. During the fourth quarter of fiscal 2003, we decided to split the U.S. Government Services segment into two new segments effective in fiscal 2004: Government Business Process Outsourcing and Government Systems Integration. The increase in OPC net revenues resulted primarily from a full year of OPC operations in fiscal 2003 compared to two months of operations in fiscal 2002 following our acquisition of OPC in late July 2002 in addition to an increase in net revenues from property tax payments processing. The $729,000 decrease in net revenues from United Kingdom Operations resulted primarily from the completion of a project with Siemens Business Services during fiscal 2002. As part of the 2003 Restructuring, we decided to exit the U.S. Commercial Services and United Kingdom Operations segments. We expect the shut down of these segments to be completed during fiscal 2004.

        The following table presents net revenues for the last two fiscal years by delivery offering:

	Year ended September 30,
	2003	2002
	(in thousands)
Transaction and online payment processing	$80,555	$37,262
Systems design and integration	17,922	31,350
Business process reengineering	7,819	15,456
Maintenance and support services	17,032	15,348
Business process outsourcing	1,372	1,587
Other	2,402	2,811

Total	$127,102	$103,814

        Net revenues from transaction and online payment processing services increased 116.2% in fiscal year 2003 primarily as a result of the inclusion of a full year of OPC operations as well as net revenues from new child support payment processing contracts in our U.S. Government Services segment. Net revenues from systems design and integration services decreased 42.8% in fiscal year 2003 primarily due to the $12.8 million charge to revenues to write down the total value of the CalPERS unbilled receivables in our U.S. Government Services segment. Net revenues from business process reengineering services decreased 49.4% in fiscal 2003 due to reduced net revenues from a large commercial customer and the reduction in client IT spending in our U.S. Commercial Services segment. Net revenues from maintenance and support services increased 11.0% in fiscal year 2003 primarily from the inclusion of a full year of revenues from the Government Solutions Center ("GSC") which we acquired from KPMG Consulting Inc. (now BearingPoint, Inc.) in March 2002, partially offset by a decrease in such revenues from a large U.S. Government Services client. Net revenues from business process outsourcing services decreased 13.5% in fiscal 2003 primarily due to the completion of several commercial contracts in fiscal 2002. Net revenues from other services, which declined 14.5% in fiscal 2003, also were affected by a reduction in client IT spending.

        Reimbursement and software license revenues for each fiscal year were each less than 10% of total net revenues for the period. For fiscal 2004, net revenues are expected to remain flat despite the exiting of businesses in connection with the 2003 Restructuring. The loss in net revenues from exited businesses is expected to be offset by growth in revenues in the remaining business units, keeping total net revenues flat to slightly higher in fiscal 2004.

Direct costs

        Direct costs consists primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, credit and debit card discount fees, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property and any project-related equipment, hardware or software purchases. For state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs. Direct costs increased 53.6% to $96.5 million for the fiscal year ended September 30, 2003 from $62.9 million for the fiscal year ended September 30, 2002. Direct costs include depreciation and amortization of $2.4 million for the year ended September 30, 2003 and $2.3 million for the year ended September 30, 2002. The increase in direct costs resulted from the increase in net revenues as well as costs incurred on the CalPERS project for which we recorded an adjustment to decrease revenues by $12.8 million to write down the total value of the unbilled receivables from CalPERS as mentioned above. Direct costs for fiscal 2004 are expected to decline due to exiting the U.S. Commercial Services and United Kingdom businesses and the termination of the CalPERS project.

Selling and marketing

        Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 29.1% to $7.4 million for the fiscal year ended September 30, 2003 from $5.7 million for the fiscal year ended September 30, 2002. As a percentage of net revenues, selling and marketing expenses increased to 5.8% for the fiscal year ended September 30, 2003 from 5.5% for the fiscal year ended September 30, 2002. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of OPC's sales and marketing costs for a full year in 2003. We expect that selling and marketing expenses will decline in total dollars due primarily to exiting the U.S. Commercial Services and United Kingdom businesses and the restructuring of the remaining segments that was undertaken in fiscal 2003.

General and administrative

        General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, and OPC's engineering, client service and customer service departments, staffing, accounting and finance, legal, facilities, information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 33.4% to $23.1 million for the fiscal year ended September 30, 2003 from $17.3 million for the fiscal year ended September 30, 2002. As a percentage of net revenues, general and administrative expenses increased to 18.2% for the fiscal year ended September 30, 2003 from 16.7% for the fiscal year ended September 30, 2002. The increase in general and administrative expense in total dollars was primarily attributable to the addition of OPC's general and administrative costs for a full year in 2003, an increase in rent expense due to more office locations and increasing business insurance costs. We expect general and administrative costs to decline in total dollars due primarily to exiting the U.S. Commercial Services and United Kingdom businesses and the restructuring of the remaining segments that was undertaken in 2003.

Restructuring and other charges

        The following table presents the restructuring and other charges for the years ended September 30, 2003 and 2002:

	Year ended September 30,
	2003	2002
	(in thousands)
Assets impairment charge	$18,197	$—
Indirect costs associated with terminated contracts	1,035	—
Severance charge resulting from restructuring	707	—
Office closure charge resulting from restructuring	882	—
Business combination integration	915	337
Other charges	1,271	—

Total	$23,007	$337

        During the fourth quarter of fiscal year 2003, we decided to shut down our U.S. Commercial Services segment and United Kingdom Operations segment and accordingly, recorded a restructuring charge totaling $18.2 million to write-off substantially all of the associated goodwill as well as other impaired intangible and tangible assets. We also recorded $1.0 million of indirect costs associated with terminated contracts, including mediation costs related to our dispute with CalPERS. We recorded severance charges of $707,000 and office closure charges of $882,000 resulting from the 2003

Restructuring. The restructuring plan includes the termination of approximately 50 employees, of which approximately 30 employees remained to be terminated at September 30, 2003. We expect to incur further restructuring charges in fiscal year 2004 of approximately $3.4 million as the restructuring activities relating to completing existing projects to complete our closure of the U.S. Commercial Services and United Kingdom Operations segments and business combination costs for exited business units are completed in fiscal 2004. These restructuring charges will primarily consist of severance payouts and write-off of remaining goodwill on exited businesses. As a result of the 2003 Restructuring, we expect to save approximately $6.3 million in salary costs and $475,000 in facility costs in fiscal year 2004.

        We incurred business combination integration charges of $915,000 and $337,000, respectively, for the fiscal years ended September 30, 2003 and 2002. Business combination integration costs consist of compensation, employee benefits, travel, consulting, and allocated facilities costs attributable to employees and consultants of OPC who were retained on a short-term basis following our acquisition of OPC, solely for the purpose of providing training and completing other transition tasks in connection with the integration of OPC into our operations. Other charges of $1.3 million in the fiscal year ended September 30, 2003 represented legal costs to comply with the DOJ investigation. We expect to incur additional other charges in fiscal year 2004 of approximately $3.0 million to continue to comply with the DOJ investigation and incur legal fees associated with the CalPERS litigation.

Depreciation and amortization

        Depreciation and amortization for the fiscal year ended September 30, 2003, consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Prior to October 1, 2002, depreciation and amortization also included goodwill amortization. Project-related depreciation and amortization is included in direct costs. For OPC, no depreciation and amortization expense is included in direct costs. Depreciation and amortization decreased 13.0% to $5.3 million for the fiscal year ended September 30, 2003 from $6.1 million for the fiscal year ended September 30, 2002. As a percentage of net revenues, depreciation and amortization decreased to 4.2% for the fiscal year ended September 30, 2003 from 5.9% for the fiscal year ended September 30, 2002. The decrease in depreciation and amortization expense resulting from the adoption of SFAS 142 as of October 1, 2002 was partially offset by increased amortization of acquired intangibles from the OPC acquisition. For the fiscal year ended September 30, 2003, 54.2% of total depreciation and amortization expense, including depreciation and amortization in direct costs, was related other acquired intangible assets amortization as a result of business combinations accounted for using the purchase method of accounting, a decrease from 58.9% for the fiscal year ended September 30, 2002 which included goodwill amortization. Depreciation and amortization in fiscal 2004 is expected to decline slightly due to the write-down of assets in connection with the 2003 Restructuring in fiscal 2003 and reduced capital expenditures.

Interest income and interest expense, net

        We had net interest income of $1.2 million for the fiscal year ended September 30, 2003 compared to net interest income of $1.6 million for the fiscal year ended September 30, 2002. This decrease was primarily attributable to interest earned on a lower investment balance and lower investment yields. Fiscal year 2004 net interest income is expected to remain flat.

Provision (benefit) for income taxes

        The benefit for income taxes on loss from continuing operations was $3.3 million for the fiscal year ended September 30, 2003 as compared to provision for income taxes on income from continuing operations of $4.7 million for the fiscal year ended September 30, 2002. The effective tax rate on loss from continuing operations for the fiscal year ended September 30, 2003 was 12.2%. The effective tax rate on income from continuing operations for the fiscal year ended September 30, 2002 was 36.0%. These rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, changes in our valuation allowance, the ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor the effective tax rate.

        In fiscal 2003, we recorded a $9.1 million increase in our valuation allowance which reduced our net deferred tax assets to zero. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Discontinued operation

        We had a loss from our discontinued operation, net of income taxes, of $4.9 million for the fiscal year ended September 30, 2002. The loss on disposal of the discontinued operation represents the total loss on the disposal and wind-down of the Australian operation.

FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

Net revenues

        Net revenues increased 6.6% to $103.8 million for the fiscal year ended September 30, 2002 from $97.4 million for the fiscal year ended September 30, 2001. This increase resulted primarily from growth in net revenues in our U.S. Government Services segment and new net revenues from the acquisition of OPC, and was partially offset by decreases in net revenues from our U.S. Commercial Services segment and United Kingdom Operations. The following table presents the net revenues for the fiscal years ended September 30, 2002 and 2001 for each of the four reportable segments:

	Year ended September 30,
	2002	2001
	(in thousands)
U.S. Commercial Services	$16,904	$28,235
U.S. Government Services	80,956	54,601
OPC	3,700	—
United Kingdom Operations	2,254	14,534

Total	$103,814	$97,370

        The $11.3 million decrease in U.S. Commercial Services net revenues resulted primarily from reduced revenues from a large commercial customer, the completion of two large projects and reduced spending from clients for training services. The $26.4 million increase in U.S. Government Services net revenues resulted from two new pension contracts; the acquisition of GSC; a new child support payment processing contract; and a full year of net revenues from The Point Group, which was acquired in July 2001. The increase in OPC net revenues is due to two months operations in 2002 following our acquisition. The primary reason for the decrease in net revenues for the United Kingdom Operations was the completion of a project with Siemens Business Services.

        The following table presents the net revenues for the fiscal years ended September 30, 2002 and 2001 by delivery offering:

	Year ended September 30,
	2002	2001
	(in thousands)
Transaction and online payment processing	$37,262	$26,794
Systems design and integration	31,350	23,069
Business process reengineering	15,456	21,846
Maintenance and support services	15,348	3,049
Business process outsourcing	1,587	15,771
Other	2,811	6,841

Total	$103,814	$97,370

        Net revenues from transaction and online payment processing services increased $10.5 million in fiscal year 2002 primarily as a result of the inclusion of $3.7 million of net revenues from OPC which was acquired in late July 2002, $3.7 million in net revenues from a new child support payment processing contract with ACS and $2.2 million of increased net revenues from our other child support payment processing centers. Net revenues from systems design and integration services increased $8.3 million primarily as a result of the GSC acquisition in March 2002 and new contracts in our pension practice, partially offset by a decrease in such revenues from two large U.S. Government Services clients. Net revenues from business process reengineering decreased $6.4 million primarily as a result of the completion of projects with Siemens Business Services in the United Kingdom. Net revenues from maintenance and support services increased $12.3 million primarily as a result of the GSC acquisition and new contracts from a large U.S. Government Services client. Net revenues from business process outsourcing decreased $14.2 million primarily as a result of the completion of projects with Siemens Business Services and the completion of several U.S. Commercial services contracts. Net revenues from other services declined $4.0 million primarily as a result of reduced client IT spending and the completion of a U.S. Government Services contract in the training area.

        Reimbursement revenues and software license revenues for each fiscal year were less than 10% of total net revenues for the period.

        Pursuant to Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14", formerly EITF Abstracts, Topic D-103), customer reimbursements for out-of-pocket expenses are included in net revenues. Because these additional net revenues are offset by the associated reimbursable expenses included in direct costs, the adoption of EITF No. 01-14 in fiscal 2002 did not impact income from continuing operations or net income. Net revenues and direct costs for the fiscal year ended September 30, 2001 were recast to include reimbursable expenses to conform to the current period presentation. Reimbursement revenues for each period presented were less than 10% of total net revenues for the respective period.

        OPC has a sales returns and allowance provision for estimated credit and debit card chargebacks and reversals which is recorded as a contra-revenue account.

Direct costs

        Direct costs increased 5.0% to $62.9 million for the fiscal year ended September 30, 2002 from $59.9 million for the fiscal year ended September 30, 2001. Direct costs include $2.3 million of depreciation and amortization for the fiscal year ended September 30, 2002 and $1.5 million of depreciation and amortization for the fiscal year ended September 30, 2001. OPC's direct costs consisted primarily of credit and debit card discount fees.

Selling and marketing

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

General and administrative

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

Restructuring and other charges

        For the year ended September 30, 2002, restructuring and other charges included $337,000 of business combination integration costs.

Depreciation and amortization

        Depreciation and amortization increased 19.1% to $6.1 million for the fiscal year ended September 30, 2002 from $5.2 million for the fiscal year ended September 30, 2001. As a percentage of net revenues, depreciation and amortization increased to 5.9% for the fiscal year ended September 30, 2002 from 5.3% for the fiscal year ended September 30, 2001. The increase in depreciation and amortization expense was primarily attributable to the amortization of increased goodwill and other intangible assets from business combinations and depreciation associated with additional capital expenditures. Including depreciation and amortization in direct costs, 58.9% of total depreciation and amortization expense for the fiscal year ended September 30, 2002 was related to goodwill and other acquired intangible assets amortization as a result of business combinations accounted for using the purchase method of accounting, an increase from 52.0% for the fiscal year ended September 30, 2001. With the acquisition of GSC in mid-March of 2002 and the acquisition of OPC in late July of 2002, approximately $30.8 million of identified intangible assets, including software, were recorded and will continue to be amortized over their useful lives of up to ten years.

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

SELECTED QUARTERLY STATEMENTS OF OPERATIONS

        The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2003. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements contained herein. This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Three months ended
Consolidated statements of income data:	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001
	(in thousands, except per share data)
Net revenues	$16,153	$45,526	$33,228	$32,195	$32,410	$26,330	$22,064	$23,010
Costs and expenses:
Direct costs	21,774	32,677	21,777	20,315	20,115	15,930	12,830	13,992
Selling and marketing	1,671	1,974	1,857	1,919	1,750	1,360	1,286	1,351
General and administrative	5,686	5,986	5,623	5,804	5,279	4,303	3,645	4,091
Restructuring and other charges	21,875	452	275	405	337	—	—	—
Depreciation and amortization	1,262	1,269	1,409	1,402	2,041	1,375	1,345	1,376

Income (loss) from continuing operations	(36,115)	3,168	2,287	2,350	2,888	3,362	2,958	2,200
Interest income (expense), net	270	263	307	386	478	472	520	111

Income (loss) from continuing operations before income taxes	(35,845)	3,431	2,594	2,736	3,366	3,834	3,478	2,311
Provision (benefit) for income taxes	(6,631)	1,304	1,013	1,012	1,115	1,419	1,287	855

Income (loss) from continuing operations, net of income taxes	(29,214)	2,127	1,581	1,724	2,251	2,415	2,191	1,456

Discontinued operation:
Loss from operation of discontinued operation, net of income taxes	—	—	—	—	(3,629)	—	(1,015)	(258)
Loss on disposal of discontinued operation, net of income taxes	—	—	—	—	(3,366)	—	(15,085)	—

Loss from discontinued operation, net of income taxes	—	—	—	—	(6,995)	—	(16,100)	(258)

Net income (loss)	$(29,214)	$2,127	$1,581	$1,724	$(4,744)	$2,415	$(13,909)	$1,198

Income (loss) from continuing operations, net of income taxes
Per basic share	$(1.57)	$0.11	$0.08	$0.09	$0.12	$0.13	$0.12	$0.11

Per diluted share	$(1.57)	$0.11	$0.08	$0.09	$0.11	$0.12	$0.11	$0.10

Loss from discontinued operation, net of income taxes:
Per basic share	$—	$—	$—	$—	$(0.37)	$—	$(0.89)	$(0.02)

Per diluted share	$—	$—	$—	$—	$(0.36)	$—	$(0.83)	$(0.02)

Net income (loss):
Per basic share	$(1.57)	$0.11	$0.08	$0.09	$(0.25)	$0.13	$(0.77)	$0.09

Per diluted share	$(1.57)	$0.11	$0.08	$0.09	$(0.24)	$0.12	$(0.72)	$0.08

Shares used in computing basic net income (loss) per share	18,642	18,600	18,834	19,052	18,766	18,386	18,050	13,728

Shares used in computing diluted net income (loss) per share	18,642	18,821	19,355	19,815	19,657	19,367	19,337	15,144

	Three months ended
As a percentage of net revenues:	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001
	(in thousands, except per share data)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	134.8	71.8	65.5	63.1	62.1	60.5	58.1	60.8
Selling and marketing	10.4	4.3	5.6	6.0	5.4	5.2	5.9	5.9
General and administrative	35.2	13.1	16.9	18.0	16.3	16.3	16.5	17.8
Restructuring and other charges	135.4	1.0	0.8	1.3	1.0	—	—	—
Depreciation and amortization	7.8	2.8	4.3	4.3	6.3	5.2	6.1	6.0

Income (loss) from continuing operations	(223.6)	7.0	6.9	7.3	8.9	12.8	13.4	9.5
Interest income (expense), net	1.7	0.6	0.9	1.2	1.5	1.8	2.4	0.5

Income (loss) from continuing operations before income taxes	(221.9)	7.6	7.8	8.5	10.4	14.6	15.8	10.0
Provision (benefit) for income taxes	(41.0)	2.9	3.0	3.1	3.5	5.4	5.9	3.7

Income (loss) from continuing operations, net of income taxes	(180.9)%	4.7%	4.8%	5.4%	6.9%	9.2%	9.9%	6.3%

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit. The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. As of September 30, 2003, there were no outstanding borrowings under this facility. As of September 30, 2003, we were in compliance with all of the financial covenants of the credit facility.

        At September 30, 2003, we also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004. Principal payments must be made in 36 equal monthly payments commencing February 29, 2004. This credit facility has a maturity date of January 31, 2007. Interest is based on either the LIBOR rate plus 2.75% or the lender's announced prime rate plus 0.5%, at our option and is payable monthly. As of September 30, 2003, we had no borrowings under this line of credit.

        In addition to the credit facilities mentioned above, we have letters of credit totaling approximately $3.3 million, which were collateralized by certain securities in our investment portfolio at September 30, 2003. Furthermore, our subsidiary, OPC had a letter of credit outstanding in the amount of approximately $138,000 collateralized by a certificate of deposit. These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

        During the fiscal year ended September 30, 2003, we repurchased 568,000 shares of Class B common stock at a total cost of approximately $6.7 million under the stock repurchase program authorized by our Board of Directors in October 1998. These purchases were funded through current holdings of cash and investments. In April 2003, the Board increased the number of shares authorized for repurchase to a total of 2.0 million shares. Of the 2.0 million shares authorized for repurchase under this program, a total of approximately 884,000 shares have been repurchased as of September 30,

2003. The timing and volume of any future purchases under this program will depend on market conditions; however, under our bank facility, stock repurchases are prohibited.

        Net cash from continuing operations provided by operating activities was $4.7 million, $14.3 million and $8.1 million in the fiscal years ended September 30, 2003, 2002 and 2001. Net cash from continuing operations provided by operating activities for the fiscal year ended September 30, 2003 resulted primarily from the loss from continuing operations, net of income taxes, offset by non-cash charges for depreciation and amortization and goodwill and asset impairment. Net cash from continuing operations provided by operating activities for the fiscal years ended September 30, 2002 and 2001 resulted primarily from income from continuing operations, net of income taxes adjusted for depreciation and amortization, partially offset by an increase in accounts receivable balances resulting from increased sales.

        Net cash from continuing operations used in investing activities was $12.6 million in the fiscal year ended September 30, 2003, $67.6 million in the fiscal year ended September 30, 2002, and $12.5 million in the fiscal year ended September 30, 2001. Net cash from continuing operations used in investing activities for the fiscal year ended September 30, 2003 primarily consisted of contingent earnout payments related to business combinations, net purchases of available-for-sale securities and capital expenditures. Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2002 resulted primarily from the acquisition of OPC for approximately $70.6 million ($30.7 million, excluding cash, restricted cash and short-term and long-term investments acquired), the acquisition of GSC for approximately $8.4 million and the acquisition of Chayet Communications Group, Inc. for approximately $1.1 million, including earnout payments. Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2001 resulted primarily from the acquisition of certain assets and liabilities of The Point Group Companies, Inc. and payments of the purchase price and contingent earnouts related to the acquisition of certain assets and liabilities of The SCA Group, Inc. and Harris Chapman (collectively "SCA").

        Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $1.7 million in the fiscal year ended September 30, 2003, $4.6 million in the fiscal year ended September 30, 2002, and $1.9 million in the fiscal year ended September 30, 2001. Capital expenditures were primarily attributable to geographic expansion, establishment of child support payment processing centers, other project-related capital expenditures and development of our technology infrastructure. Future capital expenditures may continue to fluctuate. We anticipate that we will continue to have capital expenditures in the near-term related to, among other things, purchases of computer equipment and software to enhance our operations and support our growth, as well as potential expenditures related to the establishment or expansion of child support payment processing and other transaction processing centers.

        Net cash from continuing operations used in financing activities totaled $5.5 million in the fiscal year ended September 30, 2003, compared to net cash from continuing operations provided by financing activities of $80.8 million in the fiscal year ended September 30, 2002 and $10.2 million in the fiscal year ended September 30, 2001. Net cash from continuing operations used in financing activities for the fiscal year ended September 30, 2003 resulted primarily from the repurchase of Class B common stock under our stock repurchase program, partially offset by the issuance of Class B common stock. Net cash from continuing operations provided by financing activities in the fiscal year ended September 30, 2002 was primarily the result of the proceeds of our follow-on stock offering and the proceeds from the exercise of employee stock options, partially offset by the repayment of the bank line of credit. In the fiscal year ended September 30, 2001, net cash from continuing operations provided by financing activities was primarily the result of bank borrowings and the exercise of stock options.

        We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; legal costs incurred to comply with the DOJ investigation; legal costs incurred arising out of our dispute with CalPERS and to defend against the shareholder litigation in federal and state courts; our ability to draw on our bank facility and employee growth. To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The raising of additional capital may dilute our shareholders' ownership in us.

        During the fourth quarter of fiscal 2003, we initiated a strategic review of our business units. This review was completed in the fourth quarter of fiscal 2003, and we decided to renew our focus on our core Government Services businesses while exiting unprofitable or marginal business operations. As a result of this review, we recorded restructuring charges of approximately $19.8 million during the quarter ended September 30, 2003. This restructuring charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses, of which $529,000 was paid in fiscal year 2003. The restructuring plan includes the termination of approximately 50 employees, of which approximately 30 employees remained to be terminated at September 30, 2003. Additional goodwill and intangible asset impairment charges of approximately $1.0 million and additional severance of approximately $2.1 million are expected to be incurred in the first quarter of fiscal 2004. As a result of the 2003 Restructuring, we expect to save approximately $6.3 million in salary costs and $475,000 in facility costs in fiscal 2004.

        As a result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the involuntary termination of employees of $2.7 million and the consolidation of facilities of $546,000 (net of sublease income of $295,000). The assumed severance liability included severance for 27 individuals and the closing of certain office space. During fiscal year 2003, we made cash payments of $1.1 million for severance and $361,000 for facilities.

        We expect to make a total of $1.2 million in cash payments related to the settlement of these accrued restructuring liabilities in fiscal year 2004 and $1.1 million in cash payments in fiscal year 2005.

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

Disclosures About Contractual Obligations And Commercial Commitments as of September 30, 2003

        As of September 30, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Debt, including interest	$397	$181	$213	$3	$—
Operating leases	9,486	3,249	4,229	2,008	—
Restructuring liability	2,330	1,240	1,090	—	—

Total	$12,213	$4,670	$5,532	$2,011	$—

	Amount of commitment expiration per period
Other Commercial Commitments	Total amounts committed	Less than 1 year	2-3 years	4-5 years	After 5 years
Standby letters of credit	$3,484	$3,000	$289	$—	$195
Performance bonds	36,450	30,719	5,731	—	—

Total	$39,934	$33,719	$6,020	$—	$195

Recent Accounting Standards

        In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We have decided not to elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The adoption of Issue 00-21 did not have a material impact on our operating results.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support. FIN 46 applies immediately to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, we are required to apply the provisions beginning October 1, 2003. Additionally, FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: 1) the enterprise will be the primary beneficiary of an existing VIE that will require consolidation or 2) the enterprise will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not currently have any VIEs to consolidate or disclose. However, if we enter into any such arrangements with a VIE in the future, our financial position, results of operations and cash flows may be adversely impacted.

        In April 2003, the FASB issued Statement of Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We have not used such instruments in our share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We do not believe the adoption of this statement will have a material effect on our consolidated financial position, results of operations or cash flows.

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

  •
  dependency on our technology and credit/debit card partners;

  •
  the adequacy of provisions for losses, including provisions for accounts receivable, unbilled receivables and other receivables;

  •
  economic conditions in the markets we serve;

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

  •
  the seasonality of the OPC's business, due primarily to the fact that the majority of federal and state personal income tax payments are made in March and April and real estate and personal property tax payments may be made annually or semi-annually in many jurisdictions;

  •
  changes to discount fees charged to OPC by its credit/debit card partners for processing credit/debit card transactions;

  •
  the contractual terms and degree of completion of projects;

  •
  any delays or costs incurred in connection with, or early termination of, a project;

  •
  our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and sub-contractors;

  •
  the amount and timing of costs related to our sales and marketing and other initiatives;

  •
  legal expenses incurred in complying with the DOJ investigation, our dispute with CalPERS and shareholder litigation in federal and state courts;

  •
  variability of software license fee revenue in a particular quarter;

  •
  start-up costs incurred in connection with the initiation of large projects;

  •
  any assessment of potential penalties or contingent obligations in connection with a project or legal claim; and

  •
  estimates made for restructuring liabilities.

        The timing and realization of opportunities in our sales pipeline make the timing and variability of net revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are fixed in advance. We also typically reach the annual limitation on FICA contributions for many of our U.S. employees before the end of the calendar year. As a result, U.S. employer payroll taxes will vary significantly from quarter to quarter during the fiscal year and will generally be higher at the beginning of the calendar year and net revenues will vary from quarter-to-quarter during the fiscal year. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our Class B common stock. In addition, our operating results may from time to time fall below the expectations of analysts and investors. If so, the market price of our Class B common stock may decline significantly.

        As discussed in Note 4 to our Condensed Consolidated Financial Statements, we adopted SFAS 142 as of October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated. If we do not meet our long-term forecasts, or if the trading price of our Class B common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge to write-off substantially all of the associated goodwill totaling $17.6 million. In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our remaining segments was impaired. The results did not indicate any impairment loss. In addition, other acquired intangible assets are tested for impairment whenever an event or circumstance indicates the carrying value of other acquired intangible assets may not be recoverable. No additional impairment resulted. At September 30, 2003, we had goodwill of $30.1 million and other intangibles of $24.8 million. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We rely on small numbers of projects, customers and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

        We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. The completion or cancellation of a large project or a significant reduction in its scope would significantly reduce our net revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows. In the fourth fiscal quarter of fiscal 2003, CalPERS terminated our systems integration contract. As a result we recorded an adjustment to revenue of approximately $12.8 million to write down the total value of our unbilled receivable from CalPERS.

        For the fiscal year ended September 30, 2003, or top ten clients represented 58.7% of our total net revenues and IRS taxpayers accounted for 14.0% of our total net revenues. The existing contract with the IRS allows the IRS to terminate OPC's services at any time for any or no reason. Even though our net revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our net revenues and cash flows.

        We currently perform services for three different state governments as a subcontractor to ACS. For the fiscal year ended September 30, 2003, work performed under these three subcontracts accounted for 10.2% of total net revenues. The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may not use our services in a subsequent period. For example, although our agreement with ACS contemplated that we would jointly pursue a request for proposal for child support processing for the state of California, the two companies have mutually decided not to pursue this proposal jointly. We intend to pursue the opportunity with another partner. As a result of the decision to pursue the opportunity with another partner, we cannot predict if this will affect the three subcontracts under our existing relationship with ACS or the future revenue associated with those subcontracts. The loss of revenues from those subcontracts could adversely affect future operating results and cash flows.

        As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows. Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances. At September 30, 2003, unbilled receivables for three clients accounted for 44.5%, 25.2% and 20.4% of total unbilled receivables. At September 30, 2003, total accounts receivable and unbilled receivables, for these three clients accounted for 21.0%, 17.1% and 7.5%, respectively, of total net accounts receivable and unbilled receivables. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts.

        Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces and complete functional requirements could result in our underestimating the work required to complete a project. If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the fiscal year ended September 30, 2003, 21.6% of our net revenues were generated on a fixed price basis and 58.7% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

A continued decline in the current economic climate could adversely affect our net revenues and cash flows.

        There are some parts of our business that experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs under continuing uncertain economic and political conditions. We continue to see clients reduce or defer their expenditures or defer the start of work already contracted. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our business. From time to time, in responding to competitive pressures, we lower the prices of our products and services. If we are unable to reduce our costs or improve operating efficiencies when we offer such lower prices, our net revenues and margins will be adversely affected.

        OPC's net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments. Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates. A continued decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce OPC's revenues from convenience fees. A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may reduce OPC's revenues from convenience fees. In addition, continued decline in the economy may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers' use of OPC's services. If the economy continues to decline, our results of operations and cash flows could be adversely affected.

We depend on government agencies for our net revenues and the loss or decline of existing or future government agency funding would adversely affect our net revenues and cash flows.

        For the fiscal year ended September 30, 2003, approximately 91.2% of our net revenues were derived from services provided to government agencies, including convenience fees earned by OPC with respect to payments made by constituents to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause. In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

The litigation with CalPERS could negatively affect our business and operating results.

        In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, against CalPERS to recover added costs associated with our systems integration project for the contributions reporting system and to overturn CalPERS' decision to terminate the contract for default. We seek to recover damages and project delay, disruption and interference costs on the project. CalPERS terminated the contract for default after we sought to recover added costs due to CalPERS-caused delays, disruption and interference. There is no guarantee that we will be successful in our lawsuit against CalPERS or that we will recover the damages we seek. CalPERS may file a counter-claim against us. Due to the risks and uncertainty inherent in any litigation, there is the possibility that CalPERS could prevail against the Company. In this litigation, the prevailing party will be entitled to their attorney's fees. Accordingly, there is the possibility that if we are found liable to CalPERS, we would be required to pay their damages, which could be substantial, and their attorneys fees, as well as our own. The costs of litigation can be substantial and the process can be lengthy and unpredictable. There may be claims made against us by subcontractors or other third parties. There may be claims made against our performance bond. Under the terms of our indemnity agreement with the surety that provided the performance bond, we are obligated to reimburse the surety for their investigation expenses in this matter. An ongoing dispute with a former client could negatively impact our ability to secure additional contracts and business for other clients. Management may be required to devote substantial time to the litigation process and may result in the diversion of their time and attention for other revenue-generating activities.

An investigation involving the child support payment processing industry may negatively affect our business and operating results.

        In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the Antitrust Division of the DOJ. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ's investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division's Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against the Company and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. During fiscal year 2003, we incurred approximately $1.3 million of legal costs to comply with the subpoena which includes approximately $305,000 paid under directors and officers indemnification agreements. We anticipate that we will incur an additional $1.5 million in fiscal year 2004 as we continue to cooperate with the investigation. Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could have a material adverse effect on our financial condition, results of operations and business.

Because we sometimes work with third parties and/or use third party software in providing products and services to clients, our reputation, operating results and competitiveness could be adversely affected by those third parties.

        We frequently join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. Our ability to service some of our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. In these situations, we depend on the software, resources and technology of these third parties in order to perform work under the engagement. Failure of third parties to meet their contractual obligations or other actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could adversely impact a project, damage our reputation and adversely affect our ability to attract new business. In addition, the inability to negotiate terms of a contract with a third party, the refusal or inability of these third parties to permit continued use of their software, services or technology by us, our inability to gain access to software that has been placed in escrow by third parties, or the discontinuance or termination by the client or prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services and may adversely affect our ability to serve new clients. If we are unable to meet our contractual requirements with our clients, we could be subjected to claims by our clients.

        OPC relies on a third party co-location facility for its primary data center and it utilizes third party processors to complete payment transactions. Failure by these third parties to satisfactorily perform services may adversely affect our operating results and our reputation.

We and certain of our officers and directors have been named as defendants in recently initiated securities litigation that could result in substantial costs and divert management's attention and resources.

        We are aware of a lawsuit in which we, our chairman of the board who formerly was our chief executive officer, another executive officer who formerly was our chief financial officer and a former executive officer, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial performance during fiscal years 2002 and 2003. We are also aware of another complaint filed by a shareholder as a derivative action in state court against the same three officers, all of our current directors and a former director. The derivative complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. We believe that the claims in these lawsuits are without merit, and we intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our shareholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows if not covered by our insurance. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could have an adverse effect on our business.

We could become subject to other lawsuits that could result in material liabilities to us or cause us to incur material costs.

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

        One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From October 1, 2000 through September 30, 2003, we acquired four businesses using cash, equity and debt, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

        Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. The failure by us, or by third parties on an engagement in which we are a subcontractor, to meet a client's expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in termination of the contract, client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

        OPC's electronic credit/debit card and electronic check payment services and our child support payment processing services are designed to provide payment management functions and to limit our clients' risk of fraud or loss in effecting transactions with their constituents. As electronic services become more critical to our clients, we may be subjected to claims regarding our alleged liability for the processing of fraudulent or erroneous transactions. Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and/or licensed from third parties. Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released. In addition, we may experience disruptions in service from third-party providers. To the extent that defects or errors are undetected in the future and cannot be resolved satisfactorily or in a timely manner, our business could suffer. If one or more liability claims were brought against us, even if unsuccessful, their defense would likely be time consuming, costly and potentially damaging to our reputation. Any such liability or claim could have a material and adverse effect on our business, operating results and financial condition.

Because OPC's business model is continuing to evolve, it is difficult to evaluate OPC's business.

        At the end of July 2002, we acquired OPC, which has a history of losses. Although OPC has reduced certain operating expenses as we integrated this acquisition and has generated positive cash flow from operations, there can be no assurance that OPC will attain and maintain profitability in the future.

        The use of credit and debit cards and electronic checks to make payments to government agencies is still relatively new and evolving. To date, OPC's business has consisted primarily of providing credit and debit card payment options for the payment of federal and state personal income taxes, real estate and personal property taxes and fines for traffic violations and parking citations. Payment by electronic check is an additional payment option that OPC is implementing for electronic transactions. Because OPC has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC's business model. OPC's business model is based on consumers' willingness to pay a convenience fee (in addition to their required government or other payment) for the use of OPC's credit or debit card and electronic check payment option. Our success with respect to OPC will depend on maintaining OPC's relationship with the IRS and on maintaining existing, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents. There can be no assurances that we will be able to develop new OPC relationships or maintain existing OPC relationships, and the failure to do so could have a material and adverse effect on our business, operating results and financial condition. In addition, if consumers are not receptive to paying a convenience fee, if card associations change their rules and do not allow us to charge the convenience fees, or if credit or debit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, demand for OPC's services will decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition. OPC is charged a fee by its credit/debit card partners for processing credit/debit card payments. The fee OPC is charged can be changed with little or no notice. Any increase in the fees charged to OPC may have a material adverse impact on our business, operating results and financial conditions.

        Currently, OPC processes credit and debit card payments on behalf of VISA issuing banks for certain tax payments under a VISA tax pilot program that was created in March 2002. The tax pilot program is scheduled to end in December 2004. If VISA does not extend the tax pilot program or make it a permanent program, OPC would be limited in its ability to accept VISA cards and this could have a material adverse impact on our financial condition and results of operations.

        Demand for OPC's services would also be adversely impacted by a decline in the use of the Internet. Factors that could reduce the level of Internet usage or electronic commerce include the actual or perceived lack of security or privacy of information, traffic congestion or other Internet access delays, excessive government regulation, increases in access costs, or the unavailability of cost-effective high speed service.

If we are unable to obtain adequate insurance coverage or sufficient performance bonds for any reason, our business will be adversely affected.

        We maintain insurance to cover a variety of different business risks including, but not limited to, errors and omissions, directors and officers, general liability and workers' compensation policies. There can be no assurance that we can maintain the same scope and amount of insurance coverage on reasonable terms or obtain such insurance at all. Our inability to renew policies or maintain the same level of coverage would adversely affect our business and increase our risk exposure. Any claims against our policies may impact our ability to obtain such insurance on reasonable terms, if at all. Increased premiums or a claim made against a policy could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

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

Our Class B common stock price and trading volume have been and could continue to be volatile, which could result in substantial losses for investors in our Class B common stock.

        Our Class B common stock price and trading volume have been and could continue to be volatile. These price fluctuations may be rapid and severe and may leave investors little time to react. Factors that affect the market price of our Class B common stock include:

  •
  quarterly variations in operating results;

  •
  developments with respect to specific projects, such as our contract dispute with CalPERS;

  •
  developments in our organization, such as our restructuring in the fourth quarter of fiscal 2003;

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

        Any system failure, including network, software or hardware failure or operations disruptions, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage, capacity constraints, health epidemics or terrorist attacks, could cause interruptions, delays in our business, loss of data or damage to our reputation. Any system failure in our OPC business, particularly during income tax season, could have a material adverse impact on our reputation, results of operations and financial condition. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our child support transaction processing, could be suspended or interrupted, we could incur contractual penalties and our business could be harmed. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

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

        A constraint in OPC's capacity to process transactions could impair the quality and availability of OPC's service. Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of service. Although we believe that OPC has sufficiently expanded its system capacity to accommodate anticipated future growth, there are no assurances that OPC will not suffer capacity constraints caused by sharp increases in the use of its services. Due to the large number of tax payments made in March and April, there is an increased risk that OPC will suffer a capacity constraint during that period, which could have an adverse effect on our business, operating results and financial condition.

If OPC's clients or credit/debit card issuers cease to publicize OPC's services or adversely change the manner in which OPC's services are promoted, consumer use of its services may slow, and we may suffer a large increase in advertising costs.

        Currently, OPC's government clients and credit/debit card issuers provide a significant portion of the publicity for its services, without any charge to OPC. If clients cease to publicize OPC's services, or charge OPC for this publicity, advertising costs will increase substantially, resulting in a material and adverse effect on our business, operating results and financial condition. While OPC endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so. In addition, the clients may publicize other services, including those of its competitors. For example, the IRS's tax year 2002 Form 1040 instruction booklet listed OPC's name before a competitor's name in regard to providers of electronic credit/debit card payment services, whereas for the 2003 tax year (i.e., filing due date of April 15, 2004), OPC's name will be listed second.

        In addition, OPC advertises in conjunction with its credit/debit card partners under co-operative advertising programs. If OPC's credit/debit card partners fail to contribute to the co-operative advertising programs, OPC's ability to advertise may be impacted.

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

        We have proprietary software that is licensed to clients pursuant to licensing agreements and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. Issues relating to the ownership of, and rights to use, software and application frameworks can be complicated, and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such software and application frameworks. A portion of our business also involves the development of software applications for specific client engagements or the customization of an existing software product for a specific client. Ownership of the developed software and the customizations to the existing software are the subject of negotiation with each particular client and is typically assigned to the client. We also develop software application frameworks, and may retain ownership or marketing rights to these application frameworks, which may be adapted through further customization for future client projects. Some of our clients have prohibited us from marketing the software and application frameworks developed specifically for them for a specified period of time or to specified third parties, and others may demand similar or other restrictions in the future.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities.

Control of our company by our chairman of the board could make it difficult for another company to acquire us and could depress the price of our Class B common stock.

        Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock. The voting power held by Mr. James L. Bildner, our chairman of the board and former chief executive officer, in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner represented 34.5% of our total common stock voting power outstanding at September 30, 2003. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

        We conduct operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Net revenues from United Kingdom operations represented 1.2% of our total net revenues for the fiscal year ended September 30, 2003. Near-term changes in exchange rates may have a material impact on our future net revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions for the fiscal year ended September 30, 2003. There can be no assurance that a sudden and significant decline in the value of the British pound or Euro would not have a material adverse effect on our financial condition and results of operations. We expect to wind up our United Kingdom operations in fiscal 2004.

Interest rate sensitivity

        We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at September 30, 2003, the fair value of the portfolio would decline by $2.9 million. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 8. Financial Statements and Supplementary Data

        See "Index to Consolidated Financial Statements" for a listing of the financial statements filed with this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient as of the end of the period covered by this report to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

PART III

Item 10. Directors and Executive Officers of the Registrant

  (a)
  Executive Officers. See "Executive Officers" in Part I of this report.

  (b)
  Directors. Information concerning our Directors, audit committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers." We intend to file our proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year ended September 30, 2003.

  (c)
  Code of Ethics. We have adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company. A copy of our Code of Ethics is posted on our Internet site at http://www.tier.com. In the event that we make any amendment to, or grants any waivers of, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

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

Item 14. Principal Accountant Fees and Services

        The information required under this item may be found under the section captioned "Ratification of Selection of Independent Auditors" in our proxy statement and is incorporated herein by reference.

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

    (3)
    Exhibits. See "Exhibit Index."

  (b)
  Reports on Form 8-K.

    Current Report on Form 8-K, filed August 1, 2003, pursuant to Item 12. Reference is made to the press release of Registrant, issued August 1, 2003, announcing the Company's third quarter fiscal 2003 results.*

  (c)
  Exhibits. See "Exhibit Index."

  (d)
  Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

*
Designates Form 8-K was furnished rather than filed.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Tier Technologies, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 4 to the consolidated financial statements, effective October 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
November 3, 2003, except for the
1st and 2nd paragraphs of Note 16 and
Note 17 which are as of December 12, 2003

TIER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$28,205	$41,750
Short-term investments	5,492	18,571
Accounts receivable, net of allowance for doubtful accounts of $952 in 2003 and $753 in 2002	18,864	16,211
Unbilled receivables	7,805	16,475
Prepaid expenses and other current assets	7,352	7,908

Total current assets	67,718	100,915
Equipment and software, net	5,725	8,751
Notes and accrued interest receivable from related parties, less current portion	2,152	1,967
Goodwill	30,082	47,917
Other acquired intangible assets, net	24,832	28,201
Long-term investments	24,883	4,201
Restricted investments	7,707	7,705
Other assets	1,875	1,462

Total assets	$164,974	$201,119

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,192	$959
Accrued liabilities	9,550	11,184
Accrued subcontractor expenses	5,500	3,257
Accrued compensation and related liabilities	4,243	3,979
Purchase price payable	83	3,387
Income taxes payable	—	1,756
Deferred income	3,485	3,231
Other current liabilities	150	470

Total current liabilities	25,203	28,223
Long-term debt, less current portion	194	288
Other liabilities	1,427	1,129
Deferred taxes payable	—	4,458

Total liabilities	26,824	34,098

Commitments and contingencies (Notes 6, 9, 16 and 17)
Shareholders' equity:
Preferred stock, no par value; authorized shares—4,579; no shares issued and outstanding	—	—
Common stock, no par value; authorized shares—43,480; issued and outstanding shares—18,658 in 2003 and 19,008 in 2002	164,742	169,772
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(350)	(291)
Accumulated deficit	(24,469)	(687)

Total shareholders' equity	138,150	167,021

Total liabilities and shareholders' equity	$164,974	$201,119

See accompanying notes.

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,
	2003	2002	2001
Net revenues	$127,102	$103,814	$97,370
Costs and expenses:
Direct costs	96,545	62,866	59,878
Selling and marketing	7,421	5,747	6,272
General and administrative	23,099	17,318	16,236
Restructuring and other charges	23,007	337	—
Depreciation and amortization	5,341	6,138	5,152

Income (loss) from continuing operations	(28,311)	11,408	9,832
Interest income	1,282	1,875	1,247
Interest expense	55	294	459

Income (loss) from continuing operations before income taxes	(27,084)	12,989	10,620
Provision (benefit) for income taxes	(3,302)	4,676	3,887

Income (loss) from continuing operations, net of income taxes	(23,782)	8,313	6,733

Discontinued operation:
Loss from operations of discontinued operation, net of income taxes	—	(4,902)	(1,181)
Loss on disposal of discontinued operation, net of income taxes	—	(18,451)	—

Loss from discontinued operation, net of income taxes	—	(23,353)	(1,181)

Net income (loss)	$(23,782)	$(15,040)	$5,552

Income (loss) from continuing operations, net of income taxes:
Per basic share	$(1.27)	$0.48	$0.53

Per diluted share	$(1.27)	$0.45	$0.50

Loss from discontinued operation, net of income taxes:
Per basic share	$—	$(1.36)	$(0.09)

Per diluted share	$—	$(1.27)	$(0.09)

Net income (loss):
Per basic share	$(1.27)	$(0.87)	$0.44

Per diluted share	$(1.27)	$(0.82)	$0.41

Shares used in computing basic income (loss) per share	18,782	17,225	12,687

Shares used in computing diluted income (loss) per share	18,782	18,376	13,455

See accompanying notes.

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock
	Class A		Class B		Notes Receivable From Shareholders		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
						Deferred Compensation			Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at September 30, 2000	1,254	$1,278	11,244	$64,659	$(1,773)	$(117)	$(3,571)	$8,801	$69,277
Exercise of stock options	—	—	428	2,690	—	—	—	—	2,690
Issuance of Class B common stock	—	—	36	188	—	—	—	—	188
Tax benefit of stock options exercised	—	—	—	694	—	—	—	—	694
Conversion of Class A common stock into Class B common stock	(287)	(286)	287	286	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	156	1,391	—	—	—	—	1,391
Amortization of deferred compensation	—	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	—	5,552	5,552	$5,552
Foreign currency translation adjustment	—	—	—	—	—	—	(1,757)	—	(1,757)	(1,757)

Balance at September 30, 2001	967	992	12,151	69,908	(1,773)	—	(5,328)	14,353	78,152	$3,795

Exercise of stock options	10	36	1,575	12,400	—	—	—	—	12,436
Issuance of Class B common stock	—	—	4,164	77,581	—	—	—	—	77,581
Tax benefit of stock options exercised	—	—	—	4,349	—	—	—	—	4,349
Conversion of Class A common stock into Class B common stock	(97)	(98)	97	98	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	141	2,604	—	—	—	—	2,604
Option acceleration charge from discontinued operations	—	—	—	1,902	—	—	—	—	1,902
Net loss	—	—	—	—	—	—	—	(15,040)	(15,040)	$(15,040)
Unrealized loss on investments	—	—	—	—	—	—	(67)	—	(67)	(67)
Foreign currency translation adjustment	—	—	—	—	—	—	5,104	—	5,104	5,104

Balance at September 30, 2002	880	930	18,128	168,842	(1,773)	—	(291)	(687)	167,021	$(10,003)

Exercise of stock options	—	—	182	1,218	—	—	—	—	1,218
Issuance of Class B common stock	—	—	36	417	—	—	—	—	417
Repurchase of Class B common stock	—	—	(568)	(6,665)	—	—	—	—	(6,665)
Net loss	—	—	—	—	—	—	—	(23,782)	(23,782)	$(23,782)
Unrealized loss on investments	—	—	—	—	—	—	(50)	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	—	(9)	(9)

Balance at September 30, 2003	880	$930	17,778	$163,812	$(1,773)	$—	$(350)	$(24,469)	$138,150	$(23,841)

See accompanying notes

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2003	2002	2001
Operating activities
Income (loss) from continuing operations, net of income taxes	$(23,782)	$8,313	$6,733
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Depreciation and amortization	7,723	8,443	6,687
Amortization of deferred compensation	—	—	117
Goodwill and other assets impairment charge	18,197	—	—
Provision for doubtful accounts	199	544	25
Deferred income taxes	(2,192)	(785)	(1,078)
Tax benefit of stock options exercised	—	4,349	694
Forgiveness of notes receivable from employees	54	65	70
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	5,439	(4,301)	(3,719)
Income taxes payable	(4,131)	1,257	2,119
Prepaid expenses and other current assets	807	(2,826)	(335)
Other assets	(42)	538	(534)
Accounts payable and accrued liabilities	2,114	(1,408)	(2,051)
Deferred income	264	141	(671)

Net cash from continuing operations provided by operating activities	4,650	14,330	8,057

Investing activities
Purchase of equipment and software	(1,664)	(2,901)	(1,878)
Notes and accrued interest receivable from related parties	(263)	(338)	(477)
Repayments on notes and accrued interest receivable from related parties	15	521	190
Business combinations, net of cash acquired	(3,057)	(67,821)	(10,847)
Restricted investments	(2)	(7,125)	—
Purchases of available-for-sale securities	(35,103)	(48,293)	(11,428)
Sales of available-for-sale securities	5,989	43,750	3,696
Maturities of available-for-sale securities	21,461	14,476	8,286
Other assets	—	85	4

Net cash from continuing operations used in investing activities	(12,624)	(67,646)	(12,454)

Financing activities
Borrowings under bank lines of credit	—	—	7,500
Payments under bank lines of credit	—	(7,500)	—
Repurchase of Class B common stock	(6,665)	—	—
Net proceeds from issuance of Class A and Class B common stock	1,635	90,092	2,878
Payments on capital lease obligations, other financing arrangements and notes payable to shareholders	(482)	(1,830)	(204)

Net cash from continuing operations provided by (used in) financing activities	(5,512)	80,762	10,174
Effect of exchange rate changes on cash	(59)	(119)	(22)

Net cash from continuing operations	(13,545)	27,327	5,755
Net cash provided by (used in) discontinued operation	—	1,249	(1,316)

Net increase (decrease) in cash and cash equivalents	(13,545)	28,576	4,439
Cash and cash equivalents at beginning of period	41,750	13,174	8,735

Cash and cash equivalents at end of period	$28,205	$41,750	$13,174

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$55	$294	$459

Income taxes paid, net	$2,988	$2,373	$2,141

Supplemental disclosure of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$68	$1,717	$10

Assumed liabilities related to business combinations	$—	$15,514	$349

Class B common stock issued in business combinations	$—	$2,604	$1,391

Conversion of Class A common stock to Class B common stock	$—	$98	$286

Stock options acceleration charge from discontinued operation	$—	$1,902	$—

Write down of unbilled receivables	$12,936	$—	$—

See accompanying notes.

TIER TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Tier Technologies, Inc. (the "Company") is a provider of transaction and online payment processing and packaged software and systems implementation services to federal, state and local clients. The Company combines its understanding of enterprise-wide systems with domain knowledge and works closely with its government clients to determine, evaluate and implement strategies that allow it to rapidly channel emerging technologies into business operations. The Company has offices located throughout the United States. During the fourth quarter of fiscal 2003, the Company decided to close its United Kingdom business.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company translates the accounts of its United Kingdom subsidiary using the local foreign currency as the functional currency. The assets and liabilities of the subsidiary are translated into U.S. dollars using exchange rates in effect at the balance sheet date, net revenues and expenses are translated using the average exchange rate for the period, and gains and losses from this translation process are included in shareholders' equity.

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

Revenue Recognition and Credit Risk

        The Company derives net revenues from five principal delivery offerings: transaction and online payment processing; systems design and integration; business process reengineering; business process outsourcing; and maintenance and support services. Net revenues include software license revenues and reimbursements from clients for out-of-pocket expenses. Neither software license nor reimbursements revenues were greater than 10% of total net revenues for each period included in these consolidated financial statements.

        Transaction and Online Payment Processing—Transaction and online payment processing revenues are recorded in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition. Transaction processing revenues includes revenues recorded at the Company's child support payment processing centers and Official Payments Corporation ("OPC"), the Company's wholly-owned subsidiary and are based upon a per-transaction fee or a percentage of the dollar amount processed. Revenues are recognized each month based on the number of transactions performed and dollar amount processed in that month after the Company has received a signed contract, the price per transaction or percentage and dollar amount processed is fixed according to the contract, and collectibility is reasonably assured. The Company assesses the probability of collection based upon the client's financial condition and prior payment history.

        Systems Design and Integration—Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients' operating functionality.

        License and services revenues for contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized over the period of each engagement, using the percentage-of-completion method of Statement of Position 81-1 "Accounting for the Performance of Construction Type and Certain Production Type Contracts." The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion. Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term. A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated. If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby the amount of revenue recognized is limited to the amount of costs until such time, as the total loss can be estimated. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables. Revenues recognized under the percentage-of-completion method were $10,121,000, $25,783,000 and $14,911,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

        Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price. Included in prepaid and other assets at September 30, 2003 and 2002, respectively, were $34,000 and $0 of deferred costs related to change orders not yet approved.

        Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition". Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized the earlier of the due date or when payment is received. Revenues from software license fees not requiring significant modification were $75,000, $329,000 and $88,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

        For license arrangements with multiple obligations (for example, undelivered maintenance and support), the Company allocates revenues to each component of the arrangement using the residual value method of accounting based on the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance and support obligations for software licenses is based upon the specific sale of renewals to customers or upon renewal rates quoted in the contracts.

        Under the terms of its license agreements, the Company does not offer return rights or price protection. Therefore, no provisions have been made for sales returns. For its proprietary software, the Company offers routine, short-term warranties that its software will operate free of material defects and in conformity with written documentation. Under these agreements, if the Company has an active maintenance agreement with the customer, the Company accounts for any obligation in conformity with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." If the Company does not have a maintenance contract in place, the warranty is considered implied maintenance and the Company defers revenues consistent with other maintenance and support obligations.

        Business Process Reengineering and Business Process Outsourcing—Revenues from business process reengineering and business process outsourcing are recognized in accordance with SAB 101. Business process reengineering and business process outsourcing revenues are recognized when there is a signed contract, the price is fixed or determinable from the contract and collectibility is reasonably assured. The Company assesses the probability of collection based upon the customer's financial condition and prior payment history, when available. The Company records revenues as the services are performed. If the arrangement is fixed fee, revenues are recorded on the straight-line basis over the service period. Frequently, the Company's right to bill under these arrangements is contingent upon customer acceptance. If there are customer acceptance provisions, revenues are recorded after customer acceptance occurs.

        Maintenance and Support Services—The Company provides ongoing maintenance and support services. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. Non-essential support services, including training and consulting, are also typically provided on a time and materials basis and revenue is recognized as the services are performed. In all cases, revenues are recognized only after a contract is signed which indicates a fixed or determinable price and the Company believes, based upon its assessment of the customer's financial condition, that collection is reasonably assured.

        Multiple Elements Arrangements—The Company has several engagements that provide a combination of services from several delivery offerings as part of the overall project. For these multiple element arrangements, the Company allocates revenue to each element based on the fair value of the delivery offering. In establishing fair value, the Company uses prices charged on similar contracts.

Customer Concentration and Risk

        For the fiscal year ended September 30, 2003, revenues from IRS taxpayers totaled approximately $17,834,000, which represented 14.0% of total net revenues. For the fiscal year ended September 30, 2002, revenues from two clients totaled approximately $13,624,000 and $10,932,000, which represented 13.1% and 10.5% of total net revenues. Net revenues derived from sales to governmental agencies were approximately $115,921,000, $85,511,000 and $69,123,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

        The Company's contracts with government agencies typically include a termination for convenience clause. The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public's best interest. Each contract has specific remedies under a termination for convenience and the remedy generally provides a settlement claim which includes costs relating or allocable to the terminated contract, including settlement expenses and a reasonable profit. The Company's contracts with government agencies also typically provide for termination for cause when either party endangers the performance in the contract.

        Unbilled receivables were $7,805,000 and $16,475,000 at September 30, 2003 and 2002, respectively, of which approximately $7,599,000 and $15,258,000, respectively, related to contracts with government agencies. Unbilled receivables for three clients accounted for 44.5%, 25.2% and 20.4%, respectively, of total unbilled receivables at September 30, 2003. Total accounts receivable and unbilled receivables, for these three clients accounted for 21.0%, 17.1% and 7.5%, respectively, of total net accounts receivable and unbilled receivables, at September 30, 2003. Amounts will become billable upon completion of project milestones or customer acceptance. Unbilled receivables for two clients accounted for 40.2% and 25.4%, respectively, of total unbilled receivables at September 30, 2002. Total accounts receivable and unbilled receivables, for these two clients accounted for 20.0% and 18.2%, respectively, of total net accounts receivable and unbilled receivables, at September 30, 2002.

        The Company received a notice of breach and termination of a significant contract on August 25, 2003 and recorded $12,831,000 as a revenue reversal on this loss contract for amounts unbilled and uncollected as of the date of termination. From inception through June 30, 2003, the Company had recorded revenue under the percentage-of-completion method of $20,340,000 under the terms of the contract and collected $7,508,000 in cash including $985,000 in July 2003. The Company filed a lawsuit to recover added costs associated with the contract and to overturn the termination of the contract for default. The Company also wrote-off $532,000 in deferred costs related to change orders that were being negotiated at June 30, 2003.

        Also included in accounts receivable and other assets at September 30, 2003 was approximately $1,448,000, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $461,000 was expected to be collected within one year, $430,000 was expected to be collected within two years and $557,000 was expected to be collected within three years. Included in accounts receivable and other assets at September 30, 2002 was approximately $925,000 of retainages, of which approximately $529,000 was expected to be collected within one year and $396,000 was expected to be collected within two years.

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

        In the course of operating a payment processing center for a client, the Company may maintain bank accounts for the deposit and disbursement of monies on behalf of the client. The cash balance of the accounts and the related liability of the same amount are netted in the accompanying consolidated balance sheets since the Company has the right to offset such amounts.

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

        Investments with maturities greater than 12 months as of the balance sheet date are classified as long-term investments. These long-term investments are categorized by the Company as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices and are primarily comprised of state and local municipalities' debt readily traded on over-the-counter markets.

        At September 30, 2003, restricted investments of approximately $7,707,000 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through May 2005.

Advertising Expense

        The Company expenses the cost of advertising, net of cooperative advertising contributions received from partners, during the period the advertising takes place.

Equipment and Software

        Equipment and software are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, which range from three to seven years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

Long-Lived Assets

        Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." As of October 1, 2002, the Company adopted SFAS 142 and stopped amortizing goodwill. Under SFAS 142, the Company will evaluate goodwill for impairment annually during the fourth quarter of its fiscal year, or more frequently if impairment indicators arise. Identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

        Goodwill and certain intangible assets not subject to amortization are assessed for impairment annually (or more frequently if events or changes indicate that the asset may be impaired) using fair value measurement techniques. The impairment test of goodwill consists of a two-step process. The first step of the test is used to identify potential impairment by comparing the fair value of a reporting unit (which the Company has determined to be consistent with its reportable segments) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.

Software Development Costs

        Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, software development costs incurred prior to technological feasibility have not been material and have been charged to expense. Capitalized external use software at September 30, 2003 and 2002 was approximately $4,457,000 and $4,408,000, respectively, and the associated accumulated amortization was $2,579,000 and $1,462,000, respectively. These amounts have been included in Software in the table in Note 3. Amortization expense related to external use software for the years ended September 30, 2003, 2002 and 2001 was $1,492,000, $923,000 and $214,000, respectively. External use software included software acquired through business combinations of $2,700,000, internally developed software which has been licensed to the Company's clients of $1,214,000 and third party software sublicensed to the Company's clients of $543,000.

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

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation Costs—Transition and Disclosure," which provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS 148 also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based compensation. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for

Stock Issued to Employees" and provides the disclosure required in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company adopted the disclosure provisions of SFAS 148 in January 2003.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company would have applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Year Ended September 30,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss), as reported	$(23,782)	$(15,040)	$5,552
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	1,902	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effects	2,767	3,823	3,074

Net income (loss), pro forma	$(26,549)	$(16,961)	$2,478

Basic net income (loss) per share, as reported	$(1.27)	$(0.87)	$0.44

Basic net income (loss) per share, pro forma	$(1.41)	$(0.98)	$0.20

Diluted net income (loss) per share, as reported	$(1.27)	$(0.82)	$0.41

Diluted net income (loss) per share, pro forma	$(1.41)	$(0.92)	$0.18

        The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected volatility	59.0%-72.6%	72.6%	75.9%
Risk-free interest rate	1.05%-3.55%	2.60%-5.11%	3.62%-6.01%
Expected life of the option	0.5 to 6 years	1.5-6 years	1.5-6 years

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires the use of the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income (Loss) Per Share

        Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income (loss) per share to the extent such shares are dilutive. In accordance with SFAS 128, "Earnings Per Share", the Company uses income from continuing operations, net of income taxes as the "control number" in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

Comprehensive Income (Loss)

        Effective October 1, 1998, the Company accounts for comprehensive income (loss) items in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income (loss) may, for example, consist of foreign currency items and unrealized gains and losses on certain investments classified as available-for-sale.

Segment Reporting

        Through September 30, 2003, the Company was managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, OPC and United Kingdom Operations. The U.S. Commercial Services segment provided business process reengineering ("BPR"), systems design and integration ("Systems") and business process outsourcing ("BPO") services to Fortune 1000 clients in the United States. The U.S. Government Services segment provided BPR, Systems, transaction processing and BPO services to federal, state and local government entities in the United States. The OPC segment provided transaction processing services to clients primarily in the public sector. The United Kingdom Operations segment provided BPR, Systems and BPO services to clients in the public and private sectors in Europe.

        The Company initiated a restructuring plan (the "2003 Restructuring") in the fourth quarter of fiscal 2003 (see Note 14). Beginning in fiscal 2004, the Company will be managed through three reportable segments: Government Business Process Outsourcing ("Government BPO"), Government Systems Integration ("Government SI") and OPC. The Government BPO segment will provide transaction processing and BPR services. The Government SI segment will provide systems integration, licensing and maintenance services. The OPC segment will provide transaction processing services.

Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements and related notes to conform to the current year presentation.

Guarantees

        In November 2002, FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under the guarantees it has issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. These disclosure provisions require a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements which the Company is currently required to disclose in accordance with FIN 45.

        The Company has various agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by the Company under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular contract. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. In addition, the Company has indemnification agreements with executive officers and directors. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. For the year ended September 30, 2003, the Company recorded costs of approximately $305,000 under indemnification agreements with certain executive officers related to the DOJ investigation (See Note 16).

        As disclosed in Note 9, the Company may be required to make contingent payments related to the achievement of future performance targets by certain acquisitions. As of September 30, 2003, contingent payments of approximately $7,190,000 may be made over the next 20 months upon the achievement of certain performance targets. These amounts are not included in liabilities at September 30, 2003. If it is determined that these contingent payments are earned in the future, the Company will record the liability at that time.

        FIN 45 also requires that a guarantor recognize a liability at the inception of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material effect on the Company's financial statements.

Impact of Recently Issued Accounting Standards

        In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has decided not to elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The adoption of Issue 00-21 did not have a material impact on the Company's operating results.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support. FIN 46 applies immediately to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, the Company is required to apply the provisions beginning January 1, 2004. Additionally, FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: 1) the enterprise will be the primary beneficiary of an existing VIE that will require consolidation or 2) the enterprise will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not currently have any VIEs that it needs to consolidate or disclose. However, if the Company enters into any such arrangements with a VIE in the future, its consolidated financial position and results of operations may be adversely impacted.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

2.    INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended September 30,
	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations, net of income taxes	$(23,782)	$8,313	$6,733

Income (loss) from discontinued operation, net of income taxes	$—	$(23,353)	$(1,181)

Net income (loss)	$(23,782)	$(15,040)	$5,552

Denominator for basic income (loss) per share-weighted average common shares outstanding	18,782	17,225	12,687
Effects of dilutive securities:
Common stock options	—	1,120	748
Contingently issuable shares	—	31	12
Common stock held in escrow	—	—	8

Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	18,782	18,376	13,455

Income (loss) from continuing operations, net of income taxes:
Per basic share	$(1.27)	$0.48	$0.53

Per diluted share	$(1.27)	$0.45	$0.50

Loss from discontinued operation, net of income taxes:
Per basic share	$—	$(1.36)	$(0.09)

Per diluted share	$—	$(1.27)	$(0.09)

Net income (loss):
Per basic share	$(1.27)	$(0.87)	$0.44

Per diluted share	$(1.27)	$(0.82)	$0.41

        Options to purchase approximately 1.5 million shares of Class B common stock at a price ranging from $12.04 to $20.70 per share were outstanding at September 30, 2003, but were not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the shares. In addition, common stock equivalents of 458,000 shares were excluded from the calculation of diluted loss per share at September 30, 2003, since their effect would have been anti-dilutive. Options to purchase approximately 255,000 shares of Class B common stock at a price ranging from $17.75 to $20.70 per share were outstanding at September 30, 2002, but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the shares. Options to purchase approximately 1.1 million shares of Class B common stock at a price ranging from $9.19 to $17.81 per share were outstanding at September 30, 2001, but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the shares.

3.    BALANCE SHEET COMPONENTS

        The components of equipment and software are as follows:

	September 30,
	2003	2002
	(in thousands)
Computer equipment	$5,298	$3,684
Software	12,235	12,094
Furniture, equipment and leasehold improvements	4,034	3,458

	21,567	19,236
Less: Accumulated depreciation and amortization	(15,842)	(10,485)

	$5,725	$8,751

        Depreciation expense for the years ended September 30, 2003, 2002 and 2001 was approximately $1,477,000, $1,539,000 and $1,645,000, respectively. Amortization expense related to software for the years ended September 30, 2003, 2002 and 2001 was approximately $2,962,000, $2,497,000 and $1,623,000, respectively. Of the total depreciation and amortization expense, approximately $2,382,000, $2,305,000 and $1,535,000 was included in direct costs for the years ended September 30, 2003, 2002 and 2001, respectively.

        Software includes both internal use and external use software. See Note 1. Internal use software includes third party software acquired for use on client projects and back office operations, software acquired through business combinations and internally developed software primarily for use in our child support payment processing operations.

        At September 30, 2003 and 2002, the cost of assets acquired under capital leases was $1,096,000 and $1,121,000, respectively, and the related accumulated depreciation and amortization was $903,000 and $800,000, respectively.

4.    GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

        As of October 1, 2002, the Company adopted SFAS 142 and stopped amortizing goodwill. The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003. Results of the initial impairment tests did not indicate any impairment loss. Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated. Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations. During the fourth quarter of fiscal year 2003, the Company decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge of $17,646,000 to write-off substantially all of the associated goodwill. As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000, representing its fair market value. The fair market value was determined by estimating the expected cash flows on the remaining contracts in these segments. In the fourth quarter of fiscal year 2003, the Company performed its annual impairment test to determine if the remaining goodwill associated with its segments is impaired. The results did not indicate any impairment loss.

        Other acquired intangible assets, net, consisted of the following at September 30, 2003 and 2002:

		September 30, 2003			September 30, 2002
	Amortization Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Client relationships	10 years	$24,400	$(2,847)	$21,553	$24,400	$(407)	$23,993
Trademarks	3 years	3,200	(373)	2,827	3,200	(53)	3,147
Technology	10 years	740	(288)	452	740	(41)	699
Acquired contracts	12 months	500	(500)	—	500	(250)	250
Non-compete agreements	59 months	—	—	—	150	(38)	112

Other acquired intangible assets, net		$28,840	$(4,008)	$24,832	$28,990	$(789)	$28,201

        Amortization expense of other acquired intangible assets was approximately $3,284,000, $777,000 and $8,000 for fiscal years ended September 30, 2003, 2002 and 2001, respectively.

        Estimated amortization expense for other acquired intangible assets on the Company's September 30, 2003 balance sheet for the next five years is as follows (in thousands):

Year Ending September 30,
2004	$3,007
2005	2,966
2006	2,760
2007	2,760
2008	2,760

$14,253

        The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2003 are as follows (in thousands):

	U.S. Commercial Services	U.S. Government Services	OPC	United Kingdom Operations	Total
Balance as of September 30, 2002	$17,924	$15,110	$14,845	$38	$47,917
Goodwill impairment due to restructuring	(17,608)	—	—	(38)	(17,646)
Adjustment to acquired deferred tax asset	—	—	(133)	—	(133)
Other goodwill activity	141	(91)	(106)	—	(56)

Balance as of September 30, 2003	$457	$15,019	$14,606	$—	$30,082

        Had the Company been accounting for goodwill under SFAS 142 for the fiscal year ended September 30, 2002 and 2001, the Company's net income (loss) and net income (loss) per share would have been as follows:

	Year Ended September 30,
	2002	2001
	(in thousands, except per share date)
Reported net income (loss)	$(15,040)	$5,552
Add back: Goodwill amortization, net of tax	2,324	2,162

Adjusted net income (loss)	$(12,716)	$7,714

Net income (loss) per basic share:
As reported	$(0.87)	$0.44
Goodwill amortization, net of tax	0.13	0.17

Adjusted net income (loss) per basic share	$(0.74)	$0.61

Net income (loss) per diluted share:
As reported	$(0.82)	$0.41
Goodwill amortization, net of tax	0.13	0.16

Adjusted net income (loss) per diluted share	$(0.69)	$0.57

5.    BANK LINES OF CREDIT

        At September 30, 2003, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit. The credit facility has a maturity date of January 31, 2005. The credit facility is collateralized by first priority liens and security interests in the Company's assets. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender's announced prime rate plus 0.25%, at the Company's option, and is payable monthly. As of September 30, 2003, there were no outstanding borrowings or standby letters of credit. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. At September 30, 2003, the Company was in compliance with all of the financial ratios of the credit facility.

        At September 30, 2003, the Company also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004. Principal payments must be made in 36 equal monthly payments commencing February 29, 2004. This credit facility has a maturity date of January 31, 2007. Interest is based on either the LIBOR rate plus 2.75% or the lender's announced prime rate plus 0.5%, at the Company's option and is payable monthly. As of September 30, 2003, the Company had no borrowings under this line of credit.

        In addition to the credit facilities noted above, the Company had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in the Company's long-term investment portfolio at September 30, 2003. Also, OPC had a letter of credit outstanding in the amount of approximately $138,000 collateralized by a certificate of deposit. These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

6.    COMMITMENTS AND CONTINGENCIES

        The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through fiscal 2008. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Year ending September 30,
2004	$3,249	$181
2005	2,557	123
2006	1,672	90
2007	1,162	3
2008	846	—
Thereafter	—	—

Total minimum lease payments	$9,486	397

Less amounts representing interest		(53)

Present value of capital lease obligations		344
Less amounts due within one year		(150)

		$194

        Rent expense for the years ended September 30, 2003, 2002 and 2001 was approximately $3,583,000, $2,526,000 and $2,296,000, respectively.

        Under certain contracts, the Company is required to obtain performance bonds from a licensed surety and to post the performance bond with the client. At September 30, 2003, the Company had aggregate bonds totaling $36,450,000 posted with clients. Certain of these bonds are secured by letters of credit and pledged investments totaling $7,000,000. Fees for obtaining the bonds are expensed over the life of the bond and are included in direct costs.

7.    SHAREHOLDERS' EQUITY

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

        The holders of Class A common stock and Class B common stock have ten votes per share and one vote per share, respectively. Each share of Class A common stock will automatically convert into one share of Class B common stock upon transfer of the share, except in limited circumstances, or at the election of the holder of such shares of Class A common stock.

        Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. During the years ended September 30, 2002 and 2001, approximately 97,000 and 287,000 shares, respectively, of Class A common stock were converted to Class B common stock. The number of authorized shares of Class A common stock was 880,000 at September 30, 2003.

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

Voting Trust

        In November 1997, all Class A shareholders transferred their Class A common stock into a voting trust. The Company's Chairman of the Board and former Chief Executive Officer was the trustee of the voting trust and had the exclusive right to vote all shares of Class A common stock held in the voting trust. The voting trust was terminated in November 2002.

Common Stock Repurchase Program

        In October 1998, the Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. In April 2003, the Board increased the number of shares authorized for repurchase to a total of two million shares. Approximately 884,000 shares have been repurchased for a total cost of approximately $8,684,000 as of September 30, 2003. Under the Company's current bank facility, stock repurchases are prohibited.

Stock Options

        In February 1997, the Company issued options to employees to purchase 240,000 shares of Class A common stock at an exercise price of $3.58 per share. As of September 30, 2002, all such options had been exercised.

1996 Equity Incentive Plan

        In February 1997, the Company adopted the 1996 Equity Incentive Plan (the "Plan"), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than ten years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant, and the options may not be exercisable after the expiration of five years from the date of grant. In September 2002, in connection with the sale of the Company's Australian operation, the Company recorded compensation expense of approximately $1,902,000 related to the acceleration of vesting upon a change in control of options previously granted to Australian employees. At September 30, 2003 and 2002, the number of shares authorized for issuance under the Plan was approximately 6,989,000. A summary of activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at September 30, 2000	3,986	$8.56
Options granted	872	$7.16
Options cancelled	(756)	$10.06
Options exercised	(428)	$6.28

Options outstanding at September 30, 2001	3,674	$8.19
Options granted	712	$16.15
Options cancelled	(270)	$8.23
Options exercised	(1,575)	$7.87

Options outstanding at September 30, 2002	2,541	$10.61
Options granted	664	$15.24
Options cancelled	(306)	$13.44
Options exercised	(182)	$6.70

Options outstanding at September 30, 2003	2,717	$11.68

        The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 2003, 2002 and 2001 was $8.79, $10.16 and $4.26 per share, respectively. At September 30, 2003, 2002 and 2001, there were outstanding options to purchase 1,703,000, 1,247,000 and 1,869,000 shares of Class B common stock exercisable at weighted average exercise prices of $10.64, $10.33 and $9.21, respectively. At September 30, 2003, options to purchase approximately 1,128,000 shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 2003 was 7.11 years.

        The following table summarizes information about stock options outstanding at September 30, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$3.25-$5.50	304	6.34	$5.33	166	$5.19
$5.88-$6.50	359	6.26	$6.15	294	$6.19
$6.81-$7.41	287	6.54	$7.05	243	$7.00
$7.78-$10.88	311	6.08	$9.05	270	$9.17
$11.44-$14.25	291	7.61	$12.75	204	$13.07
$14.82-$15.19	323	7.49	$14.96	233	$15.01
$16.00-$16.60	261	7.11	$16.11	140	$16.14
$16.90-$16.90	220	9.01	$16.90	—	$—
$17.00-$17.81	266	7.92	$17.71	86	$17.63
$19.56-$20.70	95	8.29	$19.98	67	$19.68

$3.25-$20.70	2,717	7.11	$11.68	1,703	$10.64

Employee Stock Purchase Plan

        In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company initially reserved a total of 100,000 shares of Class B common stock for issuance under the plan. On January 11, 2000, the Company's shareholders authorized an increase in the number of shares of Class B common stock reserved for issuance under the plan to 300,000. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company's Class B common stock on the first day or the last day of the applicable purchase period. Total shares purchased under the plan for the fiscal years ended September 30, 2003, 2002 and 2001 were approximately 36,000, 24,000 and 36,000, respectively, resulting in proceeds of approximately $342,000, $257,000 and $188,000, respectively.

8.    ALLIANCE AGREEMENT

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

        In August 2001, the Company entered into an agreement with Siemens whereby Siemens licensed certain intellectual property to the Company and agreed to provide certain consulting services for use in the Company's U.S. payment processing operations for a total of approximately $1.7 million (based on the September 30, 2002 exchange rate of GBP 0.64 to US $1.00). The intellectual property and consulting services were delivered and the Company made its final payment in September 2002.

9.    ACQUISITIONS

        All acquisitions have been accounted for using the purchase method of accounting. The initial purchase price for each acquisition described below includes cash paid and stock issued at the date of acquisition, estimated acquisition costs and any guaranteed future consideration. Beginning October 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill and indefinite lived intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives continue to be amortized over their useful lives.

        Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of Service Design Associates, Inc. ("SDA"), an Indiana corporation that provided payment processing, policy and IT systems services for state and local government child support agencies. The initial purchase price was approximately $4,351,000. Total liabilities assumed were approximately $1,087,000. Total tangible assets acquired were approximately $415,000. As of September 30, 2003, the net book value of goodwill was approximately $5,711,000. Contingent payments of approximately $1,416,000 and $2,493,000 were accrued during the years ended September 30, 2001 and 2000, respectively. Contingent payments were accrued when earned and recorded as additional goodwill. In May 2002, the Company issued approximately 102,000 shares of Class B common stock as payment for approximately $1,820,000 of the contingent payments earned and paid approximately $405,000 in cash for contingent payments earned. In May 2001, the Company issued approximately 134,000 shares of Class B common stock as payment for approximately $1,184,000 of the contingent payments earned. The Company has no further contingent payments associated with this acquisition. In connection with the acquisition, the Company caused a standby letter of credit of up to $800,000 to be issued as additional security for an obligation of the surviving company. During the year ended September 30, 2000, $500,000 of the contingent payments earned were paid to reduce this obligation. In lieu of a $300,000 standby letter of credit, the Company pledged a certificate of deposit to secure the remaining $300,000. In August 2001, the bank called approximately $238,000 of the certificate of deposit and the balance was returned to the Company.

        Effective May 1, 1999, the Company acquired certain assets and assumed certain liabilities of the Technology Training Services division ("TTS") of Automated Concepts, Inc., a provider of training services to the information technology professionals of Fortune 1000 companies and other major corporations. The initial purchase price was $1,713,000 in cash. Additional acquisition costs of $95,000 were incurred. Total liabilities assumed were $71,000 and tangible assets acquired were $131,000. Shares of Class B common stock equal to $1.5 million based on the average closing price of Class B common stock for the five trading days preceding the agreement date of April 6, 1999, were placed in an escrow account. As of September 30, 2001, contingent performance requirements were not met and the shares were returned to the Company and canceled. The Company has no further contingent payments associated with this acquisition. During the year ended September 30, 2003, the net book value of goodwill of approximately $1,005,000 was written off as part of the 2003 Restructuring.

        Effective March 1, 2000, the Company acquired certain assets and assumed certain liabilities of The SCA Group, Inc., an Illinois corporation, and Harris Chapman, a Florida corporation (The SCA Group, Inc. and Harris Chapman, collectively referred to as "SCA"). The initial purchase price was approximately $16,290,000 in cash, including $357,000 in estimated acquisition costs. SCA was a business process reengineering and management consulting firm with expertise in the healthcare, financial services, insurance and utilities sectors. Total tangible assets acquired were approximately $747,000 and liabilities assumed were approximately $581,000. During the year ended September 30,

2003, goodwill with a net book value of approximately $16,444,000 was written of as part of the 2003 Restructuring, leaving a remaining balance of goodwill of approximately $253,000. Contingent payments of $3,666,000 were accrued during the year ended September 30, 2002, of which $1,833,000 was paid in June 2002 and the remaining $1,833,000 was paid in May 2003. Contingent payments of $1,833,000 were accrued during the year ended September 30, 2000 and paid in May 2001. The Company has no further contingent payments associated with this acquisition.

        Effective July 1, 2001, the Company acquired certain assets and assumed certain liabilities of The Point Group Companies, Inc. ("Point Group") for approximately $1,926,000 in cash and shares of Class B common stock, including $200,000 in estimated acquisition costs. Approximately $1,144,000 of the initial purchase price was paid in cash and approximately 21,000 shares of Class B common stock valued at approximately $207,000 were issued. The number of shares was calculated using the average closing price of the Class B common stock for the five trading days ended June 29, 2001. The remainder of the purchase price was paid in January 2002 by issuing approximately 26,000 shares of Class B common stock valued at $575,000. Point Group was a corporation that specialized in the criminal justice and public safety and health and human services state and local vertical markets. Total tangible assets acquired were approximately $1,675,000, intangible assets acquired were approximately $600,000 and liabilities assumed were approximately $349,000. Intangible assets include goodwill of approximately $450,000, which was assigned to the U.S. Government Services segment and noncompete agreements, which were written off as part of the 2003 Restructuring. The full amount of goodwill is expected to be deductible for income tax purposes. Additional contingent payments of up to approximately $940,000 in cash and shares of Class B common stock may be paid to Point Group upon the achievement of certain revenue and earnings performance targets over the period ending May 31, 2004. Contingent payments will be accrued when earned and recorded as additional purchase price.

        Effective March 1, 2002, the Company acquired certain assets of Chayet Communications Group, Inc. ("Chayet") for approximately $737,000 in cash and shares of Class B common stock, including approximately $28,000 in estimated acquisition costs. This acquisition enhanced the Company's domain expertise in the healthcare and government markets as Chayet specialized in providing consulting services to these markets. Total tangible assets acquired were approximately $4,000. Goodwill was approximately $732,000, of which approximately $488,000 was assigned to the U.S. Commercial Services segment and approximately $244,000 was assigned to the U.S. Government Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. Contingent payments of $333,000 were accrued during the year ended September 30, 2002 of which $167,000 was paid during the year ended September 30, 2002 and $166,000 was paid during the year ended September 30, 2003. Contingent payments of approximately $250,000 were accrued during the year ended September 30, 2003, of which $167,000 was paid as of September 30, 2003. Additional payments of $417,000 in cash will be paid to Chayet over the period ending February 28, 2005. Contingent payments are accrued when earned and recorded as compensation expense since the payments are linked to continued employment.

        Effective March 16, 2002, the Company acquired certain assets and assumed certain liabilities of the Government Solutions Center ("GSC") of KPMG Consulting Inc. (now BearingPoint, Inc.) for approximately $8,351,000 in cash, including approximately $665,000 in estimated acquisition costs. GSC focuses on providing financial management and procurement system solutions to state, county and city governments and agencies. This acquisition increased our portfolio of local government clients and added additional proprietary technology solutions to the Company's delivery offerings. Total tangible assets acquired were approximately $395,000 and liabilities assumed were approximately $2,951,000. Intangible assets acquired were approximately $10,907,000 and included software, acquired contracts and goodwill, which are being amortized over their estimated useful lives of one to three years. Goodwill of approximately $8,407,000 was assigned to the U.S. Government Services segment. The full amount of goodwill is expected to be deductible for income tax purposes. In accordance with SFAS 141, the Company is not amortizing goodwill for this acquisition. Additional contingent payments of approximately $5,833,000 in cash may be paid to BearingPoint, Inc. upon the achievement of certain revenue performance targets over the period ending March 31, 2005. Contingent payments will be accrued when earned and recorded as additional purchase price.

        Effective at the end of July 2002, the Company acquired all the issued and outstanding capital stock of OPC for approximately $70,659,000 in cash, including approximately $1,800,000 in estimated acquisition costs. OPC's principal business is enabling the collection of credit card payments on behalf of government entities. This acquisition increased the Company's portfolio of state and local government clients and added to its transaction and online payment processing delivery offering. Total tangible assets acquired were approximately $44,333,000, including approximately $39,433,000 of cash and investments, and liabilities assumed were approximately $16,859,000. Intangible assets acquired were approximately $43,185,000 and include software, acquired contracts, trademarks and goodwill, which are being amortized over their estimated useful lives of 20 months to ten years. Goodwill was assigned to the OPC segment and totals $14,606,000 at September 30, 2003. Goodwill is not expected to be deductible for income tax purposes.

        The accompanying consolidated financial statements include the results of operations of these acquired businesses for periods subsequent to the respective acquisition dates.

10.    RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest Receivable

        The Company had outstanding notes receivable and accrued interest receivable from certain officers and employees of the Company as of September 30, 2003 and 2002, which total approximately $2,177,000 and $1,983,000, respectively. These notes bear interest at rates ranging from 3.55% to 7.18% and have original maturities from one to ten years. Certain of these notes having a remaining aggregate balance of approximately $112,000 at September 30, 2003 are being forgiven in accordance with the terms of the officers' and employees' agreements.

        The Company also has outstanding notes receivable included in shareholders' equity from the Chairman of the Board and former Chief Executive Officer that were issued in connection with the exercise of options to purchase shares of Class B common stock. These notes are due in February 2007, bear interest at 6.99% per annum, are collateralized and full recourse, and have a balance of approximately $1,773,000 as of September 30, 2003. The Chairman has pledged a total of approximately 338,000 shares of Class A common stock as collateral for these notes and other notes with a combined balance as of September 30, 2003 of approximately $2,476,000. As of September 30, 2003, the pledged stock had a market value of approximately $3,013,000.

        Included in the amounts above are $3,925,000 and $3,727,000 in notes receivable and accrued interest receivable from directors and executive officers of the Company at September 30, 2003 and 2002, respectively. As mentioned above, approximately 338,000 shares of Class A common stock have been pledged as collateral for certain of these notes.

        Financial information by geographic area is as follows:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Net revenues:
United States	$125,577	$101,560	$82,836
United Kingdom	1,525	2,254	14,534

Total	$127,102	$103,814	$97,370

Income (loss) from continuing operations:
United States	$(28,264)	$11,461	$9,746
United Kingdom	(47)	(53)	86

Total	$(28,311)	$11,408	$9,832

	September 30,
	2003	2002	2001
	(in thousands)
Identifiable assets:
United States	$161,899	$196,772	$86,172
Australia (net assets for 2001)	247	1,879	14,332
United Kingdom	2,828	2,468	2,074

Total	$164,974	$201,119	$102,578

        The Company offers its services to clients across all strategic business units under the following broad delivery offering categories: transaction and online payment processing, systems, BPR, BPO and maintenance and support services. Net revenue contributed by delivery offering is as follows:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Transaction and online payment processing	$80,555	$37,262	$26,794
Systems	17,922	31,350	23,069
BPR	7,819	15,456	21,846
Maintenance and support services	17,032	15,348	3,049
BPO	1,372	1,587	15,771
Other	2,402	2,811	6,841

Total	$127,102	$103,814	$97,370

Segment Reporting

        Through September 30, 2003, the Company was managed through four reportable segments: U. S. Commercial Services, U. S. Government Services, OPC and United Kingdom Operations. The U. S.

Commercial Services segment provided Systems, BPO and BPR services to Fortune 1000 clients in the United States. The U.S. Government Services segment provided Systems, transaction processing, BPO and BPR services to federal, state and local government entities in the United States. The OPC segment provided transaction and online payment processing services to clients primarily in the public sector. The United Kingdom Operations segment provided Systems, BPO and BPR services to clients in the public and private sector in Europe.

        The Company initiated the 2003 Restructuring in the fourth quarter of fiscal 2003 (see Note 14). Beginning in fiscal 2004, the Company will be managed through three reportable segments: Government Business Process Outsourcing ("Government BPO"), Government Systems Integration ("Government SI") and OPC. The Government BPO segment will provide transaction processing and BPR services. The Government SI segment will provide systems integration, licensing and maintenance services. The OPC segment will provide transaction and online payment processing services.

        During the fourth quarter of fiscal 2003, the Company began evaluating the performance of its operating segments based on net revenue and direct costs, while other operating costs were evaluated on a geographical basis. Accordingly, the Company did not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability. The accounting policies of the reportable segments were the same as those described in Note 1. The prior year amounts have been reclassified to conform to the current year presentation. The table below presents financial information for the four reportable segments:

	U.S. Commercial Services(1)	U.S. Government Services(2)	OPC	United Kingdom Operations(1)	Total
	(in thousands)
Year ended September 30, 2003:
Net revenues	$9,656	$78,916	$37,005	$1,525	$127,102
Direct costs	5,473	63,409	26,686	977	96,545
Year ended September 30, 2002:
Net revenues	16,904	80,956	3,700	2,254	103,814
Direct costs	8,717	49,849	2,685	1,615	62,866
Year ended September 30, 2001:
Net revenues	28,235	54,601	—	14,534	97,370
Direct costs	15,752	32,838	—	11,288	59,878

(1)
During the fourth quarter of the fiscal year ended September 30, 2003, the Company decided to exit these segments. The Company expects the shut down of these segments to be completed during fiscal 2004.

(2)
As part of the 2003 Restructuring, the Company reorganized and added additional resources to the U.S. Government Services segment. As a result, two new segments will replace the U.S. Government Services segment beginning in fiscal 2004. These new segments are Government Business Process Outsourcing and Government Systems Integration.

12.    INCOME TAXES

        The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
United States	$(27,080)	$13,014	$10,456
Foreign	(4)	(25)	164

Total	$(27,084)	$12,989	$10,620

	September 30,
	2003	2002
	(in thousands)
Deferred tax liabilities:
Intangibles	$1,911	$8,813
Internally developed software	709	606
Other deferred tax liabilities	402	251

Total deferred tax liabilities	3,022	9,670

Deferred tax assets:
Accrued expenses	1,886	1,591
Deferred income	39	1,113
Depreciation	149	206
Accounts receivable allowance	362	286
Net operating loss carryforward	23,769	18,250
Foreign tax credit carryforward	26	26
Valuation allowance	(23,209)	(14,127)

Total deferred tax assets	3,022	7,345

Net deferred tax assets (liabilities)	$—	$(2,325)

        At September 30, 2003, the Company had approximately $26,000 of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax. Such foreign tax carryforwards will begin to expire in 2004. The benefit from the foreign tax carryforwards may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.

        At September, 30, 2003, the Company had federal net operating loss carryforwards of approximately $63,305,000, which expire beginning in fiscal 2018. At September 30, 2003, the Company had state net operating loss carryforwards of approximately $35,689,000, which expire beginning in fiscal 2005. Of these amounts, $48,783,000 of federal net operating loss carryforwards and $21,168,000 of state net operating loss carryforwards were acquired in the acquisition of OPC. The Company's ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Sections 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

        As of September 30, 2003, the Company established a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization. At September 30, 2003, $1,884,000 and $208,000 of the Company's valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill or increase common stock, respectively.

        The Company's fiscal 2002 tax returns include a loss on disposal of Australian operations totaling approximately $22,504,000 for which no tax benefit has been recorded. Any tax benefit recorded relating to this will be recorded in discontinued operations.

        Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Current:
Federal	$(874)	$4,833	$4,492
State	(103)	615	473
Foreign	—	(8)	—

	(977)	5,440	4,965

Deferred (benefit):
Federal	(2,080)	(684)	(965)
State	(245)	(80)	(113)

	(2,325)	(764)	(1,078)

Total provision benefit for income taxes	$(3,302)	$4,676	$3,887

        The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended September 30,
	2003	2002	2001
U.S statutory federal tax rate	34.0%	34.1%	34.0%
State taxes, net of federal tax benefit	4.4%	4.3%	3.4%
Tax exempt interest income	0.8%	(3.2)%	(1.8)%
Tax effect of United Kingdom operations	—	0.1%	—
Valuation allowance	(25.8)%	—	—
Other	(1.2)%	0.7%	1.0%

Effective tax rate	12.2%	36.0%	36.6%

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

14.    RESTRUCTURING

        During the fourth quarter of fiscal 2003, the Company initiated a strategic review of its business units. This review was completed in the fourth quarter of fiscal 2003 and the Company decided to renew its focus on its core Government Services businesses while exiting unprofitable or marginal business operations. As a result of this review, the Company recorded restructuring charges of approximately $19,786,000 during the quarter ended September 30, 2003. This restructuring charge was comprised of $18,197,000 of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses. The restructuring plan includes the termination of approximately 50 employees, of which approximately 30 employees remained to be terminated at September 30, 2003. Additional goodwill and intangible asset impairment charges of approximately $1.0 million and additional severance of approximately $2.1 million are expected to be incurred in the first quarter of fiscal 2004.

        As a result of the acquisition of OPC in July 2002, the Company assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the involuntary termination of employees and the consolidation of facilities (net of sublease income of $295,000). The assumed severance liability included severance for 27 individuals and the closing of certain office space.

        At September 30, 2002, the Company had restructuring liabilities totaling $2.8 million, of which $1.7 million was recorded in accrued liabilities and $1.1 million was recorded in other long-term liabilities. The following is a summary of the acquired restructuring liabilities and activity to September 30, 2002 (in thousands):

	Acquired Restructuring Liability	Cash Payments	Liability as of September 30, 2002
Severance—OPC	$2,733	$(479)	$2,254
Facilities closure—OPC	546	(33)	513

	$3,279	$(512)	$2,767

        At September 30, 2003, the Company had restructuring liabilities totaling $2.3 million, of which $1.2 million was recorded in accrued liabilities and $1.1 million was recorded in other long-term liabilities. Approximately $797,000 of the long-term restructuring liability is expected to be paid in fiscal year 2005 and the balance is expected to be paid in fiscal year 2006. The following is a summary of the restructuring liabilities from September 30, 2002 through September 30, 2003 (in thousands):

	Liability as of September 30, 2002	Additions/ (Reductions)	Cash Payments	Liability as of September 30, 2003
Severance—OPC	$2,254	$(38)	$(1,083)	$1,133
Facilities closure—OPC	513	(15)	(361)	137
Severance—fiscal 2003	—	707	(529)	178
Facilities closure—fiscal 2003	—	882	—	882

	$2,767	$1,536	$(1,973)	$2,330

15.    DISCONTINUED OPERATION

        During the quarter ended March 31, 2002, the Company adopted a plan to sell its Australian operation and completed this sale in September 2002. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Australian operations are reported as a discontinued operation for the years ended September 30, 2002 and 2001. Gross proceeds from the sale of the Australian operations, including funds in escrow, amounted to approximately $3.4 million (converted to U.S. dollars as of the date of sale) and selling and exit costs amounted to approximately $2.0 million. In addition, during fiscal 2002, the Company recorded a compensation charge of approximately $1.9 million resulting from the acceleration of the vesting of stock options for employees in Australia. The Company recognized a loss from this discontinued operation for the fiscal year ended September 30, 2002 of approximately $23.4 million, including the loss of $4.9 million from Australian operations, net of income taxes. Losses from operations during the period from the measurement date to the disposal date were approximately $3.6 million, including the $1.9 million compensation charge described above. The Company retained net liabilities amounting to approximately $166,000.

        The operating results of the Australian operation are as follows:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Net revenues	$—	$12,253	$20,731

Loss from operations of discontinued operation, adjusted for applicable provision (benefit) for income taxes of $(136) and $(337) for the years ended September 30, 2002 and 2001, respectively	—	(4,902)	(1,181)
Loss on disposal of discontinued operation, including income taxes of $356 for the year ended September 30, 2002	—	(18,451)	—

Loss from discontinued operation, net of income taxes	$—	$(23,353)	$(1,181)

16.    LEGAL PROCEEDINGS

        In November 2003, the Company filed a lawsuit in California Superior Court, Sacramento County, against the California Public Employees Retirement System (CalPERS) to recover added costs associated with its systems integration project for CalPERS and to overturn CalPERS' decision to terminate the contract for default. The Company seeks to recover damages and project delay, disruption and interference costs on the project.

        In June 2003, the Company announced that it had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice ("DOJ"), Antitrust Division. The Company has fully cooperated, and intends to continue to cooperate fully, with the subpoena and with the DOJ's investigation. On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division's Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against the Company, its officers, directors and employees, as long as the Company continues to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. During fiscal year 2003, we incurred approximately $1.3 million of legal costs to comply with the subpoena which includes approximately $305,000 paid under indemnification agreements. Due to the preliminary nature of the government's inquiry, we are not able to assess the full impact on our financial condition and results of operations.

        In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition. The claim is for an amount not less than $700,000 plus interest, attorneys' fees and associated costs. The parties are undertaking discovery and an arbitration date is set for January 2004 before the American Arbitration Association. An evaluation of the claim is ongoing and we intend to vigorously defend the matter.

17.    SUBSEQUENT EVENTS

        In December 2003, a complaint was filed in the U.S. District Court for the Northern District of California against the Company, its chairman of the board who formerly was its chief executive officer, another executive officer who formerly was its chief financial officer and a former executive officer. Sperling v. Tier Technologies, Inc. et al, case no. C03-05509VRW. The complaint has been brought as a purported shareholder class action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages on behalf of the shareholder class. In general, the complaint alleges that the Company misrepresented its financial performance during the fiscal years 2002 and 2003 to inflate the value of its stock. The Company has not been served with a copy of this complaint. Since the filing of the complaint in federal court, the Company has been served with a copy of a complaint filed by a shareholder as a putative derivative action in California Superior Court for Contra Costa County, Scala v. Bildner et al, case no. C03-03077. The derivative complaint names the same three officers, all of the Company's current directors and a former director as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. The Company believes that the allegations in these complaints are without merit and intends to defend these lawsuits vigorously. The lawsuits have been tendered to the Company's insurance carriers.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: December 19, 2003
	By:	/s/ JAMES R. WEAVER Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Weaver and Jeffrey A. McCandless, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. WEAVER James R. Weaver	Chief Executive Officer and Director (principal executive officer)	December 19, 2003
/s/ JEFFREY A. MCCANDLESS Jeffrey A. McCandless	Chief Financial Officer (principal financial officer and principal accounting officer)	December 19, 2003
/s/ JAMES L. BILDNER James L. Bildner	Chairman of the Board	December 19, 2003
/s/ CHARLES W. BERGER Charles W. Berger	Director	December 19, 2003
/s/ SAMUEL CABOT III Samuel Cabot III	Director	December 19, 2003
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 19, 2003
/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Director	December 19, 2003
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director	December 19, 2003

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors of
Tier Technologies, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated November 3, 2003, except for the 1st and 2nd paragraphs of Note 16 and Note 17 which are as of December 12, 2003, appearing in the 2003 Annual Report to Shareholders of Tier Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 3, 2003, except for the
1st and 2nd paragraphs of Note 16 and
Note 17 which are as of December 12, 2003

S-1

TIER TECHNOLOGIES, INC.
SCHEDULE II
(in thousands)

	Balance at Beginning of Period	Additions/ (Reductions)	Write-offs	Foreign Currency Translation Adjustment	Balance at End of Period
Year Ended September 30, 2003:
Allowance for doubtful receivables	$753	$1,074	$(882)	$7	$952
Allowance for NSF and mispost receivables	549	437	(12)	—	974
Deferred tax asset valuation allowance	14,127	9,082	—	—	23,209
Year Ended September 30, 2002:
Allowance for doubtful receivables	209	565	(29)	8	753
Allowance for NSF and mispost receivables	810	(261)	—	—	549
Deferred tax asset valuation allowance	215	13,912	—	—	14,127
Year Ended September 30, 2001:
Allowance for doubtful receivables	184	71	(46)	—	209
Allowance for NSF and mispost receivables	56	754	—	—	810
Deferred tax asset valuation allowance	274	(59)	—	—	215

S-2

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation(6)
3.2	Amended and Restated Bylaws(1)
4.1	Form of Class B common stock Certificate(2)
4.2
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Class B common stock of the Registrant
10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999(11)*
10.2	Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated as of October 1, 2000(11)*
10.3	Investors' Rights Agreement by and among the Registrant and holders of the Registrant's Series A Convertible Preferred Stock, dated as of July 28, 1997(2)*
10.4	Stock Purchase Agreement by and among the Registrant and holders of the Registrant's Series A Convertible Preferred Stock, dated as of July 28, 1997(2)*
10.5	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of December 31, 1996(2)
10.6	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997(2)
10.7	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997(2)
10.8	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997(2)
10.9	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997(2)
10.10
Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner(3)
10.11
Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner(3)
10.12	Form of Indemnification Agreement(2)
10.13	Tier Corporation 401(k) Plan, Summary Plan Description(2)
10.14	Employee Stock Purchase Plan(9)*
10.15	Agreement for provision of consulting services by and between the Registrant and the State of New Jersey, division of Family Development(4)
10.16	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner.(5)
10.17	Second Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner.(5)

10.18	Third Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner.(5)
10.19	Standard Services Contract Agreement, dated as of June 1, 1999, by and between the Registrant and the Maryland Department of Human Resources.(5)
10.20	Contract, dated as of May 27, 1999, by and between the Registrant and the State of Tennessee Department of Human Services.(5)
10.21	Contract for Goods and/or Services, dated August 10, 1999, by and between the Registrant and the Government of the District of Columbia.(7)
10.22	Alliance Agreement in Support of Project Uxbridge dated September 1, 1999, by and between Tier Technologies (United Kingdom) Inc. and Siemens Business Services Limited.(7)
10.23	Employment Agreement by and between the Registrant and James R. Weaver, dated April 19, 1999.(7)*
10.24
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1).(8)
10.25
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1). (8)
10.26
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1).(8)
10.27	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000.(8)
10.28	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 26, 2000(10)
10.29	Full Recourse Promissory Note by and between the Registrant and James Weaver, dated as of September 18, 2000(10)
10.30	Incentive Compensation Plan(11)*
10.31	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver*(12)
10.32	Full Recourse Unsecured Promissory note by and between the Registrant and Harry Wiggins, dated as of October 22, 2001(13)
10.33	Agreement and Plan of Merger, dated as of May 30, 2002, by and among the Registrant, Kingfish Acquisition Corporation and Official Payments Corporation(14)
10.34
Sale of Business Agreement by and between, Tier Technologies (Australia) Pty Limited, ADC Consultants Pty Limited, GC Simsion, GR Bowles & Associates Pty Limited, Tier Technologies, Inc. and Oakton Limited dated as of August 12, 2002(15).
10.35	First Amendment to the Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated August 8, 2002(16).*
10.36	Severance and Change in Control Benefits Agreement by and between the Registrant and Laura B. DePole, dated August 22, 2002(16)*
10.37	Amended Employment Agreement by and between the Registrant and Harry Wiggins, dated September 29, 2002(16)*

10.38	Credit and Security Agreement as of January 29, 2003 by and between the Registrant and City National Bank(17)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

(9)
Filed as an exhibit to Form S-8 (No. 333-42082), filed on July 24, 2000, and incorporated herein by reference.

(10)
Filed as an exhibit to Form 10-K, filed December 6, 2000, and incorporated herein by reference.

(11)
Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference.

(12)
Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by reference.

(13)
Filed as an exhibit to Form 10-Q, filed February 13, 2002, and incorporated herein by reference.

(14)
Filed as an exhibit to Form SC TO-T, filed June 11, 2002, and incorporated herein by reference.

(15)
Filed as an exhibit to Form 8-K, filed August 20, 2002, and incorporated herein by reference.

(16)
Filed as an exhibit to Form 10-K, filed December 11, 2002, and incorporated herein by reference.

(17)
Filed as an exhibit to Form 10-Q, filed May 12, 2003, and incorporated herein by reference.

QuickLinks

TIER TECHNOLOGIES, INC. FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Equity Compensation Plan Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
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
SIGNATURES
POWER OF ATTORNEY
Report of Independent Auditors on Financial Statement Schedules
TIER TECHNOLOGIES, INC. SCHEDULE II (in thousands)
EXHIBIT INDEX