Form 10-Q
period 2003-12-31
TIER TECHNOLOGIES INC
filed 2004-02-13
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(1) Yes ☒ No ☐

As of January 31, 2004, the number of shares outstanding of the Registrant’s Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant’s Class B Common Stock was 17,897,613.

TIER TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I—FINANCIAL INFORMATION

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 26, that could cause actual results to differ materially from those anticipated as of the date of this report.

PART I.   FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2003	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$36,224	$26,178
Short-term investments	4,078	5,492
Accounts receivable, net	18,547	20,024
Unbilled receivables	3,001	7,872
Assets of discontinued operations	1,107	3,550
Prepaid expenses and other current assets	2,446	4,602
Total current assets	65,403	67,718
Equipment and software, net	4,829	5,422
Notes and accrued interest receivable from related parties, less current portion	2,206	2,152
Goodwill	29,625	29,625
Other acquired intangible assets, net	24,080	24,832
Long-term investments	28,641	24,883
Restricted investments	7,707	7,707
Non-current assets of discontinued operations	—	760
Other assets.	2,574	1,875
Total assets	$165,065	$164,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,226	$2,087
Accrued liabilities	8,923	8,476
Accrued subcontractor expenses	4,298	5,494
Accrued compensation and related liabilities	3,369	3,654
Income taxes payable	4,077	—
Deferred revenue	3,764	3,299
Liabilities of discontinued operations	1,330	2,043
Other current liabilities	131	150
Total current liabilities	27,118	25,203
Long-term debt, less current portion	162	195
Non-current liabilities of discontinued operations	348	432
Other liabilities	1,398	994
Total liabilities	29,026	26,824

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	165,383	164,742
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(257)	(350)
Accumulated deficit	(27,314)	(24,469)
Total shareholders’ equity	136,039	138,150
Total liabilities and shareholders’ equity	$165,065	$164,974

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
Net revenues	$26,510	$29,087
Costs and expenses:
Direct costs	17,968	18,565
Selling and marketing	1,377	1,441
General and administrative	5,484	5,374
Restructuring and other charges	2,072	405
Depreciation and amortization	1,131	1,377
Income (loss) from continuing operations	(1,522)	1,925
Interest income (expense), net	277	378
Income (loss) from continuing operations before income taxes	(1,245)	2,303
Provision for income taxes	35	838
Income (loss) from continuing operations, net of income taxes	(1,280)	1,465
Income (loss) from discontinued operations, net of income taxes	(1,565)	259
Net income (loss)	$(2,845)	$1,724

Income (loss) from continuing operations, net of income taxes:
Per basic share	$(0.07)	$0.08
Per diluted share	$(0.07)	$0.07

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$(0.08)	$0.01
Per diluted share	$(0.08)	$0.01

Net income (loss):
Per basic share	$(0.15)	$0.09
Per diluted share	$(0.15)	$0.09

Shares used in computing basic income (loss) per share	18,702	19,052
Shares used in computing diluted income (loss) per share	18,702	19,815

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2003	2002
Operating activities
Income (loss) from continuing operations, net of income taxes	(1,280)	$1,465
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash from continuing operations provided by (used in) operating activities:
Asset impairment charge	135	—
Depreciation and amortization	1,662	1,891
Provision for doubtful accounts	26	296
Tax benefit of stock options exercised	—	135
Forgiveness of notes receivable from employees	8	14
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	5,533	(5,423)
Prepaid expenses and other assets	(132)	(1,031)
Accounts payable and accrued liabilities	4,961	(1,624)
Deferred revenue	465	727
Net cash from continuing operations provided by (used in) operating activities	11,378	(3,550)

Investing activities
Purchase of equipment and software	(409)	(787)
Notes and accrued interest receivable from related parties	(70)	(64)
Repayments on notes and accrued interest receivable from related parties	11	13
Business combinations, net of cash acquired	—	(31)
Purchases of available-for-sale securities	(5,200)	(17,297)
Maturities of available-for-sale securities	2,717	12,089
Net cash from continuing operations used in investing activities	(2,951)	(6,077)

Financing activities
Net proceeds from issuance of Class B common stock	641	592
Payments on capital lease obligations and other financing arrangements	(52)	(165)
Net cash from continuing operations provided by financing activities	589	427
Net cash provided by (used in) continuing operations	9,016	(9,200)
Net cash provided by discontinued operations	1,030	1,149
Net increase (decrease) in cash and cash equivalents	10,046	(8,051)
Cash and cash equivalents at beginning of period	26,178	40,609
Cash and cash equivalents at end of period	$36,224	$32,558

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15	$19
Income taxes paid (refunded), net	$(6,482)	$1,858

Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$—	$58

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (“Tier” or the “Company”) include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, reference should be made to the Company’s Form 10-K filed on December 19, 2003 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed.  The consolidated results of operations for the three months ended December 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2004 or any future period, and the Company makes no representations related thereto.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period.  Although management believes that the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially from those estimates.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, including the presentation of discontinued operations.

NOTE 2—REVENUE RECOGNITION

The Company derives net revenues from three principal delivery offerings:  transaction and payment processing, systems design and integration, and maintenance and support services.  Net revenues include software license revenues and reimbursements from clients for out-of-pocket expenses.  Neither software license nor reimbursements revenues were greater than 10% of total net revenues for each period included in these condensed consolidated financial statements.

Transaction and Payment Processing – Transaction and payment processing revenues are recorded in accordance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition.  Transaction processing revenues includes revenues recorded at the Company’s child support payment processing centers and Official Payments Corporation (“OPC”), the Company’s wholly–owned subsidiary and are based upon a per-transaction fee or a percentage of the dollar amount processed.  Revenues are recognized each month based on the number of transactions performed and dollar amount processed in that month after the Company has received a signed contract, the price per transaction or fee percentage is fixed according to the contract, and collectibility is reasonably assured.  The Company assesses the probability of collection based upon the client’s financial condition and prior payment history.  For OPC, transaction fees are generally borne by the consumer utilizing our services, not the governmental entity.  OPC receives real-time authorization for credit and debit card transactions which ensures availability of cardholder funds for payment.

Systems Design and Integration - Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients’ operating functionality.

License and services revenues for contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized over the period of each engagement, using the percentage-of-completion method of Statement of Position 81-1 “Accounting for the Performance of Construction Type and Certain Production Type Contracts.” The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion.  Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term.  A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated.  If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby the amount of revenue recognized is limited to the amount of costs until such time, as the total loss can be estimated.  Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue.  Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.  Revenues recognized under the percentage-of-completion method were $2,411,000 and $7,771,000 for the three months ended December 31, 2003 and 2002, respectively.

Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price.  Included in prepaid and other assets at December 31, 2003 and September 30, 2003, respectively, were $0 and $34,000 of deferred costs related to change orders not yet approved.

Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable.  Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection.  Arrangements for which the fees are not deemed fixed or determinable are recognized on the earlier of the due date or when payment is received.  Revenues from software license fees not requiring significant modification were $53,000 and $20,000 for the three months ended December 31, 2003 and 2002, respectively.

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

Under the terms of its license agreements, the Company does not offer return rights or price protection.  Therefore, no provisions have been made for sales returns.  For its proprietary software, the Company offers routine, short-term warranties that its software will operate free of material defects and in conformity with written documentation.  Under these agreements, if the Company has an active maintenance agreement with the customer, the Company accounts for any obligation in conformity with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  If the Company does not have a maintenance contract in place, the warranty is considered implied maintenance and the Company defers the amount of revenues consistent with the fair value of other maintenance and support obligations.

Maintenance and Support Services – The Company provides ongoing maintenance and support services.  Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.  Non-essential support services, including training and consulting, are also typically provided on a time and materials basis and revenue is recognized as the services are performed.  Revenue is recognized after a contract is signed which indicates a fixed or determinable price and the Company believes, based upon its assessment of the customer’s financial condition, that collection is reasonably assured.

Multiple Elements Arrangements – The Company has several engagements that provide a combination of services from several delivery offerings as part of the overall project.  For these multiple element arrangements, the Company allocates revenue to each element based on the fair value of the delivery offering.  In establishing fair value, the Company uses prices charged on similar contracts.

NOTE 3—CUSTOMER CONCENTRATION AND RISK

The Company derives a significant portion of its net revenues from a limited number of clients.  For the three months ended December 31, 2003, revenues from one client totaled approximately $2,744,000, which represented 10.4% of total net revenues.  For the three months ended December 31, 2002, revenues from one client totaled approximately $3,234,000 which represented 11.1% of total net revenues.

The Company’s contracts with government agencies typically include a termination for convenience clause.  The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest.  Each contract has specific remedies under a termination for convenience and the remedy generally provides a settlement claim which includes costs relating or allocable to the terminated contract, including settlement expenses and a reasonable profit.  The Company’s contracts with government agencies also typically provide for termination for cause when either party endangers the performance in the contract.

The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on its financial condition and results of operations.  Unbilled receivables were $3,001,000 and $7,872,000 at December 31, 2003 and September 30, 2003, respectively.  Amounts will become billable upon completion of project milestones or customer acceptance.  Unbilled receivables for two clients accounted for 43.5% and 31.5%, respectively, of total unbilled receivables at December 31, 2003.  Total accounts receivable and unbilled receivables for these two clients accounted for 7.4% and 9.6%, respectively, of total net accounts receivable and unbilled receivables at December 31, 2003.  Unbilled receivables for three clients accounted for 44.2%, 25.0% and 20.3%, respectively, of total unbilled receivables at September 30, 2003.  Total accounts receivable and unbilled receivables for these three clients accounted for 20.1%, 16.3% and 7.2%, respectively, of total net accounts receivable and unbilled receivables at September 30, 2003.

On August 25, 2003, the Company received a notice of termination for default of a significant contract with the California Public Employees Retirement System (“CalPERS”).  The Company recorded $12,831,000 in September 2003 as a revenue reversal on this loss contract for amounts unbilled and uncollected as of the date of termination.  From inception through June 30, 2003, the Company had recorded revenue under the percentage-of-completion method of $20,340,000 under the terms of the contract and collected  $7,508,000 in cash including $985,000 in July 2003.  The Company filed a lawsuit to overturn the termination of the contract for default and to recover all uncollected unbilled receivables, delay, disruption and interference costs, attorneys fees and other costs associated with the contract. (See Note 13.)  The Company also wrote-off $532,000 in deferred costs in September 2003 related to change orders that were being negotiated at June 30, 2003.  No revenue was recognized in connection with this contract for the three months ended December 31, 2003.

Included in accounts receivable and other assets at December 31, 2003 was approximately $1,782,000, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $6,000 was expected to be collected within one year,  $430,000 was expected to be collected within two years and $1,346,000 was expected to be collected within three years.  Included in accounts receivable and other assets at September 30, 2003 was approximately $1,448,000 of retainage of which approximately $461,000 was expected to be collected within one year, $430,000 was expected to be collected within two years and $557,000 was expected to be collected within three years.

NOTE 4—LONG-TERM INVESTMENTS

Investments with maturities greater than twelve months as of the balance sheet date are classified as long-term investments.  These long-term investments are categorized by the Company as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices and are primarily comprised of state and local municipalities’ debt readily traded on over-the-counter markets.  Unrealized gains and losses on these investments were not material and there were no other-than-temporary impairments to these investments.

Restricted investments at December 31, 2003 and September 30, 2003 were approximately $7,707,000 and were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through June 2005.

NOTE 5—BANK LINES OF CREDIT

At December 31, 2003, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of January 31, 2005.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets.  Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at the Company’s option, and is payable monthly.  As of December 31, 2003, there were no outstanding borrowings or standby letters of credit.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios.  As of December 31, 2003, the Company was in compliance with all of the financial ratios of the credit facility.

At December 31, 2003, the Company also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004.  Principal payments must be made in 36 equal monthly payments commencing February 29, 2004.  This credit facility has a maturity date of January 31, 2007.  Interest is based on either the LIBOR rate plus 2.75% or the lender’s announced prime rate plus 0.5%, at the Company’s option and is payable monthly.  As of December 31, 2003, the Company had no borrowings under this line of credit.

In addition to the credit facilities noted above, the Company had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in the Company’s long-term investment portfolio at December 31, 2003.  Also, the Company’s subsidiary, OPC had a letter of credit outstanding in the amount of approximately $138,000 collateralized by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

NOTE 6—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

As of October 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and ceased amortizing goodwill.  The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations.  During the fourth quarter of fiscal year 2003, the Company decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge of $17,646,000 to write-off substantially all of the associated goodwill.  As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000, representing its fair market value.  The fair market value was determined by estimating the expected margin on the remaining contracts in these segments.  During the three months ended December 31, 2003, the Company wrote-off the remaining $457,000 of goodwill associated with the U.S. Commercial Services segment.  In the fourth quarter of fiscal year 2003, the Company performed its annual impairment test to determine if the goodwill associated with its remaining segments was impaired.  The results did not indicate any impairment loss for the remaining segments.

Other acquired intangible assets, net, consisted of the following at December 31, 2003 and September 30, 2003:

		December 31, 2003			September 30, 2003
	Amortization Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Client relationships	10 years	$24,400	$(3,457)	$20,943	$24,400	$(2,847)	$21,553
Trademarks	3 years	3,200	(453)	2,747	3,200	(373)	2,827
Technology	10 years	740	(350)	390	740	(288)	452
Acquired contracts	12 months	500	(500)	—	500	(500)	—
Other acquired intangible assets, net		$28,840	$(4,760)	$24,080	$28,840	$(4,008)	$24,832

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 are as follows (in thousands):

	Government Business Process Outsourcing	Government Systems Integration	Official Payments	Total
Balance as of September 30, 2003	$5,298	$9,721	$14,606	$29,625
Activity	—	—	—	—
Balance as of December 31, 2003	$5,298	$9,721	$14,606	$29,625

NOTE 7 —  SHAREHOLDERS’ EQUITY

Pro Forma Impact of Employee Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation Costs – Transition and Disclosure,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation.  SFAS 148 also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based compensation.  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”), “Accounting for Stock Issued to Employees” and provides the disclosure required in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The Company adopted the disclosure provisions of SFAS 148 in January 2003.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company would have applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$(2,845)	$1,724
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effect	159	907
Pro forma net income (loss)	$(3,004)	$817

Net income (loss) per basic share:
As reported	$(0.15)	$0.09
Pro forma	$(0.16)	$0.04

Net income (loss) per diluted share:
As reported	$(0.15)	$0.09
Pro forma	$(0.16)	$0.04

NOTE 8 —  INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended December 31,
	2003	2002
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations, net of income taxes	$(1,280)	$1,465
Income (loss) from discontinued operations, net of income taxes	(1,565)	259
Net income (loss)	$(2,845)	$1,724
Denominator for basic income (loss) per share-weighted average common shares outstanding	18,702	19,052
Effects of dilutive securities:
Common stock options	—	763
Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	$18,702	19,815
Income (loss) from continuing operations, net of income taxes:
Per basic share	$(0.07)	$0.08
Per diluted share	$(0.07)	$0.07
Income (loss) from discontinued operations, net of income taxes:
Per basic share	$(0.08)	$0.01
Per diluted share	$(0.08)	$0.01
Net income (loss):
Per basic share	$(0.15)	$0.09
Per diluted share	$(0.15)	$0.09

Options to purchase approximately 1,546,000 shares of Class B common stock at prices ranging from $8.66 to $20.70 per share were outstanding at December 31, 2003, but were not included in the computation of diluted income (loss) per share for the three months ended December 31, 2003 because the options’ exercise prices were greater than the average market price of the shares for the period.  In addition, potential common stock of approximately 210,000 shares were also excluded from the calculation of diluted income (loss) per share at December 31, 2003, since their effect would have been anti-dilutive.  Options to purchase approximately 598,000 shares of Class B common stock at prices ranging from $16.90 to $20.70 per share were outstanding at December 31, 2002, but were not included in the computation of diluted income per share for the three months ended December 31, 2002 because the options’ exercise prices were greater than the average market price of the shares for the period.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Net income (loss).	$(2,845)	$1,724
Net change in unrealized gain on available-for-sale investments	(140)	48
Foreign currency translation adjustment.	233	(91)
Comprehensive income (loss).	$(2,752)	$1,681

NOTE 10—SEGMENT INFORMATION

As a result of the restructuring, beginning October 2003, the Company is managed through three reportable segments: Government Business Process Outsourcing (“Government BPO”), Government Systems Integration (“Government SI”) and OPC.  The Government BPO segment provides transaction processing services.  The Government SI segment provides systems integration, licensing and maintenance services.  The OPC segment provides transaction and payment processing services.  The Company evaluates the performance of its operating segments based on net revenue and direct costs, while other operating costs are evaluated on a geographical basis.  Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability.  The table below presents financial information for the three reportable segments:

	Government BPO	Government SI	OPC	Total
	(in thousands)
Three Months Ended December 31, 2003:
Net revenues	$11,111	$7,725	$7,674	$26,510
Direct costs	7,755	5,314	4,899	17,968

Three Months Ended December 31, 2002:
Net revenues	$11,822	$11,140	$6,125	$29,087
Direct costs	6,759	7,836	3,970	18,565

NOTE 11—RESTRUCTURING

During the fourth quarter of fiscal year 2003, the Company initiated a strategic review of its business units.  This review was completed in the fourth quarter of fiscal year 2003 and the Company decided to renew its focus on its core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, the Company recorded charges of approximately $19,786,000 during the three months ended September 30, 2003.  This charge was comprised of $18,197,000 of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses.  The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated during the three months ended September 30, 2003 and the remaining employees were terminated during the three months ended December 31, 2003.  Additional goodwill and asset impairment charges of approximately $887,000 were incurred for the three months ended December 31, 2003, of which approximately $135,000 is included in restructuring and other charges and approximately $752,000 were included in loss from discontinued operations.  Additional severance of approximately $1.7 million was incurred for the three months ended December 31, 2003, of which approximately $903,000 resulted from the signing of a termination agreement with the Company’s former Chief Executive Officer and was included in restructuring and other charges and approximately $830,000 was included in loss from discontinued operations.  Additional severance charges estimated at $350,000 are expected to be incurred in the second quarter of fiscal 2004. The additional severance charge represents an estimate of the non-cash charge for the contingent modification of the Company's former Chief Executive Officer's stock options terms. The actual charge will be determined based on the price of the Company's Class B common stock on the date the options terms are modified. Also included in restructuring and other charges for the three months ended December 31, 2003 was $218,000 related to estimated closure costs for one additional office (net of estimated sublease income of $75,000).

As a result of the acquisition of OPC in July 2002, the Company assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the involuntary termination of employees and the consolidation of facilities (net of estimated sublease income of $295,000).  The assumed severance liability included severance for 27 individuals and the closing of certain office space.

At September 30, 2003, the Company had restructuring liabilities totaling $2,330,000 of which $656,000 was recorded in accrued liabilities, $668,000 was recorded in other long-term liabilities and $1,006,000 was recorded in liabilities of discontinued operations.  The following is a summary of the restructuring liabilities from September 30, 2002 through September 30, 2003 (in thousands):

	Liability as of September 30, 2002	Additions/ (Reductions)	Cash Payments	Liability as of September 30, 2003
Severance – OPC	$2,254	$(38)	$(1,083)	$1,133
Facilities closure – OPC	513	(15)	(361)	137
Severance – fiscal 2003 plan	—	280	(280)	—
Facilities closure – fiscal 2003 plan	—	53	—	53
Severance – Discontinued operations.	—	427	(249)	178
Facilities closure – discontinued operations	—	829	—	829
	$2,767	$1,536	$(1,973)	$2,330

At December 31, 2003, the Company had restructuring liabilities totaling $2,925,000, of which $1,016,000 was recorded in accrued liabilities, $998,000 was recorded in other non-current liabilities, $563,000 was included in current liabilities of discontinued operations and $348,000 was recorded in non-current liabilities of discontinued operations.  Approximately $998,000 of the non-current restructuring liability is expected to be paid in fiscal year 2005 and the balance is expected to be paid in fiscal year 2006.  The following is a summary of the restructuring liabilities from September 30, 2003 to December 31, 2003 (in thousands):

	Liability as of September 30, 2003	Additions/ (Reductions)	Cash Payments	Liability as of December 31, 2003
Severance – OPC	$1,133	$—	$(120)	$1,013
Facilities closure – OPC	137	—	(20)	117
Severance – fiscal 2003 plan	—	903	(228)	675
Facilities closure – fiscal 2003 plan	53	218	(62)	209
Severance – Discontinued operations.	178	830	(835)	173
Facilities closure – discontinued operations	829	20	(111)	738
	$2,330	$1,971	$(1,376)	$2,925

12.       NOTE 12 — DISCONTINUED OPERATIONS

During the quarter ended September 30, 2003, the Company completed a strategic review of all business units and began a restructuring plan which included exiting the U.S. Commercial Services segment and the United Kingdom Operations segment.  During the quarter ended December 31, 2003, the Company completed the restructuring and abandoned those businesses.  Accordingly, the financial position, results of operations and cash flows of the U.S. Commercial Services and United Kingdom Operations segments have been reported as discontinued operations for each period presented.  At December 31, 2003, the Company had net liabilities of discontinued operations of approximately $571,000 comprised of accounts receivable, prepaid expenses, fixed assets, restructuring liabilities, accrued compensation and related liabilities and accounts payable and other accrued liabilities.

The operating results of the discontinued operations are as follows:

	Three Months Ended December 31,
	2003	2002
	(in thousands)

Net revenues	$1,671	$3,104
Income (loss) from discontinued operations, net of income taxes	$(1,565)	$259

13.  LEGAL PROCEEDINGS

In December 2003, a complaint was filed in the U.S. District Court for the Northern District of California against the Company, its chairman of the board who formerly was its chief executive officer, another executive officer who formerly was its chief financial officer and a former executive officer.  Sperling v. Tier Technologies, Inc. et al, case no. C03-05509VRW.  The complaint has been brought as a purported shareholder class action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages on behalf of the shareholder class.  In general, the complaint alleges that the Company misrepresented its financial performance during the fiscal years 2002 and 2003 to inflate the value of its stock.  The Company has not been served with a copy of this complaint.  Since the filing of the complaint in federal court, the Company has been served with a copy of a complaint filed by a shareholder as a putative derivative action in California Superior Court for Contra Costa County.  The derivative complaint names the same three officers, another current officer, some of the Company’s current directors and two former directors as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code.  The Company believes that the allegations in these complaints are without merit and intends to vigorously defend these lawsuits.  The lawsuits have been tendered to the Company’s insurance carriers.

In November 2003, the Company filed a lawsuit in California Superior Court, Sacramento County, against CalPERS to overturn CalPERS’ decision to terminate the contract relating to the Company’s systems integration project for CalPERS for default and to recover added costs associated with that project.  The Company seeks to recover damages and project delay, disruption and interference costs on the project.  In December 2003, CalPERS filed a cross-complaint against the Company and made a claim against the performance bond for this contract.  The parties are undertaking discovery and the Company intends to vigorously pursue its claims and to defend against CalPERS’ cross-complaint.

In June 2003, the Company announced that it had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice (“DOJ”), Antitrust Division.  The Company has fully cooperated, and intends to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company, its officers, directors and employees, as long as the Company continues to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct.  During the three months ended December 31, 2003, we incurred approximately $516,000 of legal costs to comply with the subpoena which includes approximately $232,000 paid under indemnification agreements.  Due to the preliminary nature of the government’s inquiry, we are not able to assess the full impact on our financial condition and results of operations.

In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim is for an amount not less than $700,000 plus interest, attorneys’ fees and associated costs.  This matter was settled and the Company recorded a charge of approximately $104,000 in the three months ended December 31, 2003.

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.  SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and for all other instruments as of September 1, 2003.  We have not used such instruments in our share repurchase program, and the adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

15.  SUBSEQUENT EVENT

In January 2004, the Company was served with a complaint filed by Professional Services & Resources, Inc. (PSRI) in the Circuit Court in Cole County, Missouri (Professional Services & Resources, Inc. vs. Tier Technologies, Inc., Case No. 04CV323189).  PSRI alleges that Tier breached the subcontract agreement between the parties by hiring an employee of PSRI.  PSRI claims damages of $100,000 for violation of the agreement, punitive damages, and attorney fees and costs associated with the action.  The Company believes the allegations in the complaint are without merit and intends to vigorously defend the lawsuit.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of transaction and payment processing and packaged software and systems implementation services for federal, state and local government clients.  We combine our understanding of enterprise-wide systems with domain knowledge to formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations.  Our workforce, composed of employees, independent contractors and subcontractors, decreased to 724 on December 31, 2003 from 838 on December 31, 2002 primarily due to the restructuring and discontinued operations.

In fiscal year 2003, we operated our business through four strategic business units:  U.S. Government Services, U.S. Commercial Services, OPC and United Kingdom Operations.  In the fourth quarter of fiscal year 2003, we completed a strategic review of all business units and began a restructuring plan which renewed our focus on our core Government Services businesses while exiting other unprofitable or marginal business operations.  As of December 31, 2003, we had exited the United Kingdom segment, the U.S. Commercial Services segment, and the Justice & Public Safety and Strategies divisions of our former U.S. Government Services business unit.  The financial position, results of operations and cash flows for the U.S. Commercial Services and United Kingdom segments are reported as discontinued operations for each period in this report.  We also created two new business units from our U.S. Government Services business unit:  the Government Business Process Outsourcing ("Government BPO") business unit and the Government Systems Integration (“Government SI”) business unit.  We intend to increase our investment in business development in these areas to support future revenue growth.  Our Government BPO segment includes our child support payment processing contracts, our health and human services consulting business, a District of Columbia child support enforcement project and the Financial Institution Data Match contracts. We expect to see significant proposal activity in the child support payment processing market over the next six months as we believe approximately seven states intend to issue new requests for proposals. Our Government SI segment includes our pension contracts, unemployment insurance contracts, financial management systems (“FMS”) contracts, our e-government contracts and the state of Missouri contracts.  We have shifted our systems integration model from custom developed solutions to implementation and modification of packaged software. We believe this strategy of implementing pre-existing software applications that include customizations to meet our particular clients’ needs will combine the potential for greater profitability with less risk compared to our earlier strategy of building systems from scratch.

We derive net revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services.  We bill clients on a per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  We recognize fixed price net revenues for other projects as services are provided and accepted by our clients, if applicable.  We recognize time and materials net revenues as we perform services and incur expenses.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  During the three months ended December 31, 2003, we generated 16.6% of our net revenues on a fixed price basis and 65.3% of our net revenues on a per-transaction basis.  We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant.  Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client.  From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected.  Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

We have derived a significant portion of our net revenues from a small number of large clients.  For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders.  For the three months ended December 31, 2003, revenues from the State of Missouri accounted for 10.4% of our total net revenues.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients.  The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.  In addition, we perform child support payment processing services for three different state governments as a subcontractor to ACS State and Local Solutions, Inc. (“ACS”).  For the three months ended December 31, 2003, work performed under these three subcontracts accounted for 14.3% of total net revenues.

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

From October 1, 2001 through December 31, 2003, we made three acquisitions for a total cost of approximately $79.7 million using cash.  We also incurred $1.0 million in cumulative compensation charges related to business combinations and $1.3 million in cumulative business combination integration charges resulting from these acquisitions.  Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt.  If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, net revenues and expenses, and our related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost, collectibility of receivables, goodwill and intangible assets, income taxes, restructuring obligations and discontinued operations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Such experience and assumptions form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Basis of Presentation.  During the year ended September 30, 2003, we adopted SFAS 144, “Accounting for the Impairment and Disposal of Long lived Assets” which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity.  SFAS 144 also changed the timing of presentation from the point of commitment to the point of actual disposal of the operations.  During the quarter ended September 30, 2003, we completed a plan to exit the operations of our U.S. Commercial Services segment, our United Kingdom Operations segment and the Justice and Public Safety and Strategies divisions within the U.S. Government Services segment.  Effective October 1, 2003, the U.S. Government Services segment was split into Government BPO and Government SI.  During the quarter ended December 31, 2003, we exited the U.S. Commercial Services and United Kingdom Operations segments and the financial position, results of the operations and cash flows of these components are reported as discontinued operations for each period in this report.  We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations have been disposed.

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  Our OPC and Government BPO segments generate transaction and payment processing revenues.  Net revenues from transaction and payment processing contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our contracts based on estimated future costs and the estimate of transaction volume over the life of the contract.  We use our historical experience and mathematical models to estimate transaction volumes.  We monitor volumes of transactions on a monthly basis.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting revenues and operating profit.  For example, our monthly transactions volumes at our child support payment processing centers varied between 107% and 93% from the average monthly volume during fiscal year 2003.  If the volume of transactions processed at all child support payment processing centers decreased 10% from the volume processed during fiscal year 2003, our transaction processing revenues would have decreased approximately $2.9 million.  Additionally, if the average volume of dollars processed by OPC for each payment type decreased 10% from the average volume processed by OPC for each payment type during fiscal year 2003, our transaction and payment processing revenues would have decreased by approximately $3.7 million.

For OPC’s electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues.  When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions.  Credit card reversal and chargebacks of convenience fees were $44,000 or 0.6% of total OPC revenues for the three months ended December 31, 2003.

Our Government SI segment generates systems design and integration revenues.  Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  We monitor the costs incurred and evaluate variances between budgeted and actual costs in our fixed price contracts on a monthly basis.  To the extent there are changes in the total estimated costs, we adjust the percentage of revenues recognized.  For example, if the total estimated costs of each of our percentage-of-completion contracts in process as of September 30, 2003 increased 10%, our fixed price revenues for the year ended September 30, 2003 would have decreased by $4.3 million.  Provided the arrangement does not require significant implementation or customization of the software, software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred.  We use our judgment to determine when implementation or customization is significant.  Revenues for software license fees not requiring significant modification were $53,000 and $20,000 for the three months ended December 31, 2003 and 2002, respectively.

Our Government SI segment also generates maintenance and support services revenues.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  Non-essential support services, including training and consulting, are also provided on a time and materials basis.  Revenue is recognized as the services are performed.  Maintenance and non-essential support services revenues were $4.2 million and $3.7 million for the three months ended December 31, 2003 and 2002, respectively.

Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay.  Net revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote.  For OPC, the consumer generally bears the transaction fee, not the government entity, so OPC contracts are not generally subject to fiscal funding issues.  For the three months ended December 31, 2003, revenues recognized under contracts subject to fiscal funding clauses were 71.1% of total net revenues.

For all our segments, the amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Cost and Volume Estimates.  For our transaction and payment processing, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs.  Included in our OPC cost estimates are processing fees that are subject to change with limited or no notice.  We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs.  Any significant variance from our estimates could significantly impact our operating profit.  For the three months ended December 31, 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $321,000.

We recognize fixed price net revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total estimated project costs could significantly affect our operating profit.

Collectibility of Receivables.  A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection.  We maintain an allowance for doubtful accounts for accounts receivable balances, including receivables resulting from misapplied payments and payments that are rejected due to insufficient funds, and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services.  At December 31, 2003 and September 30, 2003, the combined balance of the allowance accounts was $1.8 million for each period.  There is no assurance that we will not need to record increases to these balances in the future.  We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.  For example, during the fourth quarter of fiscal year 2003, CalPERS terminated our systems integration contract.  We subsequently filed a lawsuit seeking to recover costs and damages.  As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from CalPERS.  At December 31, 2003, $12.3 million of our accounts receivable and $4.4 million of our unbilled receivables balances were balances owed by seven clients for amounts greater than $1.0 million each.

Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  We utilize historical experience as well as external specialists to estimate fair value.  For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life.  We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment.  During the quarter ended December 31, 2002, we completed the initial impairment test and the results did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those segments.  As of September 30, 2003, the remaining goodwill associated with these segments total $457,000.  This goodwill value was written off during the quarter ended December 31, 2003.  In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our continuing segments was impaired.  Our estimate of fair value did not indicate any impairment.  The fair market value of the remaining segments was determined using forecasted future cash flows.  Those cash flows were forecasted using significant assumptions including: future revenues and expenses, future growth rates and discount rates.  These growth rates are consistent with our plans and experience.  If the discount rate used in these valuation models increased by 1%, the calculated fair value would decrease by 4.5%.

Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  At December 31, 2003 and September 30, 2003, we had a net deferred tax asset of $23.2 million, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $23.2 million valuation allowance.  Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes” requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income.  In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.  Management concluded to establish a full valuation allowance as of September 30, 2003.  We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.  Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although we believe that our estimates are reasonable, resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's financial position and cash flows.

Determination of Restructuring Obligations.  During the fourth quarter of fiscal 2003, we recorded a restructuring charge related to plans and actions taken to exit businesses, terminate employees and consolidate facilities.  During the quarter ended December 31, 2003, we exited the former U.S. Commercial Services and United Kingdom segments and the financial position, results of operations and cash flows of these businesses are reported as discontinued operations for each period.  Also, as a result of our acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the termination of employees and the consolidation of facilities.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on abandoned office facilities.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment.  For example, if we do not obtain a sublease for the facilities that are not already subleased as of December 31, 2003, our restructuring liability for consolidation of facilities would increase by approximately $32,000.  At December 31, 2003 and September 30, 2003 we had restructuring liabilities totaling $2.9 million and $2.3 million, respectively.

Results of Operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended December 31,
	2003	2002

Net revenues	100.0%	100.0%
Costs and expenses:
Direct costs	67.8	63.8
Selling and marketing	5.2	5.0
General and administrative	20.7	18.5
Restructuring and other charges	7.8	1.4
Depreciation and amortization	4.2	4.7
Income (loss) from continuing operations	(5.7)	6.6
Interest income (expense), net	1.0	1.3
Income (loss) from continuing operations before income taxes	(4.7)	7.9
Provision for income taxes	0.1	2.9
Income (loss) from continuing operations, net of income taxes	(4.8)%	5.0%

Three Months Ended December 31, 2003 and December 31, 2002

Net Revenues.  We generate net revenues primarily from transaction and payment processing services, software development services, and software license and maintenance fees.  The Government BPO segment provides systems design and integration and transaction and payment processing services to federal, state and local government entities in the United States.  The Government SI segment provides systems design and integration services to state and local government entities in the United States.  The OPC segment provides transaction and payment processing services to clients primarily in the public sector.  Net revenues decreased 8.9% to $26.5 million for the three months ended December 31, 2003 from $29.1 million in the three months ended December 31, 2002.  This decrease resulted primarily from a decrease in Government BPO net revenues of approximately $711,000 and a decrease in Government SI net revenues of approximately $3.4 million, partially offset by an increase in OPC net revenues of approximately $1.5 million.  The following table presents the net revenues for each of the three reportable segments for the three months ended December 31, 2003 and 2002:

	Three months ended December 31,
	2003	2002
	(in thousands)

Government BPO	$11,111	$11,822
Government SI	7,725	11,140
OPC	7,674	6,125
Total	$26,510	$29,087

The $711,000 decrease in Government BPO net revenues resulted primarily from the winding down of one project that is expected to be completed in May 2004.  The $3.4 million decrease in Government SI net revenues resulted primarily from a $3.2 million decrease in revenues from CalPERS as a result of the termination of the project due to a dispute with CalPERS.  The $1.5 million increase in OPC net revenues resulted primarily from an increase in adoption rates of OPC services and the addition of new government clients and payment types.

The following table presents net revenues for the three months ended December 31, 2003 and 2002 by delivery offering:

	Three months ended December 31,
	2003	2002
	(in thousands)

Transaction and payment processing	$18,326	$16,210
Systems design and integration	3,708	8,699
Maintenance and support services	4,208	3,688
Other	268	490
Total	$26,510	$29,087

Net revenues from transaction and payment processing services increased 13.1% in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 primarily as a result of the $1.5 million increase in OPC net revenues as well as approximately $1.2 million in net revenues from one new child support payment processing contract in our Government BPO segment, partially offset by a $450,000 decrease in revenues from the loss of one child support payment processing center contract.  Net revenues from systems design and integration services decreased 57.4% in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 primarily due to a $3.2 million reduction in revenues from CalPERS as a result of the termination of the CalPERS contract and decreased revenues of $1.1 million due to the winding down of one project that is expected to be completed in May 2004.  Net revenues from maintenance and support services increased 14.1% in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 primarily as a result of increased revenues from one of our large clients.  Net revenues from other services, which declined 45.3% in the three months ended December 31, 2003 compared to the three months ended December 31, 2002, were affected by a reduction in client IT spending.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement and software license net revenues for each period represented were less than 10% of total net revenues for the respective period.  We expect reimbursement revenues to increase in absolute dollars in future periods primarily due to new contracts and future anticipated contracts primarily in our child support payment processing operations.

Direct Costs.   Direct costs consist primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property, amortization and depreciation of any project-related equipment, hardware or software purchases, and the cost of hardware, software or equipment sold to clients.  For state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs.  For OPC, direct costs consist primarily of credit and debit card discount fees, processing fees, telecommunication costs and other third party costs.  Direct costs include $531,000 of depreciation and amortization for the three months ended December 31, 2003 and $514,000 for the three months ended December 31, 2002.  In total, direct costs decreased 3.2% to $18.0 million for the three months ended December 31, 2003 from $18.6 million for the three months ended December 31, 2002.  This decrease resulted primarily from the decrease in net revenues.

Selling and Marketing.     Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures.  Selling and marketing expenses were $1.4 million for the three months ended December 31, 2003 and 2002.  As a percentage of net revenues, selling and marketing expenses increased to 5.2% for the three months ended December 31, 2003 from 5.0% for the three months ended December 31, 2002.  We expect selling and marketing expenses for fiscal year 2004 to increase in absolute dollars compared to fiscal year 2003 as a result of our investment in business development.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense as OPC prepares for the April 15th tax season.

General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPC’s engineering, client implementation, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters.  General and administrative expenses increased 2.0% to $5.5 million for the three months ended December 31, 2003 from $5.4 million for the three months ended December 31, 2002.  As a percentage of net revenues, general and administrative expenses increased to 20.7% for the three months ended December 31, 2003 from 18.5% for the three months ended December 31, 2002.  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2004 compared to fiscal year 2003 as a result of increased insurance premiums for directors and officers liability insurance and costs to comply with the Sarbanes-Oxley Act.

Restructuring and other charges.     The following table presents the restructuring and other charges for the three months ended December 31, 2003 and 2002:

	Three months ended December 31,
	2003	2002
	(in thousands)

Assets impairment charge	$135	$—
Indirect costs associated with terminated contract	300	—
Severance charge resulting from restructuring	903	—
Office closure charge resulting from restructuring	218	—
Business combination integration	—	405
Other charges	516	—
Total	$2,072	$405

During the three months ended December 31, 2003, we recorded asset impairment charges of $135,000 resulting from assets written off due to an office closure.  We also recorded $300,000 of indirect costs associated with terminated contract which includes legal and other costs related to the terminated CalPERS contract.  The severance charge of $903,000 represents additional severance costs resulting from the signing of a termination agreement with our former Chief Executive Officer.  The office closure charge of $218,000 represents costs incurred for the closure of one office (net of estimated sublease income of $75,000).  Other charges of $516,000 represent legal and other costs incurred to comply with the DOJ subpoena.  We expect to incur additional charges of approximately $2.1 million for the remainder of fiscal year 2004 as a result of additional severance due to the contingent modification of our former Chief Executive Officer’s stock option terms  (the actual charge will be determined based on the price of our Class B common stock on the date the options terms are modified), additional costs incurred as a result of the CalPERS dispute and legal costs to comply with the DOJ subpoena.

Depreciation and Amortization.  Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects.  Project-related depreciation and amortization is included in direct costs.  For OPC, no depreciation and amortization expense is included in direct costs.  Depreciation and amortization decreased 17.9% to  $1.1 million for the three months ended December 31, 2003 from $1.4 million for the three months ended December 31, 2002.  As a percentage of net revenues, depreciation and amortization decreased to 4.2% for the three months ended December 31, 2003 from 4.7% for the three months ended December 31, 2002.  The decrease in depreciation and amortization resulted primarily from decreased capital expenditures.

Interest Income  (Expense), Net.  Net interest income decreased 26.7% to $277,000 for the three months ended December 31, 2003 compared to net interest income of $378,000 for the three months ended December 31, 2002.  This decrease was primarily attributable to lower investment balances and lower interest rates in the current year.

Provision for Income Taxes.  The provision for income taxes was $35,000 for the three months ended December 31, 2003 and $838,000 for the three months ended December 31, 2002.  The provision for income taxes for the three months ended December 31, 2003 represents the expected minimum state tax payments.  No tax benefit on the net loss was recorded due to the full valuation allowance on our net deferred tax assets.  Our effective tax rate was 36.4% for the three months ended December 31, 2002.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2004 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.  We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operations.  The loss from discontinued operations, net of income taxes was $1.6 million for the three months ended December 31, 2003 and represents the historical operating results of our U.S. Commercial Services and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.  The income from operations of discontinued operations, net of income taxes was $259,000 for the three months ended December 31, 2002 and represents the historical results of operations of the discontinued segments.

Liquidity and Capital Resources

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at our option.  The credit facility is collateralized by first priority liens and security interests in our assets.  The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt.  The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of December 31, 2003, we were in compliance with all the covenants of the credit facility.

At December 31, 2003, we also had a $2.5 million non-revolving line of credit for financing capital expenditures that may be drawn upon until January 29, 2004.  Principal payments must be made in 36 equal monthly payments commencing February 29, 2004.  This credit facility has a maturity date of January 31, 2007.  Interest is based on either the LIBOR rate plus 2.75% or the lender’s announced prime rate plus 0.5%, at our option and is payable monthly.  As of December 31, 2003, we had no borrowings under this line of credit.

In addition to the credit facilities mentioned above, we had letters of credit totaling approximately $3,346,000, which were collateralized by certain securities in our long-term investment portfolio at December 31, 2003.  Furthermore, our subsidiary, OPC, had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Net cash from continuing operations provided by operating activities was $11.4 million in the three months ended December 31, 2003 as compared to net cash from continuing operations used in operating activities of $3.6 million in the three months ended December 31, 2002.  The increase in net cash from continuing operations provided by operating activities is largely attributable to the receipt of approximately $6.5 million of income tax refunds and increased accounts receivable collections.

Net cash from continuing operations used in investing activities was $3.0 million and $6.1 million in the three months ended December 31, 2003 and 2002, respectively.  The decrease in net cash from continuing operations used in investing activities is primarily attributable to decreased investment activity in the three months ended December 31, 2003.

Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $409,000 in the three months ended December 31, 2003 and $845,000 in the three months ended December 31, 2002.  We anticipate that in fiscal year 2004, we will have capital expenditures similar to fiscal year 2003 related to, among other things, purchases of computer equipment to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment or expansion of child support payment processing and other transaction processing centers.

Net cash from continuing operations provided by financing activities totaled $589,000 in the three months ended December 31, 2003 and $427,000 in the three months ended December 31, 2002.  The net cash from continuing operations provided by financing activities for the three months ended December 31, 2003 and 2002 resulted primarily from the exercise of employee stock options.

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

During the fourth quarter of fiscal 2003, we initiated a strategic review of our business units.  This review was completed in the fourth quarter of fiscal 2003, and we decided to renew our focus on our core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, we recorded restructuring charges of approximately $19.8 million during the quarter ended September 30, 2003.  This restructuring charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses, of which $529,000 was paid in fiscal year 2003.  The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated in the three months ended September 30, 2003 and the remaining employees were terminated in the three months ended December 31, 2003.  Additional goodwill and intangible asset impairment charges of approximately $887,000 were incurred for the three months ended December 31, 2003, of which approximately $135,000 was included in restructuring and other charges and approximately $752,000 was included in loss from discontinued operations, and additional severance of $1.7 million, of which approximately $903,000 is included in restructuring and other charges and approximately $830,000 is included in loss from discontinued operations.  Also included in restructuring and other charges for the three months ended December 31, 2003 was $218,000 related to estimated closure costs for one additional office (net of estimated sublease income of $75,000).  As a result of the restructuring, we expect salary costs to be reduced by approximately $6.3 million and facility costs to be reduced by approximately $475,000 in fiscal year 2004.

As a result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the involuntary termination of employees of $2.7 million and the consolidation of facilities of $546,000 (net of estimated sublease income of $295,000).  The assumed severance liability included severance for 27 individuals and the closing of certain office space.

During the three months ended December 31, 2003, we made total cash payments of $1.2 million for severance and $193,000 for facilities.  Additional severance charges of approximately $350,000 are expected to be incurred in the second quarter of fiscal 2004.  The additional severance charge represents an estimate of the non-cash charge for the contingent modification of our former Chief Executive Officer’s stock options terms.  The actual charge will be determined based on the price of our Class B common stock on the date the options terms are modified.

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

Disclosures About Contractual Obligations And Commercial Commitments as of December 31, 2003

As of December 31, 2003, we had not entered into any derivative transactions and we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Debt, including interest	$337	$158	$179	$—	$—
Operating leases	9,739	3,398	4,132	1,967	242
Restructuring liability	2,925	1,579	1,346	—	—
Total	$13,001	$5,135	$5,657	$1,967	$242

	Amount of commitment expiration per period
Other Commercial Commitments	Total amounts committed	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$3,484	$3,000	$289	$—	$195
Performance bonds	36,450	31,719	4,731	—	—
Total	$39,934	$34,719	$5,020	$—	$195

Recent Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.  SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003.  We have not used such instruments in our share repurchase program, and the adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

•                  the accuracy of estimated transaction volume and transaction dollars processed in computing transaction net revenues from our child support payment processing center operations and OPC’s payment processing center operations;

•                  our consultant utilization rates and the number of billable days in a particular quarter which may be significantly impacted by increased vacations and public holidays;

•                  the seasonality of OPC’s business, due primarily to the fact that the majority of federal and state personal income tax payments are made in March and April and real estate and personal property tax payments may be made annually or semi-annually in many jurisdictions;

•                  changes to processing fees charged to OPC by its credit/debit card partners and financial institutions for processing payment transactions;

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

As discussed in Note 6 to our Condensed Consolidated Financial Statements, we adopted SFAS 142 as of October 1, 2002.  This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our Class B common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.  During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge to write-off substantially all of the associated goodwill totaling $17.6 million.  In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our remaining segments was impaired.  The results did not indicate any impairment loss.  In addition, other acquired intangible assets are tested for impairment whenever an event or circumstance indicates the carrying value of other acquired intangible assets may not be recoverable.  No additional impairment resulted.  At December 31, 2003, we had goodwill of $29.6 million and other intangibles of $24.1 million.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We rely on small numbers of projects, customers and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients.  The completion or cancellation of a large project or a significant reduction in its scope would significantly reduce our net revenues and cash flows.  Most of our contracts are terminable by the client following limited notice and without significant penalty to the client.  If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows.  In the fourth fiscal quarter of fiscal 2003, CalPERS terminated our systems integration contract, and as a result we recorded an adjustment to revenue of approximately $12.8 million to write down the total value of our unbilled receivable from CalPERS.

For the three months ended December 31, 2003, our top ten clients represented 56.2% of our total net revenues and the State of Missouri accounted for 10.4% of our total net revenues.  Revenues from IRS taxpayers accounted for 17.2% of OPC’s net revenues.  The existing contract with the IRS allows the IRS to terminate OPC’s services at any time for any or no reason.  Even though our net revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our net revenues and cash flows.

We currently perform services for three different state governments as a subcontractor to ACS.  For the three months ended December 31, 2003, work performed under these three subcontracts accounted for 14.3% of total net revenues.  The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may not use our services in a subsequent period.  For example, although our agreement with ACS contemplated that we would jointly pursue a request for proposal for child support processing for the state of California, the two companies have mutually decided not to pursue this proposal jointly.  We intend to pursue the opportunity with another partner.  As a result of the decision to pursue the opportunity with another partner, we cannot predict if this will affect the three subcontracts under our existing relationship with ACS or the future revenue associated with those subcontracts.  The loss of revenues from those subcontracts could adversely affect future operating results and cash flows.

As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows.  Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances.  At December 31, 2003, unbilled receivables for two clients accounted for 43.5% and 31.5% of total unbilled receivables.  At December 31, 2003, total accounts receivable and unbilled receivables, for these two clients accounted for 7.4% and 9.6%, respectively, of total net accounts receivable and unbilled receivables.  Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.  The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts.

Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less.  Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation.  For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed.  To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period.  A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project.  If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations.  During the quarter ended December 31, 2003, 16.6% of our net revenues were generated on a fixed price basis and 65.3% of our net revenues were generated from transaction-based contracts.  We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

A decline in the economic climate could adversely affect our net revenues and cash flows.

There are some parts of our business that experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs.  We continue to see clients reduce or defer their expenditures or defer the start of work already contracted.  Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services.  If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our business.  From time to time, in responding to competitive pressures, we lower the prices of our products and services.  If we are unable to reduce our costs or improve operating efficiencies when we offer such lower prices, our net revenues and margins will be adversely affected.

OPC’s net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments.  Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates.  A decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce OPC’s revenues from convenience fees.  A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may reduce OPC’s revenues from convenience fees.  In addition, a decline in the economy may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers’ use of OPC’s services.  If the economy declines, our results of operations and cash flows could be adversely affected.

We depend on government agencies for our net revenues and the loss or decline of existing or future government agency funding would adversely affect our net revenues and cash flows.

For the three months ended December 31, 2003, approximately 40.2% of our net revenues were derived from federally mandated and primarily federally funded child support transaction processing services fees and approximately 28.9% of our net revenues were derived from convenience fees earned by OPC with respect to payments made by constituents to government agencies.   The balance of our net revenues were derived from other services provided to government agencies. Some of these net revenues, particularly our FMS and State of Missouri contracts, may be subject to state and local government agency spending fluctuations.  These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation.  These government agencies may terminate most of these contracts at any time without cause.  In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds.  A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows.  The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows.  Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

The litigation with CalPERS will negatively affect our operating results and cash flows.

In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, against CalPERS to overturn CalPERS’ decision to terminate the contract for default and to recover added costs associated with our systems integration project for the contributions reporting system.  We seek to recover damages and project delay, disruption and interference costs on the project.  CalPERS terminated the contract for default after we sought to recover added costs due to CalPERS-caused delays, disruption and interference.  There is no guarantee that we will be successful in our lawsuit against CalPERS or that we will recover the damages we seek.  CalPERS filed a counter-claim against us.  Due to the risks and uncertainty inherent in any litigation, there is the possibility that CalPERS could prevail against the Company.  In this litigation, the prevailing party will be entitled to their attorneys fees.  Accordingly, there is the possibility that if we are found liable to CalPERS, we would be required to pay their damages, which could be substantial, and their attorneys’ fees, as well as our own.  The costs of litigation can be substantial and the process can be lengthy and unpredictable.  There may be claims made against us by subcontractors or other third parties.  CalPERS made a claim against our performance bond.  Under the terms of our indemnity agreement with the surety that provided the performance bond, we are obligated to reimburse the surety for their investigation expenses in this matter.  An ongoing dispute with a former client could negatively impact our ability to secure additional contracts and business for other clients.  Management may be required to devote substantial time to the litigation process which may result in the diversion of their time and attention from other revenue-generating activities.

An investigation involving the child support payment processing industry may negatively affect our business and operating results.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the Antitrust Division of the DOJ.  We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against us and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct.  During the three months ended December 31, 2003, we incurred approximately $516,000 of legal costs to comply with the subpoena which includes approximately $232,000 paid under directors and officers indemnification agreements.  We anticipate that we will incur an additional

$1.5 million in fiscal year 2004 as we continue to cooperate with the investigation.  Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could have a material adverse effect on our financial condition, results of operations and business.

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

OPC relies on a third party co-location facility for its primary data center and utilizes third party processors to complete payment transactions.  Failure by these third parties to satisfactorily perform services may adversely affect our operating results and our reputation.

We and certain of our officers and directors have been named as defendants in recently initiated securities litigation that could result in substantial costs and divert management’s attention and resources.

We are aware of a lawsuit in which we, our chairman of the board who formerly was our chief executive officer, another executive officer who formerly was our chief financial officer and a former executive officer, are alleged to have violated federal securities laws relating to alleged misrepresentations regarding our financial performance during fiscal years 2002 and 2003.  In December 2003, we were served with another complaint filed by a shareholder as a putative derivative action in state court against the same three officers, another current officer, some of our current directors and two former directors.  The derivative complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code.  We believe that the claims in these lawsuits are without merit, and we intend to engage in a vigorous defense of such claims.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our shareholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows if not covered by our insurance.  Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could have an adverse effect on our business and could impact our ability to obtain future directors and officers insurance coverage at a reasonable premium or successfully obtain such coverage at all.

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

One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From October 1, 2001 through December 31, 2003, we acquired three businesses using cash, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

OPC’s electronic payment services and our child support payment processing services are designed to provide payment management functions and, in the case of certain of our child support payment processing contracts, serve to limit our clients’ risk of fraud or loss in effecting transactions with their constituents.  As electronic services become more critical to our clients, we may be subjected to claims or fines regarding our alleged liability for the processing of fraudulent or erroneous transactions. Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and/or licensed from third parties.  Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released.  In addition, we may experience disruptions in service from third-party providers. To the extent that defects or errors are undetected by us in the future or cannot be resolved satisfactorily or in a timely manner once detected, our business could suffer.  If one or more liability claims were brought against us, even if unsuccessful, their defense would likely be time consuming, costly and potentially damaging to our reputation.  Any such liability or claim could have a material and adverse effect on our business, operating results and financial condition.

Because OPC’s business model is continuing to evolve, it is difficult to evaluate OPC’s business.

At the end of July 2002, we acquired OPC, which has a history of losses. Although OPC has cumulatively increased revenues since the acquisition and has reduced certain operating expenses as we integrated this acquisition, there can be no assurance that OPC will attain and maintain profitability in the future.

The use of credit and debit cards and electronic checks to make payments to government agencies is still relatively new and evolving.  To date, OPC’s business has consisted primarily of providing credit and debit card payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes and fines for traffic violations and parking citations.  Payment by electronic check is an additional payment option that OPC has implemented for electronic transactions.  Because OPC has only a limited operating history under Tier’s management, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC’s business model. OPC’s business model is based on consumers’ willingness to pay a convenience fee (in addition to their required government or other payment) for the use of OPC’s credit or debit card and electronic check payment option.  Our success with respect to OPC will depend on maintaining OPC’s relationship with the IRS and on maintaining existing, and developing additional relationships with state and local government agencies, especially state taxing authorities, and their respective constituents.  There can be no assurances that we will be able to develop new OPC relationships or maintain existing OPC relationships, and the failure to do so could have a material and adverse effect on our business, operating results and financial condition.  In addition, if consumers are not receptive to paying a convenience fee, if card associations change their rules and do not allow us to charge the convenience fees, or if credit or debit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, demand for OPC’s services will decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition. OPC is charged processing fees by its credit/debit card partners and financial institutions for processing payments. The processing fees OPC is charged can be changed with little or no notice. Any increase in the fees charged to OPC may have a material adverse impact on our business, operating results and financial conditions.

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

Demand for OPC’s services would also be adversely impacted by a decline in the use of the Internet.  Factors that could reduce the level of Internet usage or electronic commerce include the actual or perceived lack of security or privacy of information, traffic congestion or other Internet access delays, excessive government regulation, increases in access costs, or the unavailability of cost-effective high speed service.

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

A constraint in OPC’s capacity to process transactions could impair the quality and availability of OPC’s service.  Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of service.  Although we believe that OPC has sufficiently expanded its system capacity to accommodate anticipated future growth, there are no assurances that OPC will not suffer capacity constraints caused by sharp increases in the use of its services.  Due to the large number of tax payments made in March and April, there is an increased risk that OPC will suffer a capacity constraint during that period, which could have an adverse effect on our business, operating results and financial condition.

If OPC’s clients or credit/debit card issuers cease to publicize OPC’s services or adversely change the manner in which OPC’s services are promoted, consumer use of its services may slow, and we may suffer a large increase in advertising costs.

Currently, OPC’s government clients and credit/debit card issuers provide a significant portion of the publicity for its services, without any charge to OPC.  If clients cease to publicize OPC’s services, or charge OPC for this publicity, advertising costs will increase substantially, resulting in a material and adverse effect on our business, operating results and financial condition. While OPC endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, the clients may publicize other services, including those of its competitors.  For example, the IRS’s tax year 2002 Form 1040 instruction booklet listed OPC’s name before a competitor’s name in regard to providers of electronic credit/debit card payment services, whereas for the 2003 tax year (i.e., filing due date of April 15, 2004), OPC’s name will be listed second.

In addition, OPC advertises in conjunction with its credit/debit card partners under co-operative advertising programs. If OPC’s credit/debit card partners fail to contribute to the co-operative advertising programs, OPC’s ability to advertise may be impacted.

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

Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock.  The voting power held by Mr. James L. Bildner, our chairman of the board and former chief executive officer, in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner represented 34.4% of our total common stock voting power outstanding at December 31, 2003. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies used by our discontinued operation in the United Kingdom.

Foreign currency exchange rate risk

We have conducted operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British Pounds and Euros and are included in net income (loss) from discontinued operations for the three months ended December 31, 2003 and 2002. Near-term changes in exchange rates may have a material impact on our future income (loss) from discontinued operations, fair values or cash flows as we liquidate the remaining assets and liabilities in the United Kingdom.  We have not engaged in foreign currency hedging transactions during the three months ended December 31, 2003. There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at December 31, 2003, the fair value of the portfolio would decline by $2,992,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on the evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient as of the end of the period covered by this report to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2003.  We are not aware of any significant change in any other factors that significantly affected our internal control over financial reporting during the quarter ended December 31, 2003.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim was for an amount not less than $700,000 plus interest, attorneys’ fees and associated costs.  This matter was settled and a charge of approximately $104,000 was recorded in the three months ended December 31, 2003.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice (“DOJ”), Antitrust Division.  We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. We have not recorded any liability for such payments as any liability is not probable or estimable at this time. During fiscal 2003, we incurred approximately $1.3 million of legal costs to comply with the investigation, which includes approximately $305,000 paid under officers and directors indemnification agreements, and we expect to incur approximately an additional $1.5 million in fiscal year 2004.

In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, Tier Technologies, Inc. v State of California, through its agency, California Public Employees Retirement System, C.A. No. 03AS06220, to overturn CalPERS’ decision to terminate the contract relating to our systems integration project for CalPERS for default and to recover added costs associated with that project.  We seek to recover damages and project delay, disruption and interference costs on the project.  In December 2003, CalPERS filed a cross-complaint against us and made a claim against our performance bond for this contract.  The parties are undertaking discovery and we intend to vigorously pursue our claims and to defend against CalPERS’ cross-complaint.  We expect to incur costs of approximately $1.5 million in fiscal year 2004 related to this matter.

In December 2003, a complaint was filed in the U.S. District Court for the Northern District of California against us, our chairman of the board who formerly was our chief executive officer, another executive officer who formerly was our chief financial officer and a former executive officer.  Sperling v. Tier Technologies, Inc. et al, case no. C03-05509VRW.  The complaint has been brought as a purported shareholder class action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages on behalf of the shareholder class.  In general, the complaint alleges that we misrepresented our financial performance during the fiscal years 2002 and 2003 to inflate the value of our stock.  We have not been served with this complaint.  Since the filing of the complaint in federal court, we have been served with a complaint filed by a shareholder as a putative derivative action in California Superior Court for Contra Costa County, Scala v. Bildner et al, case no. C03-03077.  The derivative complaint names the same three officers, another current officer, some of our current directors and two former directors as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code.  We believe that the allegations in these complaints are without merit and intend to vigorously defend these lawsuits.  The lawsuits have been tendered to our insurance carriers.

In January 2004, we were served with a complaint filed by Professional Services & Resources, Inc. (PSRI) in the Circuit Court in Cole County, Missouri (Professional Services & Resources, Inc. vs. Tier Technologies, Inc., Case No. 04CV323189).  PSRI alleges that we breached the subcontract agreement between the parties by hiring an employee of PSRI.  PSRI claims damages of $100,000 for violation of the agreement, punitive damages, and attorney fees and costs associated with the action.  We believe the allegations in the complaint are without merit and we intend to vigorously defend the lawsuit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
10.39	Termination Agreement dated October 14, 2003 by and between the Company and James L. Bildner*

10.40	Separation Agreement dated December 12, 2003 by and between the Company and Harry Wiggins.*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan required to be filed as an exhibit to this report.

(b) Reports on Form 8-K.

Current Report on Form 8-K, filed November 10, 2003, pursuant to Items 5 and 12.  Reference is made to the press releases of the Company issued November 10, 2003, announcing 1) the Company’s fourth quarter and year end results, 2) the closure of certain business operations and 3) the filing of a lawsuit by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: February 13, 2004

	By:	/s/ JEFFREY A. MCCANDLESS

Jeffrey A. McCandless

Chief Financial Officer
(Principal Financial and Accounting Officer)