Form 10-Q
period 2004-03-31
TIER TECHNOLOGIES INC
filed 2004-05-11
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10780 Parkridge Blvd., 4th Floor
Reston, Virgnia  20191

(Address of principal executive offices)

2001 N. Main Street, Suite 500
Walnut Creek, CA 94596

(Former address of principal executive offices)

(571) 382-1090

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

(1) Yes ☒ No ☐

As of April 30, 2004, the number of shares outstanding of the Registrant’s Class A Common Stock was 880,000 and the number of shares outstanding of the Registrant’s Class B Common Stock was 17,988,466.

TIER TECHNOLOGIES, INC.

FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 28, that could cause actual results to differ materially from those anticipated as of the date of this report.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2004	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents.	$49,706	$26,178
Short-term investments.	1,000	5,492
Accounts receivable, net.	13,718	20,024
Unbilled receivables	4,500	7,872
Assets of discontinued operations	689	3,550
Prepaid expenses and other current assets.	2,616	4,602
Total current assets.	72,229	67,718
Equipment and software, net.	4,459	5,422
Notes and accrued interest receivable from related parties, less current portion.	2,273	2,152
Goodwill	29,625	29,625
Other acquired intangible assets, net.	23,329	24,832
Long-term investments	23,675	24,883
Restricted investments	7,675	7,707
Non-current assets of discontinued operations	—	760
Other assets.	2,534	1,875
Total assets.	$165,799	$164,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable.	$949	$2,087
Accrued liabilities.	9,130	8,476
Accrued subcontractor expenses.	3,493	5,494
Accrued compensation and related liabilities.	3,864	3,654
Income taxes payable	4,546	—
Deferred revenue	3,350	3,299
Liabilities of discontinued operations	529	2,043
Current portion of long-term debt.	120	150
Total current liabilities.	25,981	25,203
Long-term debt, less current portion.	138	195
Non-current liabilities of discontinued operations	62	432
Other liabilities.	1,388	994
Total liabilities.	27,569	26,824

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value.	165,920	164,742
Notes receivable from shareholders.	(1,773)	(1,773)
Accumulated other comprehensive loss.	(124)	(350)
Accumulated deficit.	(25,793)	(24,469)
Total shareholders’ equity.	138,230	138,150
Total liabilities and shareholders’ equity	$165,799	$164,974

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net revenues	$29,659	$30,165	$56,169	$59,252
Costs and expenses:
Direct costs	19,399	19,750	37,367	38,315
Selling and marketing	1,756	1,413	3,133	2,854
General and administrative	6,293	5,431	12,593	11,210
Restructuring charges	5	—	1,261	—
Depreciation and amortization	1,107	1,388	2,238	2,765
Income (loss) from continuing operations	1,099	2,183	(423)	4,108
Interest income (expense), net	293	296	570	674
Income from continuing operations before income taxes	1,392	2,479	147	4,782
Provision for income taxes	35	955	70	1,793
Income from continuing operations, net of income taxes	1,357	1,524	77	2,989
Income (loss) from of discontinued operations, net of income taxes	164	57	(1,401)	316
Net income (loss)	$1,521	$1,581	$(1,324)	$3,305

Income from continuing operations, net of income taxes:
Per basic share	$0.07	$0.08	$—	$0.16
Per diluted share	$0.07	$0.08	$—	$0.15

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$0.01	$—	$(0.07)	$0.02
Per diluted share	$0.01	$—	$(0.07)	$0.02

Net income (loss):
Per basic share	$0.08	$0.08	$(0.07)	$0.17
Per diluted share	$0.08	$0.08	$(0.07)	$0.17

Shares used in computing basic income (loss) per share	18,808	18,834	18,755	18,944
Shares used in computing diluted income (loss) per share	19,217	19,355	19,083	19,580

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2004	2003
Operating activities
Income from continuing operations, net of income taxes	$77	$2,989
Adjustments to reconcile income from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Asset impairment charge	135	—
Depreciation and amortization	3,287	3,847
Provision for doubtful accounts	272	366
Tax benefit of stock options exercised	—	196
Forgiveness of notes receivable from employees	8	27
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	8,581	(5,926)
Prepaid expenses and other assets	(210)	565
Accounts payable and accrued liabilities	5,040	(1,932)
Deferred revenue	51	521
Net cash from continuing operations provided by operating activities	17,241	653

Investing activities
Purchase of equipment and software	(908)	(995)
Notes and accrued interest receivable from related parties	(171)	(135)
Repayments on notes and accrued interest receivable from related parties	34	14
Business combinations, net of cash acquired	—	151
Purchases of available-for-sale securities	(10,358)	(19,298)
Sales of available-for-sale securities	—	5,989
Maturities of available-for-sale securities	16,032	15,533
Other assets	26	—
Net cash from continuing operations provided by investing activities	4,655	1,259

Financing activities
Net proceeds from issuance of Class B common stock	1,177	1,028
Repurchase of Class B common stock	—	(6,665)
Payments on capital lease obligations and other financing arrangements	(87)	(344)
Net cash from continuing operations provided by (used in) financing activities	1,090	(5,981)
Net cash provided by (used in) continuing operations	22,986	(4,069)
Net cash provided by discontinued operations	542	142
Net increase (decrease) in cash and cash equivalents	23,528	(3,927)
Cash and cash equivalents at beginning of period	26,178	40,609
Cash and cash equivalents at end of period	$49,706	$36,682

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$28	$31
Income taxes paid (refunded), net	$(6,939)	$2,393

Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$—	$68

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (‘‘Tier’’ or the ‘‘Company’’) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Form 10-K filed on December 19, 2003 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed. The consolidated results of operations for the six months ended March 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2004 or any future period, and the Company makes no representations related thereto.

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

Transaction and Payment Processing – Transaction and payment processing revenues are recorded in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Transaction processing revenues includes revenues recorded at the Company’s child support payment processing centers and Official Payments Corporation (“OPC”), the Company’s wholly–owned subsidiary, and are based upon a per-transaction fee or a percentage of the dollar amount processed.  Revenues are recognized each month based on the number of transactions performed and dollar amount processed in that month after the Company has received a signed contract, the price per transaction or fee percentage is fixed according to the contract, and collectibility is reasonably assured. The Company assesses the probability of collection based upon the client’s financial condition and prior payment history.  For OPC, transaction fees are generally borne by the consumer utilizing our services, not the governmental entity. OPC receives real-time authorization for credit and debit card transactions which ensures availability of cardholder funds for payment.

Systems Design and Integration - Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients’ operating functionality.

License and services revenues for contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized over the period of each engagement, using the percentage-of-completion method of Statement of Position 81-1 “Accounting for the Performance of Construction Type and Certain Production Type Contracts.” The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion.  Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term. A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated.  If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby the amount of revenue recognized is limited to the amount of costs until such time, as the total loss can be estimated. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables. Revenues recognized under the percentage-of-completion method were $5,951,000 and $14,716,000 for the six months ended March 31, 2004 and 2003, respectively.

Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price. Included in prepaid and other assets at March 31, 2004 and September 30, 2003, respectively, were $0 and $34,000 of deferred costs related to change orders not yet approved.

Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection.  Arrangements for which the fees are not deemed fixed or determinable are recognized on the earlier of the due date or when payment is received.  Revenues from software license fees not requiring significant modification were $126,000 and $39,000 for the six months ended March 31, 2004 and 2003, respectively.

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

Multiple Elements Arrangements – The Company has several engagements that provide a combination of services from several delivery offerings as part of the overall project.  For these multiple element arrangements, the Company allocates revenue to each element based on the fair value of the delivery offering.  In establishing fair value, the Company uses prices charged on similar contracts.  For multiple element arrangements entered into beginning July 1, 2003, we have followed the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  For these multiple element arrangements, the Company accounts for each unit of the contract as a separate unit when each unit provides value to the customer on a stand-alone basis and there is objective evidence of the fair value of the stand-alone unit.  The implementation of EITF 00-21 did not have a material effect on the Company’s recognition of revenue.

NOTE 3—CUSTOMER CONCENTRATION AND RISK

The Company derives a significant portion of its net revenues from a limited number of clients. For the three months ended March 31, 2004, no client comprised more than 10% of total net revenues and for the three months ended March 31, 2003, revenues from two clients totaled approximately $3,344,000 and $3,021,000, which represented 11.1% and 10.0%, respectively, of total net revenues.  For the six months ended March 31, 2004, revenues from one client totaled approximately $5,692,000, which represented 10.1% of total net revenues. For the six months ended March 31, 2003, revenues from one client totaled approximately $6,579,000 which represented 11.1% of total net revenues.

The Company’s contracts with government agencies typically include a termination for convenience clause.  The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest.  Each contract has specific remedies under a termination for convenience that generally provide a settlement claim which includes costs relating or allocable to the terminated contract, including settlement expenses and a reasonable profit. The Company’s contracts with government agencies also typically provide for termination for cause when either party endangers the performance in the contract.

The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on its financial condition and results of operations.  Unbilled receivables were $4,500,000 and $7,872,000 at March 31, 2004 and September 30, 2003, respectively.  Amounts will become billable upon completion of project milestones or customer acceptance. The entire unbilled receivables balance as of March 31, 2004 and September 30, 2003 was expected to become billable within one year.   Unbilled receivables for two clients accounted for 45.3% and 33.7%, respectively, of total unbilled receivables at March 31, 2004. Total accounts receivable and unbilled receivables for these two clients accounted for 17.7% and 9.7%, respectively, of total net accounts receivable and unbilled receivables at March 31, 2004.  Unbilled receivables for three clients accounted for 44.2%, 25.0% and 20.3%, respectively, of total unbilled receivables at September 30, 2003. Total accounts receivable and unbilled receivables for these three clients accounted for 20.1%, 16.3% and 7.2%, respectively, of total net accounts receivable and unbilled receivables at September 30, 2003.

On August 25, 2003, the Company received a notice of termination for default of a significant contract with the California Public Employees Retirement System (“CalPERS”). The Company recorded $12,831,000 in September 2003 as a revenue reversal on this loss contract for amounts unbilled and uncollected as of the date of termination. From inception through June 30, 2003, the Company had recorded revenue under the percentage-of-completion method of $20,340,000 under the terms of the contract and collected  $7,508,000 in cash including $985,000 in July 2003. The Company filed a lawsuit to overturn the termination of the contract for default and to recover all uncollected unbilled receivables, delay, disruption and interference costs, attorneys fees and other costs associated with the contract. (See Note 13.) The Company also wrote-off $532,000 in deferred costs in September 2003 related to change orders that were being negotiated at June 30, 2003. No revenue was recognized in connection with this contract for the six months ended March 31, 2004.

Included in accounts receivable and other assets at March 31, 2004 was approximately $1,818,000, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $6,000 was expected to be collected within one year,  $430,000 was expected to be collected within two years, $1,379,000 was expected to be collected within three years and $3,000 was expected to be collected within five years. Included in accounts receivable and other assets at September 30, 2003 was approximately $1,448,000 of retainage of which approximately $461,000 was expected to be collected within one year, $430,000 was expected to be collected within two years and $557,000 was expected to be collected within three years.

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

Restricted investments were approximately $7,675,000 and $7,707,000 at March 31, 2004 and September 30, 2003, respectively, and were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through June 2005.

NOTE 5—BANK LINES OF CREDIT

At March 31, 2004, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of January 31, 2005.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at the Company’s option, and is payable monthly.  As of March 31, 2004, there were no outstanding borrowings or standby letters of credit.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 2004, the Company was in compliance with all of the financial ratios of the credit facility.

In addition to the credit facility noted above, the Company had letters of credit totaling approximately $3,396,000, which were collateralized by certain securities in the Company’s long-term investment portfolio at March 31, 2004.  Also, the Company’s subsidiary, OPC, had a letter of credit outstanding in the amount of approximately $138,000 collateralized by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

NOTE 6—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

As of October 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and ceased amortizing goodwill. The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations. During the fourth quarter of fiscal year 2003, the Company decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge of $17,646,000 to write-off substantially all of the associated goodwill.  As of September 30, 2003, the remaining fair market value of the goodwill associated with these segments totaled $457,000. The fair market value was determined by estimating the expected margin on the remaining contracts in these segments.

During the six months ended March 31, 2004, the Company wrote-off the remaining $457,000 of goodwill associated with the U.S. Commercial Services segment in discontinued operations as a result of the fulfillment of the remaining contracts in the quarter ended December 31, 2003.  In the fourth quarter of fiscal year 2003, the Company performed its annual impairment test to determine if the goodwill associated with its remaining segments was impaired.  The results did not indicate any impairment loss for the remaining segments.

Other acquired intangible assets, net, consisted of the following at March 31, 2004 and September 30, 2003 (in thousands):

		March 31, 2004			September 30, 2003
	Amortization Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Client relationships	10 years	$24,400	$(4,067)	$20,333	$24,400	$(2,847)	$21,553
Tradename	10 years	3,200	(533)	2,667	3,200	(373)	2,827
Technology	3 years	740	(411)	329	740	(288)	452
Acquired contracts	12 months	500	(500)	—	500	(500)	—
Other acquired intangible assets, net		$28,840	$(5,511)	$23,329	$28,840	$(4,008)	$24,832

The changes in the carrying amount of goodwill for the six months ended March 31, 2004 are as follows (in thousands):

	Government Business Process Outsourcing	Government Systems Integration	Official Payments	Total
Balance as of September 30, 2003	$5,298	$9,721	$14,606	$29,625
Activity	—	—	—	—
Balance as of March 31, 2004	$5,298	$9,721	$14,606	$29,625

NOTE 7 —  SHAREHOLDERS’ EQUITY

Pro Forma Impact of Employee Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation Costs – Transition and Disclosure,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation.  SFAS 148 also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based compensation.  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provides the disclosure required in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The Company adopted the disclosure provisions of SFAS 148 in January 2003.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company would have applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$1,521	$1,581	$(1,324)	$3,305
Deduct: Pro forma employee compensation cost related to stock options, net of tax	1,057	691	1,216	1,598
Pro forma net income (loss)	$464	$890	$(2,540)	$1,707

Net income (loss) per basic share:
As reported	$0.08	$0.08	$(0.07)	$0.17
Pro forma	$0.02	$0.05	$(0.14)	$0.09

Net income (loss) per diluted share:
As reported	$0.08	$0.08	$(0.07)	$0.17
Pro forma	$0.02	$0.05	$(0.13)	$0.09

NOTE 8 —  INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$1,357	$1,524	$77	$2,989
Income (loss) from discontinued operation, net of income taxes	164	57	(1,401)	316
Net income (loss)	$1,521	$1,581	$(1,324)	$3,305
Denominator for basic income (loss) per share- weighted average common shares outstanding	18,808	18,834	18,755	18,944
Effects of dilutive securities:
Common stock options	409	521	328	636
Denominator for diluted income (loss) per share- adjusted weighted average common shares and assumed conversions	19,217	19,355	19,083	19,580
Income from continuing operations, net of income taxes:
Per basic share	$0.07	$0.08	$—	$0.16
Per diluted share	$0.07	$0.08	$—	$0.15
Income (loss) from discontinued operation, net of income taxes:
Per basic share	$0.01	$—	$(0.07)	$0.02
Per diluted share	$0.01	$—	$(0.07)	$0.02
Net income (loss):
Per basic share	$0.08	$0.08	$(0.07)	$0.17
Per diluted share	$0.08	$0.08	$(0.07)	$0.17

For the three and six months ended March 31, 2004, options to purchase approximately 1,960,000 and 2,209,000 shares of Class B common stock, respectively, at prices ranging from $10.88 to $20.70 per share and $9.19 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the shares for this period.  For the three and six months ended March 31, 2003, options to purchase approximately 1,373,000 and 995,000 shares of Class B common stock, respectively, at prices ranging from $13.75 to $20.70 per share and $15.19 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the shares for this period.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net income (loss).	$1,521	$1,581	$(1,324)	$3,305
Net change in unrealized gain on available-for-sale investments	112	(32)	(26)	16
Foreign currency translation adjustments	21	(46)	254	(136)
Comprehensive income (loss).	$1,654	$1,503	$(1,096)	$3,185

NOTE 10—SEGMENT INFORMATION

Following the restructuring in the fourth quarter of fiscal 2003, the Company has been managed through three reportable segments: Government Business Process Outsourcing (“Government BPO”), Government Systems Integration (“Government SI”) and OPC.  Accordingly, the prior year amounts have been reclassified to conform to the current year presentation. The Government BPO segment provides transaction processing services. The Government SI segment provides systems integration, licensing and maintenance services.  The OPC segment provides transaction and payment processing services.  The Company evaluates the performance of its operating segments based on net revenue and direct costs, while other operating costs are evaluated on a geographical basis.  Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability.  The table below presents financial information for the three reportable segments:

	Government BPO	Government SI	OPC	Total
	(in thousands)
Three Months Ended March 31, 2004:
Net revenues	$11,899	$9,808	$7,952	$29,659
Direct costs	7,537	6,574	5,288	19,399

Three Months Ended March 31, 2003
Net revenues	12,032	11,556	$6,577	30,165
Direct costs	7,072	8,156	4,522	19,750

Six Months Ended March 31, 2004:
Net revenues	23,010	17,533	15,626	56,169
Direct costs	15,291	11,889	10,187	37,367

Six Months Ended March 31, 2003:
Net revenues	23,854	22,696	12,702	59,252
Direct costs	13,831	15,991	8,493	38,315

NOTE 11—RESTRUCTURING

During the fourth quarter of fiscal year 2003, the Company initiated a strategic review of its business units.  This review was completed in the fourth quarter of fiscal year 2003 and the Company decided to renew its focus on its core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, the Company recorded a charge of approximately $19,786,000 during the three months ended September 30, 2003.  This charge was comprised of $18,197,000 of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses. The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated during the three months ended September 30, 2003 and the remaining employees were terminated during the three months ended December 31, 2003. Additional goodwill and asset impairment charges of approximately $887,000 were incurred for the six months ended March 31, 2004, of which approximately $135,000 was included in restructuring charges and approximately $752,000 was included in loss from discontinued operations.  Additional severance of approximately $1.7 million was incurred for the six months ended March 31, 2004, of which approximately $903,000 resulted from the signing of a termination agreement with the Company’s former Chief Executive Officer and was included in restructuring charges and approximately $830,000 was included in loss from discontinued operations.  Additional severance charges estimated at $552,000 are expected to be incurred in the third quarter of fiscal 2004.  The additional severance charge represents an estimate of the non-cash charge for the modification of the former Chief Executive Officer’s stock options terms, determined based on the price of the Company’s Class B common stock on April 1, 2004.  Also included in restructuring charges for the six months ended March 31, 2004 was $223,000 related to estimated closure costs for one additional office (net of estimated sublease income of $75,000).

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

At September 30, 2003, the Company had restructuring liabilities totaling $2,330,000 of which $656,000 was recorded in accrued liabilities, $668,000 was recorded in other long-term liabilities and $1,006,000 was recorded in liabilities of discontinued operations.  The following is a summary of the restructuring liabilities from September 30, 2002 through September 30, 2003 (in thousands):

	Liability as of September 30, 2002	Additions/ (Reductions)	Cash Payments	Liability as of September 30, 2003
Severance – OPC	$2,254	$(38)	$(1,083)	$1,133
Facilities closure – OPC	513	(15)	(361)	137
Severance – fiscal 2003 plan	—	280	(280)	—
Facilities closure – fiscal 2003 plan	—	53	—	53
Severance – discontinued operations	—	427	(249)	178
Facilities closure – discontinued operations	—	829	—	829
	$2,767	$1,536	$(1,973)	$2,330

At March 31, 2004, the Company had restructuring liabilities totaling $2,273,000, of which $985,000 was recorded in accrued liabilities, $857,000 was recorded in non-current other liabilities, $369,000 was included in current liabilities of discontinued operations and $62,000 was recorded in non-current liabilities of discontinued operations. Approximately $614,000 of the non-current restructuring liability is expected to be paid in fiscal year 2005 and the balance is expected to be paid in fiscal year 2006. The following is a summary of the restructuring liabilities from September 30, 2003 to March 31, 2004 (in thousands):

	Liability as of September 30, 2003	Additions/ (Reductions)	Cash Payments	Liability as of March 31, 2004
Severance – OPC	$1,133	$—	$(246)	$887
Facilities closure – OPC	137	—	(40)	97
Severance - fiscal 2003 plan	—	903	(228)	675
Facilities closure – fiscal 2003 plan	53	249	(119)	183
Severance - discontinued operations	178	827	(965)	40
Facilities closure – discontinuedoperations	829	(212)	(226)	391
	$2,330	$1,767	$(1,824)	$2,273

NOTE 12 — DISCONTINUED OPERATIONS

During the quarter ended September 30, 2003, the Company completed a strategic review of all business units and began a restructuring plan which included exiting the U.S. Commercial Services segment and the United Kingdom Operations segment. During the quarter ended December 31, 2003, the Company completed the restructuring and abandoned those businesses.  Accordingly, the financial position, results of operations and cash flows of the U.S. Commercial Services and United Kingdom Operations segments have been reported as discontinued operations for each period presented.  The discontinued operations activity for the three and six months ended March 31, 2004 included a reduction in the estimated facility closure charges as a result of renegotiating more favorable lease-buyout terms for one of the facilities.  The discontinued operations activity for the three and six months ended March 31, 2003 represented the historical results of operations of these discontinued businesses.  At March 31, 2004, the Company had net assets of discontinued operations of approximately $98,000 comprised of cash, accounts receivable, prepaid expenses, restructuring liabilities, and accounts payable and other accrued liabilities.

The operating results of the discontinued operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)

Net revenues	$56	$3,063	$1,727	$6,171
Income (loss) from discontinued operations, net of income taxes	$164	$57	$(1,401)	$316

NOTE 13 -  LEGAL PROCEEDINGS

In January 2004, the Company was served with a complaint filed by Professional Services & Resources, Inc. (“PSRI”) in the Circuit Court in Cole County, Missouri (Professional Services & Resources, Inc. vs. Tier Technologies, Inc., Case No. 04CV323189).  PSRI alleged that the Company breached the subcontract agreement between the parties by hiring an employee of PSRI.  PSRI claimed damages of $100,000 for violation of the agreement, punitive damages, and attorney fees and costs associated with the action.  This matter was settled in March 2004 and the Company recorded a charge for $27,000 in the six months ended March 31, 2004.

In December 2003, a complaint was filed in the U.S. District Court for the Northern District of California against the Company, its former chairman of the board who formerly was its chief executive officer, another executive officer who formerly was its chief financial officer and a former executive officer.  Sperling v. Tier Technologies, Inc. et al, case no. C03-05509VRW.  The complaint was brought as a purported shareholder class action under Sections 10(b) and 20(a)

of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought unspecified monetary damages on behalf of the shareholder class.  The court dismissed this complaint without prejudice in December 2003.

Also, in December 2003, a complaint was filed by a shareholder as a putative derivative action in California Superior Court for Contra Costa County. Scala V. Bildner et al, case no. C03-03077. The derivative complaint named the same three officers, another current officer, some of the Company’s current directors and two former directors as defendants and alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code.  The court dismissed this complaint without prejudice in March 2004.

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

In June 2003, the Company announced that it had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice (“DOJ”), Antitrust Division.  The Company has fully cooperated, and intends to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company, its officers, directors and employees, as long as the Company continues to comply with the Corporate Leniency Policy, which requires, among other things, the Company’s full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. During the six months ended March 31, 2004, we incurred approximately $321,000 of legal costs to comply with the subpoena which includes approximately $211,000 cost incurred under indemnification agreements partially offset by a claim payment received from our insurance carrier for approximately $227,000.  Due to the preliminary nature of the government’s inquiry, we are not able to assess the full impact on our financial condition and results of operations.

In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  This matter was settled and the Company recorded a charge of approximately $104,000 in the six months ended March 31, 2004.

NOTE 14 -  SUBSEQUENT EVENTS

In April 2004, the Company announced that it would be consolidating its Walnut Creek, California and Reston, Virginia offices by June 30, 2004.  As part of the office consolidation, the Company will relocate the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and will close the Walnut Creek office.  The Company believes that the office consolidation will improve the efficiency of its workforce and reduce its cost structure.  The Company anticipates that some members of the staff now resident in Walnut Creek will relocate to the Reston office as part of the office consolidation and that the Company will hire new staff for the Reston office to perform functions formerly carried out in Walnut Creek.  The Company estimates that it will incur restructuring and other related pre-tax charges totaling approximately $3.5 million in connection with the office consolidation.  The estimated charge is comprised of approximately $211,000 in severance payments to employees who do not relocate to the Reston office, $2.2 million in facility closure costs, net of estimated sublease income of $999,000, and $1.1 million in other charges related to the office consolidation.  The Company estimates that $3.2 million of these charges will be recorded in the quarter ending June 30, 2004 and the remaining balance will be recorded in the quarter ending September 30, 2004.

In April 2004, the Company acquired from PublicBuy.net LLC, an e-procurement software solution and related assets that streamline the purchasing process for public procurement officials for $1.2 million in cash.    The Company intends to license this software as part of its suite of financial management software offerings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of transaction and payment processing and packaged software and systems implementation services for federal, state and local government clients.  We combine our understanding of enterprise-wide systems with domain knowledge to formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. Our workforce, composed of employees, independent contractors and subcontractors, decreased to 754 on March 31, 2004 from 800 on March 31, 2003 primarily due to the restructuring and discontinued operations.

In fiscal year 2003, we operated our business through four strategic business units:  U.S. Government Services, U.S. Commercial Services, OPC and United Kingdom Operations.  In the fourth quarter of fiscal year 2003, we completed a strategic review of all business units and began a restructuring plan which renewed our focus on our core Government Services businesses while exiting other unprofitable or marginal business operations.  As of December 31, 2003, we had exited the United Kingdom segment, the U.S. Commercial Services segment, and the Justice & Public Safety and Strategies divisions of our former U.S. Government Services business unit. The financial position, results of operations and cash flows for the U.S. Commercial Services and United Kingdom segments are reported as discontinued operations for each period in this report.  We also created two new business units from our U.S. Government Services business unit:  the Government Business Process Outsourcing (“Government BPO”) business unit and the Government Systems Integration (“Government SI”) business unit. We intend to increase our investment in business development in these areas to support future revenue growth.  Our Government BPO segment includes our child support payment processing contracts, our health and human services consulting business, a District of Columbia child support enforcement project and the Financial Institution Data Match contracts. We expect to see significant proposal activity in the child support payment processing market over the next six months as we believe approximately five states intend to issue new requests for proposals. Our Government SI segment includes our pension contracts, unemployment insurance contracts, financial management systems (“FMS”) contracts, our e-government contracts and the State of Missouri contracts.  We have shifted our systems integration model from custom developed solutions to implementation and modification of packaged software. We believe this strategy of implementing pre-existing software applications that include customizations to meet our particular clients’ needs will combine the potential for greater profitability with less risk compared to our earlier strategy of building a system based upon a set of functional requirements.

We derive net revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services.  We bill clients on a  per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  We recognize fixed price net revenues for other projects as services are provided and accepted by our clients, if applicable.  We recognize time and materials net revenues as we perform services and incur expenses. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  During the six months ended March 31, 2004, we generated 18.0% of our net revenues on a fixed price basis and 62.8% of our net revenues on a per-transaction basis. We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of  the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the six months ended March 31, 2004, revenues from the State of Missouri accounted for 10.1% of our total net revenues. We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of  large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations. In addition, we perform child support payment processing services for three different state governments as a subcontractor to ACS State and Local Solutions, Inc. (“ACS”).  For the six months ended March 31, 2004, work performed under these three subcontracts accounted for 13.6% of total net revenues.

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

From October 1, 2001 through March 31, 2004, we made three acquisitions for a total cost of approximately $79.7 million using cash. We also incurred $1.0 million in cumulative compensation charges related to business combinations and $1.3 million in cumulative business combination integration charges resulting from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.

In April 2004, we announced our intention to consolidate our Walnut Creek, California and Reston, Virginia offices by June 30, 2004.  As part of the office consolidation, we will relocate the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and will close the Walnut Creek office.  We believe that the office consolidation will improve the efficiency of our workforce and reduce our cost structure.  We anticipate that some members of the staff now resident in Walnut Creek will relocate to the Reston office as part of the office consolidation.  We estimate that we will incur restructuring and other related pre-tax charges totaling approximately $3.5 million in connection with the office consolidation.  The estimated charge is comprised of approximately $211,000 in severance payments to employees who do not relocate to the Reston office, $2.2 million in facility closure costs, net of estimated sublease income of $999,000, and $1.1 million in other charges related to the office consolidation.  We estimate that $3.2 million of these charges will be recorded in the quarter ending June 30, 2004 and the remaining balance will be recorded in the quarter ending September 30, 2004.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, net revenues and expenses, and our related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, cost, collectibility of receivables, goodwill and intangible assets, income taxes, restructuring obligations and discontinued operations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.   Such experience and assumptions form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Basis of Presentation.  During the year ended September 30, 2003, we adopted SFAS 144, “Accounting for the Impairment and Disposal of Long Lived Assets” which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity.  SFAS 144 also changed the timing of presentation from the point of commitment to the point of actual disposal of the operations. During the quarter ended September 30, 2003, we completed a plan to exit the operations of our U.S. Commercial Services segment, our United Kingdom Operations segment and the Justice and Public Safety and Strategies divisions within the U.S. Government Services segment.  Effective October 1, 2003, the U.S. Government Services segment was split into  our Government BPO and Government SI segments. During the quarter ended December 31, 2003, we exited the U.S. Commercial Services and United Kingdom Operations segments and the financial position, results of the operations and cash flows of these components are reported as discontinued operations for each period in this report.  We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations have been disposed.

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  Our OPC and Government BPO segments generate transaction and payment processing revenues. Net revenues from transaction and payment processing contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our contracts based on estimated future costs and the estimate of transaction volume over the life of the contract.  The estimated average length of the transaction processing contracts in our U.S. Government Services segment is approximately three years plus optional client renewals averaging approximately two and one-half years.  We use our historical experience and mathematical models to estimate transaction volumes.  We monitor volumes of transactions on a monthly basis.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting revenues and operating profit.  For example, our monthly transactions volumes at our child support payment processing centers varied between 107% and 93% from the average monthly volume during fiscal year 2003.  If the volume of transactions processed at all child support payment processing centers decreased 10% from the volume processed during fiscal year 2003, our transaction processing revenues would have decreased approximately $2.9 million. Additionally, if the average volume of dollars processed by OPC for each payment type decreased 10% from the average volume processed by OPC for each payment type during fiscal year 2003, our transaction and payment processing revenues would have decreased by approximately $3.7 million.

For OPC’s electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions. Within our OPC segment, on-line payment processing revenues are generated by consumer payments.  Before OPC processes payment transactions, each consumer must agree to pay us a processing fee by making the appropriate selection on our web site or telephone system.  Credit card reversal and chargebacks of convenience fees were $89,000 and $61,000 or 0.6% and 0.5% of OPC net revenues for the six months ended March 31, 2004 and 2003, respectively.

Our Government SI segment generates systems design and integration revenues. Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  We monitor the costs incurred and evaluate variances between budgeted and actual costs in our fixed price contracts on a monthly basis.  To the extent there are changes in the total estimated costs, we adjust the percentage of revenues recognized.  For example, if the total estimated costs of each of our percentage-of-completion contracts in process as of September 30, 2003 increased 10%, our fixed price revenues for the year ended September 30, 2003 would have decreased by $4.3 million.  Provided the arrangement does not require significant implementation or customization of the software, software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred.  We use our judgment to determine when implementation or customization is significant. Revenues for software license fees not requiring significant modification were $126,000 and $39,000 for the six months ended March 31, 2004 and 2003, respectively.

Our Government SI segment also generates maintenance and support services revenues.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  Non-essential support services, including training and consulting, are also provided on a time and materials basis.  Revenue is recognized as the services are performed.  Maintenance and non-essential support services revenues were $8.8 million and $8.1 million for the six months ended March 31, 2004 and 2003, respectively.

Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay under the terms and conditions of the original contract.  Net revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote.  For OPC, the consumer generally bears the transaction fee, not the government entity, so OPC contracts are not generally subject to fiscal funding issues.  For the six months ended March 31, 2004 and 2003, revenues recognized under contracts subject to fiscal funding clauses were 72.2% and 78.6%, respectively, of total net revenues.

For all our segments, the amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Cost and Volume Estimates.  For our transaction and payment processing, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Actual misapplied payments and amounts for insufficient funds checks are held as receivables until collected or written off, as deemed appropriate.  Included in our OPC cost estimates are processing fees that are subject to change with limited or no notice.  We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs.  Any significant variance from our estimates could significantly impact our operating profit.  For the six months ended March 31, 2004 and 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $660,000 and $329,000, respectively.

We recognize fixed price net revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total estimated project costs could significantly affect our operating profit.

Collectibility of Receivables.  A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for accounts receivable balances, including receivables resulting from misapplied payments and payments that are rejected due to insufficient funds, and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services.  At March 31, 2004 and September 30, 2003, the combined balance of the allowance accounts was $2.1 million and $1.8 million, respectively.   There is no assurance that we will not need to record increases to these balances in the future.  We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.  For example, during the fourth quarter of fiscal year 2003, CalPERS terminated our systems integration contract. We subsequently filed a lawsuit seeking to recover costs and damages.  As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from CalPERS.  At March 31, 2004, $8.1 million of our accounts receivable and $4.1 million of our unbilled receivables balances were balances owed by seven clients for amounts greater than $1.0 million each.

Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  We utilize historical experience as well as external specialists to estimate fair value.  For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life.  We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment.  During the quarter ended March 31, 2003, we completed the initial impairment test and the results did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a  charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those segments.  As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000.  This goodwill value was written off during the quarter ended December 31, 2003.  In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our continuing segments was impaired. Our estimate of fair value did not indicate any impairment.  The fair market value of the remaining segments was determined using forecasted future cash flows.  Those cash flows were forecasted using significant assumptions including: future revenues and expenses, future growth rates and discount rates.  These growth rates are consistent with our plans and experience.  If the discount rate used in these valuation models increased by 1%, the calculated fair value would decrease by 4.5%.

Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  At March 31, 2004 and September 30, 2003, we had a net deferred tax asset of $23.2 million, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $23.2 million valuation allowance. Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes” requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income.  In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.  Management concluded to establish a full valuation allowance as of September 30, 2003.   We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.  Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Although we believe that our estimates are reasonable, resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial position and cash flows.

Determination of Restructuring Obligations.  During the fourth quarter of fiscal 2003, we recorded a restructuring charge related to plans and actions taken to exit businesses, terminate employees and consolidate facilities.  During the quarter ended December 31, 2003, we exited the former U.S. Commercial Services and United Kingdom segments and the financial position, results of operations and cash flows of these businesses are reported as discontinued operations for each period.   Also, as a result of our acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the termination of employees and the consolidation of facilities.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on abandoned office facilities.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment.  As of March 31, 2004, we have sublet all the facilities for which we have estimated sublease income.  At March 31, 2004 and September 30, 2003, we had restructuring liabilities totaling approximately $2.3 million for each period.

Results of Operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	65.4	65.5	66.5	64.7
Selling and marketing	5.9	4.7	5.6	4.8
General and administrative	21.2	18.0	22.4	18.9
Restructuring charges	—	—	2.3	—
Depreciation and amortization	3.8	4.6	4.0	4.7
Income (loss) from continuing operations	3.7	7.2	(0.8)	6.9
Interest income (expense), net	1.0	1.0	1.0	1.1
Income from continuing operations before income taxes	4.7	8.2	0.2	8.0
Provision for income taxes	0.1	3.2	0.1	3.0
Income from continuing operations, net of income taxes	4.6%	5.0%	0.1%	5.0%

Three Months Ended March 31, 2004 and March 31, 2003

Net Revenues.  We generate net revenues primarily from transaction and payment processing services, software development services, and software license and maintenance fees. The Government BPO segment provides systems design and integration and transaction and payment processing services to federal, state and local government entities in the United States. The Government SI segment provides systems design and integration services to state and local government entities in the United States.  The OPC segment provides transaction and payment processing services to clients primarily in the public sector. Net revenues decreased 1.7% to $29.7 million for the three months ended March 31, 2004 from $30.2 million in the three months ended March 31, 2003. This decrease resulted primarily from a decrease in  Government BPO net revenues of approximately $133,000 and a decrease in Government SI net revenues of approximately $1.7 million, partially offset by an increase in OPC net revenues of approximately $1.4 million.  The following table presents the net revenues for each of the three reportable segments for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(in thousands)

Government BPO	$11,899	$12,032
Government SI	9,808	11,556
OPC	7,952	6,577
Total	$29,659	$30,165

The $133,000 decrease in Government BPO net revenues resulted primarily from the winding down of one project that is expected to be completed in May 2004. The $1.7 million decrease in Government SI net revenues resulted primarily from a $3.3 million decrease in revenues from CalPERS as a result of the termination of the project due to a  dispute with CalPERS, partially offset by increased revenue on one pension project begun in fiscal 2003 and growth in new practice areas, including unemployment insurance and e-Government, not included in the prior year.  The $1.4 million increase in OPC net revenues resulted primarily from an increase in adoption rates of OPC services and the addition of new government clients and payment types.

The following table presents net revenues for the three months ended March 31, 2004 and 2003 by delivery offering:

	Three months ended March 31,
	2004	2003
	(in thousands)

Transaction and payment processing	$18,811	$17,486
Systems design and integration	5,325	7,695
Maintenance and support services	4,598	4,391
Other	925	593
Total	$29,659	$30,165

Net revenues from transaction and payment processing services increased 7.6% to $18.8 million in the three months ended March 31, 2004 compared to $17.5 million in the three months ended March 31, 2003 primarily as a result of the $1.4 million increase in OPC net revenues.  Net revenues from systems design and integration services decreased 30.8% to $5.3 million in the three months ended March 31, 2004 compared to $7.7 million in the three months ended March 31, 2003 primarily due to a $3.3 million reduction in revenues from CalPERS as a result of the termination of the CalPERS contract, partially offset by increased revenue on one pension project begun in fiscal 2003 and growth in new practice areas, including unemployment insurance and e-Government, not included in the prior year.  Net revenues from maintenance and support services increased 4.7%  to $4.6 million in the three months ended March 31, 2004 compared to $4.4 million in the three months ended March 31, 2003 primarily as a result of increased revenues from one of our large clients.   Net revenues from other services increased 56.0% to $925,000 in the three months ended March 31, 2004 compared to $593,000 in the three months ended March 31, 2003.

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

Direct Costs.   Direct costs consist primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property, amortization and depreciation of any project-related equipment, hardware or software purchases, and the cost of hardware, software or equipment sold to clients.  For state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs.  For OPC, direct costs consist primarily of credit and debit card discount fees, processing fees, telecommunication costs and other third party costs.  Direct costs include $518,000 of depreciation and amortization for the three months ended March 31, 2004 and $568,000 for the three months ended March 31, 2003.  In total, direct costs decreased 1.8% to $19.4 million for the three months ended March 31, 2004 from $19.8 million for the three months ended March 31, 2003.  This decrease resulted primarily from the decrease in headcount resulting from the restructuring.

Selling and Marketing.   Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 24.3% to $1.8 million for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003.  As a percentage of net revenues, selling and marketing expenses increased to 5.9% for the three months ended March 31, 2004 from 4.7% for the three months ended March 31, 2003.  The increase in selling and marketing expenses for the three months ended March 31, 2004 resulted primarily from increased advertising expenses as a result of production costs for a new television commercial to advertise for OPC’s upcoming tax season.  We expect selling and marketing expenses for fiscal year 2004 to increase in absolute dollars compared to fiscal year 2003 as a result of our investment in business development.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense as OPC prepares for the April 15th tax season.

General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPC’s engineering, client implementation, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 15.9% to $6.3 million for the three months ended March 31, 2004 from $5.4 million for the three months ended March 31, 2003. As a percentage of net revenues, general and administrative expenses increased to 21.2% for the three months ended March 31, 2004 from 18.0% for the three months ended March 31, 2003. The increase in general and administrative expenses resulted primarily from legal and other costs incurred related to the CalPERS terminated contract, increased legal fees related to the dismissed shareholder lawsuits, and increased accounting and other fees related to compliance with the Sarbanes-Oxley Act, partially offset by a decrease in OPC transition costs and the insurance reimbursement of DOJ legal fees.  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2004 compared to fiscal year 2003 as a result of increased insurance premiums for directors and officers liability insurance, costs to comply with the Sarbanes-Oxley Act, additional costs related to the terminated CalPERS contract and the consolidation of our Walnut Creek and Reston offices.

Restructuring charges.   Restructuring charges were $5,000 and $0 for the three months ended March 31, 2004 and 2003.  The restructuring charge for the three months ended March 31, 2004 represents a change in the estimate of facility closure charges.  We expect to incur additional charges of approximately $552,000 for the remainder of fiscal year 2004 as a result of additional severance due to the modification of our former Chief Executive Officer’s stock options based on the price of our Class B common stock on April 1, 2004.  We also expect to incur restructuring charges totaling approximately $2.4 million in connection with the office consolidation.  The estimated charge is comprised of approximately $211,000 in severance payments to employees who do not relocate to the Reston office and $2.2 million in facility closure costs, net of estimated sublease income of $999,000.

Depreciation and Amortization.   Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs.  For OPC, no depreciation and amortization expense is included in direct costs.  Depreciation and amortization decreased 20.2% to  $1.1 million for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003. As a percentage of net revenues, depreciation and amortization decreased to 3.8% for the three months ended March 31, 2004 from 4.6% for the three months ended March 31, 2003.  The decrease in depreciation and amortization resulted primarily from decreased capital expenditures.

Interest Income  (Expense), Net.   Net interest income decreased 1.0% to $293,000 for the three months ended March 31, 2004 from $296,000 for the three months ended March 31, 2003.  This decrease was primarily attributable to lower investment balances and lower interest rates in the current year.

Provision  for Income Taxes.  The provision for income taxes was $35,000 for the three months ended March 31, 2004 and $955,000 for the three months ended March 31, 2003.  The provision for income taxes for the three months ended March 31, 2004 represents the expected minimum state tax payments.  No tax benefit on the net loss was recorded due to the full valuation allowance on our net deferred tax assets.  Our effective tax rate was 38.5% for the three months ended March 31, 2003.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2004 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operations.   The income from discontinued operations, net of income taxes was $164,000 and $57,000 for the three months ended March 31, 2004 and 2003, respectively.  The income from discontinued operations for the three months ended March 31, 2004 resulted primarily from a reduction in the estimated facility closure charges as a result of renegotiating more favorable lease-buyout terms for one of the facilities.  The income from discontinued operations for the three months ended March 31, 2003, net of income taxes represents the historical operating results of our discontinued U.S. Commercial Services and United Kingdom segments.

Six Months Ended March 31, 2004 and March 31, 2003

Net Revenues.  Net revenues decreased 5.2% to $56.2 million for the six months ended March 31, 2004 from $59.3 million in the six months ended March 31, 2003. This decrease resulted primarily from a decrease in Government BPO net revenues of approximately $844,000 and a decrease in Government SI net revenues of approximately $5.2 million, partially offset by an increase in OPC net revenues of approximately $2.9 million.  The following table presents the net revenues for each of the three reportable segments for the six months ended March 31, 2004 and 2003:

	Six months ended March 31,
	2004	2003
	(in thousands)

Government BPO	$23,010	$23,854
Government SI	17,533	22,696
OPC	15,626	12,702
Total	$56,169	$59,252

The $844,000 decrease in Government BPO net revenues resulted primarily from the winding down of one project that is expected to be completed in May 2004. The $5.2 million decrease in Government SI net revenues resulted primarily from a $6.6 million decrease in revenues from CalPERS as a result of the termination of the project due to a  dispute with CalPERS, partially offset by increased revenue on one pension project begun in fiscal 2003 and growth in new practice areas, including unemployment insurance and e-Government, not included in the prior year.  The $2.9 million increase in OPC net revenues resulted primarily from an increase in adoption rates of OPC services and the addition of new government clients and payment types.

The following table presents net revenues for the six months ended March 31, 2004 and 2003 by delivery offering:

	Six months ended March 31,
	2004	2003
	(in thousands)

Transaction and payment processing	$37,137	$33,696
Systems design and integration	9,033	16,394
Maintenance and support services	8,806	8,079
Other	1,193	1,083
Total	$56,169	$59,252

Net revenues from transaction and payment processing services increased 10.2% to $37.1 million in the six months ended March 31, 2004 compared to $33.7 million in the six months ended March 31, 2003 primarily as a result of the $2.9 million increase in OPC net revenues as well as approximately $1.4 million in net revenues from one new child support payment processing contract in our Government BPO segment, partially offset by a $962,000 decrease in revenues from the loss of one child support payment processing center contract.  Net revenues from systems design and integration services decreased 44.9% to $9.0 million in the six months ended March 31, 2004 compared to $16.4 million in the six months ended March 31, 2003 primarily due to a $6.6 million reduction in revenues from CalPERS as a result of the termination of the CalPERS contract and decreased revenues of $1.3 million due to the winding down of one project that is expected to be completed in May 2004.  Net revenues from maintenance and support services increased 9.0% to $8.8 million in the six months ended March 31, 2004 compared to $8.1 million in the six months ended March 31, 2003 primarily as a result of increased revenues from one of our large clients.   Net revenues from other services increased 10.2% to $1.2 million in the six months ended March 31, 2004 compared to $1.1 million in the six months ended March 31, 2003.

Reimbursement and software license net revenues for each period represented were less than 10% of total net revenues for the respective period.  We expect reimbursement revenues to increase in absolute dollars in future periods primarily due to new contracts and future anticipated contracts primarily in our child support payment processing operations.

Direct Costs.   Direct costs decreased 2.5% to $37.4 million for the six months ended March 31, 2004 from $38.3 million for the six months ended March 31, 2003.  This decrease resulted primarily from the decrease in headcount as a result of the restructuring. Direct costs include $1.0 million of depreciation and amortization for the six months ended March 31, 2004 and $1.1 million for the six months ended March 31, 2003.

Selling and Marketing.   Selling and marketing expenses increased 9.8% to $3.1 million for the six months ended March 31, 2004 from $2.9 million for the six months ended March 31, 2003.  As a percentage of net revenues, selling and marketing expenses increased to 5.6% for the six months ended March 31, 2004 from 4.8% for the six months ended March 31, 2003.  The increase in selling and marketing expenses for the six months ended March 31, 2004 resulted primarily from increased advertising expenses for OPC.  We expect selling and marketing expenses for fiscal year 2004 to increase in absolute dollars compared to fiscal year 2003 as a result of our investment in business development.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense as OPC prepares for the April 15th tax season.

General and Administrative.   General and administrative expenses increased 12.3% to $12.6 million for the six months ended March 31, 2004 from $11.2 million for the six months ended March 31, 2003. As a percentage of net revenues, general and administrative expenses increased to 22.4% for the six months ended March 31, 2004 from 18.9% for the six months ended March 31, 2003. The increase in general and administrative expenses resulted primarily from legal and other costs incurred of $692,000 related to the terminated CalPERS contract, increased legal fees related to the dismissed shareholder lawsuits, and increased accounting and other fees related to compliance with the Sarbanes-Oxley Act, partially offset by a decrease in OPC transition costs and the insurance reimbursement of DOJ legal fees.  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2004 compared to fiscal year 2003 as a result of increased insurance premiums for directors and officers liability insurance and costs to comply with the Sarbanes-Oxley Act.

Restructuring charges.   The following table presents the restructuring charges for the six months ended March 31, 2004 and 2003:

	Six months ended March 31,
	2004	2003
	(in thousands)

Assets impairment charge	$135	$—
Severance charge resulting from restructuring	903	—
Office closure charge resulting from restructuring	223	—
Total	$1,261	$—

During the six months ended March 31, 2004, we recorded asset impairment charges of $135,000 resulting from assets written off due to an office closure.   The severance charge of $903,000 represents additional severance costs resulting from the signing of a termination agreement with our former Chief Executive Officer.  The office closure charge of $223,000 represents costs incurred for the closure of one office (net of estimated sublease income of $75,000).  We expect to incur additional charges of approximately $552,000 for the remainder of fiscal year 2004 as a result of additional severance due to the modification of our former Chief Executive Officer’s stock options based on the price of our Class B common stock on April 1, 2004.  We also expect to incur restructuring charges totaling approximately $2.4 million in connection with the office consolidation.  The estimated charge is comprised of approximately $211,000 in severance payments to employees who do not relocate to the Reston office and $2.2 million in facility closure costs, net of estimated sublease income of $999,000.

Depreciation and Amortization.   Depreciation and amortization decreased 19.1% to  $2.2 million for the six months ended March 31, 2004 from $2.8 million for the six months ended March 31, 2003. As a percentage of net revenues, depreciation and amortization decreased to 4.0% for the six months ended March 31, 2004 from 4.7% for the six months ended March 31, 2003.  The decrease in depreciation and amortization resulted primarily from decreased capital expenditures.

Interest Income  (Expense), Net.   Net interest income decreased 15.4% to $570,000 for the six months ended March 31, 2004 compared to net interest income of $674,000 for the six months ended March 31, 2003.  This decrease was primarily attributable to lower investment balances and lower interest rates in the current year.

Provision  for Income Taxes.  The provision for income taxes was $70,000 for the six months ended March 31, 2004 and $1.8 million for the six months ended March 31, 2003.  The provision for income taxes for the six months ended March 31, 2004 represents the expected minimum state tax payments.  No tax benefit on the net loss was recorded due to the full valuation allowance on our net deferred tax assets.  Our effective tax rate was 37.5% for the six months ended March 31, 2003.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2004 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operations.   The loss from discontinued operations, net of income taxes was $1.4 million for the six months ended March 31, 2004 and represents the historical operating results of our U.S. Commercial Services and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.  The income from operations of discontinued operations, net of income taxes was $316,000 for the six months ended March 31, 2003 and represents the historical results of operations of the discontinued segments.

Liquidity and Capital Resources

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.5% or the lender’s announced prime rate plus 0.25%, at our option. The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt.  The credit facility requires the  maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of March 31, 2004, we were in compliance with all the covenants of the credit facility.

In addition to the credit facility mentioned above, we had letters of credit totaling approximately $3,396,000, which were collateralized by certain securities in our long-term investment portfolio at March 31, 2004.  Furthermore, our subsidiary, OPC, had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  These letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Net cash from continuing operations provided by operating activities was $17.2 million and $653,000 in the six months ended March 31, 2004 and 2003, respectively. The increase in net cash from continuing operations provided by operating activities is largely attributable to the receipt of approximately $6.9 million of income tax refunds and  increased accounts receivable collections.

Net cash from continuing operations provided by investing activities was $4.7 million and $1.3 million in the six months ended March 31, 2004 and 2003, respectively. The increase in net cash from continuing operations used in investing activities is primarily attributable to the maturity of investments in the six months ended March 31, 2004.

Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $908,000 in the six months ended March 31, 2004 and $1.1 million in the six months ended March 31, 2003.  We anticipate that in fiscal year 2004, we will have capital expenditures similar to fiscal year 2003 related to, among other things, purchases of computer equipment to enhance our operations and support our growth, as well as potential expenditures related to new office leases and the establishment or expansion of child support payment processing and other transaction processing centers.

Net cash from continuing operations provided by financing activities totaled $1.1 million in the six months ended March 31, 2004 as compared to net cash used in financing activities of  $6.0 million in the six months ended March 31, 2003.  The net cash from continuing operations provided by financing activities for the six months ended March 31, 2004 resulted primarily from the exercise of employee stock options.  The net cash used in financing activities for the six months ended March 31, 2003 resulted primarily from the repurchase of shares of our Class B common stock.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; legal costs incurred to comply with the DOJ investigation; legal costs incurred arising out of our dispute with CalPERS; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

During the fourth quarter of fiscal 2003, we initiated a strategic review of our business units.  This review was completed in the fourth quarter of fiscal 2003, and we decided to renew our focus on our core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, we recorded restructuring charges of approximately $19.8 million during the quarter ended September 30, 2003.  This restructuring charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses, of which $529,000 was paid in fiscal year 2003.  The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated in the three months ended September 30, 2003 and the remaining employees were terminated in the three months ended December 31, 2003. Additional goodwill and intangible asset impairment charges of approximately $887,000 were incurred for the six months ended March 31, 2004, of which approximately $135,000 was included in restructuring and other charges and approximately $752,000 was included in loss from discontinued operations.  Additional severance of $1.7 million, of which approximately $903,000 resulted from the signing of a termination agreement with our former chief executive officer and was included in restructuring and other charges and approximately $830,000 was included in loss from discontinued operations.  Also included in restructuring and other charges for the six months ended March 31, 2004 was $223,000 related to estimated closure costs for one additional office (net of estimated sublease income of $75,000).  As a result of the restructuring, we expect salary costs to be reduced by approximately $6.3 million and facility costs to be reduced by approximately $475,000 in fiscal year 2004.

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

During the six months ended March 31, 2004, we made total cash payments of $1.4 million for severance and $385,000 for facilities. Additional severance charges of approximately $552,000 are expected to be incurred in the third quarter of fiscal 2004.  The additional severance charge represents an estimate of the non-cash charge for the modification of our former Chief Executive Officer’s stock options terms based on the price of our Class B common stock on April 1, 2004.

In April 2004, we announced our intention to consolidate our Walnut Creek, California and Reston, Virginia offices by June 30, 2004.  As part of the office consolidation, we will relocate the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and will close the Walnut Creek office.  We believe that the office consolidation will improve the efficiency of our workforce and reduce our cost structure.  We anticipate that some members of the staff now resident in Walnut Creek will relocate to the Reston office as part of the office consolidation and we will hire new staff for the Reston office to perform functions formerly carried out in Walnut Creek. We estimate that we will incur a one-time restructuring and other related pre-tax charges of $3.5 million in connection with the office consolidation. The estimated charge is comprised of approximately $211,000 in severance payments to employees who do not relocate to the Reston office, $2.2 million in facility closure costs, net of estimated sublease income of $999,000, and $1.1 million in other charges related to the office consolidation.  The Company estimates that $3.2 million of these charges will be recorded in the quarter ending June 30, 2004 and the remaining balance will be recorded in the quarter ending September 30, 2004.

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

Disclosures About Contractual Obligations and Commercial Commitments as of March 31, 2004

As of March 31, 2004, we had not entered into any derivative transactions and we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2 –3 years	4 –5 years	After 5 years
Debt, including interest	$179	$138	$41	$—	$—
Operating leases	7,415	2,985	3,040	1,251	139
Restructuring liability	2,273	1,354	919	—	—
Total	$9,867	$4,477	$4,000	$1,251	$139

	Amount of commitment expiration per period
Other Commercial Commitments	Total amounts committed	Less than 1 year	2 – 3 years	4 –5 years	After 5 years
Standby letters of credit	$3,534	$3,000	$289	$—	$245
Performance bonds	36,450	31,719	4,731	—	—
Total	$39,984	$34,719	$5,020	$—	$245

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

•                  legal expenses incurred in complying with the DOJ investigation and our disputes with CalPERS;

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

As discussed in Note 6 to our Condensed Consolidated Financial Statements, we adopted SFAS 142 as of October 1, 2002.  This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our Class B common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. During the fourth quarter of fiscal year 2003, we decided to shut down our U.S. Commercial Services segment and our United Kingdom Operations segment and accordingly recorded a restructuring charge to write-off substantially all of the associated goodwill totaling $17.6 million.  In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our remaining segments was impaired. The results did not indicate any impairment loss.  In addition, other acquired intangible assets are tested for impairment whenever an event or circumstance indicates the carrying value of other acquired intangible assets may not be recoverable.  No additional impairment resulted.  At March 31, 2004, we had goodwill of $29.6 million and other intangibles of $23.3 million.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

For the six months ended March 31, 2004, our top ten clients represented 56.5% of our total net revenues and the State of Missouri accounted for 10.1% of our total net revenues. Revenues from federal taxpayers accounted for 23.0% of OPC’s net revenues.  The existing contract with the IRS allows the IRS to terminate OPC’s services at any time for any or no reason. Even though our net revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our net revenues and cash flows.

We currently perform services for three different state governments as a subcontractor to ACS. For the six months ended March 31, 2004, work performed under these three subcontracts accounted for 13.6% of total net revenues. The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may not use our services in a subsequent period. For example, although our agreement with ACS contemplated that we would jointly pursue a request for proposal for child support processing for the state of California, the two companies have mutually decided not to pursue this proposal jointly. We intend to pursue the opportunity with another partner.  As a result of the decision to pursue the opportunity with another partner, we cannot predict if this will affect the three subcontracts under our existing relationship with ACS or the future revenue associated with those subcontracts.  The loss of revenues from those subcontracts could adversely affect future operating results and cash flows.

As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows. Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances. At March 31, 2004, unbilled receivables for two clients accounted for 45.3% and 33.7% of total unbilled receivables. At March 31, 2004, total accounts receivable and unbilled receivables, for these two clients accounted for 17.7% and 9.7%, respectively, of total net accounts receivable and unbilled receivables. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts.

Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project.  If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the quarter ended March 31, 2004, 18.0% of our net revenues were generated on a fixed price basis and 62.8% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

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

For the six months ended March 31, 2004, approximately 38.3% of our net revenues were derived from federally mandated and primarily federally funded child support transaction processing services fees and approximately 27.8% of our net revenues were derived from convenience fees earned by OPC with respect to payments made by constituents to government agencies.  The balance of our net revenues was derived from other services provided to government agencies.  Some of these net revenues, particularly our FMS and State of Missouri contracts, may be subject to state and local government agency spending fluctuations. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause.  In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

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

The use of credit and debit cards and electronic checks to make payments to government agencies is still relatively new and evolving.  To date, OPC’s business has consisted primarily of providing credit and debit card payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes and fines for traffic violations and parking citations.  Payment by electronic check is an additional payment option that OPC has implemented for electronic transactions.  Because OPC has only a limited operating history under our management, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC’s business model. OPC’s business model is based on consumers’ willingness to pay a convenience fee (in addition to their required government or other payment) for the use of OPC’s credit or debit card and electronic check payment option.  Our success with respect to OPC will depend on maintaining OPC’s relationship with the IRS and on maintaining existing, and developing additional relationships with state and local government agencies, especially state taxing authorities, and their respective constituents.  There can be no assurances that we will be able to develop new OPC relationships or maintain existing OPC relationships, and the failure to do so could have a material and adverse effect on our business, operating results and financial condition.  In addition, if consumers are not receptive to paying a convenience fee, if card associations change their rules and do not allow us to charge the convenience fees, or if credit or debit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, demand for

OPC’s services will decline or fail to grow, which would have a material and adverse effect on our business, operating results and financial condition. OPC is charged processing fees by its credit/debit card partners and financial institutions for processing payments. The processing fees OPC is charged can be changed with little or no notice. Any increase in the fees charged to OPC may have a material adverse impact on our business, operating results and financial conditions.

Currently, OPC processes credit and debit card payments on behalf of VISA issuing banks for certain tax payments under a VISA tax pilot program that was created in March 2002.  The tax pilot program is scheduled to end in December 2004.  If VISA does not extend the tax pilot program or make it a permanent program, OPC would be limited in its ability to accept VISA cards and this limitation could have a material adverse impact on our financial condition and results of operations.

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

In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, against CalPERS to overturn CalPERS’ decision to terminate the contract for default and to recover added costs associated with our systems integration project for the contributions reporting system.  We seek to recover damages and project delay, disruption and interference costs on the project. CalPERS terminated the contract for default after we sought to recover added costs due to CalPERS-caused delays, disruption and interference. There is no guarantee that we will be successful in our lawsuit against CalPERS or that we will recover the damages we seek.  CalPERS filed a counter-claim against us.  Due to the risks and uncertainty inherent in any litigation, there is the possibility that CalPERS could prevail against the Company.  In this litigation, the prevailing party will be entitled to their attorneys’ fees.  Accordingly, there is the possibility that if we are found liable to CalPERS, we would be required to pay their damages, which could be substantial, and their attorneys’ fees, as well as our own.  The costs of litigation can be substantial and the process can be lengthy and unpredictable.  There may be claims made against us by subcontractors or other third parties. CalPERS made a claim against our performance bond.  Under the terms of our indemnity agreement with the surety that provided the performance bond, we are obligated to reimburse the surety for their investigation expenses in this matter.  An ongoing dispute with a former client could negatively impact our ability to secure additional contracts and business for other clients.  Management may be required to devote substantial time to the litigation process which may result in the diversion of their time and attention from other revenue-generating activities.

An investigation involving the child support payment processing industry may negatively affect our business and operating results.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the Antitrust Division of the DOJ. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. During the six months ended March 31, 2004, we incurred approximately $321,000 of legal costs to comply with the subpoena which includes approximately $211,000 cost incurred under directors and officers indemnification agreements, partially offset by a claim payment received from our insurance carrier for approximately $227,000. We anticipate that we will incur an additional $250,000 in the remainder of fiscal year 2004 as we continue to cooperate with the investigation. Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could have a material adverse effect on our financial condition, results of operations and business.

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

One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From October 1, 2001 through March 31, 2004, we acquired three businesses using cash, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

•                  technical expertise;

•                  competitive pricing; and

•                  the ability to deliver results on a fixed price basis, a transaction basis and a time and materials basis.

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

We also recently announced our intention to consolidate our existing offices in Walnut Creek, California and Reston, Virginia.  Some of the employees in our Walnut Creek office may not wish to relocate to Reston and may elect to terminate their employment with us as a result.  In addition, we may face difficulties integrating employees from our Walnut Creek office into our Reston office.  The loss of the services of any key employee could significantly disrupt our operations. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could adversely affect our competitive position and operating results.

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

Currently, OPC’s government clients and credit/debit card issuers provide a significant portion of the publicity for its services, without any charge to OPC.  If clients or credit/debit card issuers cease to publicize OPC’s services, or charge OPC for this publicity, advertising costs will increase substantially, resulting in a material and adverse effect on our business, operating results and financial condition. While OPC endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, the clients may publicize other services, including those of its competitors.  For example, the IRS’s tax year 2002 Form 1040 instruction booklet listed OPC’s name before a competitor’s name in regard to providers of electronic credit/debit card payment services, whereas for the 2003 tax year (i.e., filing due date of April 15, 2004), OPC’s name was listed second.

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

Control of our company by our former chairman of the board could make it difficult for another company to acquire us and could depress the price of our Class B common stock.

Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock.  The voting power held by Mr. James L. Bildner, our former chairman of the board and former chief executive officer, in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner represented 34.4% of our total common stock voting power outstanding at March 31, 2004. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

We have conducted operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations are typically denominated in British Pounds and Euros and are included in net income (loss) from discontinued operations for the six months ended March 31, 2004 and 2003. Near-term changes in exchange rates may have a material impact on our future income (loss) from discontinued operations, fair values or cash flows as we liquidate the remaining assets and liabilities in the United Kingdom.  We have not engaged in foreign currency hedging transactions during the six months ended March 31, 2004. There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at March 31, 2004, the fair value of the portfolio would decline by $3,577,000. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2004.  We are not aware of any significant change in any other factors that significantly affected our internal control over financial reporting during the quarter ended March 31, 2004.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In May 2003, we received a notice of demand for arbitration in connection with a dispute over payments related to an acquisition.  The claim was for an amount not less than $700,000 plus interest, attorneys’ fees and associated costs.  This matter was settled and a charge of approximately $104,000 was recorded in the six months ended March 31, 2004.

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the Antitrust Division of the DOJ.  We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. We have not recorded any liability for such payments as any liability is not probable or estimable at this time. During fiscal 2003, we incurred approximately $1.3 million of legal costs to comply with the investigation, which includes approximately $305,000 paid under officers and directors indemnification agreements, and we expect to incur approximately an additional $250,000 in the remainder of fiscal year 2004.

In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, Tier Technologies, Inc. v State of California, through its agency, California Public Employees Retirement System, C.A. No. 03AS06220, to overturn CalPERS’ decision to terminate the contract relating to our systems integration project for CalPERS for default and to recover added costs associated with that project.  We seek to recover damages and project delay, disruption and interference costs on the project.  In December 2003, CalPERS filed a cross-complaint against us and made a claim against our performance bond for this contract.  The parties are undertaking discovery and we intend to vigorously pursue our claims and to defend against CalPERS’ cross-complaint.  We expect to incur costs of approximately $850,000 in the remainder of fiscal year 2004 related to this matter.

In December 2003, a complaint was filed in the U.S. District Court for the Northern District of California against us, our former chairman of the board who formerly was our chief executive officer, another executive officer who formerly was our chief financial officer and a former executive officer.  Sperling v. Tier Technologies, Inc. et al, case no. C03-05509VRW.  The complaint was brought as a purported shareholder class action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought unspecified monetary damages on behalf of the shareholder class.  The court dismissed this complaint without prejudice in December 2003.

Also, in December 2003, a complaint was filed by a shareholder as a putative derivative action in California Superior Court for Contra Costa County, Scala v. Bildner et al, case no. C03-03077.  The derivative complaint named the same three officers, another current officer, some of our current directors and two former directors as defendants and alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code.  The court dismissed this complaint without prejudice in  March 2004.

In January 2004, we were served with a complaint filed by Professional Services & Resources, Inc. (PSRI) in the Circuit Court in Cole County, Missouri (Professional Services & Resources, Inc. vs. Tier Technologies, Inc., Case No. 04CV323189).  PSRI alleged that we breached the subcontract agreement between the parties by hiring an employee of PSRI.  PSRI claimed damages of $100,000 for violation of the agreement, punitive damages, and attorney fees and costs associated with the action.  We settled this matter in March 2004 and have recorded a charge for $27,000 in the six months ended March 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were adopted by the margins indicated at Tier’s Annual Meeting of Shareholders held on January 28, 2004.

Proposal		Voted For	Votes Withheld	Abstentions
1.	To elect a Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected or approved:

	- James L. Bildner
	- Charles W. Berger	26,105,580	68,763	—
	- Samuel Cabot III (a)	25,630,565	543,778	—
	- Ronald L. Rossetti (a)	16,829,834	544,509	—
	- Morgan P. Guenther	17,306,431	67,912	—
	- T. Michael Scott	17,306,431	67,912	—
	- James R. Weaver	25,629,510	544,833	—
		17,305,302	69,041	—
2.	To ratify the selection of PricewaterhouseCoopers LLP as independent aud itors of the Company for its fiscal year ending September 30, 2004

		26,165,593	7,850	900

(a)           Class B Director

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
10.41	Employment Agreement dated July 2, 2003 by and between the Company and Mr. Jeff McCandless.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan required to be filed as an exhibit to this report.

(b) Reports on Form 8-K.

Current Report on Form 8-K, furnished January 28, 2004, pursuant to Items 7 and 12.  Reference is made to the press release of the Company issued January 28, 2004, announcing the Company’s financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: May 11, 2004

	By:	/s/ Jeffrey A. McCandless

Jeffrey A. McCandless

Chief Financial Officer
(Principal Financial and Accounting Officer)