Form 10-Q
period 2004-06-30
TIER TECHNOLOGIES INC
filed 2004-08-16
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10780 Parkridge Blvd., 4th Floor

Reston, Virginia 20191

(Address of principal executive offices)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

(1) Yes ☒ No ☐

As of July 30, 2004, the number of shares outstanding of the Registrant’s Class A Common Stock was 160,000 and the number of shares outstanding of the Registrant’s Class B Common Stock was 19,182,491.

TIER TECHNOLOGIES, INC.

FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 31, that could cause actual results to differ materially from those anticipated as of the date of this report.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2004	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$32,929	$26,178
Short-term investments	4,199	5,492
Accounts receivable, net	19,503	20,024
Unbilled receivables	2,753	7,872
Assets of discontinued operations	682	3,550
Prepaid expenses and other current assets	4,350	4,602
Total current assets	64,416	67,718
Equipment and software, net	6,656	5,422
Notes and accrued interest receivable from related parties, less current portion	2,339	2,152
Goodwill	43,115	29,625
Other acquired intangible assets, net	29,720	24,832
Long-term investments	22,346	24,883
Restricted investments	7,540	7,707
Non-current assets of discontinued operations	—	760
Other assets	3,084	1,875
Total assets	$179,216	$164,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,993	$2,087
Accrued liabilities	10,370	8,476
Accrued subcontractor expenses	5,121	5,494
Accrued compensation and related liabilities	4,751	3,654
Income taxes payable	4,410	—
Deferred revenue	3,413	3,299
Liabilities of discontinued operations	307	2,043
Current portion of long-term debt	114	150
Total current liabilities	30,479	25,203
Long-term debt, less current portion	118	195
Non-current liabilities of discontinued operations	12	432
Other liabilities	4,023	994
Total liabilities	34,632	26,824

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	171,567	164,742
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(330)	(350)
Accumulated deficit	(24,880)	(24,469)
Total shareholders’ equity	144,584	138,150
Total liabilities and shareholders’ equity	$179,216	$164,974

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$40,733	$42,719	$96,902	$101,970
Costs and expenses:
Direct costs	28,111	30,878	65,479	69,193
Selling and marketing	2,003	1,540	5,136	4,394
General and administrative	6,951	5,756	19,543	16,966
Restructuring charges	1,847	—	3,108	—
Depreciation and amortization	1,160	1,258	3,398	4,022
Income from continuing operations	661	3,287	238	7,395
Interest income (expense), net	305	250	875	924
Income from continuing operations before income taxes	966	3,537	1,113	8,319
Provision for income taxes	35	1,352	105	3,145
Income from continuing operations, net of income taxes	931	2,185	1,008	5,174
Income (loss) from discontinued operations, net of income taxes	(17)	(58)	(1,418)	258
Net income (loss)	$914	$2,127	$(410)	$5,432

Income from continuing operations, net of income taxes:
Per basic share	$0.05	$0.12	$0.05	$0.27
Per diluted share	$0.05	$0.12	$0.05	$0.27

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$—	$—	$(0.08)	$0.01
Per diluted share	$—	$—	$(0.07)	$0.01

Net income (loss):
Per basic share	$0.05	$0.11	$(0.02)	$0.29
Per diluted share	$0.05	$0.11	$(0.02)	$0.28

Shares used in computing basic income (loss) per share	19,030	18,600	18,846	18,829
Shares used in computing diluted income (loss) per share	19,513	18,821	19,229	19,343

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2004	2003
Operating activities
Income from continuing operations, net of income taxes	$1,008	$5,174
Adjustments to reconcile income from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Asset impairment charge	571	—
Depreciation and amortization	5,081	5,657
Provision for doubtful accounts	482	578
Tax benefit of stock options exercised	—	200
Stock options revision charge	552	—
Forgiveness of notes receivable from employees	8	40
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	4,891	(5,520)
Prepaid expenses and other assets	(806)	(431)
Accounts payable and accrued liabilities	8,692	(899)
Deferred revenue	(906)	(256)
Net cash from continuing operations provided by operating activities	19,573	4,543

Investing activities
Purchase of equipment and software	(2,605)	(1,407)
Notes and accrued interest receivable from related parties	(259)	(201)
Repayments on notes and accrued interest receivable from related parties	62	15
Business combinations, net of cash acquired	(15,613)	286
Purchases of available-for-sale securities	(16,593)	(24,803)
Sales of available-for-sale securities	—	5,989
Maturities of available-for-sale securities	20,198	17,431
Other assets	27	(2)
Net cash from continuing operations used in investing activities	(14,783)	(2,692)

Financing activities
Borrowings under bank line of credit	2,200	—
Repayment under bank line of credit	(2,200)	—
Net proceeds from issuance of Class B common stock	1,826	1,400
Repurchase of Class B common stock	—	(6,665)
Payments on capital lease obligations and other financing arrangements	(113)	(412)
Net cash from continuing operations provided by (used in) financing activities	1,713	(5,677)
Net cash provided by (used in) continuing operations	6,503	(3,826)
Net cash provided by (used in) discontinued operations	248	(1,450)
Net increase (decrease) in cash and cash equivalents	6,751	(5,276)
Cash and cash equivalents at beginning of period	26,178	40,609
Cash and cash equivalents at end of period	$32,929	$35,333

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$37	$44
Income taxes paid (refunded), net	$(7,022)	$2,680

Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$—	$68
Conversion of Class A common stock to Class B common stock	$761	$—
Class B common stock issued in business combination	$4,447	$—

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (‘‘Tier’’ or the ‘‘Company’’) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Form 10-K filed on December 19, 2003 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed. The consolidated results of operations for the nine months ended June 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2004 or any future period, and the Company makes no representations related thereto.

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

Transaction and Payment Processing – Transaction and payment processing revenues are recorded in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Transaction processing revenues include revenues recorded at the Company’s child support payment processing centers and the revenues of the Company’s Electronic Payment Processing (“EPP”) segment.  The EPP segment includes revenues from two wholly-owned subsidiaries of the Company:  all revenues from Official Payments Corporation (“OPC”) and the electronic processing revenues of EPOS Corporation (“EPOS”), an Alabama corporation acquired effective June 1, 2004.  These revenues are based upon a per-transaction fee or a percentage of the dollar amount processed and are recognized each month based on the number of transactions performed and dollar amount processed in that month after the Company has received a signed contract, the price per transaction or fee percentage is fixed according to the contract, and collectibility is reasonably assured. The Company assesses the probability of collection based upon the client’s financial condition and prior payment history.  For EPP, transaction fees are generally borne by the consumer utilizing our services, not the governmental or other entity. EPP receives real-time authorization for credit and debit card transactions, which ensures availability of cardholder funds for payment.  Revenues for EPOS are included only from the date of acquisition.

Systems Design and Integration - Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients’ operating functionality.

License and services revenues for contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized over the period of each engagement, using the percentage-of-completion method of Statement of Position 81-1 “Accounting for the Performance of Construction Type and Certain Production Type Contracts.” The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion.  Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term. A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated.  If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby the amount of revenue recognized is limited to the amount of costs until such time, as the total loss can be estimated. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables. Revenues recognized under the percentage-of-completion method were $9,743,000 and $22,022,000 for the nine months ended June 30, 2004 and 2003, respectively.

Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price. Included in prepaid and other assets at June 30, 2004 and September 30, 2003 were $0 and $34,000, respectively, of deferred costs related to change orders not yet approved.

Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection.  Arrangements for which the fees are not deemed fixed or determinable are recognized on the earlier of the due date or when payment is received.  Revenues from software license fees not requiring significant modification were $370,000 and $56,000 for the nine months ended June 30, 2004 and 2003, respectively.

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

Maintenance and Support Services – The Company provides ongoing maintenance and support services. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.  Non-essential support services, including training and consulting, are also typically provided on a time and materials basis and revenue is recognized as the services are performed. Revenue is recognized after a contract is signed which indicates a fixed or determinable price and the Company believes, based upon its assessment of the customer’s financial condition that collection is reasonably assured.

Multiple Elements Arrangements – The Company has several engagements that provide a combination of services from several delivery offerings as part of the overall project.  For these multiple element arrangements, the Company allocates revenue to each element based on the fair value of the delivery offering.  In establishing fair value, the Company uses prices charged on similar contracts.  For multiple element arrangements entered into beginning July 1, 2003, the Company has followed the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  For these multiple element arrangements, the Company accounts for each unit of the contract as a separate unit when each unit provides value to the customer on a stand-alone basis and there is objective evidence of the fair value of the stand-alone unit.  The implementation of EITF 00-21 did not have a material effect on the Company’s recognition of revenue.

NOTE 3—CUSTOMER CONCENTRATION AND RISK

The Company derives a significant portion of its net revenues from a limited number of clients. For the three months ended June 30, 2004 and 2003, revenue from one client totaled approximately $9,713,000 and $12,246,000, respectively, which represented 23.8% and 28.7%, respectively, of total net revenues.  In both comparative three month periods, the revenues from this client represented the highest concentration in any quarter during the respective fiscal years.  For the nine months ended June 30, 2004 and 2003, revenues from the same client totaled approximately $13,303,000 and $15,637,000, respectively, which represented 13.7% and 15.3%, respectively, of total net revenues.

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

The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on its financial condition and results of operations.  Unbilled receivables were $2,753,000 and $7,872,000 at June 30, 2004 and September 30, 2003, respectively.  Amounts will become billable upon completion of project milestones or customer acceptance. The entire unbilled receivables balance as of June 30, 2004 and September 30, 2003 was expected to become billable within one year.   At June 30, 2004, two clients accounted for 52.6% and 35.6% of total unbilled receivables and 8.4% and 23.7%, of total net accounts receivable and unbilled receivables.  An additional client accounted for 11.7% of total net accounts receivable and unbilled receivables at June 30, 2004.  At September 30, 2003, three clients accounted for 44.2%, 25.0% and 20.3% of total unbilled receivables and 20.1%, 16.3% and 7.2% of total net accounts receivable and unbilled receivables.

On August 25, 2003, the Company received a notice of termination for default of a significant contract with the California Public Employees Retirement System (“CalPERS”). The Company recorded $12,831,000 in September 2003 as a revenue reversal on this loss contract for amounts unbilled and uncollected as of the date of termination. The Company also wrote-off $532,000 in deferred costs in September 2003 related to change orders that were being negotiated at June 30, 2003.  From inception through June 30, 2003, the Company had recorded revenue under the percentage-of-completion method of $20,340,000 under the terms of the contract and collected $7,508,000 in cash including $985,000 in July 2003. No revenues were recognized in connection with this contract for the nine months ended June 30, 2004.  The Company filed a lawsuit to overturn the termination of the contract for default and to recover all uncollected unbilled receivables, delay, disruption and interference costs, attorneys’ fees and other costs associated with the contract.  On August 4, 2004, the Company and CalPERS reached an agreement in a judicially supervised settlement conference before the Sacramento Superior Court wherein CalPERS withdrew the termination for default and the parties rescinded the contract.  The parties also mutually released each other from any and all claims arising out of the contract.  The parties are in the process of preparing a written settlement agreement  (See Note 14).

Included in other assets at June 30, 2004 was approximately $2,395,000, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $2,358,000 was expected to be collected within two years, and $37,000 was expected to be collected within four years. Included in accounts receivable and other assets at September 30, 2003 was approximately $1,448,000 of retainage of which approximately $461,000 was expected to be collected within one year, $430,000 was expected to be collected within two years and $557,000 was expected to be collected within three years.

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

Restricted investments were approximately $7,540,000 and $7,707,000 at June 30, 2004 and September 30, 2003, respectively, and were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through June 2005.

NOTE 5—BANK LINES OF CREDIT

At June 30, 2004, the Company had a $15,000,000 revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of January 31, 2005.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at the Company’s option, and is payable monthly.  As of June 30, 2004, there was approximately $985,000 of standby letters of credit outstanding under this facility.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 2004, the Company was in compliance with all of the financial ratios of the credit facility.

One of the standby letters of credit outstanding under the credit facility was issued in April 2004 in the amount of $935,000, and was used to guarantee the performance bond of a third party required by a project contract that is anticipated to be completed in August 2005.  In conjunction with this guarantee, the Company entered into an indemnification agreement with the third party which pledges to hold harmless, indemnify and make the Company whole from and against any and all amounts actually claimed or withdrawn as well as other business consideration.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets.  The recorded amounts will be eliminated if the Company is released from the risk upon expiration or settlement of the obligation.

In addition to the letters of credit issued under the credit facility, the Company had letters of credit totaling approximately $3,151,000, which were collateralized by certain securities in the Company’s long-term investment portfolio at June 30, 2004.  Also, the Company’s subsidiary, OPC, had a letter of credit outstanding in the amount of approximately $138,000 collateralized by a certificate of deposit.  The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

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

During the nine months ended June 30, 2004, the Company wrote-off the remaining $457,000 of goodwill associated with the U.S. Commercial Services segment in discontinued operations as a result of the fulfillment of the remaining contracts in the quarter ended December 31, 2003.  In the fourth quarter of fiscal year 2003, the Company performed its annual impairment test to determine if the goodwill associated with its remaining segments was impaired.  The results did not indicate any impairment loss for the remaining segments.

Other acquired intangible assets, net, consisted of the following at June 30, 2004 and September 30, 2003 (in thousands):

	Amortization Period	June 30, 2004			September 30, 2003
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Client relationships	10 years	$24,400	$(4,677)	$19,723	$24,400	$(2,847)	$21,553
Tradename	10 years	3,200	(613)	2,587	3,200	(373)	2,827
Technology	3 years	740	(473)	267	740	(288)	452
Acquired assets, related to EPOS acquisition	5 years	7,206	(120)	7,086	—	—	—
Acquired contracts	12 months	575	(518)	57	500	(500)	—
Total		$36,121	$(6,401)	$29,720	$28,840	$(4,008)	$24,832

The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows (in thousands):

	Government Business Process Outsourcing	Package Software and Systems Integration	Electronic Payment Processing	Total
Balance as of September 30, 2003	$5,298	$9,721	$14,606	$29,625
Activity	—	13,490	—	13,490
Balance as of June 30, 2004	$5,298	$23,211	$14,606	$43,115

The Company is in the process of obtaining a formal valuation for the EPOS acquisition and has preliminarily estimated goodwill of $13,490,000 and intangible assets of $7,206,000 with an average amortization period of five years.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company would have applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$914	$2,127	$(410)	$5,432
Deduct: Pro forma employee compensation cost related to stock options, net of tax	962	596	2,214	2,193
Pro forma net income (loss)	$(48)	$1,531	$(2,624)	$3,239

Net income (loss) per basic share:
As reported	$0.05	$0.11	$(0.02)	$0.29
Pro forma	$—	$0.08	$(0.14)	$0.17

Net income (loss) per diluted share:
As reported	$0.05	$0.11	$(0.02)	$0.28
Pro forma	$—	$0.08	$(0.14)	$0.17

NOTE 8 — INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Income from continuing operations, net of income taxes	$931	$2,185	$1,008	$5,174
Income (loss) from discontinued operation, net of income taxes	(17)	(58)	(1,418)	258
Net income (loss)	$914	$2,127	$(410)	$5,432
Denominator for basic income (loss) per share-weighted average common shares outstanding	19,030	18,600	18,846	18,829
Effects of dilutive securities:
Common stock options	483	221	383	514
Denominator for diluted income (loss) per share- adjusted weighted average common shares and assumed conversions	19,513	18,821	19,229	19,343
Income from continuing operations, net of income taxes:
Per basic share	$0.05	$0.12	$0.05	$0.27
Per diluted share	$0.05	$0.12	$0.05	$0.27
Income (loss) from discontinued operation, net of income taxes:
Per basic share	$—	$—	$(0.08)	$0.01
Per diluted share	$—	$—	$(0.07)	$0.01
Net income (loss):
Per basic share	$0.05	$0.11	$(0.02)	$0.29
Per diluted share	$0.05	$0.11	$(0.02)	$0.28

For the three and nine months ended June 30, 2004, options to purchase approximately 1,753,000 and 2,051,000 shares of Class B common stock, respectively, at prices ranging from $10.88 to $20.70 per share and $10.20 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the shares for this period.  For the three and nine months ended June 30, 2003, options to purchase approximately 1,801,000 and 1,331,000 shares of Class B common stock, respectively, at prices ranging from $8.53 to $20.70 per share and $13.75 to $20.70 per share, respectively, were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the shares for this period.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$914	$2,127	$(410)	$5,432
Net change in unrealized gain on available for-sale investments	(197)	(33)	(224)	(17)
Foreign currency translation adjustment.	(10)	102	244	(34)
Comprehensive income (loss)	$707	$2,196	$(390)	$5,381

NOTE 10—ACQUISITIONS

All acquisitions have been accounted for using the purchase method of accounting.  The initial purchase price for each acquisition described below includes cash paid, stock issued at the date of acquisition and estimated acquisition costs. Beginning October 1, 2002, the Company adopted SFAS 142, “Goodwill and other Intangible Assets,” and no longer amortizes goodwill and indefinite lived intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are reviewed at least annually for impairment.  Separable intangible assets that have finite useful lives continue to be amortized over their useful lives.

Effective June 1, 2004, the Company purchased all of the outstanding stock of EPOS Corporation (“EPOS”), a Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies.  The total purchase price was approximately $20,060,000 and was comprised of approximately $15,613,000 in cash and 402,422 shares of Class B common stock valued at approximately $4,447,000, based on the closing price of Class B common stock on June 1, 2004.  The cash payment of $15,613,000 includes payments directly to EPOS lenders of approximately $7,544,000 and estimated acquisition costs of approximately $811,000.  The estimated identifiable intangible assets total $7,206,000 and are being amortized over five years.  Total estimated goodwill of $13,490,000 was preliminarily allocated to the Package Software and Systems Integration (“PSSI”) segment.  The preliminary value assigned to intangible assets and goodwill are based upon management’s estimates as the Company is awaiting the finalization of appraisals and other studies before the identification and valuation of assets can be complete, which is expected in the fourth quarter of fiscal year 2004.  The Company does not expect to deduct goodwill arising from this transaction for income tax purposes.

Many requests for proposals issued in the child support payment processing and unemployment insurance practices require interactive voice response communication capabilities, such as those provided by EPOS.  Additionally, EPOS has established electronic payment processing capabilities and clients in the secondary education and utilities vertical industries that broaden the Company’s overall capabilities and client base.  The Company has established strategic, operational business, financial, and valuation criteria that it uses to evaluate potential acquisitions and believes that these criteria, including valuation, are in line with market conditions.

The total purchase price paid was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$1,139
Prepaid expenses and other current assets	1,014
Equipment and software	1,838
Other assets	37
Accounts payable and accrued expenses	(1,473)
Deferred revenue	(1,020)
Deferred income tax liability	(2,162)
Other long-term liability	(9)
Other acquired intangible assets	7,206
Goodwill	13,490

Total consideration	$20,060

The following unaudited pro forma summary presents consolidated information as if the acquisition of EPOS had occurred as of October 1, 2002.  This pro forma summary is provided for information purposes only and is based on historical information after including the impact of certain adjustments such as increased estimated amortization expense due to the preliminary recording of intangible assets.  These pro forma results do not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands, except per share data):

	Nine months ended June 30, 2004	Nine months ended June 30, 2003

Net revenues	$107,851	$110,282

Net income (loss)	$(961)	$4,991

Basic net income (loss) per share	$(0.05)	$0.26
Diluted net income (loss) per share	$(0.05)	$0.25

Shares used in computing basic net income (loss) per share	19,206	19,232
Shares used in computing diluted net income (loss) per share	19,588	19,745

In April 2004, the Company acquired from PublicBuy.net LLC an e-procurement software solution and related assets that streamline the purchasing process for public procurement officials for approximately $1,259,000 in cash, including $66,000 in estimated transaction costs.  The total purchase price was allocated to intangible assets for $75,000, which are being amortized over 12 months, and software for $1,184,000.  The Company intends to license this software as part of its suite of financial management software offerings.

NOTE 11—SEGMENT INFORMATION

Following the restructuring in the fourth quarter of fiscal year 2003, the Company has been managed through three reportable segments: Government Business Process Outsourcing (“GBPO”), Government Systems Integration (“Government SI”) and OPC.  Accordingly, the prior year amounts have been reclassified to conform to the current year presentation.  In connection with the acquisition of EPOS, the Company renamed two of its segments; consequently, the three reportable segments are now as follows:  GBPO, Package Software and Systems Integration (“PSSI”), formerly known as Government SI, and Electronic Payment Processing (“EPP”), formerly known as OPC.  The GBPO segment provides transaction processing services. The PSSI segment provides systems integration, licensing and maintenance services.  The EPP segment provides transaction and payment processing services.  The Company evaluates the performance of its operating segments based on net revenues and direct costs, while other operating costs are evaluated on a geographical basis.  Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability.  The table below presents financial information for the three reportable segments:

	GBPO	PSSI	EPP	Total
	(in thousands)
Three Months Ended June 30, 2004:
Net revenues	$11,777	$12,147	$16,809	$40,733
Direct costs	7,310	8,098	12,703	28,111

Three Months Ended June 30, 2003
Net revenues	12,524	11,970	18,225	42,719
Direct costs	8,245	8,561	14,072	30,878

Nine Months Ended June 30, 2004:
Net revenues	34,787	29,680	32,435	96,902
Direct costs	22,602	19,986	22,891	65,479

Nine Months Ended June 30, 2003:
Net revenues	36,377	34,666	30,927	101,970
Direct costs	22,076	24,552	22,565	69,193

NOTE 12—RESTRUCTURING

During the fourth quarter of fiscal year 2003, the Company initiated a strategic review of its business units.  This review was completed in the fourth quarter of fiscal year 2003 and the Company decided to renew its focus on its core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, the Company recorded a charge of approximately $19,786,000 during the three months ended September 30, 2003.  This charge was comprised of $18,197,000 of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses. The restructuring plan included the termination of approximately 50 employees, of which approximately     20 employees were terminated during the three months ended September 30, 2003 and the remaining employees were terminated during the three months ended December 31, 2003.  Goodwill and asset impairment charges of approximately $1,323,000 were incurred for the nine months ended June 30, 2004, of which approximately $571,000 was included in restructuring charges and approximately $752,000 was included in loss from discontinued operations.  Severance of approximately $2,291,000 was incurred for the nine months ended June 30, 2004, of which approximately $1,461,000 primarily resulted from the signing of a termination agreement with the Company’s former chief executive officer and was included in restructuring charges and approximately $830,000 was included in loss from discontinued operations.  Also included in restructuring charges for the nine months ended June 30, 2004 was an additional $1,076,000 comprised of $222,000 related to estimated facility closure costs for one additional office and $854,000 for the closure of our Walnut Creek, California office (net of estimated sublease income of $1,544,000).

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

In June 2004, the Company completed the consolidation of its Walnut Creek, California and Reston, Virginia offices.  As part of the office consolidation, the Company relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and closed the Walnut Creek office.  The Company believes that the office consolidation will improve the efficiency of its workforce, reduce its cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations.  As anticipated, some members of the staff formerly resident in Walnut Creek have relocated to the Reston office as part of the office consolidation, and the Company has hired new staff for the Reston office to perform functions formerly carried out in Walnut Creek.  The Company estimates that it will incur restructuring and other related pre-tax charges totaling approximately $2,800,000 in connection with the office consolidation.  The estimated charges are comprised of approximately $385,000 in severance payments for employees who do not relocate to the Reston office, $1,290,000 in asset impairment charges and facility closure costs, net of estimated sublease income of $1,488,000, and approximately $1,125,000 in other charges related to the office consolidation.  The Company recorded approximately $1,552,000 (net of estimated sublease income of $1,488,000) of these charges in the three months ended June 30, 2004 comprised of $436,000 in asset impairment charges, $854,000 in facility closure costs and $262,000 in other charges related to the office consolidation. The Company expects the remaining charges to be recorded in the three months ending September 30, 2004.

At September 30, 2003, the Company had restructuring liabilities totaling $2,330,000 of which $656,000 was recorded in accrued liabilities, $668,000 was recorded in other long-term liabilities and $1,006,000 was recorded in liabilities of discontinued operations.  The following is a summary of the restructuring liabilities from September 30, 2002 through September 30, 2003 (in thousands):

	Liability as of September 30, 2002	Additions/ (Reductions)	Cash Payments	Liability as of September 30, 2003
Severance – OPC	$2,254	$(38)	$(1,083)	$1,133
Facilities closure – OPC	513	(15)	(361)	137
Severance – continuing operations	—	280	(280)	—
Facilities closure – continuing operations	—	53	—	53
Severance – discontinued operations.	—	427	(249)	178
Facilities closure – discontinued operations	—	829	—	829
	$2,767	$1,536	$(1,973)	$2,330

At June 30, 2004, the Company had restructuring liabilities totaling $2,772,000, of which $1,460,000 was recorded in accrued liabilities, $1,162,000 was recorded in non-current other liabilities, $138,000 was included in current liabilities of discontinued operations and $12,000 was recorded in non-current liabilities of discontinued operations. Approximately $266,000 of the non-current restructuring liability is expected to be paid in fiscal year 2005, approximately $507,000 in fiscal year 2006, approximately $222,000 in fiscal year 2007, and the balance is expected to be paid in fiscal year 2008. The following is a summary of the restructuring liabilities from September 30, 2003 to June 30, 2004 (in thousands):

	Liability as of September 30, 2003	Additions/ (Reductions)	Cash Payments	Liability as of June 30, 2004
Severance – OPC	$1,133	$—	$(345)	$788
Facilities closure – OPC	137	—	(66)	71
Severance – continuing operations	—	1,099	(495)	604
Facilities closure – continuing operations	53	1,260	(154)	1,159
Severance – discontinued operations.	178	827	(965)	40
Facilities closure – discontinued operations	829	(420)	(299)	110
	$2,330	$2,766	$(2,324)	$2,772

NOTE 13 — DISCONTINUED OPERATIONS

During the quarter ended September 30, 2003, the Company completed a strategic review of all business units and began a restructuring plan which included exiting the U.S. Commercial Services segment and the United Kingdom Operations segment. During the quarter ended December 31, 2003, the Company completed the restructuring and abandoned those businesses.  Accordingly, the financial position, results of operations and cash flows of the U.S. Commercial Services and United Kingdom Operations segments have been reported as discontinued operations for each period presented.  The discontinued operations activity for the three and nine months ended June 30, 2004 included a reduction in the estimated facility closure charges as a result of renegotiating more favorable lease-buyout terms for one of the facilities.  The revenues for the three months ended June 30, 2004 of $53,000 resulted from a project on which the Company had completed its efforts as of December 31, 2003 but had a task which was subsequently performed by a subcontractor with no margin derived by the Company.  The discontinued operations activity for the three and nine months ended June 30, 2003 represented the historical results of operations of these discontinued businesses.

At June 30, 2004, the Company had net assets of discontinued operations of approximately $363,000 comprised of cash, accounts receivable, prepaid expenses, restructuring liabilities, and accounts payable and other accrued liabilities.

The operating results of the discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Net revenues	$53	$2,808	$1,780	$8,979
Income (loss) from discontinued operations, net of income taxes	$(17)	$(58)	$(1,418)	$258

NOTE 14 - LEGAL PROCEEDINGS

In November 2003, the Company filed a lawsuit in California Superior Court, Sacramento County, against CalPERS to overturn CalPERS’ decision to terminate the contract relating to the Company’s systems integration project for CalPERS for default and to recover added costs associated with that project.  The Company sought to recover damages and project delay, disruption and interference costs on the project.  In December 2003, CalPERS filed a cross-complaint against the Company and made a claim against the performance bond for this contract.  On August 4, 2004, the Company and CalPERS reached an agreement in a judicially supervised settlement conference before the Sacramento Superior Court wherein CalPERS withdrew the termination for default and the parties rescinded the contract.  The parties released each other from any and all claims arising out of the contracts.  The parties are in the process of preparing a written settlement agreement.

In June 2003, the Company announced that it had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice (“DOJ”), Antitrust Division.  The Company has fully cooperated, and intends to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company, its officers, directors and employees, as long as the Company continues to comply with the Corporate Leniency Policy, which requires, among other things, the Company’s full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. During the nine months ended June 30, 2004, the Company incurred approximately $456,000 of legal costs to comply with the subpoena which includes approximately $211,000 cost incurred under indemnification agreements partially offset by a claim payment received from the Company’s insurance carrier for approximately $227,000.  Due to the preliminary nature of the government’s inquiry, the Company is not able to assess the full impact on our financial condition and results of operations.

NOTE 15 – SUBSEQUENT EVENT

In connection with the planned integration of EPOS and OPC, the Company estimates that it will incur in the three months ended September 30, 2004 approximately $1,000,000 related to severance for OPC’s former chief operating officer and other integration charges.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of transaction and payment processing and packaged software and systems implementation services primarily for federal, state and local government and other public sector clients.  We combine our understanding of enterprise-wide systems with domain knowledge to formulate, evaluate and implement solutions that allow clients to rapidly channel emerging technologies into their business operations. Our workforce, composed of employees, independent contractors and subcontractors, increased to 849 on June 30, 2004 from 804 on June 30, 2003 primarily due to our acquisition of EPOS in June 2004.

In fiscal year 2003, we operated our business through four strategic business units:  U.S. Government Services, U.S. Commercial Services, OPC and United Kingdom Operations.  In the fourth quarter of fiscal year 2003, we completed a strategic review of all business units and began a restructuring plan which renewed our focus on our core Government Services businesses while exiting other unprofitable or marginal business operations.  As of December 31, 2003, we had exited the United Kingdom segment, the U.S. Commercial Services segment, and the Justice & Public Safety and Strategies divisions of our former U.S. Government Services business unit. The financial position, results of operations and cash flows for the U.S. Commercial Services and United Kingdom segments are reported as discontinued operations for each period in this report.  We also created two new business units from our U.S. Government Services business unit:  the Government Business Process Outsourcing (“GBPO”) business unit and the Government Systems Integration (“Government SI”) business unit.  In connection with our acquisition of EPOS, we renamed our Government SI business unit as Package Software and Systems Integration (“PSSI”) and the OPC segment as Electronic Payment Processing (“EPP”).  Our GBPO segment includes our child support payment processing contracts, our health and human services consulting business, a District of Columbia child support enforcement project and the Financial Institution Data Match contracts. We expect to see significant proposal activity in the child support payment processing market over the next six months as we believe approximately three states intend to issue new requests for proposals. Our PSSI segment includes our pension contracts, unemployment insurance contracts, financial management systems (“FMS”) contracts, our e-government contracts, the State of Missouri contracts and the EPOS interactive voice response license, hardware sales, services and maintenance contracts.  We have shifted our systems integration model from custom developed solutions to implementation and modification of packaged software. We believe this strategy of implementing pre-existing software applications that include customizations to meet our particular clients’ needs will combine the potential for greater profitability with less risk compared to our earlier strategy of building a system based upon a set of functional requirements.  Our EPP segment includes OPC and the electronic payment processing contracts of EPOS.

We derive net revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services.  We bill clients on a per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  We recognize fixed price net revenues for other projects as services are provided and accepted by our clients, if applicable.  We recognize time and materials net revenues as we perform services and incur expenses. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  During the nine months ended June 30, 2004, we generated 17.8% of our net revenues on a fixed price basis and                            64.4% of our net revenues on a per-transaction basis. We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

We have derived a significant portion of our net revenues from a small number of large clients. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the nine months ended June 30, 2004, revenues from the Internal Revenue Service contract accounted for 13.7% of our total net revenues. In addition, we performed child support payment processing services for three different state governments as a subcontractor to ACS State and Local Solutions, Inc. (“ACS”) during the nine months ended June 30, 2004 which accounted for 12.2% of total net revenues.  In June 2004, we were notified by ACS of its decision not to renew one of our subcontracts effective June 30, 2004.  This subcontract accounted for approximately 5.6% of total net revenues for the nine months ended June 30, 2004.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients. The completion, cancellation or significant reduction in the scope of a large project would have a material adverse effect on our business, financial condition and results of operations.

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

From October 1, 2001 through June 30, 2004, we made four acquisitions for a total cost of approximately $99.8 million using cash and Class B common stock. We also incurred $1.0 million in cumulative compensation charges related to business combinations and $1.3 million in cumulative business combination integration charges resulting from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.

In June 2004, we completed the consolidation of our Walnut Creek, California and Reston, Virginia offices.  As part of the office consolidation, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and closed the Walnut Creek office.  We believe that the office consolidation will improve the efficiency of our workforce, reduce our cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations.  As anticipated, some members of the staff formerly resident in Walnut Creek have relocated to the Reston office as part of the office consolidation, and we hired new staff for the Reston office to perform functions formerly carried out in Walnut Creek.  We estimate that we will incur restructuring and other related pre-tax charges totaling approximately $2.8 million in connection with the office consolidation.  The estimated charges are comprised of approximately $385,000 in severance payments for employees who did not relocate to the Reston office, $1.3 million in facility closure costs, net of estimated sublease income of $1.5 million and approximately $1.2 million in other charges related to the office consolidation.  We recorded approximately $1.6 million (net of estimated sublease income of $1.5 million) of these charges in the three months ended June 30, 2004 and expect the remaining charges to be recorded in the three months ending September 30, 2004.

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

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Basis of Presentation.  During the year ended September 30, 2003, we adopted SFAS 144, “Accounting for the Impairment and Disposal of Long Lived Assets” which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity.  SFAS 144 also changed the timing of presentation from the point of commitment to the point of actual disposal of the operations. During the quarter ended September 30, 2003, we completed a plan to exit the operations of our U.S. Commercial Services segment, our United Kingdom Operations segment and the Justice and Public Safety and Strategies divisions within the U.S. Government Services segment.  Effective October 1, 2003, the U.S. Government Services segment was split into our GBPO and Government SI, now PSSI, segments. During the quarter ended December 31, 2003, we exited the U.S. Commercial Services and United Kingdom Operations segments and the financial position, results of the operations and cash flows of these components are reported as discontinued operations for each period in this report.  We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations have been disposed.

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  Our EPP and GBPO segments generate transaction and payment processing revenues. Net revenues from transaction and payment processing contracts are generally recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our contracts based on estimated future costs and the estimate of transaction volume over the life of the contract.  The estimated average length of the transaction processing contracts in our GBPO segment is approximately three years plus optional client renewals averaging approximately two and one-half years.  We use our historical experience and mathematical models to estimate transaction volumes.  We monitor transaction volume on a monthly basis.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting revenues and operating profit.  For example, our monthly transaction volume at our child support payment processing centers varied between 107% and 93% from the average monthly volume during fiscal year 2003.  If the volume of transactions processed at all child support payment processing centers decreased 10% from the volume processed during fiscal year 2003, our transaction processing revenues would have decreased approximately $2.9 million. Additionally, if the average volume of dollars processed by OPC for each payment type decreased 10% from the average volume processed by OPC for each payment type during fiscal year 2003, our transaction and payment processing revenues would have decreased by approximately $3.7 million.

For EPP segment electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions. Within our EPP segment, on-line payment processing revenues are nearly always generated by consumer payments.  Before our EPP segment processes payment transactions, each consumer must agree to pay us a processing fee by making the appropriate selection on our web site or telephone system.  Credit card reversal and chargebacks of convenience fees were $155,000 and $92,000 or 0.5% and 0.3% of EPP segment net revenues for the nine months ended June 30, 2004 and 2003, respectively.

Our PSSI segment generates systems design and integration revenues. Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  We monitor the costs incurred and evaluate variances between budgeted and actual costs in our fixed price contracts on a monthly basis.  To the extent there are changes in the total estimated costs, we adjust the percentage of revenues recognized.  For example, if the total estimated costs of each of our percentage-of-completion contracts in process as of September 30, 2003 increased 10%, our fixed price revenues for the year ended September 30, 2003 would have decreased by $4.3 million.  Provided the arrangement does not require significant implementation or customization of the software, software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred.  We use our judgment to determine when implementation or customization is significant. Revenues for software license fees not requiring significant modification were $370,000 and $56,000 for the nine months ended June 30, 2004 and 2003, respectively.

Our PSSI segment also generates maintenance and support services revenues.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  Non-essential support services, including training and consulting, are also provided on a time and materials basis.  Revenue is recognized as the services are performed.  Maintenance and non-essential support services revenues were $14.2 million and $12.7 million for the nine months ended June 30, 2004 and 2003, respectively.

Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay under the terms and conditions of the original contract.  Net revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote. Within the EPP segment the consumer generally bears the transaction fee, not the government entity, so EPP segment contracts are not generally subject to fiscal funding issues.  For the nine months ended June 30, 2004 and 2003, revenues recognized under contracts subject to fiscal funding clauses were 66.5% and 69.7%, respectively, of total net revenues.

For all our segments, the amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Cost and Volume Estimates.  For our transaction and payment processing business, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Actual misapplied payments and amounts for insufficient funds checks are held as receivables until collected or written off, as deemed appropriate. Included in our EPP segment cost estimates are processing fees that are subject to change with limited or no notice.  We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs.  Any significant variance from our estimates could significantly impact our operating profit.  For the nine months ended June 30, 2004 and 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $978,000 and $415,000, respectively.

We recognize fixed price net revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total estimated project costs could significantly affect our operating profit.

Collectibility of Receivables.  A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for accounts receivable balances, including receivables resulting from misapplied payments and payments that are rejected due to insufficient funds, and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services.  At June 30, 2004 and September 30, 2003, the combined balance of the allowance accounts was $2.6 million and $1.8 million, respectively.   There is no assurance that we will not need to record increases to these balances in the future.  We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.  For example, during the fourth quarter of fiscal year 2003, CalPERS terminated our systems integration contract. We subsequently filed a lawsuit seeking to recover costs and damages.  As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from CalPERS.  On August 4, 2004, we reached an agreement with CalPERS in a judicially supervised settlement conference before the Sacramento Superior Court wherein CalPERS withdrew the termination for default and the parties rescinded the contract.  The parties also released each other from any and all claims arising out of the contracts.  The parties are in the process of preparing a written settlement agreement.  At June 30, 2004, $11.1 million of our accounts receivable and $2.5 million of our unbilled receivables balances were balances owed by seven clients for amounts greater than $1.0 million each.

Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  We utilize historical experience as well as external specialists to estimate fair value.  For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life.  We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment.  During the quarter ended December 31, 2002, we completed the initial impairment test and the results did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those segments.  As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000.  This goodwill value was written off during the quarter ended December 31, 2003.  In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our continuing segments was impaired. Our estimate of fair value did not indicate any impairment.  The fair market value of the remaining segments was determined using forecasted future cash flows.  Those cash flows were forecasted using significant assumptions including: future revenues and expenses, future growth rates and discount rates.  These growth rates are consistent with our plans and experience.  If the discount rate used in these valuation models increased by 1%, the calculated fair value would have decreased by 4.5%.

Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  At June 30, 2004 and September 30, 2003, we had a net deferred tax asset of $23.2 million, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $23.2 million valuation allowance. Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes” requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income.  In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.  Management concluded to establish a full valuation allowance as of September 30, 2003.   We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.  Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Although we believe that our estimates are reasonable, resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial position and cash flows.

Determination of Restructuring Obligations.  During the fourth quarter of fiscal year 2003, we recorded a restructuring charge related to plans and actions taken to exit businesses, terminate employees and consolidate facilities.  During the quarter ended December 31, 2003, we exited the former U.S. Commercial Services and United Kingdom segments and the financial position, results of operations and cash flows of these businesses are reported as discontinued operations for each period.   Also, as a result of our acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the termination of employees and the consolidation of facilities.  During the quarter ended June 30, 2004, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to Reston, Virginia and closed the Walnut Creek, California office.  We have recorded restructuring charges related to this office consolidation.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on abandoned office facilities.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  To the extent we are unable to sublease or otherwise dispose of the facilities on the dates estimated, or the estimated sublease income or estimated costs differ from our estimates, the restructuring liability may require adjustment.  The estimated sublease income was calculated based on executed subleases.  At June 30, 2004 and September 30, 2003, we had restructuring liabilities totaling approximately $2.8 million and $2.3 million, respectively.

Results of Operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	69.0	72.3	67.6	67.9
Selling and marketing	4.9	3.6	5.3	4.3
General and administrative	17.1	13.5	20.2	16.6
Restructuring charges	4.5	—	3.2	—
Depreciation and amortization	2.9	2.9	3.5	3.9
Income from continuing operations	1.6	7.7	0.2	7.3
Interest income (expense), net	0.8	0.6	0.9	0.9
Income from continuing operations before income taxes	2.4	8.3	1.1	8.2
Provision for income taxes	0.1	3.2	0.1	3.1
Income from continuing operations, net of income taxes	2.3%	5.1%	1.0%	5.1%

Three Months Ended June 30, 2004 and June 30, 2003

Net Revenues.  We generate net revenues primarily from transaction and payment processing services, software development services, and software license and maintenance fees. The GBPO segment provides systems design and integration and transaction and payment processing services to federal, state and local government entities in the United States. The PSSI segment provides systems design and integration services to state and local government and other public sector entities in the United States.  The EPP segment provides transaction and payment processing services to clients primarily in the public sector. Net revenues decreased 4.6% to $40.7 million for the three months ended June 30, 2004 from $42.7 million in the three months ended June 30, 2003. This decrease resulted primarily from a decrease in GBPO net revenues of approximately $747,000 and a decrease in EPP segment net revenues of approximately $1.4 million partially offset by an increase in PSSI net revenues of approximately $177,000.  The following table presents the net revenues for each of the three reportable segments for the three months ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004	2003
	(in thousands)

GBPO	$11,777	$12,524
PSSI	12,147	11,970
EPP	16,809	18,225
Total	$40,733	$42,719

The $747,000 decrease in GBPO net revenues resulted primarily from the discontinuance of a contract that ended in fiscal year 2003 which generated $538,000 in revenues during the three months ended June 30, 2003.  The $177,000 increase in PSSI net revenues resulted from increases of $473,000 in the State of Missouri practice, $1.4 million in the emerging practices industry including unemployment insurance and E-government, and revenues of $1.3 million from EPOS partially offset by a $2.8 million reduction in revenues from CalPERS as a result of the termination of the project.  The $1.4 million decrease in EPP net revenues resulted primarily from a decrease in federal tax dollars processed for the tax season of $2.5 million partially offset by increased revenues of $775,000 from an increase in adoption rates of OPC services and revenues of approximately $220,000 from EPOS.

The following table presents net revenues for the three months ended June 30, 2004 and 2003 by delivery offering:

	Three months ended June 30,
	2004	2003
	(in thousands)

Transaction and payment processing	$27,867	$29,550
Systems design and integration	5,568	8,033
Maintenance and support services	5,401	4,615
Product sales and other services	1,897	521
Total	$40,733	$42,719

Net revenues from transaction and payment processing services decreased 5.7% to $27.9 million in the three months ended June 30, 2004 compared to $29.6 million in the three months ended June 30, 2003 primarily as a result of the $1.4 million decrease in EPP net revenues.  Net revenues from systems design and integration services decreased 30.7% to $5.6 million in the three months ended June 30, 2004 compared to $8.0 million in the three months ended June 30, 2003 primarily due to a $2.8 million reduction in revenues from CalPERS as a result of the termination of the CalPERS contract.  Net revenues from maintenance and support services increased 17.0% to $5.4 million in the three months ended June 30, 2004 compared to $4.6 million in the three months ended June 30, 2003 primarily as a result of increased revenues of $776,000 from our State of Missouri practice and revenues from EPOS of approximately $353,000.   Net revenues from product sales and other services increased 264.1% to $1.9 million in the three months ended June 30, 2004 compared to $521,000 in the three months ended June 30, 2003 primarily as a result of growth in new practice areas, including web portal services, of $492,000 and product sales revenues from EPOS of $908,000 both during the three months ended June 30, 2004.

Net revenues include reimbursements from clients for out-of-pocket expenses.  Reimbursement and software license net revenues for each period represented were less than 10% of total net revenues for the respective period.  Reimbursement revenues may increase in absolute dollars in future periods if we are successful in winning new contracts in our child support payment processing operations.

Direct Costs.   Direct costs consist primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property, amortization and depreciation of any project-related equipment, hardware or software purchases, and the cost of hardware, software or equipment sold to clients.  For state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs.  For EPP, direct costs consist primarily of credit and debit card discount fees, processing fees, telecommunication costs and other third party costs.  Direct costs included $634,000 of depreciation and amortization for the three months ended June 30, 2004 and $552,000 for the three months ended June 30, 2003.  In total, direct costs decreased 9.0% to $28.1 million for the three months ended June 30, 2004 from $30.9 million for the three months ended June 30, 2003.  This decrease resulted primarily from the decrease in headcount of 83 resulting from the restructuring and the termination of the CalPERS contract, which was partially offset by the addition of 40 employees with the acquisition of EPOS effective June 1, 2004.

Selling and Marketing.   Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 30.1% to $2.0 million for the three months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003.  As a percentage of net revenues, selling and marketing expenses increased to 4.9% for the three months ended June 30, 2004 from 3.6% for the three months ended June 30, 2003.  The increase in selling and marketing expenses for the three months ended June 30, 2004 resulted primarily from increased advertising and marketing expenses in connection with the April 15th federal tax season.  We expect selling and marketing expenses for fiscal year 2004 to increase in absolute dollars compared to fiscal year 2003 as a result of our investment in business development.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense for the April 15th federal tax season.

General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPC’s engineering, client implementation, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 20.8% to $7.0 million for the three months ended June 30, 2004 from $5.8 million for the three months ended June 30, 2003. As a percentage of net revenues, general and administrative expenses increased to 17.1% for the three months ended June 30, 2004 from 13.5% for the three months ended June 30, 2003. The increase in general and administrative expenses resulted primarily from $448,000 in expenses related to the consolidation of our Walnut Creek and Reston offices, $412,000 in legal and other costs incurred related to the terminated CalPERS contract and $241,000 in increased accounting and other fees related to compliance with the Sarbanes-Oxley Act.  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2004 compared to fiscal year 2003 as a result of costs to comply with the Sarbanes-Oxley Act, additional costs related to the terminated CalPERS contract and the consolidation of our Walnut Creek and Reston offices.

Restructuring charges.   The following table presents the restructuring charges for the three months ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004	2003
	(in thousands)

Assets impairment charge	$436	$—
Severance charge resulting from restructuring	558	—
Office closure charge resulting from restructuring	853	—
Total	$1,847	$—

During the three months ended June 30, 2004, we recorded asset impairment charges of $436,000 resulting from assets written off due to the closure of our Walnut Creek office.  The severance charge of $558,000 represented severance costs due to the modification of our former chief executive officer’s stock options based on the price of our Class B common stock on April 1, 2004.  The office closure charge of $853,000 represented costs incurred for the closure of the Walnut Creek office.  We also expect to incur in the three months ending September 30, 2004, additional severance payments totaling approximately $385,000 for employees who do not relocate to the Reston office in connection with the office consolidation.

Depreciation and Amortization.   Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs.  For OPC, no depreciation and amortization expense is included in direct costs.  Depreciation and amortization decreased 7.8% to $1.2 million for the three months ended June 30, 2004 from $1.3 million for the three months ended June 30, 2003. As a percentage of net revenues, depreciation and amortization remained constant at 2.9% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  The decrease in depreciation and amortization in absolute dollars resulted primarily from assets that became fully depreciated or amortized.

Interest Income (Expense), Net.   Net interest income increased 22.0% to $305,000 for the three months ended June 30, 2004 from $250,000 for the three months ended June 30, 2003.  This increase was primarily attributable to higher interest rates due to a shift to higher yield investments in the current quarter as well as higher average cash balance.

Provision for Income Taxes.  The provision for income taxes was $35,000 for the three months ended June 30, 2004 and $1.4 million for the three months ended June 30, 2003.  The provision for income taxes for the three months ended June 30, 2004 represented the expected minimum state tax payments.  No additional tax provision on the pre-tax income for the three months ended June 30, 2004 was recorded due to the pre-tax loss for the nine months ended June 30, 2004.  In addition, no tax benefit on the pre-tax loss for the nine months ended June 30, 2004 was recorded due to the full valuation allowance on our net deferred tax assets.  Our effective tax rate was 38.2% for the three months ended June 30, 2003.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2004 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operations.   The loss from discontinued operations, net of income taxes, was $17,000 and $58,000 for the three months ended June 30, 2004 and 2003, respectively.  The loss from discontinued operations for the three months ended June 30, 2004 resulted primarily from miscellaneous closing expenses.  The loss from discontinued operations for the three months ended June 30, 2003, net of income taxes represents the historical operating results of our discontinued U.S. Commercial Services and United Kingdom segments.

Nine Months Ended June 30, 2004 and June 30, 2003

Net Revenues.  Net revenues decreased 5.0% to $96.9 million for the nine months ended June 30, 2004 from $102.0 million in the nine months ended June 30, 2003. This decrease resulted primarily from a decrease in GBPO net revenues of approximately $1.6 million and a decrease in PSSI net revenues of approximately $5.0 million, partially offset by an increase in EPP net revenues of approximately $1.5 million.  The following table presents the net revenues for each of the three reportable segments for the nine months ended June 30, 2004 and 2003:

	Nine months ended June 30,
	2004	2003
	(in thousands)

GBPO	$34,787	$36,377
PSSI	29,680	34,666
EPP	32,435	30,927
Total	$96,902	$101,970

The $1.6 million decrease in GBPO net revenues resulted primarily from the discontinuance of a contract that ended in fiscal year 2003 which generated $1.5 million in revenues during the nine months ended June 30, 2003.  The $5.0 million decrease in PSSI net revenues resulted primarily from a $9.4 million decrease in revenues from CalPERS, as a result of the termination of the project due to a dispute with CalPERS, partially offset by increased revenues of $400,000 in our State of Missouri practice, increased revenues of $2.0 million in our pension practice, growth in emerging practices of $3.1 million, including unemployment insurance and e-Government practices and revenues of $1.2 million from EPOS. The $1.5 million increase in EPP net revenues resulted primarily from an increase in adoption rates of OPC services with increased revenue of $3.6 million partially offset by a decrease in revenues generated from federal tax dollars processed of $2.3 million.

The following table presents net revenues for the nine months ended June 30, 2004 and 2003 by delivery offering:

	Nine months ended June 30,
	2004	2003
	(in thousands)

Transaction and payment processing	$65,004	$63,246
Systems design and integration	14,601	24,426
Maintenance and support services	14,207	12,694
Product sales and other services	3,090	1,604
Total	$96,902	$101,970

Net revenues from transaction and payment processing services increased 2.8% to $65.0 million in the nine months ended June 30, 2004 compared to $63.2 million in the nine months ended June 30, 2003 primarily as a result of the $1.5 million increase in EPP net revenues.  Net revenues from systems design and integration services decreased 40.2% to $14.6 million in the nine months ended June 30, 2004 compared to $24.4 million in the nine months ended June 30, 2003 primarily due to a $9.4 million reduction in revenues from CalPERS as a result of the termination of the CalPERS contract.   Net revenues from maintenance and support services increased 11.9% to $14.2 million in the nine months ended June 30, 2004 compared to $12.7 million in the nine months ended June 30, 2003 primarily as a result of increased

revenues of $2.0 million from our State of Missouri practice.   Net revenues from product sales and other services increased 92.8% to $3.1 million in the nine months ended June 30, 2004 compared to $1.6 million in the nine months ended June 30, 2003 primarily due to increased growth in new practice areas, including web portal services revenues, of $915,000 and product sales revenues of $908,000 from EPOS both during the nine months ended June 30, 2004.

Reimbursement and software license net revenues for each period represented were less than 10% of total net revenues for the respective period.  Reimbursement revenues may increase in absolute dollars in future periods if we are successful in winning new contracts in our child support payment processing operations.

Direct Costs.   Direct costs decreased 5.4% to $65.5 million for the nine months ended June 30, 2004 from $69.2 million for the nine months ended June 30, 2003.  This decrease resulted primarily from the decrease in headcount as a result of the restructuring and the termination of the CalPERS contract. Direct costs include $1.7 million of depreciation and amortization for the nine months ended June 30, 2004 and $1.6 million for the nine months ended June 30, 2003.

Selling and Marketing.   Selling and marketing expenses increased 16.9% to $5.1 million for the nine months ended June 30, 2004 from $4.4 million for the nine months ended June 30, 2003.  As a percentage of net revenues, selling and marketing expenses increased to 5.3% for the nine months ended June 30, 2004 from 4.3% for the nine months ended June 30, 2003.  The increase in selling and marketing expenses for the nine months ended June 30, 2004 resulted primarily from increased advertising expenses for OPC.  We expect selling and marketing expenses for fiscal year 2004 to increase in absolute dollars compared to fiscal year 2003 as a result of our investment in business development.  We expect sales and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense for the April 15th federal tax season.

General and Administrative.   General and administrative expenses increased 15.2% to $19.5 million for the nine months ended June 30, 2004 from $17.0 million for the nine months ended June 30, 2003. As a percentage of net revenues, general and administrative expenses increased to 20.2% for the nine months ended June 30, 2004 from 16.6% for the nine months ended June 30, 2003. The increase in general and administrative expenses resulted primarily from $1.3 million in legal and other costs incurred related to the terminated CalPERS contract and the shareholder lawsuits that were dismissed in December 2003 and March 2004.  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2004 compared to fiscal year 2003 as a result of the legal cost and costs to comply with the Sarbanes-Oxley Act.

Restructuring charges.  The following table presents the restructuring charges for the nine months ended June 30, 2004 and 2003:

	Nine months ended June 30,
	2004	2003
	(in thousands)

Assets impairment charge	$571	$—
Severance charge resulting from restructuring	1,461	—
Office closure charge resulting from restructuring	1,076	—
Total	$3,108	$—

During the nine months ended June 30, 2004, we recorded asset impairment charges of $571,000 resulting from assets written off due to the closure of two offices.   The severance charge of $1.5 million represented severance costs resulting from the signing of a termination agreement with our former chief executive officer including a charge due to the modification of his stock options based on the price of our Class B common stock on April 1, 2004.  The office closure charge of $1.1 million represented costs incurred for the closure of two offices (net of estimated sublease income of $1.5 million).  We also expect to incur in the three months ending September 30, 2004, additional restructuring charges totaling approximately $385,000 in connection with the office consolidation in severance payments for employees who did not relocate to the Reston office.

Depreciation and Amortization.   Depreciation and amortization decreased 15.5% to $3.4 million for the nine months ended June 30, 2004 from $4.0 million for the nine months ended June 30, 2003. As a percentage of net revenues, depreciation and amortization decreased to 3.5% for the nine months ended June 30, 2004 from 3.9% for the nine months ended June 30, 2003.  The decrease in depreciation and amortization resulted primarily from decreased capital expenditures in the first six months of the fiscal year and assets that became fully depreciated or amortized.

Interest Income (Expense), Net.   Net interest income decreased 5.3% to $875,000 for the nine months ended June 30, 2004 compared to net interest income of $924,000 for the nine months ended June 30, 2003.  This decrease was primarily attributable to lower investment balances and lower interest rates during the first six months of the current year.

Provision for Income Taxes.  The provision for income taxes was $105,000 for the nine months ended June 30, 2004 and $3.1 million for the nine months ended June 30, 2003.  The provision for income taxes for the nine months ended June 30, 2004 represents the expected minimum state tax payments.  No tax benefit on the net loss for the nine months ended June 30, 2004 was recorded due to the full valuation allowance on our net deferred tax assets.  Our effective tax rate was 37.8% for the nine months ended June 30, 2003.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2004 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Discontinued operations.   The loss from discontinued operations, net of income taxes was $1.4 million for the nine months ended June 30, 2004 and represents the historical operating results of our U.S. Commercial Services and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.  The income from operations of discontinued operations, net of income taxes was $258,000 for the nine months ended June 30, 2003 and represents the historical results of operations of the discontinued segments.

Liquidity and Capital Resources

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. As of June 30, 2004, there was approximately $985,000 of standby letters of credit outstanding under this facility.  The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt.  The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of June 30, 2004, we were in compliance with all the covenants of the credit facility.

In April 2004, we issued a letter of credit in the amount of $935,000, which was used to guarantee the performance bond of a third party required by a project contract that is anticipated to be completed in August 2005.  In conjunction with this guarantee, we entered into an indemnification agreement with the third party which pledges to hold harmless, indemnify and make us whole from and against any and all amounts actually claimed or withdrawn and other business related consideration.  In accordance with FIN 45, we recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets.  The recorded amounts will be eliminated if we are released from the risk upon expiration or settlement of the obligation.

In addition to the letters of credit issued under the credit facility mentioned above, we had letters of credit totaling approximately $3,151,000, which were collateralized by certain securities in our long-term investment portfolio at June 30, 2004.  Furthermore, OPC had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Net cash from continuing operations provided by operating activities was $19.6 million and $4.5 million in the nine months ended June 30, 2004 and 2003, respectively. The increase in net cash from continuing operations provided by operating activities is largely attributable to the receipt of approximately $7.0 million of income tax refunds and increased accounts receivable collections partially offset by a decrease in deferred revenue.

Net cash from continuing operations used in investing activities was $14.8 million and $2.7 million in the nine months ended June 30, 2004 and 2003, respectively. The increase in net cash from continuing operations used in investing activities is primarily attributable to our purchase of EPOS effective June 1, 2004.

Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $2.6 million in the nine months ended June 30, 2004 and $1.5 million in the nine months ended June 30, 2003.  We anticipate that in fiscal year 2004, we will have increased capital expenditures compared to fiscal year 2003 resulting from among other things, purchases of computer equipment to enhance our operations and support our growth, expenditures related to new office leases and the purchase of software from PublicBuy.net, LLC for approximately $1.2 million in the nine months ended June 30, 2004.

Net cash from continuing operations provided by financing activities totaled $1.7 million in the nine months ended June 30, 2004 as compared to net cash used in financing activities of $5.7 million in the nine months ended June 30, 2003.  The net cash from continuing operations provided by financing activities for the nine months ended June 30, 2004 resulted primarily from the exercise of employee stock options.  The net cash used in financing activities for the nine months ended June 30, 2003 resulted primarily from the repurchase of shares of our Class B common stock.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facility will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; legal costs incurred to comply with the DOJ investigation; remaining legal costs incurred arising out of our formal dispute with CalPERS; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

During the fourth quarter of fiscal 2003, we initiated a strategic review of our business units.  This review was completed in the fourth quarter of fiscal year 2003, and we decided to renew our focus on our core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, we recorded restructuring charges of approximately $19.8 million during the quarter ended September 30, 2003.  This restructuring charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses, of which $529,000 was paid in fiscal year 2003.  The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated in the three months ended September 30, 2003 and the remaining employees were terminated in the three months ended December 31, 2003. Additional goodwill and intangible asset impairment charges of approximately $1.3 million were incurred for the nine months ended June 30, 2004, of which approximately $571,000 was included in restructuring charges and approximately $752,000 was included in loss from discontinued operations.  Additional severance of $2.3 million, of which approximately $1.5 million resulted from the signing of a termination agreement with our former chief executive officer, was included in restructuring and other charges and approximately $830,000 was included in loss from discontinued operations.  Also included in restructuring charges for the nine months ended June 30, 2004 was $1.1 million related to estimated closure costs for one additional office and the consolidation of our Walnut Creek, California and Reston, Virginia offices (net of estimated sublease income of $1.5 million).  As a result of the restructuring, we expect salary costs to be reduced by approximately $6.3 million and facility costs to be reduced by approximately $475,000 in fiscal year 2004.

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

During the nine months ended June 30, 2004, we made restructuring cost cash payments of $1.8 million for severance and $519,000 for facilities.

In June 2004, we completed the consolidation of our Walnut Creek, California and Reston, Virginia offices.  As part of the office consolidation, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and closed the Walnut Creek office.  We believe that the office consolidation will improve the efficiency of our workforce, reduce our cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations.  As anticipated, some members of the staff formerly resident in Walnut Creek relocated to the Reston office as part of the office consolidation. We estimate that we will incur a one-time restructuring and other related pre-tax charges of $2.8 million in connection with the office consolidation. The estimated charges are comprised of approximately $385,000 in severance payments for employees who do not relocate to the Reston office, $1.3 million in asset impairment charges and facility closure costs, net of estimated sublease income of $1.5 million, and approximately $1.1 million in other charges related to the office consolidation.  We recorded approximately $1.6 million (net of estimated sublease income of $1.5 million) of these charges in the three months ended June 30, 2004 comprised of $436,000 in asset impairment charges, $854,000 in facility closure costs and $262,000 in other charges related to the office consolidation.  We expect the remaining charges to be recorded in the three months ending September 30, 2004.

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

Disclosures About Contractual Obligations and Commercial Commitments as of June 30, 2004

As of June 30, 2004, we had not entered into any derivative transactions and we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	2 – 3 years	4 –5 years	After 5 years
Debt, including interest	$261	$140	$121	$—	$—
Operating leases	11,162	3,665	4,132	2,609	756
Restructuring liability	2,772	1,598	936	238	—
Total	$14,195	$5,403	$5,189	$2,847	$756

	Amount of commitment expiration per period
Other Commercial Commitments	Total amounts committed	Less than 1 year	2 – 3 years	4 –5 years	After 5 years
Standby letters of credit	$4,274	$138	$4,086	$—	$50
Performance bonds	34,885	32,719	2,166	—	—
Total	$39,159	$32,857	$6,252	$—	$50

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

•                  the accuracy of estimated transaction volume and transaction dollars processed in computing transaction net revenues from our child support payment processing center operations and our EPP segment payment processing operations;

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

•                  the integration of acquisitions, including EPOS, without disruption to our other business activities; and

•                  estimates made for restructuring liabilities.

The timing and realization of opportunities in our sales pipeline make the timing and variability of net revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are relatively fixed in advance. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our Class B common stock. In addition, our operating results may from time to time fall below the expectations of analysts and investors. If so, the market price of our Class B common stock may decline significantly.

As discussed in Note 6 to our Condensed Consolidated Financial Statements, we adopted SFAS 142 as of October 1, 2002.  This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  If we do not meet our long-term forecasts, or if the trading price of our Class B common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. During the fourth quarter of fiscal year 2003, we decided to shut down our U.S. Commercial Services segment and our United Kingdom Operations segment and accordingly recorded a restructuring charge to write-off substantially all of the associated goodwill totaling $17.6 million.  In the fourth quarter of fiscal year 2003, we performed our annual impairment test to determine if the remaining goodwill associated with our remaining segments was impaired. The results did not indicate any impairment loss.  In addition, other acquired intangible assets are tested for impairment whenever an event or circumstance indicates the carrying value of other acquired intangible assets may not be recoverable.  As of June 30, 2004, there have been no events or circumstances that indicate any additional impairment.  At June 30, 2004, we had goodwill of $43.1 million and other intangibles of $29.7 million.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We rely on small numbers of projects, customers and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. The completion or cancellation of a large project or a significant reduction in its scope would significantly reduce our net revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows. In the fourth fiscal quarter of fiscal year 2003, CalPERS terminated our systems integration contract, and as a result we recorded an adjustment to revenue of approximately $12.8 million to write down the total value of our unbilled receivable from CalPERS.

For the nine months ended June 30, 2004, our top ten clients represented 59.8% of our total net revenues and the Internal Revenue Service (“IRS”) contract accounted for 13.7% of our total net revenues. Revenues from federal taxpayers accounted for 41.0% of OPC’s net revenues.  The existing contract with the IRS allows the IRS to terminate OPC’s services at any time for any or no reason. Even though our net revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our net revenues and cash flows.

During the nine months ended June 30, 2004, we performed services for three different state governments as a subcontractor to ACS accounting for 12.2% of total net revenues.  In June 2004, we were notified by ACS of its decision not to renew our subcontract on its Ohio child support contract effective June 30, 2004.  For the nine months ended June 30, 2004, the revenues from the Ohio subcontract accounted for approximately 5.6% of total revenues. The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may not use our services in a subsequent period.  We cannot predict if ACS’s decision will affect the other two subcontracts under our existing relationship with ACS or the future revenue associated with those subcontracts.  The remaining two subcontracts have base contract renewal dates of June 30, 2006 and May 31, 2007.  The loss of revenues from those subcontracts could adversely affect future operating results and cash flows.

As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows. Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances. At June 30, 2004, unbilled receivables for two clients accounted for 52.6% and 35.6% of total unbilled receivables. At June 30, 2004, total accounts receivable and unbilled receivables, for these two clients accounted for 8.4% and 23.7%, respectively, of total net accounts receivable and unbilled receivables. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.

Our operating results may be adversely affected if we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts.

Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project.  If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the quarter ended June 30, 2004, 17.8% of our net revenues were generated on a fixed price basis and 64.4% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

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

For the nine months ended June 30, 2004, approximately 33.6% of our net revenues were derived from federally mandated and primarily federally funded child support transaction processing services fees and approximately 33.5% of our net revenues were derived from convenience fees earned by our EPP segment with respect to payments made by constituents primarily to government agencies.  The balance of our net revenues was derived from other services provided to government agencies.  Some of these net revenues, particularly our FMS and State of Missouri contracts, may be subject to state and local government agency spending fluctuations. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause.  In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

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

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the Antitrust Division of the DOJ. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. During the nine months ended June 30, 2004, we incurred approximately $456,000 of legal costs to comply with the subpoena which includes cost of approximately $211,000 incurred under directors and officers indemnification agreements, partially offset by a claim payment received from our insurance carrier for approximately $227,000.  We anticipate that we will incur up to an additional $300,000 in the remainder of fiscal year 2004 as we continue to cooperate with the investigation. Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could have a material adverse effect on our financial condition, results of operations and business.

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

One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From October 1, 2001 through June 30, 2004, we acquired four businesses using cash and Class B common stock, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

Our EPP segment’s electronic payment services and our child support payment processing services are designed to provide payment management functions and, in the case of certain of our child support payment processing contracts, serve to limit our clients’ risk of fraud or loss in effecting transactions with their constituents.  As electronic services become more critical to our clients, we may be subjected to claims or fines regarding our alleged liability for the processing of fraudulent or erroneous transactions. Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and/or licensed from third parties.  Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released.  In addition, we may experience disruptions in service from third-party providers. To the extent that defects or errors are undetected by us in the future or cannot be resolved satisfactorily or in a timely manner once detected, our business could suffer.  If one or more liability claims were brought against us, even if unsuccessful, their defense would likely be time consuming, costly and potentially damaging to our reputation.  Any such liability or claim could have a material and adverse effect on our business, operating results and financial condition.

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

In June 2004, we completed the consolidation of our offices in Walnut Creek, California and Reston, Virginia.  Some of the employees in our Walnut Creek office did not relocate to Reston and elected to terminate their employment with us as a result.  In addition, we may face difficulties integrating employees from our Walnut Creek office and newly hired employees into our Reston office.  The loss of the services of any key employee could significantly disrupt our operations. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could adversely affect our competitive position and operating results.

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

•                  developments in our organization, such as our restructuring in the fourth quarter of fiscal year 2003 and the consolidation of the Walnut Creek and Reston offices during second half of fiscal year 2004;

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

The markets for products we provide are characterized by rapid technological change, changes in client demands and evolving industry standards.  As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices.  We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance.  If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.  In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors.  If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed.  Software products as complex as those offered by us may contain undetected defects or errors particularly when first introduced or as new versions are released.  Although we have not experienced significant adverse effects resulting from software errors, we cannot be certain that, despite testing by us and our clients, defects or errors will not be found in new products or enhancements after general release, resulting in loss of or delay in market acceptance, which could seriously harm our business.

We could suffer material losses if our systems or operations fail or are disrupted.

Any system failure, including network, software or hardware failure or operations disruptions, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage, capacity constraints, health epidemics or terrorist attacks, could cause interruptions, delays in our business, loss of data or damage to our reputation.  Any system failure in our EPP segment business, particularly during income tax season, could have a material adverse impact on our reputation, results of operations and financial condition. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our child support transaction processing, could be suspended or interrupted, we could incur contractual penalties and our business could be harmed. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

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

A constraint in our EPP segment’s capacity to process transactions could impair the quality and availability of service.  Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of service.  Although we believe that the EPP segment has sufficient capacity to accommodate anticipated future growth, there are no assurances that the EPP segment will not suffer capacity constraints caused by sharp increases in the use of its services.  Due to the large number of tax payments made in March and April, there is an increased risk that the EPP segment will suffer a capacity constraint during that period, which could have an adverse effect on our business, operating results and financial condition.

If our EPP segment’s clients or credit/debit card issuers cease to publicize our services or adversely change the manner in which our services are promoted, consumer use of our services may slow, and we may suffer a large increase in advertising costs.

Currently, our EPP segment’s clients and credit/debit card issuers provide a significant portion of the publicity for our services, without any charge to us.  If clients or credit/debit card issuers cease to publicize our services, or charge us for this publicity, advertising costs will increase substantially, resulting in a material and adverse effect on our business, operating results and financial condition. While the EPP segment endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, the clients may publicize other services, including those of competitors.  For example, the IRS’s tax year 2002 Form 1040 instruction booklet listed OPC’s name before a competitor’s name in regard to providers of electronic credit/debit card payment services, whereas for the 2003 tax year OPC’s name was listed second.

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

Concentration of voting control could have the effect of delaying or preventing a change in control of us and may affect the market price of our Class B common stock.  The voting power held by Mr. James L. Bildner, our former chairman of the board and former chief executive officer, in Class A and Class B common stock owned by Mr. Bildner and vested options to acquire Class B common stock held by Mr. Bildner represented 13.8% of our total common stock voting power outstanding at June 30, 2004. As a result, Mr. Bildner may be able to control the outcome of all corporate actions requiring shareholder approval, including changes in our equity incentive plan, the election of a majority of our directors, proxy contests, mergers, tender offers, or other transactions that could give holders of our Class B common stock the opportunity to realize a premium over the then-prevailing market price for their shares of Class B common stock.

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

Foreign currency exchange rate risk

We have conducted operations in the United Kingdom through a U.S.-incorporated subsidiary. Net revenues from these operations have been typically denominated in British Pounds and Euros and are included in net income (loss) from discontinued operations for the nine months ended June 30, 2004 and 2003. Near-term changes in exchange rates may have a material impact on our future income (loss) from discontinued operations, fair values or cash flows as we liquidate the remaining assets and liabilities in the United Kingdom.  We have not engaged in foreign currency hedging transactions during the nine months ended June 30, 2004. There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not have a material adverse effect on our financial condition and results of operations.

Interest rate sensitivity

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at June 30, 2004, the fair value of the portfolio would decline by $2.6 million.  We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2004.  We are not aware of any significant change in any other factors that significantly affected our internal control over financial reporting during the quarter ended June 30, 2004.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the Antitrust Division of the DOJ.  We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct. We have not recorded any liability for such payments as any liability is not probable or estimable at this time. During fiscal year 2003, we incurred approximately $1.3 million of legal costs to comply with the investigation, which includes approximately $305,000 paid under officers and directors indemnification agreements.  During the nine months ended June 30, 2004, we incurred approximately $456,000 of legal costs to comply with the subpoena which included costs of approximately $211,000 incurred under indemnification agreements partially offset by a claim payment received from our insurance carrier for approximately $227,000.  We expect to incur cost of up to an additional $300,000 during the remainder of fiscal year 2004.

In November 2003, we filed a lawsuit in California Superior Court, Sacramento County, Tier Technologies, Inc. v State of California, through its agency, California Public Employees Retirement System, C.A. No. 03AS06220, to overturn CalPERS’ decision to terminate the contract relating to our systems integration project for CalPERS for default and to recover added costs associated with that project.  We sought to recover damages and project delay, disruption and interference costs on the project.   CalPERS filed a cross-complaint against us and made a claim against our performance bond for this contract.  On August 4, 2004, we reached agreement with CalPERS in a judicially supervised settlement conference before the Sacramento Superior Court wherein CalPERS withdrew the termination for default and the parties rescinded the contract.  The parties also released each other from any and all claims arising out of the contract.  The parties are in the process of preparing a written settlement agreement.  We expect to incur costs of approximately $325,000 in the remainder of the fiscal year related to this matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

Exhibit Number	Description

10.42	Pledge Agreement between the Company and James L. Bildner, dated April 1, 2004.

10.43	First Amendment to the Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004.

10.44	First Amendment to the Second Amended and Restated Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004.

10.45	First Amendment to the Third Amended and Restated Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004.

10.46	Agreement and Plan of Merger among the Company, Baker Acquisition Corporation, EPOS Corporation, the individuals named herein, and Michael A. Lawler, as Shareholder Representative, dated June 1, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Current Report on Form 8-K, furnished April 30, 2004, pursuant to Items 7 and 12.  Reference is made to the press release of the Company issued April 29, 2004, announcing the Company’s financial results for the quarter ended March 31, 2004.

Current Report on Form 8-K, filed on June 4, 2004, pursuant to Item 5.  Reference is made to the press release of the Company issued June 1, 2004 announcing that the Company had signed an agreement to acquire all of the issued and outstanding shares of EPOS Corporation, an Alabama company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: August 16, 2004

	By:	/s/ Jeffrey A. McCandless

Jeffrey A. McCandless

Chief Financial Officer
(Principal Financial and Accounting Officer)