Form 10-K
period 2004-09-30
TIER TECHNOLOGIES INC
filed 2004-12-28
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10780 Parkridge Blvd., 4th Floor
Reston, Virginia  20191
(571) 382-1090
 (Address of principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class B common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒   No   ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $191,632,000 on March 31, 2004 based on the last reported sale price of the registrant’s Class B common stock on the NASDAQ National Market on such date.

As of December 6, 2004, the number of shares outstanding of the registrant’s Class B common stock was 19,440,204.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2004.  Portions of such proxy statement are incorporated by reference into Part III of this report.

TIER TECHNOLOGIES, INC.
FORM 10-K
TABLE OF CONTENTS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 30, that could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly updated or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

GENERAL

          We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us, and rely on us for our industry-specific information technology expertise and solutions.  We reported approximately $127.9 million in revenues for fiscal year 2004.  We were incorporated in California in 1991, and are based in Reston, Virginia.

          Our core services are providing secure, efficient and reliable transaction processing options and industry-specific software and systems integration services to our clients.  Our transaction processing services primarily consist of child support payment processing and related services for state government clients, and electronic payment processing services for federal, state, and local government clients, which allow those clients to offer their constituents the option of paying governmental obligations, such as taxes and other fees, using credit or debit cards or electronic checks.  Our software and systems integration services primarily involve integrating our proprietary software products and licensed third-party software products into our clients’ business operations.  In fiscal year 2004, approximately two thirds of our revenues were derived from transaction processing based operations, and approximately one third of our revenues were derived from software and systems integration operations.  For most of our services, we generate revenue from fees received directly from our client, but in the case of our electronic payment processing services, most of our revenues are derived from convenience fees paid by the individual taxpayer or other end user of our service.

          We provide our services through the following three business units:

•

Government Business Process Outsourcing, which focuses on child support payment processing, child support financial institution data match services, health and human services consulting, and other related system integration services.

•

Packaged Software and Systems Integration, which provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, systems integration services for the State of Missouri, and interactive voice response systems.

•

Electronic Payment Processing, which provides electronic payment processing options including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients.

          We target industry sectors that we believe are driven by forces that make demand for our services less discretionary and are likely to provide us with recurring revenue streams through long-term contracts.  The forces driving the need for our services tend to involve federal or state mandated services, such as child support payment collection and disbursement, and involve fundamental shifts in consumer transaction preferences, such as the increased usage of electronic payment methods relative to cash or paper checks among U.S. consumers.  Our clients generally outsource portions of their business processes to us in order to rapidly provide their customers with technologically advanced services, and achieve cost efficiencies.

INDUSTRY OVERVIEW

          Today’s government and public sector entities are facing an increasingly competitive and complex operating environment. Demographic shifts, continuous regulatory changes, the need for real-time information, the expansion of the Internet as an informational as well as transactional channel, the development of complex technologies, and advanced operational systems are all dramatically impacting the way these entities conduct business.

          The state child support payment industry has been revolutionized by regulatory initiatives, including the U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996.  This act required every state, as a condition of receiving federal funds, to develop an automated and centralized process for collecting and disbursing child support payments.  This act also created the Financial Institution Data Match program, which required states to match delinquent obligations against records held by every financial institution doing business within that state.  Once a match is identified, the state child support enforcement agencies can issue liens or levies on respective financial accounts to expedite the collection of past due child support obligations.  Child support payments in the United States for the federal 2003 fiscal year rose to a record high of $21.2 billion. State and local government entities are increasing child support services due to the growth in caseloads and their desire to improve enforcement systems.

          The expansion of the Internet has facilitated a profound change in the way governments interact with their constituents.  A paperless environment not only increases the speed of interaction and accessibility to information, but also dramatically reduces cost while increasing user convenience and efficiency.  In 1998, the Internal Revenue Service Restructuring and Reform Act established the goal that by the year 2007, at least 80% of all federal tax and information returns would be filed electronically.  According to the Internal Revenue Service 2004 Filing Season Statistics weekly report, 61.0 million individual federal returns for the 2003 tax year were electronically filed as of August 27, 2004, amounting to approximately 48% of total returns filed.

          The drive towards electronic filing has also increased the need for electronic payment options, including the ability to make tax and other payments with a credit or debit card or electronic check.  According to the U.S. Payment Card Information Network, approximately 83% of U.S. households have at least one credit card.  According to the Bureau of Economic Analysis, federal, state and local taxes and fees from individuals and businesses totaled $3.0 trillion in 2003. Many government entities lack the technical expertise and personnel required to efficiently develop, implement and maintain a process to accept electronic payments from consumers using the Internet or over the telephone.  These government entities increasingly rely on external service providers to outsource this function.

          Advances in telephone call center technologies, combined with the need for governments and other public sector entities to reduce operating costs while improving service delivery to their constituents, have resulted in these entities considering new ways to accomplish their missions.  Recent advances in technologies such as natural language speech recognition have enabled the delivery of a wide variety of services through automated telephone-based interactive voice response systems that formerly required a live telephone attendant.  Automated call centers can now provide interactive services twenty-four hours a day, seven days a week, ranging from basic information delivery, to more complex transaction and payment processing services.  These automated services can generally be provided at a savings relative to the cost of a live telephone attendant.

          The changing regulatory needs of government, coupled with the increasing reliance on Internet-based communication, are prompting state and local governmental entities to evaluate, upgrade and modify their financial management applications. The potential market for the development, delivery and operation of financial management applications for governmental entities is large. According to the 2002 U.S. Census of Governments, in addition to the federal and 50 state governmental entities, there were 87,849 units of local governments. Of these, 38,971 are general-purpose local entities – 3,034 county governments, 19,431 municipal and 16,506 town or township governments. The remainder, which comprise over one-half of the total, are special purpose local governments, including 13,522 school districts and 35,356 special district governments.

          Demographic and regulatory forces have also driven significant change within the public retirement systems industry.  Increased life expectancy, an aging population, new investment vehicles, outdated legacy systems, increased focus on retirement security and a dynamic regulatory environment have resulted in a significant increase in the complexity and administration of state and local government public pension organizations.  These organizations provide a myriad of services and benefits to their membership, including pension benefits and disability benefits, retirement planning and education, death benefits and retiree healthcare.  To address these issues, public pension organizations have increasingly been required to provide additional services, such as on-line access to benefits, to meet the growing needs of their membership.  Additionally, the Economic Growth and Tax Relief Reconciliation Act of 2001 called for extensive changes to the rules relating to individual retirement arrangements and qualified pension plans, increasing contribution limits and catch-up contributions to IRAs while adding new provisions for government employee pension plans. According to the U.S. Census Bureau 2002 Census of Governments, there were 2,670 state and local government retirement systems, with a membership of 17.2 million persons who could be eligible for regular benefit payments in the future. Cash and security investment holdings of these organizations totaled $2.2 trillion.

          The Job Creation and Worker Assistance Act, signed into law in March 2002, was designed to stimulate the economy and included, among other provisions, a special distribution, commonly called the Reed Act Distribution, of $8 billion to state unemployment insurance trust funds. While much of this money is being used to support the solvency of the funds, additional unemployment benefits, and lower unemployment insurance taxes, the U.S. Department of Labor recommended that states consider setting aside a portion of the distribution for unemployment insurance automation costs to assure that states have sufficient funds to invest in large computer installations and upgrades. According to the U.S. Department of Labor, Employment and Training Administration, $41.3 billion in unemployment insurance benefits were paid through the 50 state unemployment insurance agencies in calendar year 2003.

          Challenging economic conditions as well as rapid changes in technology and dynamic market forces are affecting the way government and public sector entities do business today.  These entities are increasingly employing external service providers such as Tier to efficiently outsource strategic business operations, and develop and implement broad information technology strategies that leverage existing strengths and provide a solid foundation for future success.

BUSINESS STRATEGY

          We believe that we are able to add significant value to our clients as a result of our comprehensive service offerings and industry-specific knowledge in the sectors in which we operate.  In fiscal 2004, we focused on transaction processing and packaged software and systems implementations for government and other public sector clients, and have eliminated all business units and segments not core to these two focal areas.  We intend to focus on the following growth strategies.

Penetrate and expand our presence in non-discretionary markets

          We intend to continue to focus on markets that are driven either by state or federal mandates that require immediate operating changes or by intense competitive pressures that drive significant business process changes. We believe that the demand by our clients for services to implement these changes is in large part non-discretionary.

Build recurring revenue streams

          We intend to build recurring revenue streams by offering differentiated services under multi-year arrangements to clients that are outsourcing significant components of their ongoing operations, systems maintenance and systems development activity. These arrangements provide continuity of services to our clients and minimize disruption to our clients’ operations. We believe that our industry expertise, our proprietary applications and the portability of our prior project experience motivate our clients to enter into these arrangements and to select us for follow-on and extended projects.

Leverage proprietary applications

          We intend to leverage our proprietary software applications and acquire or invest in additional proprietary applications that allow us to gain market share quickly in the industry sectors in which we operate. We currently have proprietary software applications that target the health and human services and financial management segments of the state and local government market, as well as government back-office administration and electronic payment channels.

Leverage expertise in the industry sectors in which we operate

          We intend to attract new clients and provide additional services to existing clients by leveraging our expertise in the industry sectors in which we operate.   We have developed expertise in areas such as child support payment processing and related services, electronic payment processing of tax and other government payments, public pension systems, unemployment insurance systems, government accounting, financial management and procurement systems, and interactive voice response systems.

Provide end-to-end solutions

          We differentiate ourselves by being able to provide our clients with end-to-end solutions for their projects, including implementation and operation. We can rapidly deploy a team of senior experts with proven industry expertise and extensive technology capabilities.

Attract and retain high-value employees

          We strive to attract and retain highly skilled professionals in order to deliver high quality services to clients.  Our goal is to offer competitive compensation packages, technical training programs and attractive career advancement opportunities. Our sales force is supplemented by industry experts who have the ability to translate industry-specific challenges into business development opportunities.

Develop partnership relationships and complete strategic acquisitions

          We intend to develop partnership relationships with service and technology providers in the pursuit of new business development opportunities. In addition to broadening our client base, we believe these relationships enable us to maintain our technological leadership through the deployment of leading edge applications. We also evaluate potential acquisitions that may expand our presence in key marketplaces, provide us the advantage of owning or influencing the intellectual property that we offer to our clients, supplement our industry expertise, or provide us with additional human resources or client relationships. Since October 2001, we have completed four such acquisitions.

SERVICES

          We categorize our service offerings as transaction and payment processing, systems design and integration, and maintenance and support services. We provide suites of services under each of these offerings. Several of our engagements involve providing a combination of services from different offerings as part of the overall project. Net revenue contributed by offering is as follows:

	Year ended September 30,

	2004		2003		2002

	($ in thousands)
Transaction and payment processing	$82,820	64.7%	$80,555	69.5%	$37,262	44.0%
Systems design and integration	19,349	15.1	16,397	14.1	29,951	35.4
Maintenance and support services	20,338	15.9	17,032	14.7	15,145	17.9
Products sales and other services	5,430	4.3	1,933	1.7	2,298	2.7

Total	$127,937	100.0%	$115,917	100.0%	$84,656	100.0%

Transaction and payment processing

          We use our proprietary software applications, Kids1st®, VIPRS®and FundFinder®, to process business transactions related to payment of child support obligations and enforcement. We believe our ability to customize our core proprietary software applications reduces the costs and risks inherent in software implementation and makes our solution a scalable and flexible option for our clients. Our expertise in child support payment processing, regulatory and banking issues and our proprietary financial institution data match software application, FundFinder, have enabled us to be a leader in the implementation of financial institution data match programs. As of September 30, 2004, we were providing financial institution data match services utilizing FundFinder to 16 states.  As of September 30, 2004, we had child support payment processing operations in nine states where we were processing approximately $3.8 billion of child support payments on an annualized basis.

Our payment processing operations, through the use of Kids1st and VIPRS, provide many services on behalf of our clients, including the handling of payment collections, the electronic imaging of checks and other supporting documentation, the application of payments to the appropriate child support court orders, the entry of new court orders into the payment system, the creation and maintenance of payment histories, the creation and mailing of child support disbursements, and the creation and maintenance of direct deposits of child support payments. Our clients can choose from an array of service offerings including full customer service/call center operations, a government-to-consumer web application, interface between the state’s financial institutions and its child support enforcement division to assist in the location and seizure of delinquent child support and full processing of child support payments.

          We provide electronic transaction and payment processing services through our wholly owned subsidiaries Official Payments Corp. and EPOS Corporation.  We acquired Official Payments Corp. in July 2002, and EPOS in June 2004.  Official Payments Corp. provides proprietary telephone and Internet systems for electronic payment options to the IRS, 24 states, the District of Columbia, and over 1,500 local and municipal governments. EPOS is a provider of interactive communications and transaction processing technologies.  In fiscal year 2004, we processed over 2.6 million transactions, collecting more than $1.6 billion in government taxes and fees, including federal and state personal income taxes, state business taxes, and local taxes and fees such as property taxes, utilities, parking citations, traffic violations and local licenses. By utilizing our electronic payment processing services, governments and other public sector clients reduce remittance-processing costs, increase speed of pay and provide added convenience to their constituents.

          Our transaction processing revenue is typically paid by our government and public sector clients and is largely based on a per-transaction fee applied to the number of transactions processed for our child support payment processing operations.  Our electronic payment processing revenue is generally derived from transaction convenience fees, based on a percentage of the payment amount or a flat fee, paid by individual taxpayers and other end users of these services.

Systems design and integration

          We implement software applications that enhance our clients’ operating functionality. Our proven ability to integrate enterprise-wide applications in government and other public sector markets has strengthened our expertise and credentials.     We offer these services through the following practice areas:

•

Financial Management Systems – Develops, implements and supports financial management and purchasing systems for state and local governments using our ONLINE FAMISTM, and Performance SeriesTM suites of proprietary products.

•	Public Pension Administration Systems – Provides a full range of services to support the design, development and implementation of pension applications in the state, county and city market place.
•	Unemployment Insurance Systems – Provides software application integration services to state governments reforming unemployment insurance systems.
•	Electronic Government Systems – Systems integration and strategy services for the creation of government Web portals.
•	State Systems Integration – Provides information technology development, integration and maintenance support projects for the State of Missouri.
•	EPOS Systems Integration – Provides services to support the customization, installation and maintenance of our EPOS transaction processing and interactive voice response FirstLine EncoreTM system.

          Our systems design and integration revenue is generally derived on a time and materials or fixed price contract basis for software systems design and integration projects.

Maintenance and support services

          We provide product maintenance and support services of our proprietary software systems to clients in the public sector.  We have a support team based in Reston, Virginia to answer questions and resolve software discrepancies that may arise in the normal operation of the software.  A toll-free, staff-supported voice hotline is available from 7:30 a.m. to 8:30 p.m. EST, Monday through Friday, except holidays.

          EPOS provides product maintenance and support services of our proprietary software and third party hardware and software included in our solutions.  EPOS maintains a staff-supported call center available by phone or email from 8:00 a.m. to 5:00 p.m. CST, Monday through Friday, except holidays, for primary support of our maintenance customers.  In addition, 24/7 and onsite options are available for emergency support.

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

Products sales and other services

          We provide automated telephony, license and call center hardware systems and services for re-designing web portals for state and local government clients.

CLIENTS

          Our clients consist primarily of federal, state and local government and other public sector entities.  We provided our services to clients in 49 states during the fiscal year ended September 30, 2004.  For the fiscal year ended September 30, 2004, our net revenues were derived from sales to government agencies, public sector entities, and from convenience fees paid by their constituents. We believe that most of our total future net revenues will continue to be attributable to sales to government agencies and other public sector entities such as educational institutions and public utilities.

          We derive a significant portion of our net revenues from a limited number of large clients.  For the fiscal year ended September 30, 2004, the revenues from IRS taxpayers accounted for 12.2% of our net revenues.  Most of our contracts are terminable by the client following limited notice and without significant penalty to the client, and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations. In addition, we performed child support payment processing services for three different state governments as a subcontractor to ACS State and Local Solutions, Inc., a division of Affiliated Computer Services, Inc., or ACS.  For the fiscal year ended September 30, 2004, work performed under these three subcontracts accounted for 11.1% of our net revenues.  In June 2004, we were notified by ACS of its decision not to renew one of our subcontracts effective June 30, 2004.

          In December 2001, we entered into a contract with the California Public Employees Retirement System, or CalPERS, to integrate the contributions reporting function of a third party software product into CalPERS’ legacy environment. In the fourth quarter of fiscal 2003, our contract with CalPERS was terminated.  As a result, we recorded an adjustment to revenue of approximately $12.8 million in that quarter to write down the total value of our unbilled receivable from CalPERS.  For fiscal year 2002, net revenues from CalPERS represented approximately 12.9% of our total net revenues.

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

          Through our marketing efforts we seek to increase brand awareness, raise awareness of our electronic payment options, and generate new business.  We have worked with our government clients to publicize our services through advertisements in payment invoices, publications and web sites, which typically occurs without charge to us.  We entered into cooperative advertising and marketing arrangements with our credit and debit card partners and major card-issuing banks, which included advertising campaigns and promotion of our services via print and online. We utilized newspaper, television, radio and public relations campaigns to supplement these efforts in 2004.

EMPLOYEES

          As of September 30, 2004, we had a workforce of 860, which included 808 employees and 52 independent contractors.

          We believe that there is significant competition for seasoned professionals and that our future success is highly dependent upon our ability to attract, train, motivate, mentor and retain skilled consultants with the advanced technical skills necessary to perform the services we offer.

COMPETITION

          The transaction processing and software and systems integration markets are highly competitive and are served by numerous international, national and local firms. Representative market participants in transaction processing markets include Affiliated Computer Systems, Inc., Bank of America Corp., Systems and Methods, Inc., and Link2Gov.  Competition in the software and systems integration market includes U.S. and international consulting and integration firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies.  Representative market participants include Accenture, CGI-AMS, BearingPoint, Covansys, Deloitte, IBM, Tata (TCS America), Ciber, NIC Inc., Lawson, and Tyler Technologies.

          We believe that the principal competitive factors in our markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results on a fixed price or transaction basis as well as a time and materials basis. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, greater financial resources of our competitors, the ability of our clients to perform the services themselves, and the extent of our competitors’ responsiveness to client needs.

INTELLECTUAL PROPERTY RIGHTS

          Our success depends, in part, on our methodologies, solutions and protection of intellectual property rights. We rely upon a combination of nondisclosure, licensing agreements and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into non-disclosure agreements with all our employees, subcontractors and the parties we team with for contracts and with many of our clients.  We also control and limit distribution of proprietary information. We cannot assure that the steps we take in this regard will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.

          We have developed and acquired proprietary software that is licensed to clients pursuant to license agreements and other contractual arrangements. We utilize intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. A portion of our business also involves the development of software applications for specific client engagements and the customization of existing software products for specific clients. Ownership of the developed software and the customizations to the existing software is the subject of negotiation with each particular client and is typically assigned to the client. In some situations, we may retain ownership, or obtain a license from our client, which permits us or a third party to use and market the developed software or the customizations for the joint benefit of the client and us or for our sole benefit.

AVAILABLE INFORMATION

          We make copies of our filings with the Securities and Exchange Commission, or the SEC, available to investors on our website without charge as soon as reasonably practicable after we file them with the SEC.  Our SEC filings can be found on the Investors page of our website at www.tier.com.

EXECUTIVE OFFICERS

          The following persons were our executive officers as of the date of the filing:

Name	Age	Position

James R. Weaver	47	President, Chief Executive Officer and Director
Jeffrey A. McCandless	46	Senior Vice President, Chief Financial Officer and Treasurer
Donald R. Fairbairn	48	Senior Vice President, Human Resources
Michael A. Lawler	41	Senior Vice President, Electronic Payment Processing
Todd F. Vucovich	40	Senior Vice President, Packaged Software and Systems Integration
Stephen V. Wade	43	Senior Vice President, Business Development

          Mr. Weaver was elected Chairman of the Board in January 2004, elected to the Board of Directors in October 2003, was appointed Chief Executive Officer in August 2003, and was appointed President in January 2002.  He was Chief Operating Officer from November 2002 through August 2003.  Mr. Weaver joined us as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000.  From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Martin Information Management Services and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a Bachelors of Arts Degree in Psychology from California University of Pennsylvania.

          Mr. McCandless joined us as Senior Vice President, Chief Financial Officer and Treasurer in July 2003.  From April 2000 to July 2003, Mr. McCandless served as Senior Vice President and Chief Financial Officer of Interelate, an application services provider firm.  From 1997 to April 2000, Mr. McCandless was Chief Financial Officer at Mastech Corp., now iGATE Corp., a global information technology company.  Mr. McCandless received a Bachelor of Arts Degree in Business Administration from Westminster College.

          Mr. Fairbairn joined us as Senior Vice President, Human Resources in September 2003. From April 2002 to June 2003, he served as Senior Vice President, Human Resources for HCL Technologies America, a global IT services and product engineering company. Mr. Fairbairn was Vice President of Human Resources for Getronics, now part of BAE Systems, a computer services company, from August 1997 to March 2002. Mr. Fairbairn has earned certifications as a Senior Professional in Human Resources, a Certified Compensation Professional, and a Certified Benefits Professional. He received a Bachelor of Arts Degree in Human Resources from Michigan State University and completed the Strategic Human Resource Management Program at Harvard Business School.

          Mr. Lawler joined us as Senior Vice President, Electronic Payment Processing in June 2004, with the acquisition of EPOS.  Mr. Lawler was President of EPOS beginning November 1989 and Chairman of EPOS beginning in September 1991.   He received a Bachelor of Computer Engineering and Master of Science degrees from Auburn University.

          Mr. Vucovich is Senior Vice President, Packaged Software and Systems Integration and has served in this capacity since November 2004.  He has 18 years of experience in the development and implementation of information systems, including seven years in a business development role and eight years in a managerial capacity.  Mr. Vucovich has been with us since December 1995.  From September 2000 until November 2004, Mr. Vucovich served as Vice President, Quality Assurance and Resource Management.  From October 1997 to September 2000, he was Business Development Manager, Government Services Division.  Mr. Vucovich received a Bachelor of Science Degree in Computer Science from the University of Southern Mississippi.

          Mr. Wade was appointed Sr. Vice President, Strategy and Business Development in October 2003.    Prior to this appointment, Mr. Wade was Vice President, Business Development and Sales from June 1999 through September 2003.  Prior to his joining Tier, Mr. Wade was Director, Business Development at TRW, System and Information Technology Group from 1997-1999 and Director, Business Development at BDM, International from 1990-1996.

Item 2.  Properties

          Our headquarters and principal administrative functions are located in approximately 41,000 square feet of leased space in Reston, Virginia. The lease for this space expires in 2010. We also operate through leased facilities in seventeen additional states, which are used by all of our business units.  The leases for these facilities expire in 2005 through 2008.  As a result of our corporate restructuring in 2003, we closed four offices in fiscal 2004.

Item 3.  Legal Proceedings

          In June 2003, we announced that we had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice, or DOJ, Antitrust Division.  We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to us pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against us, our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct.  During the fiscal year 2003, we incurred approximately $1.3 million of legal costs to comply with the investigation, which includes approximately $305,000 paid under officers and directors indemnification agreements.  During the fiscal year 2004, we incurred approximately $770,000 of legal costs to comply with the subpoena which included costs of approximately $211,000 incurred under indemnification agreements partially offset by a claim payment received from our insurance carrier for approximately $227,000.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our Class B common stock is quoted on the NASDAQ National Market under the symbol “TIER.” The table below sets forth the high and low sales price for our Class B common stock as reported by the NASDAQ National Market for the periods indicated:

	High	Low

Fiscal Year Ended September 30, 2003:
First Quarter	$20.46	$13.98
Second Quarter	17.60	9.39
Third Quarter	10.34	6.10
Fourth Quarter	11.86	7.05

	High	Low

Fiscal Year Ended September 30, 2004:
First Quarter	$10.75	$6.83
Second Quarter	11.69	7.70
Third Quarter	12.05	8.55
Fourth Quarter	10.10	7.36

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

          As of December 6, 2004, there were 275 holders of record of our Class B common stock.

Securities

The following table sets forth information about our equity compensation plans as of September 30, 2004 (in thousands, except exercise price):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	2,456	$ 11.00	1,117
Equity compensation plans not approved by security holders	-0-	-0-	-0-

(1)	Includes 78,000 shares remaining available for issuance as of September 30, 2004 under the Employee Stock Purchase Plan.

Item 6.  Selected Financial Data

          The following table summarizes our selected consolidated financial data. The historical results are not necessarily indicative of results to be expected for any future period.

	Year ended September 30,

Consolidated statement of operations data:	2004	2003	2002	2001	2000

	(in thousands, except per share amounts)
Net revenues	$127,937	$115,917	$84,656	$54,600	$50,298
Costs and expenses:
Direct costs	83,637	89,657	52,847	32,150	30,019
Selling and marketing	7,161	5,893	3,853	2,889	2,067
General and administrative	27,959	23,579	14,360	12,560	13,871
Restructuring and other charges	3,493	—	—	—	—
Depreciation and amortization	4,977	5,273	3,761	3,051	2,560

Income (loss) from continuing operations	710	(8,485)	9,835	3,950	1,781
Interest income (expense), net	1,149	1,185	1,554	711	1,833

Income (loss) from continuing operations before income taxes	1,859	(7,300)	11,389	4,661	3,614
Provision (benefit) for income taxes	105	(2,764)	4,084	1,710	1,897

Income (loss) from continuing operations, net of income taxes	$1,754	$(4,536)	$7,305	$2,951	$1,717

Basic income (loss) from continuing operations, net of income taxes per share(1)	$0.09	$(0.24)	$0.42	$0.23	$0.14

Shares used in computing basic income (loss) from continuing operations, net of income taxes per share(1)	18,987	18,782	17,225	12,687	12,344

Diluted income (loss) from continuing operations, net of income taxes per share(1)	$0.09	$(0.24)	$0.40	$0.22	$0.13

Shares used in computing diluted income (loss) from continuing operations, net of income taxes per share(1)	19,322	18,782	18,376	13,455	12,740

	September 30,

Consolidated balance sheet data:	2004	2003	2002	2001	2000

	(in thousands)
Cash, cash equivalents and short-term investments	$56,460	$31,670	$59,180	$22,120	$17,669
Working capital	53,785	42,515	72,692	36,356	20,026
Total assets	177,469	164,974	201,119	102,578	95,829
Long-term debt, less current portion	89	195	288	7,707	294
Total shareholders’ equity	145,950	138,150	167,021	78,152	69,277

(1)	See notes 1 and 2 of the notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us, and rely on us for our industry-specific information technology expertise and solutions.

          From October 1, 2001 through September 30, 2004, we completed four acquisitions for a total cost of approximately $99.8 million using cash and Class B common stock.   In our most recent acquisition, effective June 1, 2004, we purchased all of the outstanding stock of EPOS Corporation, an Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies.  The total purchase price was approximately $20.1 million and was comprised of approximately $15.6 million in cash and 402,422 shares of Class B common stock valued at approximately $4.5 million, based on the closing price of Class B common stock on June 1, 2004.

          Our workforce, composed of employees, independent contractors and subcontractors, increased to 860 on September 30, 2004 from 769 on September 30, 2003, primarily due to our acquisition of EPOS in June 2004.

          In fiscal year 2003, we operated our business through four strategic business units:  U.S. Government Services, U.S. Commercial Services, OPC and United Kingdom Operations.  In the fourth quarter of fiscal year 2003, we completed a strategic review of all business units and began a restructuring plan which renewed our focus on our core Government Services businesses while exiting other unprofitable or marginal business operations.  As of December 31, 2003, we had exited the United Kingdom business unit, the U.S. Commercial Services business unit, which includes the Systems and Technology Training division, and the Justice & Public Safety and Strategies divisions of our former U.S. Government Services business unit. The financial position, results of operations and cash flows for the U.S. Commercial Services and United Kingdom business units are reported as discontinued operations for each period in this report.  We also created two new business units from our U.S. Government Services business unit:  the Government Business Process Outsourcing, GBPO, business unit and the Government Systems Integration, Government SI, business unit.

          In connection with our acquisition of EPOS, we renamed our Government SI business unit as Packaged Software and Systems Integration, PSSI, and the OPC business unit as Electronic Payment Processing, EPP.  Our GBPO business unit includes our child support payment processing business, our health and human services consulting business, and the financial institution data match business. We expect to see significant proposal activity in the child support payment processing market over the next six months as we believe approximately three states intend to issue new requests for proposals. Our PSSI business unit includes our pension contracts, unemployment insurance contracts, financial management systems, or FMS, contracts, our e-Government contracts, the State of Missouri contracts and the EPOS computer telephony and call center contracts.  We have shifted our systems integration model from custom developed solutions to implementation and modification of packaged software. We believe this strategy of implementing pre-existing software applications that include customizations to meet our particular clients’ needs will combine the potential for greater profitability with less risk compared to our earlier strategy of building a system based upon a set of functional requirements.  Our EPP business unit includes the electronic payment processing business of OPC and EPOS.

          We derive net revenues primarily from transaction and payment processing services, systems design and integration services, and maintenance and support services.  For transaction and payment processing services, we bill clients on a per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  We recognize fixed price net revenues for other projects as services are provided and accepted by our clients, if applicable.  We recognize time and materials net revenues as we perform services and incur expenses. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.

          During the year ended September 30, 2004, we generated 62.3% of our net revenues on a per-transaction basis, 19.4% on a fixed price basis, and 18.0% on a time and material basis.  During the year ended September 30, 3003, we generated 63.3% of our net revenues on a per-transaction basis, 18.2% on a fixed price basis, and 18.4% on a time a time and material basis.  Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client.  From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise.

          We have derived a significant portion of our net revenues from a small number of large clients or their constituents. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the year ended September 30, 2004, revenues from the Internal Revenue Service contract accounted for 12.2% of our total net revenues. In addition, we performed child support payment processing services for three different state governments as a subcontractor to ACS during the year ended September 30, 2004 which accounted for 11.1% of total net revenues.  In June 2004, we were notified by ACS of its unilateral decision not to renew one of our subcontracts effective June 30, 2004.  This subcontract accounted for approximately 4.3% of total net revenues for the fiscal year ended September 30, 2004.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients.

          Personnel expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. We manage our personnel utilization rates by carefully monitoring our needs and anticipating personnel increases based on specific project requirements. To the extent net revenues do not increase at a rate commensurate with these additional expenses, our results of operations could be materially and adversely affected. In addition, to the extent that we are unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, due to economic or technical skill set constraints our financial results could suffer.

          In connection with our acquisitions from October 1, 2001 through September 30, 2004, we incurred $1.0 million in cumulative compensation charges related to business combinations and $1.3 million in cumulative business combination integration charges. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.

          In June 2004, we completed the consolidation of our Walnut Creek, California and Reston, Virginia offices.  As part of the office consolidation, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and closed the Walnut Creek office.  We believe that the office consolidation will improve the efficiency of our workforce, reduce our cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations.  As anticipated, some members of the staff formerly resident in Walnut Creek have relocated to the Reston office as part of the office consolidation, and we hired new staff for the Reston office to perform functions formerly carried out in Walnut Creek.  During fiscal year 2004, we incurred restructuring and other related pre-tax charges totaling approximately $2.9 million in connection with the office consolidation.  The charges are comprised of approximately $385,000 in severance payments for employees who did not relocate to the Reston office, $1.3 million in facility closure costs, net of estimated sublease income of $1.5 million and approximately $1.2 million in other charges, such as relocation and temporary labor cost, related to the office consolidation.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, net revenues and expenses, and our related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, costs, collectibility of receivables, goodwill and intangible assets, income taxes, restructuring obligations and discontinued operations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.   Such experience and assumptions form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

          Basis of Presentation.  During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operation, and in September 2002, we completed the sale.  The Australian operations were accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.  During the year ended September 30, 2003, we adopted SFAS 144, “Accounting for the Impairment and Disposal of Long Lived Assets” which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity.  SFAS 144 also changed the timing of presentation from the point of commitment to the point of actual disposal of the operations. During the year ended September 30, 2003, we completed a plan to exit the operations of our U.S. Commercial Services business unit, our United Kingdom Operations business unit and the Justice and Public Safety and Strategies divisions within the U.S. Government Services business unit.  Effective October 1, 2003, the remaining U.S. Government Services business unit was split into our GBPO and PSSI business units. During the quarter ended December 31, 2003, we exited the U.S. Commercial Services and United Kingdom Operations business units and the financial position, results of the operations and cash flows of these components are reported as discontinued operations for each period in this report.  We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations have been disposed.

          Revenue Recognition.  Certain judgments affect the application of our revenue policy.  Our EPP and GBPO business units generate transaction and payment processing revenues. Net revenues from transaction and payment processing contracts are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our contracts based on estimated future costs and the estimate of transaction volume over the life of the contract.  The estimated average length of the transaction processing contracts in our GBPO business unit is approximately three years plus optional client renewals averaging approximately two and one-half years.  We use our historical experience and mathematical models to estimate transaction volumes.  We monitor transaction volume on a monthly basis.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting revenues and operating profit.  For example, our monthly transaction volume at our child support payment processing centers, which were active for the entire year, varied between 111% and 83% from the average monthly volume during fiscal year 2004.  If the volume of transactions processed at all child support payment processing centers decreased 10% from the volume processed during fiscal year 2004, our transaction processing revenues would have decreased approximately $3.0 million. Additionally, if the average volume of dollars processed by OPC for each payment type decreased 10% from the average volume processed by OPC for each payment type during fiscal year 2004, our transaction and payment processing revenues would have decreased by approximately $3.9 million.

          For EPP business unit electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions. Within our EPP business unit, on-line payment processing revenues are typically generated by consumer payments.  Before our EPP business unit processes payment transactions, each consumer must agree to pay us a processing fee by making the appropriate selection on our web site or telephone system.  Credit card reversal and chargebacks of convenience fees were $199,000 and $119,000 or 0.5% and 0.3% of EPP business unit net revenues for the years ended September 30, 2004 and 2003, respectively.

          Our PSSI business unit generates systems design and integration revenues. Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  We monitor the costs incurred and evaluate variances between budgeted and actual costs in our fixed price contracts on a monthly basis.  To the extent there are changes in the total estimated costs, we adjust the percentage of revenues recognized.  For example, if the total estimated costs of each of our percentage-of-completion contracts in process as of September 30, 2004 increased 10%, our fixed price revenues for the year ended September 30, 2004 would have decreased by $1.0 million.  Provided the arrangement does not require significant implementation or customization of the software, software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred.  Revenues for software license fees not requiring significant modification were $403,000, $75,000 and $329,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

          Our PSSI business unit also generates maintenance and support services revenues.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  Non-essential support services, including training and consulting, are also provided on a time and materials basis.  Revenue is recognized as the services are performed.  Maintenance and non-essential support services revenues were $20.3 million, $17.0 million and $15.3 million for the years ended September 30, 2004, 2003 and 2002, respectively.

          Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay under the terms and conditions of the original contract.  Net revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote.  Within the EPP business unit, the consumer generally bears the transaction fee, not the government entity, so EPP business unit contracts are not generally subject to fiscal funding issues.  For the years ended September 30, 2004 and 2003, revenues recognized under contracts subject to fiscal funding clauses were 68.2% and 68.1%, respectively, of total net revenues.

          For all our business units, the amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

          Cost and Volume Estimates.  For our transaction and payment processing business, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Actual misapplied payments and amounts for insufficient funds checks are held as receivables until collected or written off, as deemed appropriate.  Included in our EPP business unit cost estimates are processing fees that are subject to change with limited or no notice.  We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs.  Any significant variance from our estimates could significantly impact our operating profit.  For the years ended September 30, 2004 and 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $932,000 and $440,000, respectively.

          We recognize fixed price net revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total estimated project costs could significantly affect our operating profit.

          Collectibility of Receivables.  A considerable amount of judgment is required to assess the likelihood of the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for all receivable balances, including accounts and notes receivable, receivables resulting from misapplied payments and payments that are rejected due to insufficient funds, and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services.  At September 30, 2004 and 2003, the combined balance of the allowance accounts was $2.6 million and $1.8 million, respectively.   We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.  For example, during the fourth quarter of fiscal year 2003, our contract with CalPERS was terminated.  As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from CalPERS.  At September 30, 2004, $7.6 million of our accounts receivable and $3.6 million of our unbilled receivables balances were balances owed by five clients for amounts greater than $1.0 million each.

          Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  We utilize historical experience as well as external specialists to estimate fair value.  For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life.  We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services business unit and the United Kingdom Operations business unit and accordingly recorded a charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those business units.  During the quarter ended December 31, 2003, we wrote down the remaining goodwill associated with these business units.  In the fourth quarter of fiscal year 2004, we performed our annual impairment test to determine if the remaining goodwill associated with our continuing business units was impaired. Our estimate of fair value did not indicate any impairment.  The fair market value of the remaining business units was determined using forecasted future cash flows.  Those cash flows were forecasted using significant assumptions including: future revenues and expenses, future growth rates and discount rates.  A change of 1.0% in the discount rate reduces the fair value calculated in the analysis by $52.8 million.  These growth rates and other assumptions are consistent with our past plans and present experience.

          Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  At September 30, 2004 and September 30, 2003, we had a net deferred tax asset of $21.4 million and $23.2 million, respectively, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $21.4 million and $23.2 million valuation allowance, respectively. At September 30, 2004, we had a valuation allowance of $21.4 million.  Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income.  In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.  Management concluded to establish a full valuation allowance as of September 30, 2003.  As of September 30, 2004, management concluded to maintain the full valuation allowance.  We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.  Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Although we believe that our estimates are reasonable, resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial position and cash flows.

          Determination of Restructuring Obligations.  As a result of our acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the termination of employees and the consolidation of facilities.  During the quarter ended June 30, 2004, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to Reston, Virginia and closed the Walnut Creek, California office.  We have recorded restructuring charges related to this office consolidation.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on abandoned office facilities.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  The estimated sublease income was calculated based on executed subleases.  At September 30, 2004 and 2003, we had restructuring liabilities totaling approximately $2.0 million and $2.3 million, respectively.

Statements of Operations

          The following is a description of certain line items from our statement of operations, which include the operations of EPOS from June 1, 2004, the date of acquisition.

          Direct costs consists primarily of those costs directly attributable to providing services to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, credit and debit card discount fees, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property and any project-related equipment, hardware or software purchases. For state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs.

          Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures.

          General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, regulatory compliance, EPP’s engineering, client service and customer service departments, staffing, accounting and finance, legal, facilities, information systems, as well as professional fees related to legal, audit, tax, external financial reporting and investor relations matters and bad debt expense.

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

RESULTS OF OPERATIONS

          The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Year ended September 30,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	65.3	77.3	62.4
Selling and marketing	5.6	5.1	4.6
General and administrative	21.9	20.3	17.0
Restructuring and other charges	2.7	—	—
Depreciation and amortization	3.9	4.6	4.4

Income (loss) from continuing operations	0.6	(7.3)	11.6
Interest income, net	0.9	1.0	1.8

Income (loss) from continuing operations before income taxes	1.5	(6.3)	13.4
Provision (benefit) for income taxes	0.1	(2.4)	4.8

Income (loss) from continuing operations, net of income taxes	1.4%	(3.9)%	8.6%

FISCAL YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Net revenues

          Net revenues increased 10.4% to $127.9 million for the fiscal year ended September 30, 2004 from $115.9 million for the fiscal year ended September 30, 2003.  This increase resulted primarily from an increase in PSSI net revenues of approximately $12.4 million and an increase in EPP net revenues of $3.7 million offset by a decrease in GBPO net revenues of approximately $4.0 million.  The following table presents the net revenues for the fiscal years ended September 30, 2004 and 2003 for each of the three reportable segments:

	Year ended September 30,

	2004	2003

	(in thousands)
GBPO	$44,715	$48,715
PSSI	42,553	30,197
EPP	40,669	37,005

Total	$127,937	$115,917

          The $4.0 million decrease in GBPO net revenues resulted primarily from the end of contract terms for two contracts that ended in fiscal year 2003 and in the first half of 2004 which generated an additional $4.0 million in revenues during the fiscal year ended September 30, 2003.  The $12.4 million increase in PSSI net revenues resulted primarily from increased revenues related to our unemployment services of approximately $3.3 million, additional revenues of approximately $1.6 million related to e-Government services, and $4.2 million in revenues from EPOS. In addition, the increase reflects the fact that the fiscal 2003 PSSI net revenues included the adjustment to write down the total value of unbilled receivables from CalPERS resulting in negative PSSI revenues of $3.4 million,. The $3.7 million increase in EPP net revenues resulted primarily from an increase in adoption rates of OPC services with increased revenue of $2.3 million and $1.4 million in revenues from EPOS.

          The following table presents net revenues for the last two fiscal years by offering:

	Year ended September 30,

	2004	2003

	(in thousands)
Transaction and payment processing	$82,820	$80,555
Systems design and integration	19,349	16,397
Maintenance and support services	20,338	17,032
Product sales and other services	5,430	1,933

Total	$127,937	$115,917

          Net revenues from transaction and payment processing services increased 2.7% to $82.8 million in the fiscal year ended September 30, 2004 compared to $80.6 million in the fiscal year ended September 30, 2003 primarily as a result of the $3.7 million increase in EPP net revenues offset by a decline in GBPO’s child support processing center net revenues of $1.3 million.  Net revenues from systems design and integration services increased 17.7% to $19.3 million in the fiscal year ended September 30, 2004 compared to $16.4 million in the fiscal year ended September 30, 2003 primarily due to increased revenues of approximately $4.3 million related to our unemployment and pension services partially offset by decreased revenues of approximately $4.5 million from four contracts, which ended in fiscal year 2004.  In addition, the increase reflects the fact that the fiscal 2003 systems design and integration services revenues included the adjustment to write down the total value of unbilled receivables from CalPERS resulting in negative revenues of $3.4 million.  Net revenues from maintenance and support services increased 19.4% to $20.3 million in the fiscal year ended September 30, 2004 compared to $17.0 million in the fiscal year ended September 30, 2003 primarily as a result of increased revenues of $2.8 million from our State of Missouri practice.   Net revenues from product sales and other services increased 184.2% to $5.4 million in the fiscal year ended September 30, 2004 compared to $1.9 million in the fiscal year ended September 30, 2003 primarily due to increased growth in new practice areas, including web portal services, with revenues of $1.8 million and product sales revenues of $2.2 million from EPOS both during the fiscal year ended September 30, 2004.

          Reimbursement and software license revenues for each fiscal year were each less than 10% of total net revenues for the period.

Direct costs

          Direct costs decreased 6.7% to $83.6 million for the fiscal year ended September 30, 2004 from $89.6 million for the fiscal year ended September 30, 2003, respectively. Direct costs include depreciation and amortization of $2.3 million and $2.2 million for the fiscal year ended September 30, 2004 and 2003, respectively.  The decrease in direct costs resulted primarily from the costs incurred on the CalPERS project for which we recorded an adjustment to decrease revenues by $12.8 million to write down the total value of the unbilled receivables from CalPERS in the fiscal year end September 30, 2003 offset by increases in primarily direct labor related to our increase in net revenues for the fiscal year ended September 30, 2004.

Selling and marketing

          Selling and marketing expenses increased 22.0% to $7.2 million for the fiscal year ended September 30, 2004 from $5.9 million for the fiscal year ended September 30, 2003. As a percentage of net revenues, selling and marketing expenses increased slightly to 5.6% for the fiscal year ended September 30, 2004 from 5.1% for the fiscal year ended September 30, 2003.  The increase in selling and marketing expenses was primarily attributable to the inclusion of expenses of $726,000 related to EPOS and sales and marketing expences relating to OPC advertising of $450,000.

General and administrative

          General and administrative expenses increased 18.6% to $28.0 million for the fiscal year ended September 30, 2004 from $23.6 million for the fiscal year ended September 30, 2003. As a percentage of net revenues, general and administrative expenses increased to 21.9% for the fiscal year ended September 30, 2004 from 20.3% for the fiscal year ended September 30, 2003.  The increase in general and administrative expenses resulted primarily from $1.3 million in legal and other costs related to the terminated CalPERS contract and the shareholder lawsuits that were dismissed in December 2003 and March 2004, $2.2 million in other costs related to the office consolidation and inclusion of expenses related to our acquisition of EPOS of $1.5 million.

Restructuring and other charges

          The following table presents the restructuring and other charges for the fiscal years ended September 30, 2004 and 2003:

	Year ended September 30,

	2004	2003

	(in thousands)
Asset impairment charges	$571	$—
Severance charge resulting from restructuring	1,846	—
Office closure charge resulting from restructuring	1,076	—

Total	$3,493	$—

          During the fiscal year ended September 30, 2004, we recorded asset impairment charges totaling $571,000 resulting from assets written off due to the closure of two offices.   The severance charge of $1.8 million represented severance costs of $1.5 million resulting from the signing of a termination agreement with our former chief executive officer and including a charge due to the modification of his stock options based on the price of our Class B common stock on April 1, 2004 and severance costs of $385,000 resulting from our consolidation of our Walnut Creek, CA and Reston, VA offices.  The office closure charge of $1.1 million represented costs incurred for the closure of two offices, net of estimated sublease income of $1.5 million.

Depreciation and amortization

          Depreciation and amortization decreased 5.7% to $5.0 million for the fiscal year ended September 30, 2004 from $5.3 million for the fiscal year ended September 30, 2003. As a percentage of net revenues, depreciation and amortization decreased to 3.9% for the fiscal year ended September 30, 2004 from 4.6% for the fiscal year ended September 30, 2003. The decrease in depreciation and amortization resulted primarily from decreased capital expenditures in the first six months of the fiscal year and assets that became fully depreciated or amortized.

Interest income, net

          Net interest income was consistent at $1.2 million for both fiscal years due to higher investment balances offset by lower rates in each respective period.

Provision (benefit) for income taxes

          The provision for income taxes was $105,000 for the fiscal year ended September 30, 2004 as compared to a benefit for income taxes on a loss from continuing operations of $2.8 million for the fiscal year ended September 30, 2003.  The provision for income taxes for the fiscal year ended September 30, 2004 represents the expected minimum state tax payments.  No tax provision on the net income for the fiscal year ended September 30, 2004 was recorded due to an offsetting decrease in our valuation allowance.  Our effective tax rate was 37.9% for the fiscal year ended September 30, 2003.  These rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, changes in our valuation allowance, the ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.  We will continue to closely monitor the effective tax rate.

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

Discontinued operations

          We had a loss from our discontinued operations, net of income taxes, of $1.4 million for the fiscal year ended September 30, 2004 compared to a loss of $19.2 million for the fiscal year ended September 30, 2003.   The losses represents the historical operating results of our U.S. Commercial Services, including the Systems and Technology Training division, and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.

FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Net revenues

          Net revenues increased 36.8% to $115.9 million for the fiscal year ended September 30, 2003 from $84.7 million for the fiscal year ended September 30, 2002.  The following table presents the net revenues for the fiscal years ended September 30, 2003 and 2002 for each of the three reportable segments:

	Year ended September 30,

	2003	2002

	(in thousands)
GBPO	$48,715	$40,582
PSSI	30,197	40,374
EPP	37,005	3,700

Total	$115,917	$84,656

          The $8.1 million increase in GBPO net revenues resulted primarily from new child support payment processing contracts in the amount of $3.2 million and increased revenues on existing contracts of approximately $5.8 million due primarily to the inclusion of these contracts for the entire fiscal year. The $10.2 million decrease in PSSI net revenues resulted primarily from the adjustment of $12.8 million to write down the total value of the unbilled receivables from CalPERS as a result of the dispute with CalPERS, which was partially offset by an increase in net revenues from our unemployment services of approximately $3.7 million.  The increase in EPP net revenues resulted primarily from a full year of OPC operations in fiscal 2003 compared to two months of operations in fiscal 2002 following our acquisition of OPC in late July 2002 in addition to an increase in all revenues categories primarily driven by higher adoption rates by consumers.

          The following table presents net revenues for the fiscal years ended September 30, 2003 and 2002 by offering:

	Year ended September 30,

	2003	2002

	(in thousands)
Transaction and payment processing	$80,555	$37,262
Systems design and integration	16,397	29,951
Maintenance and support services	17,032	15,145
Product sales and other services	1,933	2,298

Total	$115,917	$84,656

          Net revenues from transaction and payment processing services increased 116.2% in fiscal year 2003 primarily as a result of the inclusion of a full year of OPC operations as well as net revenues from new child support payment processing contracts in our GBPO segment.  Net revenues from systems design and integration services decreased 45.2% in fiscal year 2003 primarily due to the $12.8 million charge to revenues to write down the total value of the CalPERS unbilled receivables in our PSSI segment.  Net revenues from maintenance and support services increased 12.5% in fiscal year 2003 primarily from the inclusion of a full year of revenues from the Government Solutions Center (“GSC”) which we acquired from KPMG Consulting Inc. (now BearingPoint, Inc.) in March 2002.  Net revenues from product sales and other services, which declined 15.9% in fiscal 2003, were affected by a reduction in client IT spending.

          Reimbursement and software license revenues for each fiscal year were each less than 10% of total net revenues for the period.

Direct costs

          Direct costs increased 69.9% to $89.7 million for the fiscal year ended September 30, 2003 from $52.8 million for the fiscal year ended September 30, 2002. Direct costs include depreciation and amortization of $2.2 million for the year ended September 30, 2003 and $2.1 million for the year ended September 30, 2002.  The increase in direct costs resulted from the increase in net revenues as well as costs incurred on the CalPERS project for which we recorded an adjustment to decrease revenues by $12.8 million to write down the total value of the unbilled receivables from CalPERS as mentioned above.

Selling and marketing

          Selling and marketing expenses increased 51.3% to $5.9 million for the fiscal year ended September 30, 2003 from $3.9 million for the fiscal year ended September 30, 2002. As a percentage of net revenues, selling and marketing expenses increased to 5.1% for the fiscal year ended September 30, 2003 from 4.6% for the fiscal year ended September 30, 2002. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of OPC’s sales and marketing costs for a full year in 2003.

General and administrative

          General and administrative expenses increased 63.9% to $23.6 million for the fiscal year ended September 30, 2003 from $14.4 million for the fiscal year ended September 30, 2002. As a percentage of net revenues, general and administrative expenses increased to 20.3% for the fiscal year ended September 30, 2003 from 17.0% for the fiscal year ended September 30, 2002. The increase in general and administrative expense in total dollars was primarily attributable to the addition of OPC’s general and administrative costs for a full year in 2003, an increase in rent expense due to more office locations, increasing business insurance costs and $1.3 million in legal costs to comply with the DOJ investigation.

Depreciation and amortization

          Depreciation and amortization increased 39.5% to $5.3 million for the fiscal year ended September 30, 2003 from $3.8 million for the fiscal year ended September 30, 2002. As a percentage of net revenues, depreciation and amortization increased to 4.6% for the fiscal year ended September 30, 2003 from 4.4% for the fiscal year ended September 30, 2002. The increase in depreciation and amortization expense was primarily attributable to increased amortization of acquired intangibles from the OPC acquisition.

Interest income net

          We had net interest income of $1.2 million for the fiscal year ended September 30, 2003 compared to net interest income of $1.6 million for the fiscal year ended September 30, 2002. This decrease was primarily attributable to a lower investment balance and lower investment yields.

Provision (benefit) for income taxes

          The benefit for income taxes on loss from continuing operations was $2.8 million for the fiscal year ended September 30, 2003, as compared to provision for income taxes on income from continuing operations of $4.1 million for the fiscal year ended September 30, 2002.  The effective tax rate on loss from continuing operations for the fiscal year ended September 30, 2003 was 37.9%. The effective tax rate on income from continuing operations for the fiscal year ended September 30, 2002 was 35.9%. These rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, changes in our valuation allowance, the ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.

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

Discontinued operations

          The loss on disposal of the discontinued operation represents the total loss on the disposal and wind-down of the Australian operation.  The losses from operations represent the historical operating results of our former U.S. Commercial Services and United Kingdom business units and Australian operations.

SELECTED QUARTERLY STATEMENTS OF OPERATIONS

          The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2004. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements contained herein.  This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Three months ended

Consolidated statement of operations data:	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002

	(in thousands, except per share data)
Net revenues	$31,035	$40,733	$29,659	$26,510	$13,946	$42,719	$30,165	$29,087
Costs and expenses:
Direct costs	18,159	28,111	19,399	17,968	20,464	30,878	19,750	18,565
Selling and marketing	2,025	2,003	1,756	1,377	1,499	1,540	1,413	1,441
General and administrative	8,415	6,951	6,293	6,300	6,613	5,756	5,431	5,779
Restructuring and other charges	385	1,847	5	1,256	—	—	—	—
Depreciation and amortization	1,579	1,160	1,107	1,131	1,250	1,258	1,388	1,377

Income (loss) from continuing operations	472	661	1,099	(1,522)	(15,880)	3,287	2,183	1,925
Interest income, net	274	305	293	277	261	250	296	378

Income (loss) from continuing operations before income taxes	746	966	1,392	(1,245)	(15,619)	3,537	2,479	2,303
Provision (benefit) for income taxes	—	35	35	35	(5,909)	1,352	955	838

Income (loss) from continuing operations, net of income taxes	746	931	1,357	(1,280)	(9,710)	2,185	1,524	1,465

Income (loss) from discontinued operations, net of income taxes	(22)	(17)	164	(1,565)	(19,504)	(58)	57	259

Net income (loss)	$724	$914	$1,521	$(2,845)	$(29,214)	$2,127	$1,581	$1,724

Income (loss) from continuing operations, net of income taxes
Per basic share	$0.04	$0.05	$0.07	$(0.07)	$(0.52)	$0.12	$0.08	$0.08

Per diluted share	$0.04	$0.05	$0.07	$(0.07)	$(0.52)	$0.12	$0.08	$0.07

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$0.00	$0.00	$0.01	$(0.08)	$(1.05)	$0.00	$0.00	$0.01

Per diluted share	$0.00	$0.00	$0.01	$(0.08)	$(1.05)	$0.00	$0.00	$0.01

Net income (loss):
Per basic share	$0.04	$0.05	$0.08	$(0.15)	$(1.57)	$0.11	$0.08	$0.09

Per diluted share	$0.04	$0.05	$0.08	$(0.15)	$(1.57)	$0.11	$0.08	$0.09

Shares used in computing basic net income (loss) per share	19,396	19,030	18,808	18,702	18,642	18,600	18,834	19,052

Shares used in computing diluted net income (loss) per share	19,592	19,513	19,217	18,702	18,642	18,821	19,355	19,815

	Three months ended

As a percentage of net revenues:	Sept. 30 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	58.5	69.0	65.4	67.8	146.7	72.3	65.5	63.8
Selling and marketing	6.5	4.9	5.9	5.2	10.8	3.6	4.7	5.0
General and administrative	27.1	17.1	21.2	23.8	47.4	13.5	18.0	19.9
Restructuring and other charges	1.3	4.5	—	4.7	—	—	—	—
Depreciation and amortization	5.1	2.9	3.8	4.2	9.0	2.9	4.6	4.7

Income (loss) from continuing operations	1.5	1.6	3.7	(5.7)	(113.9)	7.7	7.2	6.6
Interest income, net	0.9	0.8	1.0	1.0	1.9	0.6	1.0	1.3

Income (loss) from continuing operations before income taxes	2.4	2.4	4.7	(4.7)	(112.0)	8.3	8.2	7.9
Provision (benefit) for income taxes	—	0.1	0.1	0.1	(42.4)	3.2	3.2	2.9

Income (loss) from continuing operations, net of income taxes	2.4%	2.3%	4.6%	(4.8)%	69.6%	5.1%	5.0%	5.0%

LIQUIDITY AND CAPITAL RESOURCES

          Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on January 31, 2005, of which $15.0 million may be used for letters of credit and additional borrowing. The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At September 30, 2004, there was approximately 1,735,000 of standby letters of credit outstanding under this facility.  The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. The credit facility requires the maintenance of certain financial convents including positive quarterly net income after taxes from continuing operations, minimum cash flow from operations to debt service of 1.35 to 1.0, a ratio of debt to tangible net worth not to exceed 0.65 to 1.0 and a minimum ratio of liquid assets to current liabilities of 1.25 to 1.0. As of September 30, 2004, there were no outstanding borrowings under this facility and we were in compliance with all of the financial covenants of the facility.

          In April 2004, we issued a letter of credit in the amount of $935,000, which was used to guarantee the performance bond of CPAS Systems, Inc., or CPAS, required by a project contract that is anticipated to be completed in August 2005.  On October 1, 2004, we acquired 45% of the common stock of CPAS.  In conjunction with this guarantee, we entered into an indemnification agreement with CPAS which pledges to hold harmless, indemnify and make us whole from and against any and all amounts actually claimed or withdrawn and other business related consideration.  In accordance with FIN 45, we recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets.  The recorded amounts will be eliminated if we are released from the risk upon expiration or settlement of the obligation.

          In addition to the letters of credit issued under the credit facility mentioned above, we had letters of credit totaling approximately $3,151,000, which were collateralized by certain securities in our long-term investment portfolio at September 30, 2004.  Furthermore, OPC had a letter of credit outstanding in the amount of approximately $138,000 secured by a certificate of deposit.  The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

          Net cash from continuing operations provided by operating activities was $22.8 million, $1.8 million and $7.7 million in the fiscal years ended September 30, 2004, 2003 and 2002. Net cash from continuing operations provided by operating activities for fiscal year ended September 30, 2004 resulted primarily from income from continuing operations, net of income taxes, adjusted for depreciation and amortization, a decrease in accounts receivable due to increased collection activities and an increase in income taxes payable resulting from income tax return due to our net operating losses.  Net cash from continuing operations provided by operating activities for fiscal year ended September 30, 2003 resulted primarily from loss from continuing operations, net of income taxes, offset by non-cash charges for depreciation and amortization.  Net cash from continuing operations provided by operating activities for fiscal year ended September 30, 2002 resulted primarily from income from continuing operations, net of income taxes, adjusted for depreciation and amortization and non-cash charge for the tax benefit of stock operations exercised offset by an increase in accounts receivable balances resulting from increased sales.

          Net cash from continuing operations used in investing activities was $9.9 million in the fiscal year ended September 30, 2004, $9.3 million in the fiscal year ended September 30, 2003, and $64.7 million in the fiscal year ended September 30, 2002.  Net cash from continuing operations used in investing activities for the fiscal year ended September 30, 2004 resulted primarily from our acquisition of EPOS and capital expenditures offset by net maturities of securities available-for-sale.  Net cash from continuing operations used in investing activities for the fiscal year ended September 30, 2003 primarily consisted of net purchases of securities available-for-sale and capital expenditures.  Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2002 primarily resulted from the acquisition of OPC for approximately $70.6 million (equivalent to $30.7 million, net of cash, restricted cash and short-term and long-term investments acquired) and the acquisition of GSC for approximately $8.4 million offset by net maturities of securities available-for-sale.

          Capital expenditures, including equipment acquired under capital lease but excluding assets acquired or leased through business combinations, were approximately $3.4 million in the fiscal year ended September 30, 2004, $1.7 million in the fiscal year ended September 30, 2003, and $2.1 million in the fiscal year ended September 30, 2002. Capital expenditures were primarily attributable to our purchase of an e-procurement software solution and related assets for $1.3 million, geographic expansion, establishment of child support payment processing centers, other project-related capital expenditures and development of our technology infrastructure. Future capital expenditures may continue to fluctuate. We anticipate that we will continue to have capital expenditures in the near-term related to, among other things, purchases of computer equipment and software to enhance our operations and support our growth, as well as potential expenditures related to the establishment or expansion of child support payment processing and other transaction processing centers.

          Net cash from continuing operations provided by financing activities totaled $2.2 million in the fiscal year ended September 30, 2004 and $80.8 million in the fiscal year ended September 30, 2002 compared to net cash from continuing operations used in financing activities of $5.5 million in the fiscal year ended September 30, 2003.  Net cash from continuing operations provided by financing activities for the fiscal year ended September 30, 2004 resulted primarily from proceeds from the issuance of Class B common stock from the exercise of stock options and issuance of stock under our employee stock purchase plan.  Net cash from continuing operations used in financing activities for the fiscal year ended September 30, 2003 resulted primarily from the repurchase of Class B common stock under our stock repurchase program, partially offset by the issuance of Class B common stock.  Net cash from continuing operations provided by financing activities in the fiscal year ended September 30, 2002 was primarily the result of the proceeds of our follow-on stock offering and the proceeds from the exercise of employee stock options, partially offset by the repayment of the bank line of credit.

          We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; legal costs incurred to comply with the DOJ investigation; our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

          During the fourth quarter of fiscal year 2003, we initiated a strategic review of our business units.  This review was completed in the fourth quarter of fiscal year 2003, and we decided to renew our focus on our core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, we recorded charges of approximately $19.8 million during the quarter ended September 30, 2003.  This charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices, net of estimated sublease income of $115,000, and $707,000 of severance related to the termination of employees in the exited businesses, of which $529,000 was paid in fiscal year 2003.  The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated in the three months ended September 30, 2003 and the remaining employees were terminated in the three months ended December 31, 2003. Goodwill and intangible asset impairment charges of approximately $1.3 million were incurred for the fiscal year ended September 30, 2004, of which approximately $571,000 was included in restructuring charges and approximately $752,000 was included in loss from discontinued operations.  Additional severance of $2.3 million, of which approximately $1.5 million resulted from the signing of a termination agreement with our former chief executive officer, was included in restructuring and other charges and approximately $830,000 was included in loss from discontinued operations.  Also included in restructuring charges for the fiscal year ended September 30, 2004 was $1.1 million comprised of $222,000 related to estimated closure costs for one additional office and $854,000 for closure of our Walnut Creek, California office, net of estimated sublease income of $1.5 million.

          As a result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the involuntary termination of employees of $2.7 million and the consolidation of facilities of $546,000, net of sublease income of $295,000. The assumed severance liability included severance for 27 individuals and the closing of certain office space.  During fiscal year 2004, we made cash payments of $501,000 for severance and $91,000 for facilities.

          During the fiscal year ended September 30, 2004, we made restructuring cost cash payments of $2.0 million for severance and $1.1 million for facilities.

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

Disclosures About Contractual Obligations And Commercial Commitments

          As of September 30, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period

Contractual Cash Obligations	Total	Less than 1 year (FY2005)	2 – 3 years (FY2006 & 2007)	4 –5 years (FY2008 & 2009)	After 5 years

Debt, including interest	$218	$124	$94	$—	$—
Operating leases	11,350	3,943	4,218	2,671	518
Restructuring liability	2,033	1,125	728	180	—

Total	$13,601	$5,192	$5,040	$2,851	$518

	Amount of commitment expiration per period

Other Commercial Commitments	Total amounts committed	Less than 1 year (FY2005)	2 – 3 years (FY2006 & 2007)	4 –5 years (FY2008 & 2009)	After 5 years

Standby letters of credit	$5,024	$1,823	$3,151	$—	$50
Performance bonds	27,115	23,950	3,165	—	—

Total	$32,139	$25,773	$6,316	$—	$50

Recent Accounting Standards

          In March 2003, the Emerging Issues Task Force, “EITF”, reached a consensus on recognition and measurement guidance discussed under EITF Issue No.  03-01.  The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method.  The recognition and measurement guidance for which the consensus was reached in March 2004 is to applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.  The consensus reached in March 2004, also provided for certain disclosure requirements for fiscal years ending after June 15, 2004.  In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-1.

          In October 2004, the EITF reached a consensus on determining whether to aggregate operating segments that do not meet the quantitative thresholds discussed under EITF No. 04-10.  The consensus provided guidance on aggregating operating segments if an operating segment does not meet one quantitative threshold.  It allows an entity to combine information segments to produce a reportable segment if the segments have similar economic characteristics and share a majority of aggregation criteria.  The consensus is effective for fiscal year ending after October 13, 2004.

          The American Job Creation Act of 2004 (AJCA), which has been approved by Congress and is expected to be signed by the President, replaces an export incentive with a deduction from domestic manufacturing income. If signed, this change should have no material impact on the Company's income tax provision.

Factors That May Affect Future Results

          The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

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

•	changes to processing fees charged to our EPP business unit by its credit/debit card partners and financial institutions for processing payment transactions;

•	the contractual terms and degree of completion of projects;

•	any delays or costs incurred in connection with, or early termination of, a project;

•	the amount and timing of costs related to our sales and marketing and other initiatives;

•	variability of software license fee revenue in a particular quarter;

•	start-up costs incurred in connection with the initiation of large projects;

•	the integration of acquisitions, including EPOS, without disruption to our other business activities; and

•	our ability to staff projects with our own salaried employees rather than hourly employees, hourly independent contractors and sub-contractors.

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

          For the fiscal year ended September 30, 2004, our ten largest clients represented 57.6% of our total net revenues, including revenues from federal taxpayers under the Internal Revenue Service, “IRS”, contract which accounted for 12.2% of our total net revenues.  The existing contract with the IRS allows the IRS to terminate our services at any time for any or no reason. Even though our net revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our net revenues and cash flows.

          During the fiscal year ended September 30, 2004, we performed services for three different state governments as a subcontractor to ACS, accounting for 11.1% of our total net revenues.  In June 2004, we were notified by ACS of its decision not to renew our subcontract on its Ohio child support contract effective June 30, 2004.  For the year ended September 30, 2004, the revenues from the Ohio subcontract accounted for approximately 4.3% of our total net revenues. The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may elect not use our services in a subsequent period.  We cannot predict if ACS’s decision will affect the other two subcontracts under our existing relationship with ACS or the future revenue associated with those subcontracts.  The remaining two subcontracts have base contract renewal dates of June 30, 2006 and May 31, 2007.  The loss of revenues from those subcontracts could adversely affect future operating results and cash flows.

          As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows. Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances of $11.3 million. At September 30, 2004, unbilled receivables for two clients accounted for 42.3% and 29.6% of total unbilled receivables. At September 30, 2004, total accounts receivable and unbilled receivables, for these two clients accounted for 30.9% and 10.0%, respectively, of total net accounts receivable and unbilled receivables of $6.9 million. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.

Our markets are highly competitive; if we do not compete effectively for any reason, we could face price reductions, reduced profitability and loss of market share.

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

          If we do not compete effectively on one or more of these competitive factors, our revenue growth and operating margins could decline and our ability to execute our business strategy will be impaired.

If we fail to accurately estimate the resources necessary to meet our obligations under fixed price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts, we may incur losses on these contracts.

          Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project.  If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the year ended September 30, 2004, 19.4% of our net revenues were generated from fixed price contracts and 62.3% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

We will need to hire and successfully integrate additional qualified personnel in our accounitng function. If we encounter difficulties in attracting or retaining qualified accounting staff, we may not be able to remedy identified weaknesses in our accounting function.

In connection with the audit of our financial statements for fiscal 2004, our independent auditors advised that we had a material weakness in our internal control structure related to insufficient personnel resources and technical accounting expertise within our accounting function. As a result of the recent relocation of our accounting function from Walnut Creek, California to Reston, Virginia, we have had to restaff many of the positions in that function, and we have not yet filled all of the open positions. As a part of our remediation of the material weakness indentified by our auditors, we will need to hire additional qualified personnel to fill open positions within our accounting, financial planning, and compliance functions. The current employment market for qualified individuals with accounting backgrounds is very tight, and we may encounter difficulty in identifying, attracting or retaining such individuals. If we are unable to successfully staff up our accounting function, we might not be able to remedy the indentified material weakness.

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

          Our Class B common stock price and trading volume have been and could continue to be volatile. These price fluctuations may be rapid and severe and may leave investors little time to react. Factors that affect the market price of our Class B common stock include:

•	quarterly variations in operating results;

•	developments with respect to specific projects;

•

developments in our organization, such as our restructuring in the fourth quarter of fiscal year 2003 and the consolidation of the Walnut Creek and Reston offices during the second half of fiscal year 2004;

•	announcements of technological innovations or new products or services by us or our competitors;

•	general conditions in the information technology industry or the industries in which our clients compete;

•	changes in earnings estimates by securities analysts or us;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	integration of acquired assets and companies.

Fluctuations in the price of our Class B common stock could cause investors to lose all or part of their investment.

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

An investigation involving the child support payment processing industry could force us to incur unusual expenses and may negatively affect our business reputation.

          In June 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the DOJ involving the child support payment processing industry. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct.  We anticipate that we will incur additional expenses as we continue to cooperate with the investigation. Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could compromise our financial results and damage our reputation.

          Additionally, we cannot estimate what impact, if any, that our involvement in this investigation will have on our ability to compete and win new child support payment processing opportunities.

Within our EPP Segment, OPC’s business model is continuing to evolve, it is difficult to evaluate OPC’s business and its ability to maintain profitability.

          At the end of July 2002, we acquired OPC, which had a history of losses. Although OPC has cumulatively increased revenues since the acquisition and has reduced certain operating expenses as we integrated this acquisition and is currently profitable, there can be no assurance that OPC will maintain profitability in the future.

          The use of credit and debit cards and electronic checks to make payments to government agencies is still relatively new and evolving.  To date, OPC’s business has consisted primarily of providing credit and debit card payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes and fines for traffic violations and parking citations.  Payment by electronic check is an additional payment option that OPC has implemented for electronic transactions.  Because OPC has only a limited operating history under our management, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC’s business model. OPC’s business model is based on consumers’ willingness to pay a convenience fee, in addition to their required government or other payment, for the use of OPC’s credit or debit card and electronic check payment option.  Our success with respect to OPC will depend on maintaining OPC’s relationship with the IRS and on maintaining existing, and developing additional relationships with state and local government agencies, especially state taxing authorities, and their respective constituents.  We may not be able to develop new OPC relationships or maintain existing OPC relationships.  In addition, if consumers are not receptive to paying a convenience fee, if card associations change their rules and do not allow us to charge the convenience fees, or if credit or debit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, demand for OPC’s services will decline or fail to grow.  OPC is charged processing fees by its credit/debit card partners and financial institutions for processing payments. The processing fees OPC is charged can be changed with little or no notice. Any increase in the fees charged to OPC would raise costs and reduce margins, which could harm our profitability.

          Currently, OPC processes credit and debit card payments on behalf of VISA issuing banks for tax payments under a VISA tax pilot program that was created in March 2002.  The tax pilot program is scheduled to end in December 2004.  If VISA does not extend the tax pilot program or make it a permanent program, OPC would be limited in its ability to accept VISA cards, which would cause us to lose business and hurt our revenue and cash flow.

          Demand for OPC’s services would also be adversely affected by a decline in the use of the Internet.  Factors that could reduce the level of Internet usage or electronic commerce include the actual or perceived lack of security or privacy of information, traffic congestion or other Internet access delays, excessive government regulation, increases in access costs, or the unavailability of cost-effective high speed service.

Our ability to grow our business will suffer if we are unable to attract, successfully integrate and retain qualified personnel and key employees.

          If we are unable to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel, our ability to adequately manage and staff our existing projects and to bid for or obtain new projects could be impaired. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide. In addition, we require that many of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees. We may not be able to identify and successfully recruit and integrate a sufficient number of skilled employees into our operations, which would compromise our ability to pursue our growth strategy. Our success also depends upon the continued services of a number of key employees, including our chief executive officer and the leaders of our strategic business units. Any of our employees may terminate their employment at any time.

          In June 2004, we completed the consolidation of our offices in Walnut Creek, California and Reston, Virginia.  Some of the employees in our Walnut Creek office did not relocate to Reston and elected to terminate their employment with us as a result.  In addition, we may face difficulties integrating employees from our Walnut Creek office and newly hired employees into our Reston office.  The loss of the services of any key employee could significantly disrupt our operations. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could harm our competitive position.

Because we sometimes work with third parties and use third party software in providing products and services to clients, any failure by these third parties to satisfactorily perform their obligations could hurt our reputation, operating results and competitiveness.

          We frequently join with other organizations to bid and perform an engagement.  In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third party software or technology providers to jointly bid and perform engagements. Our ability to service some of our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. In these situations, we depend on the software, resources and technology of these third parties in order to perform work under the engagement. We also rely on a third party co-location facility for our primary data center and we utilize third party processors to complete payment transactions and third party software providers for system, security and infrastructure facilities. Failure of third parties to meet their contractual obligations or other actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could adversely impact a project, damage our reputation and compromise our ability to attract new business. In addition, the inability to negotiate terms of a contract with a third party, the refusal or inability of these third parties to permit continued use of their software, services or technology by us, our inability to gain access to software that has been placed in escrow by third parties, or the discontinuance or termination by the client or prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services and may adversely affect our ability to serve new clients.  If we are unable to meet our contractual requirements with our clients, we could be subjected to claims by our clients.

We have completed numerous acquisitions and may complete others, which could increase our costs or be disruptive to our business.

          One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From October 1, 2001 through September 30, 2004, we acquired four businesses using cash and Class B common stock, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

If our EPP business unit’s clients or credit/debit card issuers cease to publicize our services or adversely change the manner in which our services are promoted, consumer use of its services may slow, and we may suffer a large increase in advertising costs.

          Currently, our EPP business unit’s clients and credit/debit card issuers provide a significant portion of the publicity for our services, without any charge to us.  If clients or credit/debit card issuers cease to publicize our services, or charge us for this publicity, advertising costs will increase substantially, which could hurt our margins and profitability. While the EPP business unit endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, the clients may publicize other services, including those of competitors.  For example, the IRS’s tax year 2002 Form 1040 instruction booklet listed OPC’s name before a competitor’s name in regard to providers of electronic credit/debit card payment services, whereas for the 2003 tax year OPC’s name was listed second.

          In addition, OPC advertises in conjunction with its credit/debit card partners under co-operative advertising programs. If OPC’s credit/debit card partners fail to contribute to the co-operative advertising programs, OPC’s ability to advertise may be compromised.

We depend on government agencies for our net revenues and the loss or decline of existing or future government agency funding could cause our net revenues and cash flows to decline.

          For the fiscal year ended September 30, 2004, approximately 31.8% of our net revenues were derived from federally mandated and primarily federally funded child support transaction processing services fees and approximately 32.5% of our net revenues were derived from convenience fees earned by our EPP business unit with respect to payments made by constituents primarily to government agencies.  The balance of our net revenues was derived from other services provided to government agencies.  Some of these net revenues, particularly our FMS and State of Missouri contracts, may be subject to state and local government agency spending fluctuations. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause.  In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders from such a client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

          Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. The failure by us, or by third parties on an engagement in which we are a subcontractor, to meet a client’s expectations in the performance of the engagement could damage our reputation and compromise our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in termination of the contract, client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

          Our EPP business unit’s electronic payment services and our GBPO business unit’s child support payment processing services are designed to provide payment management functions and, in the case of some of our child support payment processing contracts, serve to limit our clients’ risk of fraud or loss in effecting transactions with their constituents.  As electronic services become more critical to our clients, we may be subjected to claims or fines regarding our alleged liability for the processing of fraudulent or erroneous transactions. Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and licensed from third parties.  Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released.  In addition, we may experience disruptions in service from third-party providers. To the extent that defects or errors are undetected by us in the future or cannot be resolved satisfactorily or in a timely manner once detected, our business could suffer.  If one or more liability claims were brought against us, even if unsuccessful, their defense would likely be time consuming, costly and potentially damaging to our reputation.

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

If we are unable to obtain adequate or affordable insurance coverage or sufficient performance bonds for any reason, we could face significant liability claims and increased premium costs and our ability to compete for business could be compromised.

          We maintain insurance to cover a variety of different business risks including, but not limited to, errors and omissions, directors and officers, general liability and workers’ compensation policies. There can be no assurance that we can maintain the same scope and amount of insurance coverage on reasonable terms or obtain such insurance at all.  Our inability to renew policies or maintain the same level of coverage would increase our risk exposure and could expose us to significant liability claims in the future.  Any claims against our policies may impact our ability to obtain such insurance on reasonable terms, if at all.  Increased premiums or a claim made against a policy could cause our financial results to suffer and impair our ability to bid for future contracts.

          We have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and post the performance bond with the client.  There can be no assurance that such performance bonds will continue to be available on reasonable terms, if at all.  Our inability to obtain performance bonds or a reduction in our bonding capacity would compromise our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could hurt our earnings and cash flow and limit our ability to bid for future contracts.

A decline in the economic climate could adversely affect demand for our products and services, which could cause us to lose revenue and could hurt our margins and profitability.

          There are some areas of our business that experience increasing pricing pressures from competitors as well as from clients seeking to control costs.  Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services.  If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline.  From time to time, in responding to competitive pressures, we lower the prices of our products and services.  If we are unable to reduce our costs or improve operating efficiencies when we offer such lower prices, our net revenues and margins will be adversely affected.

          A significant amount of our EPP business unit’s net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments.  Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates.  A decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce our revenues from convenience fees.  A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may likewise reduce our revenues from convenience fees.

We could suffer material losses if our systems or operations fail or are disrupted.

          Any system failure, including network, software or hardware failure or operations disruptions, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage, capacity constraints, health epidemics or terrorist attacks, could cause interruptions, delays in our business, loss of data or damage to our reputation.  Any system failure in our EPP unit’s business, particularly during income tax season, could significantly harm our reputation, and cause our results of operations and financial condition to suffer. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our child support transaction processing, could be suspended or interrupted, we could incur contractual penalties. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

If we fail to adapt our business to changes in economic or business conditions, our financial results could suffer.

          Personnel expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. We manage our personnel utilization rates by carefully monitoring our needs and anticipating personnel increases based on specific project requirements. To the extent net revenues do not increase at a rate commensurate with these additional expenses, or  we fail to align our operating expenses with prevailing economic or business conditions, our financial results would suffer.

Capacity constraints could compromise our ability to process transactions, which could harm our reputation and cause us to lose business.

          A constraint in our capacity to process transactions could impair the quality and availability of service.  Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of service, which could lead to damage to our reputation and lost sales.  Although we believe that there is sufficient capacity to accommodate anticipated future growth, there are no assurances that we will not suffer capacity constraints caused by sharp increases in the use of our services.  Due to the large number of tax payments made in March and April, there is an increased risk that our OPC subsidiary will suffer a capacity constraint during that period.

We could become subject to other lawsuits that could result in material liabilities to us or cause us to incur material costs.

          Any failure in a client’s system or failure to meet a material deliverable could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. Any claim by a shareholder or derivative action brought by a shareholder could result in a material liability to us. Our insurance, which includes coverage for errors or omissions and directors and officers liability, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would significantly harm our financial results.

If we are unable to protect our intellectual property and proprietary rights, demand for our products and services could be reduced.

          The steps we take to protect our intellectual property rights may be inadequate to avoid the loss or misappropriation of that information, or to detect unauthorized use of such information. If we are unable to protect our intellectual property, competitors could market services or products similar to ours, which could reduce demand for our offerings.  We rely on a combination of trade secrets, nondisclosure agreements, licensing agreements and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. We also enter into non-disclosure agreements with our employees, subcontractors and the parties we team with for contracts and generally require that our clients enter into such agreements. We also control and limit access to our proprietary information.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percentage points from levels at September 30, 2004, the fair value of the portfolio would decline by $2.1 million. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 8.  Financial Statements and Supplementary Data

          See “Index to Consolidated Financial Statements” for a listing of the financial statements filed with this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          On December 17, 2004, we filed a Current Report on Form 8-K reporting that on December 13, 2004 PricewaterhouseCoopers LLP (“PwC”) informed us that PwC declined to stand for re-election as our independent registered public accounting firm following completion of its audit of our financial statements for the year ended September 30, 2004. We are in the process of seeking proposals for the fiscal year 2005 audit from other independent registered public accounting firms.

          PwCs audit reports with respect to our financial statements for the fiscal years ended September 30, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

          During our fiscal years ended September 30, 2002 and 2003 and the period commencing October 1, 2003 and ending December 13, 2004, there have been no disagreements between PwC and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such years.

          Except as noted in the following paragraph, there have been no reportable events, as defined by item 304(a)(1)(v) of Regulation S-K, during our fiscal years ended September 30, 2002 and 2003 or the period commencing October 1, 2003 and ending December 13, 2004.

          On December 14, 2004, PwC advised management and the Audit Committee of our Board of Directors of a material weakness related to insufficient personnel resources and technical accounting expertise within our accounting function.

          We provided PwC with a copy of this disclosure and, received a letter from PwC stating that it agrees with this disclosure. A copy of PwC's Letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on December 17,2004.

Item 9A.  Controls and Proceedures

          Our management with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          In connection with the audit of our financial statements for the fiscal year ended September, 2004, by our independent auditors and their issuance of an unqualified opinion on our consolidated financial statements for the year ended September 30, 2004, our independent auditors informed the Audit Committee and management that they had identified a deficiency in our internal control structure that was considered a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants.

          This material weakness was related to insufficient personnel resources and technical accounting expertise within our accounting function. We believe this situation is due primarily to the recent relocation of our accounting function from Walnut Creek, California to Reston, Virginia, and the resulting need to restaff many of the positions in that function. We have not yet filled all of the open positions, and the new staff in the positions we have filled are still becoming familiar with those positions. Our management and the Audit Committee are currently evaluating this situation with a view to formulating a plan to remediate the material weakness. We currently expect this remediation will require us to hire additional qualified presonnel to fill open positions within the accounting, financial planning, and compliance functions, and potentially to increase the level of accounting expertise of current personnel by means of training.

          No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)	Executive Officers. See “Executive Officers” in Part I of this report.

(b)

Directors.  Information concerning our Directors, audit committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers.” We intend to file our proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year ended September 30, 2004.

(c)

Code of Ethics.  We adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company.  A copy of our Code of Ethics is posted on our Internet site at http://www.tier.com.  In the event that we make any amendment to, or grants any waivers of, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

Item 11.  Executive Compensation

          The information required under this item may be found under the section captioned “Compensation of Executive Officers” in our proxy statement be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required under this item may be found under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information required under this item may be found under the section captioned “Certain Transactions” in our proxy statement be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

          The information required under this item may be found under the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements. See “Index to Consolidated Financial Statements” on Page F-1.

	(2)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3) Exhibits. See “Exhibit Index.”

(b)	Exhibits. See “Exhibit Index.”

(c)	Financial Statement Schedules. See “Index to Consolidated Financial Statements” on page F-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Tier Technologies, Inc.

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
San Jose, California
December 27, 2004

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$42,061	$26,178
Short-term investments	13,619	5,492
Restricted investments	780	—
Accounts receivable, net of allowance for doubtful accounts of $708 in 2004 and $843 in 2003	17,394	20,024
Unbilled receivables	5,046	7,872
Prepaid expenses and other current assets	4,617	4,602
Assets of discontinued operations	—	3,550

Total current assets	83,517	67,718
Property, equipment and software, net	7,158	5,422
Notes and accrued interest receivable from related parties, less current portion	2,406	2,152
Goodwill	37,824	29,625
Other acquired intangible assets, net	30,761	24,832
Long-term investments	10,537	24,883
Restricted investments	3,329	7,707
Other assets	1,937	1,875
Non-current assets of discontinued operations	—	760

Total assets	$177,469	$164,974

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,626	$2,087
Accrued liabilities	7,501	8,476
Accrued subcontractor expenses	2,478	5,494
Accrued compensation and related liabilities	4,623	3,654
Income taxes payable	7,007	—
Deferred income	5,269	3,299
Other current liabilities	107	150
Liabilities of discontinued operations	121	2,043

Total current liabilities	29,732	25,203
Long-term debt, less current portion	89	195
Non-current liabilities of discontinued operations	—	432
Other liabilities	1,698	994

Total liabilities	31,519	26,824

Commitments and contingencies (Notes 6, 8, and 16)
Shareholders’ equity:
Preferred stock, no par value; authorized shares—4,579; no shares issued and outstanding	—	—
Common stock, no par value; authorized shares—43,480; issued and outstanding shares—19,440 in 2004 and 18,658 in 2003	172,136	164,742
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(258)	(350)
Accumulated deficit	(24,155)	(24,469)

Total shareholders’ equity	145,950	138,150

Total liabilities and shareholders’ equity	$177,469	$164,974

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,

	2004	2003	2002

Net revenues	$127,937	$115,917	$84,656
Costs and expenses:
Direct costs	83,637	89,657	52,847
Selling and marketing	7,161	5,893	3,853
General and administrative	27,959	23,579	14,360
Restructuring and other charges	3,493	—	—
Depreciation and amortization	4,977	5,273	3,761

Income (loss) from continuing operations	710	(8,485)	9,835
Interest income	1,200	1,240	1,848
Interest expense	51	55	294

Income (loss) from continuing operations before income taxes	1,859	(7,300)	11,389
Provision (benefit) for income taxes	105	(2,764)	4,084

Income (loss) from continuing operations, net of income taxes	1,754	(4,536)	7,305

Discontinued operations:
Loss from operations of discontinued operations, net of income taxes	(1,440)	(19,246)	(3,894)
Loss on disposal of discontinued operations, net of income taxes	—	—	(18,451)

Loss from discontinued operations, net of income taxes	(1,440)	(19,246)	(22,345)

Net income	$314	$(23,782)	$(15,040)

Income (loss) from continuing operations, net of income taxes:
Per basic share	$0.09	$(0.24)	$0.42

Per diluted share	$0.09	$(0.24)	$0.40

Loss from discontinued operation, net of income taxes:
Per basic share	$(0.07)	$(1.02)	$(1.30)

Per diluted share	$(0.07)	$(1.02)	$(1.22)

Net income
Per basic share	$0.02	$(1.27)	$0.87

Per diluted share	$0.02	$(1.27)	$0.82

Shares used in computing basic income (loss) per share	18,987	18,782	17,225

Shares used in computing diluted income (loss) per share	19,322	18,782	18,376

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Notes Receivable From Shareholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Comprehensive Income (Loss)

	Class A		Class B

	Shares	Amount	Shares	Amount

Balance at September 30, 2001	967	$992	12,151	$69,908	$(1,773)	$(5,328)	$14,353	$78,152
Exercise of stock options	10	36	1,575	12,400	—	—	—	12,436
Issuance of Class B common stock	—	—	4,164	77,581	—	—	—	77,581
Tax benefit of stock options exercised	—	—	—	4,349	—	—	—	4,349
Conversion of Class A common stock into Class B common stock	(97)	(98)	97	98	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	141	2,604	—	—	—	2,604
Option acceleration charge from discontinued operations	—	—	—	1,902	—	—	—	1,902
Net income	—	—	—	—	—	—	(15,040)	(15,040)	$(15,040)
Unrealized loss on investments	—	—	—	—	—	(67)	—	(67)	(67)
Foreign currency translation adjustment	—	—	—	—	—	5,104	—	5,104	5,104

Balance at September 30, 2002	880	930	18,128	168,842	(1,773)	(291)	(687)	167,021	$(10,003)

Exercise of stock options	—	—	182	1,218	—	—	—	1,218
Issuance of Class B common stock	—	—	36	417	—	—	—	417
Repurchase of Class B common stock	—	—	(568)	(6,665)	—	—	—	(6,665)
Net loss	—	—	—	—	—	—	(23,782)	(23,782)	$(23,782)
Unrealized loss on investments	—	—	—	—	—	(50)	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)	(9)

Balance at September 30, 2003	880	930	17,778	163,812	(1,773)	(350)	(24,469)	138,150	$(23,841)

Exercise of stock options	—	—	350	2,196	—	—	—	2,196
Issuance of Class B common stock	—	—	30	199	—	—	—	199
Conversion of Class A common stock into Class B common stock	(880)	(930)	880	930	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	402	4,447	—	—	—	4,447
Stock option revision charge	—	—	—	552	—	—	—	552
Net income	—	—	—	—	—	—	314	314	$314
Unrealized loss on investments	—	—	—	—	—	(147)	—	(147)	(147)
Foreign currency translation adjustment	—	—	—	—	—	239	—	239	239

Balance at September 30, 2004	—	$—	19,440	$172,136	$(1,773)	$(258)	$(24,155)	$145,950	$406

See accompanying notes

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,

	2004	2003	2002

Operating activities
Income (loss) from continuing operations, net of income taxes	$1,754	$(4,536)	$7,305
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Depreciation and amortization	7,274	7,435	5,840
Goodwill and other assets impairment charge	571	91	—
Provision for doubtful accounts	205	613	(42)
Deferred income taxes	25	(2,325)	(785)
Tax benefit of stock options exercised	—	—	4,349
Stock option revision charge	552	—	—
Forgiveness of notes receivable from employees	8	54	65
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	6,653	3,149	(9,449)
Income taxes payable	9,382	(4,131)	1,257
Prepaid expenses and other current assets	(1,401)	363	(1,035)
Other assets	257	21	693
Accounts payable and accrued liabilities	(3,262)	941	(629)
Deferred income	780	139	130

Net cash from continuing operations provided by operating activities	22,798	1,814	7,699

Investing activities
Purchase of equipment and software	(3,389)	(1,655)	(2,108)
Notes and accrued interest receivable from related parties	(262)	(263)	(338)
Repayments on notes and accrued interest receivable from related parties	—	15	482
Business combinations, net of cash acquired	(15,639)	294	(65,668)
Restricted investments	3,597	(2)	(7,125)
Purchases of available-for-sale securities	(26,639)	(35,103)	(48,293)
Sales of available-for-sale securities	—	5,989	43,750
Maturities of available-for-sale securities	32,712	21,461	14,476
Other assets	(244)	—	85

Net cash from continuing operations used in investing activities	9,864	(9,264)	(64,739)

Financing activities
Borrowings under bank lines of credit	2,200	—	—
Payments under bank lines of credit	(2,200)	—	(7,500)
Repurchase of Class B common stock	—	(6,665)	—
Net proceeds from issuance of Class A and Class B common stock	2,395	1,635	90,092
Payments on capital lease obligations, other financing arrangements and notes payable to shareholders	(149)	(482)	(1,830)

Net cash from continuing operations provided by (used in) financing activities	2,246	(5,512)	80,762
Effect of exchange rate changes on cash	—	(59)	(119)

Net cash from continuing operations	15,180	(13,021)	23,603
Net cash provided by (used in) discontinued operations	703	(1,410)	3,990

Net increase (decrease) in cash and cash equivalents	15,883	(14,431)	27,593
Cash and cash equivalents at beginning of period	26,178	40,609	13,016

Cash and cash equivalents at end of period	$42,061	$26,178	$40,609

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$99	$55	$294

Income taxes paid (refunded), net	$(9,573)	$2,988	$2,373

Supplemental disclosure of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$—	$68	$1,717

Assumed liabilities related to business combinations	$—	$—	$15,514

Class B common stock issued in business combinations	$4,447	$—	$2,604

Conversion of Class A common stock to Class B common stock	$930	$—	$98

Stock options acceleration charge from discontinued operation	$—	$—	$1,902

Write down of unbilled receivables	$—	$12,936	$—

See accompanying notes.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

          Tier Technologies, Inc. (the “Company”) is a provider of transaction processing services and software and systems integration services to federal, state and local government and other public sector clients.   Its clients outsource portions of their business processes to the Company, and rely on it for its industry-specific information technology expertise and solutions. The Company has offices located throughout the United States.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company translates the accounts of its discontinued United Kingdom subsidiary using the local foreign currency as the functional currency. The assets and liabilities of the subsidiary are translated into U.S. dollars using exchange rates in effect at the balance sheet date, net revenues and expenses are translated using the average exchange rate for the period, and gains and losses from this translation process are included in shareholders’ equity.

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

Revenue Recognition and Credit Risk

          The Company derives net revenues from three principal delivery offerings:  transaction and payment processing, systems design and integration, and maintenance and support services.  Net revenues include software license revenues and reimbursements from clients for out-of-pocket expenses.  Neither software license nor reimbursements revenues were greater than 10% of total net revenues for any period included in these consolidated financial statements.

          Transaction and Payment Processing – Transaction and payment processing revenues are recorded in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Transaction processing revenues includes revenues recorded at the Company’s child support payment processing centers and the revenues of the Company’s Electronic Payment Processing (“EPP”) segment.  The EPP segment includes revenues from two wholly-owned subsidiaries of the Company:  all revenues from Official Payments Corporation (“OPC”) and the electronic processing revenues of EPOS Corporation (“EPOS”), an Alabama corporation acquired effective June 1, 2004.  These revenues are based upon a per-transaction fee or a percentage of the dollar amount processed and  are recognized each month based on the number of transactions performed and dollar amount processed in that month after the Company has received a signed contract, the price per transaction or fee percentage is fixed according to the contract, and collectibility is reasonably assured. The Company assesses the probability of collection based upon the client’s financial condition and prior payment history.  For EPP, transaction fees are generally borne by the consumer utilizing our services, not the governmental or other entity.  EPP receives real-time authorization for credit and debit card transactions, which ensures availability of cardholder funds for payments.  Revenues for EPOS are included only from the date of acquisition.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          Systems Design and Integration - Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients’ operating functionality.

          License and services revenues for contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized over the period of each engagement, using the percentage-of-completion method of Statement of Position 81-1 “Accounting for the Performance of Construction Type and Certain Production Type Contracts.” The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion.  Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term. A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated.  If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby the amount of revenue recognized is limited to the amount of costs until such time, as the total loss can be estimated. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables. Revenues recognized under the percentage-of-completion method were $12.1 million, $10.1 million and $25.8 million for the years ended September 30, 2004, 2003 and 2002, respectively.

          Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price. Included in prepaid and other assets at September 30, 2004 and 2003, respectively, and were $196,000 and $34,000 of deferred costs related to change orders not yet approved.

          Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition”. Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection.  Arrangements for which the fees are not deemed fixed or determinable are recognized the earlier of the due date or when payment is received.  Revenues from software license fees not requiring significant modification were $403,000, $75,000 and $329,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

Maintenance and Support Services – The Company provides ongoing maintenance and support services. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.  Non-essential support services, including training and consulting, are also typically provided on a time and materials basis and revenue is recognized as the services are performed.  Revenue is recognized only after a contract is signed which indicates a fixed or determinable price and the Company believes, based upon its assessment of the customer’s financial condition, that collection is reasonably assured.

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

Customer Concentration and Risk

          The Company derives a significant portion of its net revenues from a limited number of customers.  For the fiscal years ended September 30, 2004 and 2003, revenues from one client totaled approximately $15.7 million and $17.8 million which represented 12.2% and 15.4% of total net revenues, respectively. For the fiscal year ended September 30, 2002, revenues from two clients totaled approximately $13.6 million and $10.9 million, which represented 16.1% and 12.9% of total net revenues.  Net revenues derived from sales to governmental agencies were approximately $126.2 million, $115.9 million and $84.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

          The Company’s contracts with government agencies typically include a termination for convenience clause.  The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest.  The Company’s contracts with government agencies also typically provide for termination for cause.

          The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract-termination or other collection issues could have a material adverse impact on its financial condition and results of operations.  Unbilled receivables were $5.0 million and $7.9 million at September 30, 2004 and 2003, respectively, of which approximately $5.0 million and $7.6 million, respectively, related to contracts with government agencies. Amounts will become billable upon completion of project milestones or customer acceptance.  Unbilled receivables for two clients accounted for 42.3% and 29.6%, respectively, of total unbilled receivables at September 30, 2004.  Total accounts receivable and unbilled receivables, for these two clients accounted for 30.9% and 10.0%, respectively, of total net accounts receivable and unbilled receivables, at September 30, 2004.  Unbilled receivables for three clients accounted for 44.2%, 25.0% and 20.3%, respectively, of total unbilled receivables at September 30, 2003. Total accounts receivable and unbilled receivables, for these three clients accounted for 19.8%, 16.1% and 7.0%, respectively, of total net accounts receivable and unbilled receivables, at September 30, 2003.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          As a result of the termination of its contract with the California Public Employees Retirement System (“CalPERS”), the Company recorded $12.8 million in September 2003 as a revenue reversal on this loss contract for amounts unbilled and uncollected as of the date of termination.  The Company also wrote-off $532,000 in deferred costs in September 2003 related to change orders that were being negotiated at June 30, 2003.  From inception through June 30, 2003, the Company had recorded revenue under the percentage-of-completion method of $20.3 million under the terms of the contract and collected $7.5 million in cash including $985,000 in July 2003.  No revenues were recognized in connection with this contract for the fiscal year ended September 30, 2004.

          Included in other assets at September 30, 2004 was approximately $2.4 million, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $2.4 million was expected to be collected within two years, and $12,000 was expected to be collected within four years.  Included in accounts receivable and other assets at September 30, 2003 was approximately $1.4 million of retainage of which approximately $461,000 was expected to be collected within one year, $430,000 was expected to be collected within two years and $557,000 was expected to be collected within three years.

          Included in prepaid expenses and other current assets at September 30, 2004, was approximately $1.1 million of inventory which represented component inventory of EPOS relating to interactive voice response hardware technology, that when assembled is sold to its customers as part of normal business operations. The inventory is assembled into finished product to meet the specific functional project requirements of its clients. The component inventory is carried at the lower of cost or market and all inventory deemed obsolescent is written off in the period when that determination is made as to the specific impairment of value.

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

Fair Value of Financial Instruments

          The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The carrying amounts of notes receivable and long-term debt approximate fair value as the interest rates are charged at market rates.

Investments

          The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are recorded at amounts that approximate fair market value based on quoted market prices and have included investment-grade municipal securities and commercial paper. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the general and administrative expense line item.

          Investments with maturities greater than 12 months as of the balance sheet date are classified as long-term investments.  These long-term investments are categorized by the Company as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices and are primarily comprised of state and local municipalities’ debt readily traded on over-the-counter markets.  Unrealized gains and losses on these investments were not material and there were no other than temporary impairments to these investments.

          The portfolio of short-term and long-term Investments (including cash and cash equivalent) consisted of the following.

	December 31,

$'s in Thousands	2004	2003

Cash & Cash Equivalent Securities	$28,182	$13,354
Corporate Debt Securities	0	40
Municipal and Tax Advantaged Securities	28,177	34,286
Action Rate Preferred Debt Securities	1,000	9,873
U.S. Treasury and Agency Securities	7,858	0

Total	$66,217	$56,553

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          On a quarterly basis, the Company analyses its investment portfolio in order to determine whether an other than temporary impairment has occurred by reviewing that the rating of the investment remains at investment-grade.

          Restricted investments were approximately $4.1 million and $7.7 million at September 30, 2004 and 2003, respectively, and were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through August 2007.

Advertising Expense

          The Company expenses the cost of advertising, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place.

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

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  As of October 1, 2002, the Company adopted SFAS 142 and stopped amortizing goodwill.  Under SFAS 142, the Company evaluates goodwill for impairment annually during the fourth quarter of its fiscal year, or more frequently if impairment indicators arise.  Identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

          Goodwill and certain intangible assets not subject to amortization are assessed for impairment annually (or more frequently if events or changes indicate that the asset may be impaired) using fair value measurement techniques which include significant assumptions including future revenue and expenses, future growth rate, and discount rates.  The impairment test of goodwill consists of a two-step process.  The first step of the test is used to identify potential impairment by comparing the fair value of a reporting unit (which the Company has determined to be consistent with its reportable segments) with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  In the fourth quarter of fiscal 2004, the Company performed its annual impairment test to determine if goodwill is impaired.  The results did not indicate any impairment loss. A change of 1.0% in the discount rate reduces the fair value calculated in the analysis by $52.8 million.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

Software Development Costs

          Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, software development costs incurred prior to technological feasibility have not been material and have been charged to expense. Capitalized external use software at September 30, 2004 and 2003 was approximately $5.9 million and $4.5 million, respectively, and the associated accumulated amortization was $3.6 million and $2.6 million respectively.  These amounts have been included in Software in the table in Note 3.  Amortization expense related to external use software for the years ended September 30, 2004, 2003 and 2002 was $1.3 million, $1.5 million, and $923,000, respectively.  External use software included software acquired through business combinations of $3.9 million, internally developed software which has been licensed to the Company’s clients of $1.2 million and third party software sublicensed to the Company’s clients of $543,000.

Internal Use Software Costs

          Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, computer software costs related to internal use software that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use are capitalized. Internal use software costs capitalized for the years ended September 30, 2004 and 2003 were approximately $728,000 and $786,000, respectively.

Stock-Based Compensation

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

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          The following table illustrates the effect on net loss and net loss per share if the Company would have applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Year Ended September 30,

	2004	2003	2002

	(in thousands, except per share data)
Net income as reported	$314	$(23,782)	$(15,040)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	—	1,902
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effects	2,601	2,767	3,823

Net loss, pro forma	$(2,287)	$(26,549)	$(16,961)

Basic net income per share, as reported	$0.02	$(1.27)	$(0.87)

Basic net loss per share, pro forma	$(0.12)	$(1.41)	$(0.98)

Diluted net income per share, as reported	$0.02	$(1.27)	$(0.82)

Diluted net loss per share, pro forma	$(0.12)	$(1.41)	$(0.92)

The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended September 30,

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected volatility	62.3% - 70.8%	59.0% - 72.6%	72.6%
Risk-free interest rate	2.46% - 4.05%	1.05% - 3.55%	2.60% - 5.11%
Expected life of the option	3.0 to 6 years	0.5 to 6 years	1.5 - 6 years

Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes” which requires the use of the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income (Loss) Per Share

          Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income (loss) per share to the extent such shares are dilutive.  In accordance with SFAS 128, “Earnings Per Share”, the Company uses income from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

Comprehensive Income (Loss)

          Effective October 1, 1998, the Company accounts for comprehensive income (loss) items in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income (loss) and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income (loss) may, for example, consist of foreign currency items and unrealized gains and losses on certain investments classified as available-for-sale.

Segment Reporting

          Through September 30, 2003, the Company was managed through four reportable segments: U.S. Commercial Services, U.S. Government Services, OPC and United Kingdom Operations. The U.S. Commercial Services segment provided business process reengineering (“BPR”), systems design and integration (“Systems”) and business process outsourcing (“BPO”) services to Fortune 1000 clients in the United States. The U.S. Government Services segment provided BPR, Systems, transaction processing and BPO services to federal, state and local government entities in the United States. The OPC segment provided transaction processing services to clients primarily in the public sector. The United Kingdom Operations segment provided BPR, Systems and BPO services to clients in the public and private sectors in Europe.

          Following the restructuring in the fourth quarter of fiscal year 2003, the Company has been managed through three reportable segments: Government Business Process Outsourcing (“GBPO”), Government Systems Integration (“Government SI”) and OPC.  Accordingly, the prior year amounts have been reclassified to conform to the current year presentation.  In connection with the acquisition of EPOS, the Company renamed two of its segments; consequently, the three reportable segments are now as follows:  GBPO, Packaged Software and Systems Integration (“PSSI”), formerly known as Government SI, and Electronic Payment Processing (“EPP”), formerly known as OPC.  The GBPO segment provides transaction processing services. The PSSI segment provides systems integration, licensing and maintenance services.  The EPP segment provides transaction and payment processing services.

Reclassifications

          Certain reclassifications related to our discontinued operations, as disclosed in Note 14, have been made to the prior years’ consolidated financial statements and related notes to conform to the current year presentation.

Guarantees

          The Company has various agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.  Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights.  Payment by the Company under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by the Company and dispute resolution procedures specified in the particular contract.  Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.  In addition, the Company has indemnification agreements with executive officers and directors.  It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement.  For the year ended September 30, 2004 and 2003, the Company recorded costs of approximately $211,000 and $305,000, respectively, under indemnification agreements with certain executive officers related to the DOJ investigation (See Note 15).

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          As disclosed in Note 5, one of the standby letters of credit outstanding under the credit facility was issued in April 2004 in the amount of $935,000, and was used to guarantee the performance bond of CPAS Systems, Inc., “CPAS”, required by a project contract that is anticipated to be completed in August 2005.  On October 1, 2004, the Company acquired 45% of the common stock of CPAS (See Note 16).  In conjunction with this guarantee, the Company entered into an indemnification agreement with the third party which pledges to hold harmless, indemnify and make the Company whole from and against any and all amounts actually claimed or withdrawn as well as other business consideration.  The Company recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets.  The recorded amounts will be eliminated if the Company is released from the risk upon expiration or settlement of the obligation.

          As disclosed in Note 8, the Company may be required to make contingent payments related to the achievement of future performance targets by certain acquisitions.  As of September 30, 2004, contingent payments of approximately $2.7 million may be made over the next eight months upon the achievement of certain performance targets.  Given that the contingent liability is not probable, these amounts are not included in liabilities at September 30, 2004.  If it is determined that these contingent payments are earned in the future, the Company will record the liability at that time.

Impact of Recently Issued Accounting Standards

          In March 2003, the Emerging Issues Task Force, “EITF”, reached a consensus on recognition and measurement guidance discussed under EITF Issue No.  03-01.  The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method.  The recognition and measurement guidance for which the consensus was reached in March 2004 is to applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.  The consensus reached in March 2004, also provided for certain disclosure requirements for fiscal years ending after June 15, 2004.  In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-1.

          In October 2004, the EITF reached a consensus on determining whether to aggregate operating segments that do not meet the quantitative thresholds discussed under EITF No. 04-10.  The consensus provided guidance on aggregating operating segments if an operating segment does not meet one quantitative threshold.  It allows an entity to combine information segments to produce a reportable segment if the segments have similar economic characteristics and share a majority of aggregation criteria.  The consensus is effective for fiscal year ending after October 13, 2004.

          The American Job Creation Act of 2004 (AJCA), which has been approved by Congress and is expected to be signed by the President, replaces an export incentive with a deduction from domestic manufacturing income. If signed, this change should have no material impact on the Company's income tax provision.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

2.  INCOME (LOSS) PER SHARE

          The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended September 30,

	2004	2003	2002

	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations, net of income taxes	$1,754	$(4,536)	$7,305

Loss from discontinued operation, net of income taxes	$(1,440)	$(19,246)	$(22,345)

Net income	$314	$(23,782)	$(15,040)

Denominator for basic income (loss) per share-weighted average common shares outstanding	18,987	18,782	17,225
Effects of dilutive securities:
Common stock options	335	—	1,120
Contingently issuable shares	—	—	31

Denominator for diluted income (loss) per share-adjusted weighted average common shares and assumed conversions	19,322	18,782	18,376

Income (loss) from continuing operations, net of income taxes:
Per basic share	$0.09	$(0.24)	$0.42

Per diluted share	$0.09	$(0.24)	$0.40

Loss from discontinued operation, net of income taxes:
Per basic share	$(0.07)	$(1.02)	$(1.30)

Per diluted share	$(0.07)	$(1.02)	$(1.22)

Net income:
Per basic share	$0.02	$(1.27)	$0.87

Per diluted share	$0.02	$(1.27)	$0.82

          Options to purchase approximately 1.2 million shares of Class B common stock at a price ranging from $9.97 to $20.70 per share were outstanding at September 30, 2004, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the shares. Options to purchase approximately 1.5 million shares of Class B common stock at a price ranging from $12.04 to $20.70 per share were outstanding at September 30, 2003, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the shares. In addition, common stock equivalents of 458,000 shares were excluded from the calculation of diluted loss per share at September 30, 2003, since their effect would have been anti-dilutive. Options to purchase approximately 255,000 shares of Class B common stock at a price ranging from $17.75 to $20.70 per share were outstanding at September 30, 2002, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the shares.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

3.  BALANCE SHEET COMPONENTS

          The components of property, equipment and software are as follows:

	September 30,

	2004	2003

	(in thousands)
Land and building	$2,452	$—
Computer equipment	8,717	5,070
Software	14,558	11,758
Furniture, equipment and leasehold improvements	4,372	3,606

	30,099	20,434
Less: Accumulated depreciation and amortization	(22,941)	(15,012)

	$7,158	$5,422

          Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was approximately $1.2 million, $1.3 million and $1.5 million, respectively.  Amortization expense related to software for the years ended September 30, 2004, 2003 and 2002 was approximately $2.4 million, $3.0 million and $2.5 million, respectively.  Of the total depreciation and amortization expense, approximately $2.3 million, $2.2 million and $2.1 million was included in direct costs for the years ended September 30, 2004, 2003 and 2002, respectively.

          Software includes both internal use and external use software.  See Note 1. Internal use software includes third party software acquired for use on client projects and back office operations, software acquired through business combinations and internally developed software primarily for use in our child support payment processing operations.

          At September 30, 2004 and 2003, the cost of assets acquired under capital leases was $963,000 and $1.1 million, respectively, and the related accumulated depreciation and amortization was $864,000 and $903,000, respectively.

4.  GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

          As of October 1, 2002, the Company adopted SFAS 142 and stopped amortizing goodwill. The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations. During the fourth quarter of fiscal year 2003, the Company decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge of $17.6 million to write-off substantially all of the associated goodwill.  As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000, representing its fair market value. During the quarter ended December 31, 2003, the remaining balance was written off.  The fair market value was determined by estimating the expected cash flows on the remaining contracts in these segments. In the fourth quarter of fiscal year 2004, the Company performed its annual impairment test to determine if the remaining goodwill associated with its segments is impaired.  The results did not indicate any impairment loss.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

Other acquired intangible assets, net, consisted of the following at September 30, 2004 and 2003:

		September 30, 2004			September 30, 2003

	Amortization Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

		(in thousands)			(in thousands)
Client relationships	10 years	$28,640	$(5,429)	$23,211	$24,400	$(2,847)	$21,553
Trademarks	3 years	3,200	(693)	2,507	3,200	(373)	2,827
Technology	10 years	740	(534)	206	740	(288)	452
Acquired contracts	12 months	500	(500)	—	500	(500)	—
Backlog and acquired contracts	1 year	675	(238)	437	—	—	—
Technology	5 years	4,150	(277)	3,873	—	—	—
Technology & research and development	7 years	30	(1)	29	—	—	—
Non-compete agreements	3 years	560	(62)	498	—	—	—

Other acquired intangible assets, net		$38,495	$(7,734)	$30,761	$28,840	$(4,008)	$24,832

          Amortization expense of other acquired intangible assets was approximately $3.7 million, $3.3 million, and $777,000 for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

          Estimated amortization expense for other acquired intangible assets on the Company’s September 30, 2004 balance sheet for the next five years is as follows (in thousands):

Year Ending September 30,

2005	$4,848
2006	4,205
2007	4,143
2008	4,018
2009	3,741

$20,955

          The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2004 are as follows (in thousands):

	Business Processing Outsourcing	Packaged Software and Systems Integration	Electronic Payment Processing	Total

Balance as of September 30, 2003	$5,298	$9,721	$14,606	$29,625
Acquisition of EPOS Corporation	—	8,199	—	8,199

Balance as of September 30, 2004	$5,298	$17,920	$14,606	$37,824

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          Had the Company been accounting for goodwill under SFAS 142 for the fiscal year ended September 30, 2002, the Company’s net income (loss) and net income (loss) per share would have been as follows:

Year Ended September 30, 2002

(in thousands, except per share date)
Reported net loss	$(15,040)
Add back: Goodwill amortization, net of tax	2,324

Adjusted net loss	$(12,716)

Net loss per basic share:
As reported	$(0.87)
Goodwill amortization, net of tax	0.13

Adjusted net loss per basic share	$(0.74)

Net loss per diluted share:
As reported	$(0.82)
Goodwill amortization, net of tax	0.13

Adjusted net loss per diluted share	$(0.69)

5.  BANK LINES OF CREDIT

          At September 30, 2004, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of January 31, 2005.  The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR (as of September 30, 2004 was 3.65%) rate plus 2.25% or the lender’s announced prime rate (as of September 30, 2004 was 4.75%) at the Company’s option, and is payable monthly.  As of September 30, 2004, there was approximately $1,735,000 of standby letters of credit outstanding under this facility.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of September 30, 2004, the Company was in compliance with all of the financial ratios of the credit facility.

          One of the standby letters of credit outstanding under the credit facility was issued in April 2004 in the amount of $935,000, and was used to guarantee the performance bond of CPAS Systems, Inc. (“CPAS”) required by a project contract that is anticipated to be completed in August 2005.  On October 1, 2004, the Company acquired 45% of the common stock of CPAS.  In conjunction with this guarantee, the Company entered into an indemnification agreement with the third party which pledges to hold harmless, indemnify and make the Company whole from and against any and all amounts actually claimed or withdrawn as well as other business consideration.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets.  The recorded amounts will be eliminated if the Company is released from the risk upon expiration or settlement of the obligation.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          In addition to the letters of credit issued under the credit facility, the Company had letters of credit totaling approximately $3.2 million, which were collateralized by certain securities in the Company’s long-term investment portfolio at September 30, 2004.  Also, the Company’s subsidiary, OPC, had a letter of credit outstanding in the amount of approximately $138,000 collateralized by a certificate of deposit.  The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

6.  COMMITMENTS AND CONTINGENCIES

          The Company leases its principal facilities and certain equipment under noncancellable operating and capital leases which expire at various dates through fiscal 2010. Future minimum lease payments for noncancellable leases with terms of one year or more are as follows:

	Operating Leases	Capital Leases

	(in thousands)
Year ending September 30,
2005	$3,943	$124
2006	2,252	90
2007	1,966	4
2008	1,552	—
2009	1,119	—
Thereafter	518	—

Total minimum lease payments	$11,350	218

Less amounts representing interest		(22)

Present value of capital lease obligations		196
Less amounts due within one year		(107)

		$89

          The amounts due within one year of $107,000 is included in other current liabilities.

          Rent expense for the years ended September 30, 2004, 2003, and 2002 was approximately $2.7 million, $3.6 million and $2.5 million, respectively.

          Under certain contracts, the Company is required to obtain performance bonds from a licensed surety and to post the performance bond with the client. At September 30, 2004, the Company had aggregate bonds totaling $27.1 million posted with clients.  Certain of these bonds are secured by letters of credit and pledged investments totaling $3.0 million.  Fees for obtaining the bonds are expensed over the life of the bond and are included in direct costs.

7.  SHAREHOLDERS’ EQUITY

Common Stock

          In February 1997, the Company’s Board of Directors authorized two classes of common stock, Class A common stock and Class B common stock. Each then outstanding share of common stock was converted into 40 shares of Class A common stock and 60 shares of Class B common stock. In October 1997, the Board of Directors increased the authorized shares of Class B common stock to 42.6 million.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          The holders of Class A common stock and Class B common stock have ten votes per share and one vote per share, respectively. Each share of Class A common stock will automatically convert into one share of Class B common stock upon transfer of the share, except in limited circumstances, or at the election of the holder of such shares of Class A common stock.

          Upon conversion of shares of Class A common stock into shares of Class B common stock, such Class A common stock shares are retired from the authorized shares and are not reissuable by the Company. During the years ended September 30, 2004 and 2002, approximately 880,000 and 97,000 shares, respectively, of Class A common stock were converted to Class B common stock.  As of September 30, 2004, all Class A common stock have been converted to Class B common stock and, accordingly, no shares were authorized or outstanding.

          In December 2001, the Company completed a follow-on public offering of 4.0 million shares of its Class B common stock at $20.00 per share.  Of those shares, 3.6 million shares were sold by the Company and 400,000 shares were sold by certain selling shareholders.  Net proceeds to the Company were approximately $68.6 million after deducting the underwriters discount, commissions and related issuance costs.

          In January 2002, the underwriters for the Company’s follow-on public offering exercised the over-allotment option for an additional 600,000 shares of the Company’s Class B common stock at $20.00 per share.  Of those shares, 540,000 shares were sold by the Company and 60,000 shares were sold by certain selling shareholders.  Net proceeds to the Company were approximately $10.4 million.

Common Stock Repurchase Program

          In October 1998, the Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company’s management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the NASDAQ rules and regulations.  In April 2003, the Board increased the number of shares authorized for repurchase to a total of two million shares.  Eight Hundred Eighty-Four Thousand and Four Hundred shares have been repurchased for a total cost of approximately $8.7 million as of September 30, 2004.  Under the Company’s current bank facility, stock repurchases are prohibited.

1996 Equity Incentive Plan

          In February 1997, the Company adopted the 1996 Equity Incentive Plan (the “Plan”), under which the Board of Directors may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than ten years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant, and the options may not be exercisable after the expiration of five years from the date of grant. In September 2002, in connection with the sale of the Company’s Australian operation, the Company recorded compensation expense of approximately $1.9 million related to the acceleration of vesting upon a change in control of options previously granted to Australian employees. At September 30, 2004 and 2003, the number of shares authorized for issuance under the Plan was approximately 6,989,000.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

A summary of activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price

	(in thousands)
Options outstanding at September 30, 2001	3,674	$8.19
Options granted	712	$16.15
Options cancelled	(270)	$8.23
Options exercised	(1,575)	$7.87

Options outstanding at September 30, 2002	2,541	$10.61
Options granted	664	$15.24
Options cancelled	(306)	$13.44
Options exercised	(182)	$6.70

Options outstanding at September 30, 2003	2,717	$11.68
Options granted	782	$8.29
Options cancelled	(693)	$12.98
Options exercised	(350)	$6.28

Options outstanding at September 30, 2004	2,456	$11.00

          The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 2004, 2003 and 2002 was $8.29, $8.79, and $10.16 per share, respectively. At September 30, 2004, 2003 and 2002, there were outstanding options to purchase 1.5 million, 1.7 million and 1.2 million shares of Class B common stock exercisable at weighted average exercise prices of $11.37, $10.64, and $10.33, respectively. At September 30, 2004, options to purchase approximately 1.0 million shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 2004 was 6.98 years.

          The following table summarizes information about stock options outstanding at September 30, 2004:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	(in thousands)			(in thousands)
$3.25 - $6.50	342	5.15	$5.81	311	$5.83
$6.81 - $7.78	197	5.36	$7.18	194	$7.18
$7.81 - $7.81	467	9.17	$7.81	—	$—
$7.86 - $9.10	385	7.85	$8.74	203	$8.55
$9.19 - $14.25	250	6.34	$11.65	201	$11.98
$14.82 - $16.12	330	5.80	$15.46	299	$15.40
$16.38 - $17.75	405	7.33	$17.29	211	$17.48
$17.81 - $17.81	5	3.75	$17.81	5	$17.81
$19.56 - $19.56	40	7.31	$19.56	40	$19.56
$20.70 - $20.70	35	7.26	$20.70	14	$20.70

$3.25 - $20.70	2,456	6.98	$11.00	1,478	$11.37

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

Employee Stock Purchase Plan

          In October 1997, the Company adopted the Employee Stock Purchase Plan. The Company initially reserved a total of 100,000 shares of Class B common stock for issuance under the plan. On January 11, 2000, the Company’s shareholders authorized an increase in the number of shares of Class B common stock reserved for issuance under the plan to 300,000. The plan has consecutive six-month purchase periods and eligible employees may purchase Class B common stock at 85% of the lesser of the fair market value of the Company’s Class B common stock on the first day or the last day of the applicable purchase period. Total shares purchased under the plan for the fiscal years ended September 30, 2004, 2003 and 2002 were approximately 30,000, 36,000 and 24,000, respectively,  resulting in proceeds of approximately $199,000, $342,000 and $257,000, respectively.

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

          Effective March 1, 2002, the Company acquired certain assets of Chayet Communications Group, Inc. (“Chayet”) for approximately $737,000 in cash and shares of Class B common stock, including approximately $28,000 in estimated acquisition costs.  This acquisition enhanced the Company’s industry expertise in the healthcare and government markets as Chayet specialized in providing consulting services to these markets. Total tangible assets acquired were approximately $4,000. Goodwill was approximately $732,000, of which approximately $488,000 was assigned to the U.S. Commercial Services segment and was written off with the corporate restructuring of 2003.  Approximately $244,000 was assigned to the U.S. Government Services segment and, subsequently, allocated to our Government Business Processing Outsourcing and Packaged Software and Systems Integration segments with the corporate restructuring of 2003.  The full amount of goodwill is expected to be deductible for income tax purposes.  Contingent payments of $333,000 were accrued during the year ended September 30, 2002 of which $167,000 was paid during the year ended September 30, 2002 and $166,000 was paid during the year ended September 30, 2003.  Contingent payments of approximately $250,000 were accrued during the year ended September 30, 2003, of which $167,000 was paid as of September 30, 2003 and the remaining $83,000 was paid during the year ended September 30, 2004.

          Effective March 16, 2002, the Company acquired certain assets and assumed certain liabilities of the Government Solutions Center (“GSC”) of KPMG Consulting Inc. (now BearingPoint, Inc.) for approximately $8.4 million in cash, including approximately $665,000 in estimated acquisition costs.  GSC focuses on providing financial management and procurement system solutions to state, county and city governments and agencies. This acquisition increased our portfolio of local government clients and added additional proprietary technology solutions to the Company’s delivery offerings.  Total tangible assets acquired were approximately $395,000 and liabilities assumed were approximately $2.9 million.  Intangible assets acquired were approximately $10.9 million and included software, acquired contracts and goodwill, which are being amortized over their estimated useful lives of one to three years.  Goodwill of approximately $8.4 million was assigned to the U.S. Government Services segment and, subsequently, allocated to our Government Business Processing Outsourcing and Packaged Software and Systems Integration segments with the corporate restructuring of 2003.  The full amount of goodwill is deductible for income tax purposes.  In accordance with SFAS 142, the Company is not amortizing goodwill for this acquisition.  Additional contingent payments of approximately $2.7 million in cash may be paid to BearingPoint, Inc. upon the achievement of certain revenue performance targets over the period ending March 31, 2005. Contingent payments will be accrued when earned and recorded as additional purchase price. At September 30, 3004, no contingent payments were accrued.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          Effective at the end of July 2002, the Company acquired all the issued and outstanding capital stock of OPC for approximately $70.7 million in cash, including approximately $1.8 million in estimated acquisition costs. OPC’s principal business is enabling the collection of credit card payments on behalf of government entities.  This acquisition increased the Company’s portfolio of state and local government clients and added to its transaction and online payment processing delivery offering.  Total tangible assets acquired were approximately $44.3 million, including approximately $39.4 million of cash and investments, and liabilities assumed were approximately $16.9 million.  Intangible assets acquired were approximately $43.2 million and include software, acquired contracts, trademarks and goodwill, which are being amortized over their estimated useful lives of 20 months to ten years. Goodwill was assigned to the Electronic Payment Processing segment and totals $14.6 million at September 30, 2004.  Goodwill is not expected to be deductible for income tax purposes.

          Effective June 1, 2004, the Company purchased all of the outstanding stock of EPOS Corporation (“EPOS”), a Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies.  The total purchase price was approximately $20.1 million and was comprised of approximately $15.6 million in cash and 402,422 shares of Class B common stock valued at approximately $4.5 million, based on the closing price of Class B common stock on June 1, 2004.  The cash payment of $15.6 million includes payments directly to EPOS lenders of approximately $7.5 million and estimated acquisition costs of approximately $811,000.  The identifiable intangible assets comprised the following (in thousands):

Description	Amount	Estimated Useful Life

Client relationships	$4,240	10 years
Backlog and acquired contracts	600	1 year
Technology	4,150	5 years
Technology & research and development	30	7 years
Non-compete agreement	560	3 years

Total	$9,580

          Total goodwill of $8.2 million was allocated to the Packaged Software and Systems Integration (“PSSI”) segment.  The value of the identifiable intangible assets is based on an independent appraisal.  The full amount of goodwill is not deductible for income tax purposes.

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

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          The total purchase price paid was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$1,514
Prepaid expenses and other current assets	989
Property, equipment and software	2,413
Other assets	37
Deferred income tax asset	25
Accounts payable and accrued expenses	(1,473)
Deferred revenue	(1,190)
Other long-term liability	(9)
Other acquired intangible assets	9,580
Goodwill	8,199

Total consideration	$20,085

          The following unaudited pro forma summary presents consolidated information as if the acquisition of EPOS had occurred as of October 1, 2001.  This pro forma summary is provided for information purposes only and is based on historical information after including the impact of certain adjustments such as increased estimated amortization expense due to the preliminary recording of intangible assets.  These pro forma results do not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands, except per share data):

	Year Ended September 30,

	2004	2003	2002

Net revenues	$143,565	$127,147	$97,760

Net income (loss)	$336	$(24,158)	$(15,689)

Basic net income (loss) per share	$0.02	$(1.29)	$(0.91)

Diluted net income (loss) per share	$0.02	$(1.29)	$(0.85)

Shares used in computing basic net loss per share	18,987	18,782	17,225

Shares used in computing diluted net loss per share	19,322	18,782	18,376

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

          The accompanying consolidated financial statements include the results of operations of these acquired businesses and assets for periods subsequent to the respective acquisition dates.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

9.  RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest Receivable

          The Company had outstanding notes receivable and accrued interest receivable from certain officers and employees of the Company as of September 30, 2004 and 2003, which total approximately $2.5 million and $2.2 million, respectively. These notes bear interest at rates ranging from 3.55% to 7.18% and have original maturities from one to ten years. Certain of these notes having a remaining aggregate balance of approximately $75,000 at  September 30, 2004 are being forgiven in accordance with the terms of the officers’ and employees’ agreements.

          The Company also has outstanding notes receivable included in shareholders’ equity from the former Chairman of the Board and former Chief Executive Officer that were issued in connection with the exercise of options to purchase shares of Class B common stock. These notes are due in February 2007, bear interest at 6.99% per annum, are collateralized and full recourse, and have a balance of approximately $1.8 million as of September 30, 2004. The Chairman has pledged a total of approximately 387,000 shares of Class B common stock as collateral for these notes and other notes with a combined balance as of September 30, 2004 of approximately $2.8 million. As of September 30, 2004, the pledged stock had a market value of approximately $3.7 million.

          Included in the amounts above are $4.2 million and $3.9 million in notes receivable and accrued interest receivable from directors and executive officers of the Company at September 30, 2004 and 2003, respectively.

          As mentioned above, approximately 387,000 shares of Class B common stock have been pledged as collateral for certain of these notes.

          EPOS Corporation, a wholly owned subsidiary of the Company, has purchased certain software licenses and maintenance and related services from Nuance Communications, Inc. for voice recognition software which EPOS incorporates into its products. Mr. Berger, a Tier director, has been Chief Executive Officer and a director of Nuance since April 2003. Since the beginning of fiscal year, EPOS has paid or has been invoiced by Nuance for approximately $577,081.

10.  SEGMENT INFORMATION

          Following the restructuring in the fourth quarter of fiscal year 2003, the Company has been managed through three reportable segments: Government Business Process Outsourcing (“GBPO”), Government Systems Integration (“Government SI”) and OPC.  Accordingly, the prior year amounts have been reclassified to conform to the current year presentation.  In connection with the acquisition of EPOS, the Company renamed two of its segments; consequently, the three reportable segments are now as follows:  GBPO, Packaged Software and Systems Integration (“PSSI”), formerly known as Government SI, and Electronic Payment Processing (“EPP”), formerly known as OPC.  The GBPO segment provides transaction processing services. The PSSI segment provides systems integration, licensing and maintenance services.  The EPP segment provides transaction and payment processing services.  The Company evaluates the performance of its operating segments based on net revenues and direct costs, while other operating costs are evaluated on a geographical basis.  Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability.  The table below presents financial information for the three reportable segments:

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

	GBPO	PSSI	EPP	Total

	(in thousands)
For the Fiscal Year Ended September 30, 2004
Net revenues	$44,715	$42,553	$40,669	$127,937
Direct costs	28,772	26,417	28,448	83,637
For the Fiscal Year Ended September 30, 2003
Net revenues	48,715	30,197	37,005	115,917
Direct costs	29,939	33,033	26,685	89,657
For the Fiscal Year Ended September 30, 2002
Net revenues	40,582	40,374	3,700	84,656
Direct costs	22,854	27,308	2,685	52,847

11.  INCOME TAXES

The components of deferred tax liabilities and assets are as follows:

	September 30,

	2004	2003

	(in thousands)
Deferred tax liabilities:
Intangibles	$6,246	$1,911
Internally developed software	552	709
Other deferred tax liabilities	341	402

Total deferred tax liabilities	7,139	3,022

Deferred tax assets:
Accrued expenses	2,453	1,886
Deferred income	41	39
Depreciation	233	149
Accounts receivable allowance	456	362
Net operating loss carryforward	24,803	23,769
Foreign tax credit carryforward	584	26
Valuation allowance	(21,431)	(23,209)

Total deferred tax assets	7,139	3,022

Net deferred tax assets (liabilities)	$—	$—

          At September 30, 2004, the Company had approximately $584,000 of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax. Such foreign tax carryforwards will begin to expire in 2010. The benefit from the foreign tax carryforwards may be limited in certain circumstances. The Company believes sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.

          At September, 30, 2004, the Company had federal net operating loss carryforwards of approximately $64.0 million, which expire beginning in fiscal 2018.  At September 30, 2004, the Company had state net operating loss carryforwards of approximately $52.1 million, which expire beginning in fiscal 2007. Of these amounts, $48.6 million of federal net operating loss carryforwards and $31.3 million of state net operating loss carryforwards were acquired in the acquisition of OPC.  The Company’s ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Sections 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          As of September 30, 2004, the Company established a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization.  At September 30, 2004, $2.1 million and $4.0 million of the Company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill or increase common stock, respectively.

          The Company’s fiscal 2002 tax returns include a loss on disposal of Australian operations totaling approximately $22.5 million for which no tax benefit has been recorded.  Any tax benefit recorded relating to this will be recorded in discontinued operations.

          Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,

	2004	2003	2002

	(in thousands)
Current (benefit):
Federal	$—	$(2,496)	$4,100
State	105	(268)	524
Foreign	—	—	(8)

	105	(2,764)	4,616

Deferred (benefit):
Federal	—	—	(486)
State	—	—	(46)

	—	—	(532)

Total provision (benefit) for income taxes	$105	$(2,764)	$4,084

          The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended September 30,

	2004	2003	2002

U.S statutory federal tax rate	34.0%	34.0%	34.1%
State taxes, net of federal tax benefit	7.5%	4.4%	4.3%
Tax exempt interest income	(11.2)%	0.8%	(3.2)%
Tax effect of United Kingdom operations	—	—	0.1%
Meals and entertainment	4.9%	—	—
Valuation allowance	(30.8)%	—	—
Other	1.3%	(1.3)%	0.6%

Effective tax rate	5.7%	37.9%	35.9%

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

12.  RETIREMENT PLAN

          The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company’s contributions to the 401(k) Plan are discretionary. The Company has not contributed any amounts to the 401(k) Plan to date.

13.  RESTRUCTURING

          During the fourth quarter of fiscal year 2003, the Company initiated a strategic review of its business units.  This review was completed in the fourth quarter of fiscal year 2003 and the Company decided to renew its focus on its core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, the Company recorded a charge of approximately $19.8 million during the three months ended September 30, 2003.  This charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses. The restructuring plan included the termination of approximately 50 employees, of which approximately 20 employees were terminated during the three months ended September 30, 2003 and the remaining employees were terminated during the three months ended December 31, 2003.  Goodwill and asset impairment charges of approximately $1.3 million were incurred for the fiscal year ended September 30, 2004, of which approximately $571,000 was included in restructuring charges and approximately $752,000 was included in loss from discontinued operations.  Severance of approximately $2.3 million was incurred for the fiscal year ended September 30, 2004, of which approximately $1.5 million primarily resulted from the signing of a termination agreement with the Company’s former chief executive officer and was included in restructuring charges and approximately $830,000 was included in loss from discontinued operations.  Also included in restructuring charges for the fiscal year ended September 30, 2004 was an additional $1.1 million comprised of $222,000 related to estimated facility closure costs for one additional office and $854,000 for the closure of our Walnut Creek, California office (net of estimated sublease income of $1.5 million).

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

          In June 2004, the Company completed the consolidation of its Walnut Creek, California and Reston, Virginia offices.  As part of the office consolidation, the Company relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and closed the Walnut Creek office.  The Company believes that the office consolidation will improve the efficiency of its workforce, reduce its cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations.  As anticipated, some members of the staff formerly resident in Walnut Creek have relocated to the Reston office as part of the office consolidation, and the Company has hired new staff for the Reston office to perform functions formerly carried out in Walnut Creek.  The Company incurred restructuring and other related pre-tax charges totaling approximately $2.9 million in connection with the office consolidation in the fiscal year ended September 30, 2004.  The charges are comprised of approximately $385,000 in severance payments for employees who did not relocate to the Reston office, $1.3 million in asset impairment charges and facility closure costs, net of estimated sublease income of $1.5 million, and approximately $1.3 million in other charges, such as relocation and temporary labor cost, related to the office consolidation.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          At September 30, 2003, the Company had restructuring liabilities totaling $2.3 million, of which $656,000 was recorded in accrued liabilities, and $668,000 was recorded in other long-term liabilities and $1.0 million was recorded in liabilities of discontinued operations.  The following is a summary of the restructuring liabilities from September 30, 2002 through September 30, 2003 (in thousands):

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

          At September 30, 2004, the Company had restructuring liabilities totaling $2.0 million, of which $1.0 million was recorded in accrued liabilities, $908,000 was recorded in non-current other liabilities, and $114,000 was included in current liabilities of discontinued operations. Approximately $506,000 of the non current restructuring liability is expected to be paid in fiscal year 2006, approximately $222,000 in fiscal year 2007, and the balance is expected to be paid in fiscal year 2008. The following is a summary of the restructuring liabilities from September 30, 2004 (in thousands):

	Liability as of September 30, 2003	Additions/ (Reductions)	Cash Payments	Liability as of September 30, 2004

Severance – OPC	$1,133	$—	$(501)	$632
Facilities closure – OPC	137	—	(91)	46
Severance – continuing operations	—	986	(515)	471
Facilities closure – continuing operations	53	1,357	(640)	770
Severance – discontinued operations	178	787	(965)	—
Facilities closure – discontinued operations	829	(385)	(330)	114

	$2,330	$2,745	$(3,042)	$2,033

14.  DISCONTINUED OPERATIONS

          During the quarter ended September 30, 2003, the Company completed a strategic review of all business units and began a restructuring plan which included exiting the U.S. Commercial Services segment, which includes the Systems and Technology Training division, and the United Kingdom Operations segment. During the quarter ended December 31, 2003, the Company completed the restructuring and abandoned those businesses.  Accordingly, the financial position, results of operations and cash flows of the U.S. Commercial Services and United Kingdom Operations segments have been reported as discontinued operations for each period presented.  The discontinued operations activity for the fiscal year ended September 30, 2004 included a reduction in the estimated facility closure charges as a result of renegotiating more favorable lease-buyout terms for one of the facilities.  The discontinued operations activity for the fiscal year ended September 30, 2003 represented the historical results of operations of these discontinued businesses.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

          During the quarter ended March 31, 2002, the Company adopted a plan to sell its Australian operation and completed this sale in September 2002.  In accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the Australian operations are reported as a discontinued operation for the years ended September 30, 2002 and 2001.  Gross proceeds from the sale of the Australian operations, including funds in escrow, amounted to approximately $3.4 million (converted to U.S. dollars as of the date of sale) and selling and exit costs amounted to approximately $2.0 million.

          At September 30, 2004, the Company had liabilities of discontinued operations of approximately $121,000 comprised of restructuring liabilities, and accounts payable and other accrued liabilities.

The operating results of the discontinued operations were as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Net revenues	$1,780	$11,185	$19,158

Loss from operations of discontinued operation, adjusted for applicable provision (benefit) for income taxes of $0, ($538), and $592 for the years ended September 30, 2004, 2003 and 2002, respectively	(1,440)	(19,246)	(3,894)
Loss on disposal of discontinued operation, including income taxes of $356 for the year ended September 30, 2002	—	—	(18,451)

Loss from discontinued operation, net of income taxes	$(1,440)	$(19,245)	$(22,345)

15.  LEGAL PROCEEDINGS

          In June 2003, the Company announced that it had received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation involving the child support payment processing industry by the United States Department of Justice (“DOJ”), Antitrust Division.  The Company has fully cooperated, and intends to continue to cooperate fully, with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted conditional amnesty to the Company pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against the Company, its officers, directors and employees, as long as the Company continues to comply with the Corporate Leniency Policy, which requires, among other things, the Company’s full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anti-competitive conduct.  During the fiscal year 2003, the Company incurred approximately $1.3 million of legal costs to comply with the investigation, which includes approximately $305,000 paid under officers and directors indemnification agreements.  During the fiscal year 2004, the Company incurred approximately $770,000 of legal costs to comply with the subpoena which included costs of approximately $211,000 incurred under indemnification agreements partially offset by a claim payment received from its insurance carrier for approximately $227,000.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

16.  SUBSEQUENT EVENTS

          On October 1, 2004, the Company made a strategic investment in CPAS Systems, Inc., a global supplier of pension administration software systems.  The Company acquired 45% of the common stock of CPAS for approximately $3.6 million.  CPAS will be consolidated into the Company’s financial results with minority interest for the non-Company owned portion.

TIER TECHNOLOGIES, INC.
SCHEDULE I
(in thousands)

	Balance at Beginning of Period	Additions/ (Reductions)	Write-offs	Balance at End of Period

Year Ended September 30, 2004: Allowance for doubtful receivables	$843	$150	$(285)	$708
Allowance for NSF and mispost receivables	974	468	—	1,442
Deferred tax asset valuation allowance	23,209	(1,778)	—	21,431
Year Ended September 30, 2003: Allowance for doubtful receivables	650	1,074	(881)	843
Allowance for NSF and mispost receivables	549	437	(12)	974
Deferred tax asset valuation allowance	14,127	9,082	—	23,209
Year Ended September 30, 2002: Allowance for doubtful receivables	209	470	(29)	650
Allowance for NSF and mispost receivables	810	(261)	—	549
Deferred tax asset valuation allowance	215	13,912	—	14,127

S-1

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: December 28, 2004

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

Signature	Title	Date

/s/ JAMES R. WEAVER	Chief Executive Officer and Chairman of the
	Board (principal executive officer)	December 28, 2004
James R. Weaver

/s/ JEFFREY A. MCCANDLESS	Chief Financial Officer (principal financial officer
	and principal accounting officer)	December 28, 2004
Jeffrey A. McCandless

/s/ CHARLES W. BERGER

Charles W. Berger	Director	December 28, 2004

/s/ JAMES L. BILDNER

James L. Bildner	Director	December 28, 2004

/s/ SAMUEL CABOT III

Samuel Cabot III	Director	December 28, 2004

/s/ MORGAN P. GUENTHER

Morgan P. Guenther	Director	December 28, 2004

/s/ RONALD L. ROSSETTI

Ronald L. Rossetti	Director	December 28, 2004

/s/ T. MICHAEL SCOTT

T. Michael Scott	Director	December 28, 2004

/s/ BRUCE R. SPECTOR

Bruce R. Spector	Director	December 28, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (5)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Class B common stock Certificate (2)

4.2

See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Class B common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (9)*

10.2	Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated as of October 1, 2000 (9)*

10.3	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997 (2)

10.4	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997 (2)

10.5	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997 (2)

10.6

Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (3)

10.7

Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner (3)

10.8	Form of Indemnification Agreement (2)

10.9	Tier Corporation 401(k) Plan, Summary Plan Description (2)

10.10	Employee Stock Purchase Plan (7)*

10.11	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (4)

10.12	Second Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (4)

10.13	Third Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner. (4)

10.14

Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1). (6)

Exhibit Number	Exhibit Description

10.15

Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1). (6)

10.16

Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1). (6)

10.17	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (6)

10.18	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 26, 2000 (8)

10.19	Full Recourse Promissory Note by and between the Registrant and James Weaver, dated as of September 18, 2000 (8)

10.20	Incentive Compensation Plan (9)*

10.21	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver* (10)

10.22	Full Recourse Unsecured Promissory note by and between the Registrant and Harry Wiggins, dated as of October 22, 2001 (11)

10.23	First Amendment to the Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated August 8, 2002 (12).*

10.24	Severance and Change in Control Benefits Agreement by and between the Registrant and Laura B. DePole, dated August 22, 2002 (12) *

10.25	Amended Employment Agreement by and between the Registrant and Harry Wiggins, dated September 29, 2002 (12) *

10.26	Credit and Security Agreement as of January 29, 2003 by and between the Registrant and City National Bank (13)

10.27	Termination Agreement dated October 14, 2003 by and between the Company and James L. Bildner (14)*

10.28	Separation Agreement dated December 12, 2003 by and between the Company and Harry Wiggins (14)*

10.29	Employment Agreement dated July 2, 2003 by and between the Company and Mr. Jeffrey A. McCandless (15)*

10.30	Pledge Agreement between the Company and James L. Bildner, dated April 1, 2004 (16)

10.31	First Amendment to the Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004 (16)

10.32	First Amendment to the Second Amended and Restated Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004 (16)

10.33	First Amendment to the Third Amended and Restated Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004 (16)

Exhibit Number	Exhibit Description

10.34

Agreement and Plan of Merger among the Company, Baker Acquisition Corporation, EPOS Corporation, the individuals named herein, and Michael A. Lawler, as Shareholder Representative, dated June 1, 2004 (16)

10.35	Executive Employment Agreement, dated November 9, 2004, by and between Registrant and James Weaver (17)*

10.36	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (17)

10.37	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (17)

10.38	Employment Agreement dated May 28, 2004, by and between EPOS Corporation and Michael A. Lawler*

10.39	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004*

10.40	Cross-collaterialization Agreement dated December 13, 2004, by and between Registrant and James L. Bildner (18)

16.1	Letter from PriceWaterhouseCoopers LLP, dated December 17, 2004 (19)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to Form S-1/A (No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.

(2)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-Q, filed August 16, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 10-K, filed December 21, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Form S-8 (No. 333-42082), filed on July 24, 2000, and incorporated herein by reference.

(8)	Filed as an exhibit to Form 10-K, filed December 6, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 10-Q, filed February 13, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Form 10-K, filed December 11, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Form 10-Q, filed May 12, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Form 10-Q, filed February 13, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit to Form 10-Q, filed May 11, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to Form 10-Q, filed August 15, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to Form 8-K filed November 12, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to Form 8-K filed December 15, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to Form 8-K filed December 17, 2004, and incorporated herein by reference.