Form 10-K/A
period 2004-09-30
TIER TECHNOLOGIES INC
filed 2005-01-28
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-23195

TIER TECHNOLOGIES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

California	94-3145844
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10780 Parkridge Boulevard, Suite 400, Reston, Virginia 20191
 (Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code:  (571) 382-1090

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

          As of January 24, 2005, the number of shares outstanding of the registrant’s Class B common stock was 20,347,902 shares.

EXPLANATORY NOTE

          We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the U.S. Securities and Exchange Commission, or SEC, on December 28, 2004, to include the disclosure required by Part III of Form 10-K, as set forth below, which disclosure we had originally intended to incorporate by reference to our definitive proxy statement.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Executive Officers

          The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC on December 28, 2004, under the caption, “Executive Officers of the Registrant.”

Directors

          Our Board of Directors is currently composed of eight directors.  Bruce R. Spector was elected a director by our Board in October 2004.  Each director will hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

          Our Governance and Nominating Committee has determined that Charles Berger, Samuel Cabot III, Morgan P. Guenther, Ronald Rossetti, T. Michael Scott and Bruce R. Spector are independent pursuant to the definition of independence of Board members contained in the listing standards of the NASDAQ Stock Market, Inc.  The Board has determined that, if Mr. Berger is elected as a director at our next annual meeting, he will become a member of our Audit Committee in place of Mr. Cabot.  The Board has also determined that, if Mr. Spector is elected as a director at our next annual meeting, he will become a member of our Governance and Nominating Committee in place of Mr. Berger.

          The names of our directors and certain information about our directors are set forth in the following table.  The table also shows the current membership for each of the Board committees.

Name	Age	Position Held With the Company

Charles W. Berger (1) (2)	51	Director
Samuel Cabot III (1) (2) (3)	64	Director
Morgan P. Guenther (3)	51	Director
Ronald L. Rossetti (3)	61	Director
T. Michael Scott (1) (2)	46	Director
Bruce R. Spector	52	Director
James R. Weaver	47	President & Chief Executive Officer, Chairman of the Board, Director
James L. Bildner (4)	51	Director

(1)	Current member of the Compensation Committee.

(2)	Current member of the Governance and Nominating Committee.

(3)	Current member of the Audit Committee.

(4)

James L. Bildner has informed us that he intends to retire as a director when his term expires at the 2005 annual meeting of shareholders, or 2005 annual meeting. As such, he will no longer serve on our Board of Directors following the 2005 annual meeting, and is not seeking re-election to the Board at the 2005 annual meeting.  In connection with Mr. Bildner’s retirement, our Board of Directors has authorized a reduction in the size of the Board to seven members effective as of the date of the 2005 annual meeting, as permitted in our bylaws.

          Mr. Berger has served as a director of our company since January 2002. Since April 2003, he has served as President, Chief Executive Officer and a director of Nuance Communications, Inc., a publicly traded company that develops and markets speech recognition software. From December 2001 to December 2002, he was President and Chief Executive Officer of Vicinity Corporation, a publicly traded company providing location–based marketing services. He has also served as the Managing Director of Volatilis, LLC, a private investment and aviation services firm, since its founding in June 2001. Prior to forming Volatilis, Mr. Berger served as Chairman and Chief Executive Officer of AdForce, Inc., an online advertising company, from July 1997 to June 2001.

          Mr. Cabot has served as a director of our company since January 1997. He has served as President of Samuel Cabot, Inc., a manufacturer and marketer of premium quality exterior stains and architectural coatings, since 1978, and as Chairman of its board of directors since February 2000.

          Mr. Guenther has served as a director of our company since August 1999. Since February 2003, Mr. Guenther has served as a private consultant to technology companies. From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a publicly traded technology firm specializing in the delivery of digital video recording television services. From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo.

          Mr. Rossetti has served as a director of our company since November 1995. Since February 1997, he has served as President of Riverside Capital Partners, Inc., a venture capital investment firm. Since 1997, Mr. Rossetti has also been a general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings.

          Mr. Scott has served as a director of our company since January 2004.  He has been a partner in Cambridge Property Group, LP, a commercial real estate acquisition and management firm, since 1986 and its managing partner since 1987. Since 1992, he has served as Vice Chairman and President of Cambridge Holdings, Inc., a developer, owner and manager of office buildings. Mr. Scott serves on the board of trustees of American Community Properties Trust.

          Mr. Spector has served as a director of our company since October 2004.  He has been the Chairman of Pinnacle Care International, Inc., a provider of personal and comprehensive healthcare management services, since March 2002.  Since 1997, he has also been the Chairman of Benchmark Holdings, Inc., a private investment firm.

          Mr. Weaver has served as our Chairman of the Board since January 2004, Chief Executive Officer since August 2003 and President since January 2002. He was elected a director in October 2003. He was Chief Operating Officer of our company from November 2002 through August 2003. Mr. Weaver joined our company as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company.

          Mr. Bildner has served as a director of our company since November 1995.  From November 1995 until January 2004, Mr. Bildner served as our Chairman of the Board.  In addition, he served as our Chief Executive Officer from December 1996 to August 2003, and as our President from July 2000 through December 2001. Mr. Bildner was our employee until April 2004.  He is a trustee of Lesley University in Boston and Case Western Reserve University in Cleveland, a corporate trustee of the Trustees of the Reservation, an overseer of the Boston Symphony Orchestra, a member of the National Council of Environmental Defense, and he serves on the Alumni Council of Dartmouth College.  Mr. Bildner serves on the board of directors of Olly Shoes, Inc., Australia’s Lizard Island Reef Research Foundation, the Coral Reef and Marine Science Foundation, and the Main Island Trail Association.

Audit Committee

          The Audit Committee is currently composed of three independent directors: Messrs. Cabot, Guenther and Rossetti.  The Governance and Nominating Committee has determined that Mr. Rossetti is an “audit committee financial expert” within the meaning of the rules of the SEC.  The Governance and Nominating Committee reviewed the NASDAQ listing standards’ definition of independence for audit committee members and the independence requirements for audit committee members promulgated by the SEC and has determined that each member of the Audit Committee meets these standards. Each member of the Audit Committee can read and understand fundamental financial statements. No member of the Audit Committee has participated in the preparation of our financial statements in the last three years.

          The Audit Committee met five times during the fiscal year ended September 30, 2004. The Audit Committee oversees the quality and integrity of our accounting, auditing and reporting practices. The Audit Committee’s authority includes overseeing the preparation of our financial statements, discussing with management our processes to manage business and financial risk, and for compliance with applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the selection, replacement, compensation and oversight of the independent auditor engaged to prepare audit reports on our financial statements. The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter. The Audit Committee annually reviews and reassesses its charter.

Code of Ethics

          The information required to be disclosed by this Item pursuant to Item 406 of Regulation S-K with respect to our code of ethics is contained in Part III of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC on December 28, 2004, under the caption, “Code of Ethics.”

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors and holders of greater than ten percent of our outstanding equity securities are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

          T. Michael Scott was late in filing a Form 4 related to a purchase of Class B common stock on February 5, 2004 and late in filing a Form 4 related to a purchase of Class B common stock on August 8, 2004.  Mr. Bildner did not file a Form 4 related to the conversions of his shares of Class A common stock to Class B common stock, but subsequently reported the transactions on a Form 5.

          Except as noted above, to our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2004, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.   Executive Compensation

Compensation of Directors

          The members of our Board of Directors are reimbursed for reasonable travel expenses incurred in attending Board meetings. From July 2001 through January 27, 2004, we paid each continuing non-employee member of the Board an annual retainer of $10,000, payable quarterly in arrears, and fees of $1,000 for each Board meeting attended and $500 for each committee meeting attended, provided that such committee meeting did not occur in conjunction with a Board meeting. In November 2003, our Board of Directors adopted a revised compensation plan for non-employee members of the Board, which became effective on January 28, 2004. Under this revised plan, we pay each continuing non-employee member of the Board an annual retainer of $15,000, payable quarterly in arrears, and fees of $1,000 for each Board meeting attended and $500 for each committee meeting attended.  In October 2004, the Board adopted a further revision of this plan, which will become effective as of the 2005 annual meeting.  Pursuant to this revision, the Chairman of the Audit Committee will receive an annual retainer of $20,000 payable quarterly in arrears, and each member of the Audit Committee will receive fees of $1,000 for each Audit Committee meeting attended.

          Effective January 28, 2004, each non-employee member of our Board of Directors shall receive a grant, upon his or her initial election by the shareholders, or an annual grant, upon his or her re-election, as the case may be, of a fully vested option to purchase 20,000 shares of Class B common stock under our Amended and Restated 1996 Equity Incentive Plan, referred to as our stock incentive plan.  Pursuant to their election at our 2004 annual meeting of shareholders, Messrs. Berger, Cabot, Guenther, Rossetti and Scott were each awarded grants of fully vested options to purchase 15,000 shares of Class B common stock at an exercise price of $8.62 per share and 5,000 shares of Class B common stock at an exercise price of $9.77 per share. Upon his election as a director by the Board on October 27, 2004, Mr. Spector was awarded a grant of fully vested options to purchase 3,333 shares of Class B common stock at an exercise price of $8.62 per share for his service as a director through the date of the 2005 annual meeting of shareholders.

          In general, option grants to our non-employee directors are non-discretionary. The exercise price of options granted to the directors is 100% of the fair market value of the Class B common stock on the date of the option grant. Options granted to non-employee directors are typically fully vested on the date of grant.  The term of options granted to non-employees is ten years.  In the event of a merger of our company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving our company, at the sole discretion of the Board and to the extent permitted by applicable law: (i) any surviving corporation shall assume all stock awards under our stock incentive plan or shall substitute similar stock awards for those outstanding under our stock incentive plan, (ii) the time during which such stock awards may be exercised shall be accelerated and the stock awards terminated if not exercised prior to such event, or (iii) such stock awards shall continue in full force and effect.

Compensation of Executive Officers

          The following table shows compensation during the last three fiscal years awarded or paid to, or earned by, our Chief Executive Officer and our four other most highly compensated executive officers, referred to as the named executive officers, during the fiscal year ended September 30, 2004:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

Names and Principal Position	Fiscal Year	Salary($)	Bonus($)		Number of Shares Underlying Options Granted	All Other Compensation($)

James R. Weaver President and Chief Executive Officer / Chairman of the Board	2004 2003 2002	$500,000 444,127 408,542	$	— — 106,917	325,000 37,892 100,168	$	– 861(1 8,079(2	) )
Jeffrey A. McCandless Chief Financial Officer	2004 2003 2002	242,840 49,230 —		— — —	75,000 — —		5,383(3 — —)
Donald R. Fairbairn Senior Vice President, Human Resources	2004 2003 2002	200,000 — —		— — —	35,000 — —		— — —
Kenneth R. Hargrave Senior Vice President, Government Systems Group	2004 2003 2002	180,000 4,154 —		— — —	25,000 — —		— — —
Laura B. DePole Chief Operating Officer Official Payments Corporation (4)	2004 2003 2002	262,081 300,000 298,958		— — —	7,500 13,864 59,228		450,552(5 612(1 —	) )

(1)	Represents the premiums we paid for a group term life benefit.

(2)	Represents the premiums we paid and the executive’s interest in the cash surrender value of the life insurance policies.

(3)	Represents relocation and other travel expenses.

(4)	Ms. DePole’s employment with our company terminated on August 4, 2004.

(5)	Represents a $450,000 severance payment made to Ms. DePole following the termination of her employment with our company pursuant to her employment agreement, and $552 in personal expenses.

Stock Option Grants and Exercises

          We grant options to our executive officers under our stock incentive plan. The following table shows for the fiscal year ended September 30, 2004, certain information regarding options granted to, exercised by, and held at year-end by, our named executive officers:

OPTION GRANTS IN THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)

Name	Number of Shares Underlying Options Granted (#)	Percent of Total Options Granted to Employees (1)	Exercise Price ($/Sh) (2)	Expiration Date		5% ($)		10% ($)

James R. Weaver	325,000(4)	46.0%	$7.81	11/30/13		$1,595,739		$4,043,598
Jeffrey A. McCandless	75,000(4)	10.6	9.10	10/02/13		429,112		1,087,391
Donald R. Fairbairn	35,000(4)	5.0	9.10	10/02/13		200,234		507,391
Kenneth R. Hargrave	25,000(4)	3.5	9.10	10/02/13		143,024		362,422
Laura B. DePole	7,500(4)	1.1	7.81	09/03/04	(5)	36,825	(5)	93,314	(5)

(1)

Based on options to purchase an aggregate of 707,000 shares of Class B common stock granted to employees in the fiscal year ended September 30, 2004, including options granted to our named executive officers.

(2)	The exercise price equaled the fair market value on the date of grant as reported on the NASDAQ National Market.

(3)

The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually.  The potential realizable value of the options does not reflect our estimate or projection of the future stock price performance.  Actual gains, if any, are dependent on the actual future price of the Class B common stock.

(4)	Vesting is one-fifth on each anniversary of the grant for five years.

(5)	Ms. DePole’s options expired on September 3, 2004, in connection with the termination of her employment.

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED SEPTEMBER 30, 2004 AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In- the-Money Options at Fiscal Year-End ($) (2)

Name	Shares Acquired on Exercise (#)	Value Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Weaver	—	—	308,316	400,000	603,997	722,500
Laura B. DePole	93,445	$189,557	—	—	—	—
Jeffrey A. McCandless	—	—	—	75,000	—	41,250
Donald R. Fairbairn	—	—	—	35,000	—	19,250
Kenneth R. Hargrave	—	—	—	25,000	—	13,750

(1)	The value realized is based on the market price per share of Class B common stock at the date of exercise, less the exercise price.

(2)

The value of unexercised in-the-money options is calculated based on the fair market value of the Class B common stock on September 30, 2004 of $9.65 per share.  Amount reflected is based on such fair market value minus the aggregate exercise price and does not necessarily reflect that the optionee sold such stock.

Employment and Severance Agreements

          In December 1996, we entered into an employment agreement with Mr. Bildner, who served as our Chief Executive Officer until August 2003.  Pursuant to the terms of his employment agreement, which was amended in October 2003, Mr. Bildner remained an employee of our company through April 1, 2004 at a base salary of $100,000 per year. In addition, pursuant to this agreement, in exchange for Mr. Bildner executing a waiver and release of all claims against us, we paid $225,000 to Mr. Bildner on each of November 1, 2003 and April 1, 2004, and is required to make a third payment of $225,000 to him on April 1, 2005.  Pursuant to this agreement, we also (i) accelerated the vesting of all Mr. Bildner’s stock options, (ii) extended the exercise period on his stock options until April 1, 2006; and (iii) are reimbursing Mr. Bildner during his COBRA eligibility period for that portion of his insurance premiums that we paid during his employment with our company.

          In August 2002, we entered into an executive severance and change in control benefits agreement with Ms. DePole, former Chief Operating Officer of our wholly owned subsidiary, Official Payments Corporation. Ms. DePole’s employment terminated on August 4, 2004.  Pursuant to this agreement, upon Ms. DePole providing us with a waiver and release of all claims, we provided her with a lump sum payment equivalent to her base salary at the time of termination for a period of 18 months.

          In May 2004, we entered into an employment agreement with Michael A. Lawler, Senior Vice President of Official Payments Corporation and EPOS Corporation, both of which are our wholly owned subsidiaries. Pursuant to the agreement, Mr. Lawler receives, among other things, an annual base salary of not less than $206,500 through June 1, 2007.  If Mr. Lawler’s employment is terminated by us without cause or by Mr. Lawler for good reason (as defined in the agreement) prior to June 1, 2007, we must, among other things: (i) continue paying Mr. Lawler’s base salary from his date of termination through June 1, 2007; and (ii) upon Mr. Lawler executing a waiver and release of all claims, continue paying Mr. Lawler’s base salary from June 1, 2007 through December 1, 2007, and pay the premiums to maintain the healthcare insurance coverage Mr. Lawler had with us upon his termination through December 1, 2007. If Mr. Lawler’s employment is terminated by us without cause or by Mr. Lawler for good reason (as defined in the agreement) after June 1, 2007 and before December 1, 2007, following Mr. Lawler executing a waiver and release of all claims, we must continue paying Mr. Lawler’s base salary through December 1, 2007, and pay the premiums to maintain the healthcare insurance coverage Mr. Lawler had with our company upon his termination through December 1, 2007.

          In June 2003, we entered into an employment agreement with Mr. McCandless, our Senior Vice President and Chief Financial Officer.  Pursuant to the agreement, Mr. McCandless received a base salary of $240,000 during his first six months of employment and a base salary of $250,000 thereafter. The agreement provides, among other things, that Mr. McCandless is eligible to receive an annual incentive bonus of approximately 50% of his base salary based upon achievement of certain performance criteria.  In accordance with the agreement, upon the commencement of his employment, on October 3, 2003 Mr. McCandless was granted an option to purchase 75,000 shares of Class B common stock, at an exercise price of $9.10 per share, the fair market value on the date of grant, which options vest over a period of five years from the date of grant, and upon his one-year anniversary of employment, on October 8, 2004, he received an additional option to purchase 25,000 shares of Class B common stock, at an exercise price of $9.77 per share, the fair market value on the date of grant, which options vest over a period of five years from the date of grant.  Pursuant to the agreement, all of Mr. McCandless’ unvested options shall immediately vest upon a change of control of our company.  In addition, the agreement requires that we pay Mr. McCandless nine months of his base salary if his employment is terminated without cause by us or as a result of a change of control of our company.

          In November 2004, we entered into an employment agreement with Mr. Weaver, our President, Chief Executive Officer and Chairman of the Board.  Pursuant to the agreement, Mr. Weaver receives an annual base salary of $550,000 continuing through October 1, 2007.  In accordance with the agreement, Mr. Weaver is eligible to receive an annual incentive bonus of approximately 110% of his base salary based on achievement of certain performance criteria. The agreement also provided Mr. Weaver with an option to purchase 150,000 shares of Class B common stock at an exercise price equal to the fair market value of such stock on the date of grant. This option was granted on November 1, 2004 at an exercise price of $8.60 per share and vests over a period of five years from the date of grant. Among other things, the agreement entitles Mr. Weaver to fully paid health care coverage for Mr. Weaver and his immediate family during his employment.  In the event Mr. Weaver’s employment is terminated as a result of his death or disability (as defined in the agreement), Mr. Weaver is entitled to: (i) 24 months of his base salary and the maximum annual bonus he could have been awarded in the year his employment terminated, provided in one lump sum payment in cash, discounted for present value at the annual discount rate of 5%; (ii) immediate vesting of his stock options; and (iii) a continuation of his health care benefits through our company for 24 months following his termination as if he were still our employee.  If Mr. Weaver’s employment is terminated by us without cause or by Mr. Weaver for good cause (as defined in the agreement), Mr. Weaver is entitled to: (i) 30 months of his base salary and the annual bonus he could have been awarded during this 30 month period, which shall be calculated as the greater of $500,000 or the average of Mr. Weaver’s annual bonuses in the two previous years, provided in one lump sum payment in cash, discounted for present value at the annual rate of 5%; (ii) immediate vesting of his stock options in our stock; (iii) a continuation of his health care benefits through our company for 30 months following his termination as if he were still our employee; and (iv) the ability for him and his spouse, for the remainder of their lives, and for his children, through age 21, to participate, at his expense, in our health, medical and dental plans. If Mr. Weaver’s employment is terminated as a result of a change of control of our company (as defined in the agreement), Mr. Weaver is entitled to: (i) 36 months of his base salary and the annual bonus he could have been awarded during this 36 month period, which shall be calculated as the greater of $500,000 or the average of Mr. Weaver’s annual bonuses in the previous two years, provided in one lump sum payment in cash, discounted for present value at the annual rate of 5%; (ii) immediate vesting of his stock options in our stock; (iii) a continuation of his health care benefits through our company for 36 months following his termination as if he were still our employee; and (iv) the ability for him and his spouse, for the remainder of their lives, and for his children, through age 21, to participate, at his expense, in our health, medical and dental plans.

Compensation Committee Interlocks and Insider Participation

          In fiscal year 2004, Messrs. Berger, Cabot, Scott and Van Faasen served as members of our Compensation Committee. Mr. Scott replaced Mr. Van Faasen as a member of the Compensation Committee on January 28, 2004, following his election to the Board of Directors at our 2004 annual meeting of shareholders. There were no interlocking relationships between any of our executive officers and any entity whose directors or executive officers served on our Board of Directors or our Compensation Committee during the fiscal year ended September 30, 2004.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

          The following table sets forth certain information regarding the ownership of our Class B common stock as of January 24, 2005 by: (i) each director and director nominee; (ii) each of our named executive officers, as set forth in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Class B common stock.

Beneficial Owner (1)(2)	Number of Class B Shares(3 (4)	Percentage of Class B Shares(4)

Janus Capital Management, LLC(5)	1,721,560	8.5%
Kern Capital Management, LLC(6)	1,696,700	8.3
James L. Bildner	1,521,661	7.3
Investment Counselors of Maryland, LLC(7)	1,198,600	5.9
Zesiger Capital Group, LLC(8)	1,087,400	5.3
William Blair & Company, LLC(9)	1,050,692	5.2
James R. Weaver	425,039	2.0
Samuel Cabot III	119,810	*
Ronald L. Rossetti	115,024	*
Morgan P. Guenther	51,000	*
Charles W. Berger	40,000	*
Jeffrey A. McCandless	29,861	*
T. Michael Scott	24,000	*
Donald R. Fairbairn	10,000	*
Kenneth R. Hargrave	5,000	*
Bruce R. Spector	3,333	*
Laura B. DePole(10)	0	*
All directors and executive officers as a group (13 persons)	2,495,433	10.8%

*Represents beneficial ownership of less than 1%.

(1)

This table is based upon information supplied by officers, directors, director nominees and principal shareholders and Schedules 13D and 13G filed with the U.S. Securities and Exchange Commission, or SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Class B common stock shown as beneficially owned by them.

(2)

Except as indicated by footnote, the address of each of the officers, directors and other shareholders listed above is c/o Tier Technologies, Inc., 10780 Parkridge Blvd, Suite 400, Reston, Virginia 20191.

(3)	Includes shares issuable upon the exercise of outstanding stock options that were exercisable on January 24, 2005 or became exercisable on or prior to March 25, 2005 as follows:

Beneficial Owner	Number of Class B Shares

James L. Bildner	625,161
James R. Weaver	423,039
Samuel Cabot III	115,000
Ronald L. Rossetti	115,000
Morgan P. Guenther	50,000
Charles W. Berger	40,000
Jeffrey A. McCandless	23,681
T. Michael Scott	20,000
Donald R. Fairbairn	7,000
Kenneth R. Hargrave	5,000
Bruce R. Spector	3,333
All directors and executive officers as a group	1,427,214

(4)

The number of shares beneficially owned by each shareholder and the percentage such shares represent of our outstanding Class B common stock are determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after January 24, 2005 through the exercise of any stock option.  The inclusion herein of such shares, however, does not constitute an admission that the named shareholder is a direct or beneficial owner of such shares.  As of January 24, 2005, there were 20,347,902 shares of Class B common stock outstanding.

(5)

Address: 100 Filmore Street, Denver, CO 80206. Based solely upon information provided by Janus Capital Management, LLC on January 26, 2005. The table reflects the shares of our Class B common stock owned by Janus Capital Management, LLC as of December 31, 2004.

(6)

Address: 114 West 47th Street, Suite 1926, New York, NY 10036. Based solely on information provided by Kern Capital Management, LLC on January 25, 2005.  Kern Capital Management, LLC has acquired our Class B common stock for the benefit of several client accounts. Kern Capital Management, LLC has investment and voting authority with respect to these client accounts. Robert E. Kern Jr. and David Kern are controlling members of Kern Capital Management, LLC and may be deemed the beneficial owner of the securities in that they may be deemed to share the power to direct the voting or disposition of the securities. This does not constitute an admission that either Robert Kern or David Kern are, for any purpose, the beneficial owner of the securities.

(7)

Address: 803 Cathedral Street, Baltimore, MD 21202. Based solely upon information provided by Investment Counselors of Maryland, LLC on January 25, 2005. Investment Counselors of Maryland, LLC has sole voting power for 969,800 shares and shared voting power for 221,100 shares.

(8)	Address: 320 Park Avenue, New York, NY 10022. Based solely upon information provided by Zesiger Capital Group, LLC on January 25, 2005.

(9)	Address: 222 West Adams Street, Chicago, IL 60606. Based solely upon information provided by William Blair & Company, LLC on January 25, 2005.

(10)	Based solely upon information provided in a Form 4 filed with the SEC by Ms. DePole on August 4, 2004.

Equity Compensation Plan Information

          The following table sets forth information about our equity compensation plans as of September 30, 2004 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	2,456	$11.00	1,117
Equity compensation plans not approved by security holders	-0-	-0-	-0-

(1) Includes 78,000 shares remaining available for issuance as of September 30, 2004 under our employee stock purchase plan.

Item 13.   Certain Relationships and Related Transactions

          We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide such persons with indemnification, to the maximum extent permitted by our articles of incorporation or bylaws or by the California General Corporation Law, against all expenses, claims, damages, judgments, and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  In addition, in September 2004, we entered into a supplemental indemnity agreement with Mr. Spector in connection with a non-compete agreement Mr. Spector entered into with a former employer, e.Magination Networks, LLC and Roche Capital, LLC. Pursuant to this supplemental agreement, we are obligated to defend Mr. Spector against and indemnify him from all expenses (including amounts paid in settlement) related to any action, suit, claim or proceeding brought by e.Magination Networks, LLC or Roche Capital, LLC which allege that he violated the non-compete agreement by serving as a director on our Board.

          In connection with our acquisition of EPOS Corporation, or EPOS, we purchased from Mr. Lawler, former President of EPOS and current Senior Vice President of Official Payments Corporation and EPOS, both of which are our wholly owned subsidiaries, his shares of EPOS common stock. Pursuant to the acquisition agreement, on June 1, 2004, we paid Mr. Lawler $1,882,260 and 100,344 shares of Class B common stock. In addition, in accordance with the acquisition agreement, on June 1, 2004, we also entered into an escrow agreement with Mr. Lawler through which we, among other things, deposited $98,182 and 31,360 shares of Class B common stock into escrow.  The escrow agreement allows us to deduct amounts from this escrow fund until November 30, 2005 to compensate us for certain losses and liabilities which may result from breaches of certain warranties, representations and conditions contained in the acquisition agreement. Any amount of the escrow fund not withdrawn by December 1, 2005, shall be released to Mr. Lawler.  We have not made any claim against the escrow to date.

          Prior to October 2000, we made loans to Messrs. Weaver and Bildner.  All of such loans were made pursuant to full-recourse, interest-bearing promissory notes.  Interest rates vary based on the term of the loan and its date of origination.  The loans have original terms from one to ten years and interest rates range from 6.13% to 7.18%.

          Certain of Mr. Bildner’s notes were secured by pledges of equity securities held by him.  As of September 30, 2004, the outstanding balance of the loans to Mr. Bildner, including accrued interest totaled approximately $4,100,000, of which none is forgivable pursuant to the terms of the notes.  As of September 30, 2004, the stock Mr. Bildner pledged to secure certain of these obligations had a market value of approximately $3,700,000.  On December 13, 2004, we entered into a cross-collateralization agreement with Mr. Bildner to cross-collateralize certain of the promissory notes that Mr. Bildner has made to us.  The cross-collateralization agreement amends three of Mr. Bildner’s existing pledge agreements with us, each of which secures his obligations under a different promissory note he had made to us.  Pursuant to the cross-collateralization agreement, the aggregate of 226,348 shares of Class B common stock that Mr. Bildner had pledged to us pursuant to the amended pledge agreements now secures all of his obligations under each of the six promissory notes he has made to us listed in the cross-collateralization agreement, referred to as the listed notes.  The listed notes have an aggregate outstanding balance of $2,024,052 as of December 14, 2004.  As of September 30, 2004, the outstanding balance of the loan to Mr. Weaver, including accrued interest totaled $75,000, which amount may be forgiven in its entirety ratably over the term of the note, pursuant to the terms of the note.  In accordance with the Sarbanes-Oxley Act of 2002, there will be no extensions or material modifications made to the terms of the above loans.  Other than the loans to Mr. Weaver and Mr. Bildner, there are currently no outstanding loans to any of our directors or executive officers.

Item 14.   Principal Accountant Fees and Services

Fees

The aggregate fees billed to us by PricewaterhouseCoopers LLP for the years ended September 30, 2003 and 2004 are as follows:

	2003($)	2004($)

Audit Fees(1)	186,150	588,250
Audit Related Fees	0	0
Tax Fees(2)	40,760	0
All Other Fees(3)	46,205	209,500

Total	273,115	797,750

(1)

Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and advice on accounting matters directly related to the audit and audit services provided in connection with other statutory and regulatory filings.

(2)	Represents fees for professional services provided to us in connection with the sale of our Australian subsidiary and in connection with our compliance with Australian tax regulations.

(3)

Represents fees for professional services provided to us not otherwise listed above as audit fees, including advice and consultation regarding: (i) certain acquisitions by us, (ii) revenue contracts and other client transactions, (iii) our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and (iv) other SEC compliance matters.

Pre-Approval Policies and Procedures

          Our Audit Committee has established a policy requiring that it approve the scope, extent and associated fees of any audit services provided by our independent auditors and that it pre-approve all non-audit related services performed by the independent auditor.  For the fiscal year ended September 30, 2004, our Audit Committee pre-approved 100% of the services performed by PricewaterhouseCoopers LLP and did not rely on the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Securities Exchange Act of 1934, as amended.  For the fiscal year ended September 30, 2004, our Audit Committee has considered whether the rendering of non-audit services by the independent auditor is compatible with maintaining the auditor’s independence and concluded that, with respect to us, PricewaterhouseCoopers LLP is independent.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b)      Exhibits.  See “Exhibit Index.”

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2005	TIER TECHNOLOGIES, INC.

	By:	/s/ JAMES R. WEAVER

James R. Weaver
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. WEAVER		January 28, 2005
Chief Executive Officer and Chairman of the Board (principal executive officer)
James R. Weaver

/s/ JEFFREY A. MCCANDLESS		January 28, 2005
Chief Financial Officer (principal financial officer and principal accounting officer)
Jeffrey A. McCandless

*		January 28, 2005

Charles W. Berger	Director

*		January 28, 2005

James L. Bildner	Director

*		January 28, 2005

Samuel Cabot III	Director

*		January 28, 2005

Morgan P. Guenther	Director

*		January 28, 2005

Ronald L. Rossetti	Director

*		January 28, 2005

T. Michael Scott	Director

*		January 28, 2005

Bruce R. Spector	Director

*     By the signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the U.S. Securities and Exchange Commission, has signed on behalf of the persons indicated.

/s/ JAMES R. WEAVER

James R. Weaver
(Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.