Form 10-Q
period 2004-12-31
TIER TECHNOLOGIES INC
filed 2005-02-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 7, 2005, the number of shares outstanding of the Registrant’s Class B Common Stock was 19,919,103.

TIER TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I—FINANCIAL INFORMATION

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 28, that could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2004	September 30, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,788	$42,061
Short-term investments	9,743	13,619
Accounts receivable, net	19,549	17,394
Unbilled receivables	4,908	5,046
Short-term portion of notes and accrued interest receivable from related parties	501	496
Prepaid expenses and other current assets	4,763	5,397

Total current assets	83,252	84,013
Property, equipment and software, net	9,253	7,158
Long-term notes and accrued interest receivable from related parties, less current portion	1,971	1,910
Goodwill	40,701	37,824
Other acquired intangible assets, net	29,750	30,761
Long-term investments	6,307	10,537
Restricted investments	3,550	3,329
Investment in unconsolidated affiliate	955	—
Other assets.	1,822	1,937

Total assets	$177,561	$177,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$2,626
Accrued liabilities	8,011	7,501
Accrued subcontractor expenses	2,404	2,478
Accrued compensation and related liabilities	4,705	4,623
Income taxes payable	7,109	7,007
Deferred income	5,723	5,269
Current portion of long-term debt	89	107
Liabilities of discontinued operations	92	121

Total current liabilities	30,669	29,732
Long-term debt, less current portion	94	89
Other liabilities	1,552	1,698

Total liabilities	32,315	31,519

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	172,299	172,136
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(196)	(258)
Accumulated deficit	(25,084)	(24,155)

Total shareholders’ equity	145,246	145,950

Total liabilities and shareholders’ equity	$177,561	$177,469

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,

	2004	2003

Net revenues	$31,679	$26,510
Costs and expenses:
Direct costs	21,883	17,968
Selling and marketing	2,579	1,377
General and administrative	6,880	5,484
Restructuring and other charges	—	2,072
Depreciation and amortization	1,550	1,131

Loss from continuing operations	(1,213)	(1,522)
Equity in net loses of unconsolidated affiliate	(100)	—
Net interest income	379	277

Loss from continuing operations before income taxes	(934)	(1,245)
Provision for income taxes	—	35

Loss from continuing operations, net of income taxes	(934)	(1,280)
Loss from discontinued operations, net of income taxes	—	(1,565)

Net loss	$(934)	$(2,845)

Loss from continuing operations, net of income taxes:
Per basic share	$(0.05)	$(0.07)

Per diluted share	$(0.05)	$(0.07)

Loss from discontinued operations, net of income taxes:
Per basic share	$—	$(0.08)

Per diluted share	$—	$(0.08)

Net loss:
Per basic share	$(0.05)	$(0.15)

Per diluted share	$(0.05)	$(0.15)

Shares used in computing basic loss per share	19,447	18,702

Shares used in computing diluted loss per share	19,447	18,702

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended December 31,

	2004	2003

Operating activities
Loss from continuing operations, net of income taxes	$(934)	$(1,280)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash from continuing operations provided by operating activities:
Asset impairment charge	—	135
Depreciation and amortization	2,087	1,662
Provision for doubtful accounts	27	26
Forgiveness of notes receivable from employees	—	8
Equity in net losses of unconsolidated affiliate	100	—
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(2,101)	5,533
Prepaid expenses and other assets	636	(132)
Accounts payable and accrued liabilities	385	4,961
Deferred revenue	453	465

Net cash from continuing operations provided by operating activities	653	11,378

Investing activities
Purchase of equipment and software	(2,851)	(409)
Notes and accrued interest receivable from related parties	(66)	(70)
Repayments on notes and accrued interest receivable from related parties	—	11
Investment in unconsolidated affiliate	(3,864)	—
Restricted investments	(220)	—
Purchases of available-for-sale securities	—	(5,200)
Maturities of available-for-sale securities	8,174	2,717
Other assets	(132)	—

Net cash from continuing operations provided by (used in) investing activities	1,041	(2,951)

Financing activities
Net proceeds from issuance of Class B common stock	162	641
Payments on capital lease obligations and other financing arrangements	(52)	(52)

Net cash from continuing operations provided by financing activities	110	589
Effect of exchange rate changes on cash	(47)	—

Net cash provided by continuing operations	1,757	9,016
Net cash (used in) provided by discontinued operations	(30)	1,030

Net increase in cash and cash equivalents	1,727	10,046
Cash and cash equivalents at beginning of period	42,061	26,178

Cash and cash equivalents at end of period	$43,788	$36,224

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7	$15

Income taxes refunded net	$(134)	$(6,482)

Supplemental disclosures of non-cash transactions
Equipment acquired under capital lease obligations and other financing arrangements	$40	$—

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements of Tier Technologies, Inc. (‘‘Tier’’ or the ‘‘Company’’) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Form 10-K filed on December 28, 2004 and other reports the Company has filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company’s accounting policies, which have not materially changed. The consolidated results of operations for the three months ended December 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2005 or any future period, and the Company makes no representations related thereto.

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

          Pro Forma Impact of Employee Stock Options -      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation Costs – Transition and Disclosure,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation.  SFAS 148 also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based compensation.  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provides the disclosure required in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The Company adopted the disclosure provisions of SFAS 148 in January 2003.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 1—BASIS OF PRESENTATION, (continued)

          The following table illustrates the effect on net loss and net loss per share if the Company would have applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended December 31,

	2004	2003

	(in thousands, except per share data)
Net loss, as reported	$(934)	$(2,845)
Add: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effect	(581)	(159)

Pro forma net loss	$(1,515)	$(3,004)

Net loss per basic share:
As reported	$(0.05)	$(0.15)

Pro forma	$(0.08)	$(0.16)

Net loss per diluted share:
As reported	$(0.05)	$(0.15)

Pro forma	$(0.08)	$(0.16)

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

          The Company evaluates each revenue arrangement to determine whether it will record revenue gross as principal or net as an agent (or subcontractor).  Generally, the Company records revenues on a gross basis when most of the following conditions exist:  the Company is primarily obligated to complete the arrangement; has latitude in pricing; maintains credit risk or the risk of return; and performs the service or has discretion in the supplier performing the service.  The Company records revenues on a net basis when the preponderance of the above criteria do not exist.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 2—REVENUE RECOGNITION, (continued)

          Systems Design and Integration - Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients’ operating functionality.

          License and services revenues for contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized over the period of each engagement, using the percentage-of-completion method of Statement of Position 81-1 “Accounting for the Performance of Construction Type and Certain Production Type Contracts.” The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion.  Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term. A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated.  If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby the amount of revenue recognized is limited to the amount of costs until such time, as the total loss can be estimated. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables. Revenues recognized under the percentage-of-completion method were $1.4 million and $2.4 million for the three months ended December 31, 2004 and 2003, respectively.

          Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price.

          Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection.  Arrangements for which the fees are not deemed fixed or determinable are recognized on the earlier of the due date or when payment is received.  Revenues from software license fees not requiring significant modification were $25,000 and $53,000 for the three months ended December 31, 2004 and 2003, respectively.

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

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 2—REVENUE RECOGNITION, (continued)

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

NOTE 3—CUSTOMER CONCENTRATION AND RISK

          The Company derives a significant portion of its net revenues from a limited number of customers. For the three months ended December 31, 2004 and 2003, revenue from one client totaled approximately $3,198,000 and $2,744,000 which represented 10.1% and 10.4% of total net revenues, respectively.

          The Company’s contracts with government agencies typically include a termination for convenience clause.  The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest.  The Company’s contracts with government agencies also typically provide for termination for cause.

          The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on its financial condition and results of operations.  Unbilled receivables were $4.9 million and $5.0 million at December 31, 2004 and September 30, 2004, respectively.  Amounts will become billable upon completion of project milestones or customer acceptance. The entire unbilled receivables balance as of December 31, 2004 and September 30, 2004 was expected to become billable within one year.   At December 31, 2004, two clients accounted for 55.5% and 33.5%, respectively, of total unbilled receivables and 19.1% and 8.3%, respectively, of total net accounts receivable and unbilled receivables.  An additional client accounted for 8.9% of total net accounts receivable and unbilled receivables at December 31, 2004.  At September 30, 2004, two clients accounted for 42.3% and 29.6%, respectively, of total unbilled receivables and 30.9% and 10.0%, respectively, of total net accounts receivable and unbilled receivables.

          Included in accounts receivable and other assets at December 31, 2004 was approximately $2.5 million, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $2.4 million was expected to be collected within two years, and $36,000 was expected to be collected within four years. Included in accounts receivable and other assets at September 30, 2004 was approximately $2.4 million of retainage of which approximately $2.4 million was expected to be collected within two years, and $12,000 was expected to be collected within four years.

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

          Restricted investments were approximately $3.6 million and $3.3 million at December 31, 2004 and September 30, 2004, respectively, and were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through August 2007.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 5—BANK LINES OF CREDIT

          At December 31, 2004, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit.  The credit facility has a maturity date of April 30, 2005. The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at the Company’s option, and is payable monthly.  As of December 31, 2004, there was approximately $1.7 million of standby letters of credit outstanding under this facility.  Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of December 31, 2004, the Company was in compliance with all of the financial ratios of the credit facility or compliance has been waived.

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

          In addition to the letters of credit issued under the credit facility, the Company had letters of credit totaling approximately $3.2 million, which were collateralized by certain securities in the Company’s long-term investment portfolio at December 31, 2004.  Also, the Company’s subsidiary, OPC, had a letter of credit outstanding in the amount of approximately $21,500 collateralized by a certificate of deposit.  The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

NOTE 6—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

          As of October 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and stopped amortizing goodwill and indefinite lived intangible assets. The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003.  Results of the initial impairment tests did not indicate any impairment loss.  Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated.  Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations. During the fourth quarter of fiscal year 2003, the Company decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge of $17.6 million to write-off substantially all of the associated goodwill.  As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000, representing its fair market value. The fair market value was determined by estimating the expected cash flows on the remaining contracts in these segments.  These results did not indicate any impairment loss.

          During the three months ended December 31, 2003, the Company wrote-off the remaining $457,000 of goodwill associated with the U.S. Commercial Services segment in discontinued operations as a result of the fulfillment of the remaining contracts in the quarter ended December 31, 2003.  In the fourth quarter of fiscal year 2004, the Company performed its annual impairment test to determine if the goodwill associated with its remaining segments was impaired.  The results did not indicate any impairment loss for the remaining segments.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 6—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS, (continued)

          Other acquired intangible assets, net, consisted of the following at December 31, 2004 and September 30, 2004 (in thousands):

		December 31, 2004			September 30, 2004

	Amortization Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

		(in thousands)			(in thousands)

Client relationships	10 years	$28,749	$(6,144)	$22,605	$28,640	$(5,429)	$23,211
Trademarks	10 years	3,200	(773)	2,427	3,200	(693)	2,507
Technology	3 years	740	(596)	144	740	(534)	206
Backlog and acquired contracts	1 year	675	(406)	269	675	(238)	437
Technology	5 years	4,259	(485)	3,774	4,150	(277)	3,873
Technology & research and development	7 years	30	(4)	26	30	(1)	29
Non-compete agreements	3 years	615	(110)	505	560	(62)	498

Other acquired intangible assets, net		$38,268	$(8,518)	$29,750	$37,995	$(7,234)	$30,761

          The changes in the carrying amount of goodwill for the three months ended December 31, 2004 are as follows (in thousands):

	Government Business Process Outsourcing	Package Software and Systems Integration	Electronic Payment Processing	Total

Balance as of September 30, 2004	$5,298	$17,920	$14,606	$37,824
Additions	—	2,856	21	2,877

Balance as of December 31, 2004	$5,298	$20,776	$14,627	$40,701

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 7 —LOSS PER SHARE

          The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,

	2004	2003

	(in thousands, except per share data)
Numerator:
Loss from continuing operations, net of income taxes	$(934)	$(1,280)
Loss from discontinued operation, net of income taxes	—	(1,565)

Net loss	$(934)	$(2,845)

Denominator for basic loss per share-weighted average common shares outstanding	19,447	18,702
Effects of dilutive securities:
Common stock options.	—	—

Denominator for diluted loss per share-adjusted weighted average common shares and assumed conversions	19,447	18,702

Loss from continuing operations, net of income taxes:
Per basic share	$(0.05)	$(0.07)

Per diluted share	$(0.05)	$(0.07)

Loss from discontinued operation, net of income taxes:
Per basic share	$—	$(0.08)

Per diluted share	$—	$(0.08)

Net loss:
Per basic share	$(0.05)	$(0.15)

Per diluted share	$(0.05)	$(0.15)

          Options to purchase approximately 1,148,000 million shares of Class B common stock at prices ranging from $9.26 to $20.70 per share were outstanding at December 31, 2004, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the shares. During this period, a total of 563,404 options were granted.  Options to purchase approximately 1.5 million shares of Class B common stock at prices ranging from $8.66 to $20.70 were outstanding at December 31, 2003, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the shares. During this period a total of 659,000 options were granted. In addition, common stock equivalents of 210,000 shares were excluded from the calculation of diluted loss per share at December 31, 2003 since their effect would have been anti-dilutive.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 8—COMPREHENSIVE LOSS

          The Company’s comprehensive loss was as follows:

	Three Months Ended December 31,

	2004	2003

	(in thousands)
Net loss	$(934)	$(2,845)
Net change in unrealized gain on available for-sale investments	(48)	(140)
Foreign currency translation adjustment	117	233

Comprehensive loss	$(865)	$(2,752)

NOTE 9—ACQUISITIONS

          All acquisitions have been accounted for using the purchase method of accounting where applicable.  The initial purchase price for each acquisition described below includes cash paid, stock issued at the date of acquisition, estimated acquisition costs and any guaranteed future consideration. Beginning October 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill and indefinite lived intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are reviewed at least annually for impairment.  Separable intangible assets that have finite useful lives continue to be amortized over their useful lives.

          Effective June 1, 2004, the Company purchased all of the outstanding stock of EPOS Corporation (“EPOS”), an Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies.  The total purchase price was approximately $20.1 million and was comprised of approximately $15.6 million in cash and 402,422 shares of Class B common stock valued at approximately $4.5 million, based on the closing price of Class B common stock on June 1, 2004.  The cash payment of $15.6 million includes payments directly to EPOS lenders of approximately $7.5 million and estimated acquisition costs of approximately $811,000.  The identifiable intangible assets totaled $9.6 million and are being amortized over a range of one to ten years.  Total goodwill of $8.2 million was allocated to the Packaged Software and Systems Integration (“PSSI”) business unit.  The full amount of goodwill is not deductible for income tax purposes.

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

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 9—ACQUISITIONS, (continued)

          The total purchase price paid was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$1,514
Prepaid expenses and other current assets	989
Property, equipment and software	2,413
Other assets	37
Deferred income tax asset	25
Accounts payable and accrued expenses	(1,473)
Deferred revenue	(1,190)
Other long-term liability	(9)
Other acquired intangible assets	9,580
Goodwill	8,199

Total consideration	$20,085

          The following unaudited pro forma summary presents consolidated information as if the acquisition of EPOS had occurred as of October 1, 2003.  This pro forma summary is provided for information purposes only and is based on historical information after including the impact of certain adjustments such as increased estimated amortization expense due to the preliminary recording of intangible assets.  These pro forma results do not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands, except per share data):

Three months ended December 31, 2003

Net revenues	$30,782

Net loss	$(2,572)

Basic net loss per share	$(0.14)

Diluted net loss per share	$(0.14)

Shares used in computing basic net loss per share	18,702

Shares used in computing diluted net loss per share	18,702

          In April 2004, the Company acquired from PublicBuy.net LLC an e-procurement software solution and related assets that streamline the purchasing process for public procurement officials for approximately $1.3 million in cash, including $66,000 in estimated transaction costs.  The total purchase price was allocated to intangible assets for $75,000, which are being amortized over 12 months, and software for $1.2 million.  The Company intends to license this software as part of its suite of financial management software offerings.

          On October 1, 2004 the Company made a strategic investment in CPAS Systems, Inc., a global supplier of pension administration software systems.  The Company acquired 45% of the common stock of CPAS for $3.7 million in cash and approximately $200,000 in transaction costs.  The Company will account for the results of CPAS operations under the equity method of accounting.

          In December 2004, the Company acquired from Volute Enterprises certain assets of My Local Gov for $250,000 in cash and approximately $30,000 in estimated transaction costs.  The total purchase price was allocated to accounts

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 9 —ACQUISITIONS, (continued)

receivable of approximately $7,000 and intangible assets for $273,000 consisting of technology, non-competes, and clients, which are being amortized over 60 months, 24 months, and 120 months, respectively.  My Local Gov hosts web portals, manages real estate databases for local government clients, and has proprietary billing software for real estate, permits, and business licenses.

NOTE 10—SEGMENT INFORMATION

          The company has three reportable segments:  Government Business Process Outsourcing (“GBPO”), Package Software and Systems Integration (“PSSI”), and Electronic Payment Processing (“EPP”). The GBPO segment provides transaction processing services. The PSSI segment provides systems integration, licensing and maintenance services.  The EPP segment provides transaction and payment processing services.  The Company evaluates the performance of its operating segments based on net revenues and direct costs, while other operating costs are evaluated on a geographical basis.  Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability.

          The table below presents financial information for the three reportable segments:

	GBPO	PSSI	EPP	Total

	(in thousands)
Three Months Ended December 31, 2004:
Net revenues	$9,492	$10,802	$11,385	$31,679
Direct costs	6,490	7,399	7,994	21,883
Three Months Ended December 31, 2003:
Net revenues	11,111	7,725	7,674	26,510
Direct costs	7,755	5,314	4,899	17,968

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

          At December 31, 2004, the Company had restructuring liabilities totaling $1.8 million, of which $929,000 was recorded in accrued liabilities, $810,000 was recorded in non-current other liabilities and $82,000 was included in current liabilities of discontinued operations.  Approximately $408,000 of the non-current restructuring liability is expected to be paid in fiscal year 2006, approximately $222,000 in fiscal year 2007, and the balance is expected to be paid in fiscal year 2008.

TIER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(unaudited)

NOTE 11—RESTRUCTURING, (continued)

          The following is a summary of the restructuring liabilities from September 30, 2004 to December 31, 2004 (in thousands):

	Liability as of September 30, 2004	Additions/ (Reductions)	Cash Payments	Liability as of December 31, 2004

Severance – OPC	$632	$—	$(55)	$577
Facilities closure - OPC	46	—	(19)	27
Severance – continuing operations	471	—	(74)	397
Facilities closure – continuing operations	770	—	(32)	738
Facilities closure – discontinued operations	114	—	(32)	82

	$2,033	$—	$(212)	$1,821

NOTE 12 – DISCONTINUED OPERATIONS

          During the quarter ended September 30, 2003, the Company completed a strategic review of all business units and began a restructuring plan which included exiting the U.S. Commercial Services business unit which includes the Systems and Technology Training division, and the United Kingdom Operations business unit. During the quarter ended December 31, 2003, the Company completed the restructuring and abandoned those businesses.  Accordingly, the financial position, results of operations and cash flows of the U.S. Commercial Services and United Kingdom Operations business units have been reported as discontinued operations for each period presented.  The discontinued operations activity for the fiscal year ended September 30, 2004 included a reduction in the estimated facility closure charges as a result of renegotiating more favorable lease-buyout terms for one of the facilities.  The revenues for the three months ended December 31, 2003 of $1.7 million resulted from a project in which the Company had completed its efforts as of December 31, 2003 but had a task which was subsequently performed by a subcontractor with no margin derived by the Company.  The discontinued operations activity for the three months ended December 31, 2003 represented the historical results of operations of these discontinued businesses.

At December 31, 2004, the Company had current liabilities of discontinued operations of $92,000.

The operating results of the discontinued operations were as follows:

	Three Months Ended December 31,

	2004	2003

	(in thousands)
Net revenues	$—	$1,671

Loss from discontinued operations, net of income taxes	$—	$(1,565)

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

          Our workforce, composed of employees, independent contractors and subcontractors, increased to 932 on December 31, 2004 from 724 on December 31, 2003 primarily due to our acquisition of EPOS in June 2004, and the beginning of a large GBPO project.

          In fiscal year 2003, we operated our business through four strategic business units:  U.S. Government Services, U.S. Commercial Services, Official Payments Corporation, or OPC, and United Kingdom Operations.  In the fourth quarter of fiscal year 2003, we completed a strategic review of all business units and began a restructuring plan which renewed our focus on our core Government Services businesses while exiting other unprofitable or marginal business operations.  As of December 31, 2003, we had exited the United Kingdom business unit, the U.S. Commercial Services business unit, which includes the Systems and Technology Training division, and the Justice & Public Safety and Strategies divisions of our former U.S. Government Services business unit. The financial position, results of operations and cash flows for the U.S. Commercial Services and United Kingdom business units are reported as discontinued operations for each period in this report.  We also created two new business units from our U.S. Government Services business unit:  the Government Business Process Outsourcing, GBPO business unit and the Government Systems Integration, Government SI, business unit.

          In connection with our acquisition of EPOS, we renamed our Government SI business unit as Packaged Software and Systems Integration, or PSSI, and the OPC business unit as Electronic Payment Processing, or EPP.  Our GBPO business unit includes our child support payment processing business, our health and human services consulting business, and the financial institution data match business. We expect to see significant proposal activity in the child support payment processing market in fiscal year 2005. Our PSSI business unit includes our pension contracts, unemployment insurance contracts, financial management systems, or FMS, contracts, our e-government contracts, the State of Missouri contracts and the EPOS computer telephony and call center contracts.  We have shifted our systems integration model from custom developed solutions to implementation and modification of packaged software. We believe this strategy of implementing pre-existing software applications that include customizations to meet our particular clients’ needs will combine the potential for greater profitability with less risk compared to our earlier strategy of building a system based upon a set of functional requirements.  Our EPP business unit includes the electronic payment processing business of OPC and EPOS.

          We derive net revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services.  We bill clients on a per-transaction basis, a fixed price basis or a time and materials basis.  We recognize net revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed.  We recognize net revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  We recognize net revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  We recognize fixed price net revenues for other projects as services are provided and accepted by our clients, if applicable.  We recognize time and materials net revenues as we perform services and incur expenses. Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  During the three months ended December 31, 2004, we generated 20.4% of our net revenues on a fixed price basis and 60.5% of our net revenues on a per-transaction basis. We believe that the percentage of total net revenues attributable to fixed price and per-transaction based contracts will continue to be significant. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price.  If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise, which could have a material adverse effect upon our business, financial condition and results of operations.

          We have derived a significant portion of our net revenues from a small number of large clients or their constituents. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the three months ended December 31, 2004, revenues from the Internal Revenue Service contract accounted for 5.7% of our total net revenues. In addition, we performed child support payment processing services for two different state governments as a subcontractor to ACS State and Local Solutions, Inc., or ACS, during the three months ended December 31, 2004 which accounted for 7.4% of total net revenues.  We anticipate that a substantial portion of our net revenues will continue to be derived from a small number of large clients.

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

          From October 1, 2001 through December 31, 2004, we completed five acquisitions for a total cost of approximately $100.1 million using cash and Class B common stock. We also incurred $1.0 million in cumulative compensation charges related to business combinations and $1.3 million in cumulative business combination integration charges resulting from these acquisitions. Generally, we record contingent payments as additional goodwill at the time the payment can be determined beyond a reasonable doubt. If a contingent payment is based, in part, on a seller’s continuing employment with us, the payments are recorded as compensation expense under U.S. generally accepted accounting principles over the vesting period when the amount is deemed probable.

          On October 1, 2004, we made a strategic investment in CPAS Systems, Inc., a global supplier of pension administration software systems.  We acquired 45% of the common stock of CPAS for approximately $3.9 million.  We account for the results of CPAS operations under the equity method of accounting.

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

          Revenue Recognition.  Certain judgments affect the application of our revenue policy.  Our EPP and GBPO business units generate transaction and payment processing revenues. Net revenues from transaction and payment processing contracts are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of total dollars processed.  We establish the per-transaction fee or transaction fee percentage in our contracts based on estimated future costs and the estimate of transaction volume over the life of the contract.  The estimated average length of the transaction processing contracts in our GBPO business unit is approximately three years plus optional client renewals averaging approximately two and one-half years.  We use our historical experience and mathematical models to estimate transaction volumes.  We monitor transaction volume on a monthly basis.  Any significant variance from the estimated number of transactions or average transaction dollars processed could significantly impact the resulting revenues and operating profit.  For example, our monthly transaction volume at our child support payment processing centers varied between 111% and 83% from the average monthly volume during fiscal year 2004.  If the volume of transactions processed at all child support payment processing centers decreased 10% from the volume processed during fiscal year 2004, our transaction processing revenues would have decreased approximately $3.0 million. Additionally, if the average volume of dollars processed by EPP for each payment type decreased 10% from the average volume processed by EPP for each payment type during fiscal year 2004, our transaction and payment processing revenues would have decreased by approximately $3.9 million.

          We evaluate each revenue arrangement to determine whether we will record revenue gross as principal or net as an agent (or subcontractor).  Generally, we record revenue on a gross basis when most of the following conditions exist:  we are primarily obligated to complete the arrangement; we have latitude in pricing; we maintain credit risk or the risk of return; and we perform the service or have discretion in the supplier performing the service.  We record revenues on a net basis when the preponderance of the above criteria do not exist.

          For EPP business unit electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining net revenues. When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions. Within our EPP business unit, on-line payment processing revenues are typically generated by consumer payments.  Before our EPP business unit processes payment transactions, each consumer must agree to pay us a processing fee by making the appropriate selection on our web site or telephone system.  Credit card reversal and chargebacks of convenience fees were $47,000 and $44,000 or 0.4% and 0.6% of EPP business unit net revenues for the three months ended December 31, 2004 and 2003, respectively.

          Our PSSI business unit generates systems design and integration revenues. Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs.  The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort.  Any significant changes in total estimated costs could significantly impact the recognition of net revenue.  We monitor the costs incurred and evaluate variances between budgeted and actual costs in our fixed price contracts on a monthly basis.  To the extent there are changes in the total estimated costs, we adjust the percentage of revenues recognized.  For example, if the total estimated costs of each of our percentage-of-completion contracts in process as of December 31, 2004 increased 10%, our fixed price revenues for the year ended September 30, 2004 would have decreased by $2.1 million.  Provided the arrangement does not require significant implementation or customization of the software, software license net revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred.  Revenues for software license fees not requiring significant modification were $25,000 and $53,000 for the three months ended December 31, 2004 and 2003, respectively.

          Our PSSI business unit also generates maintenance and support services revenues.  Net revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.  Non-essential support services, including training and consulting, are also provided on a time and materials basis.  Revenue is recognized as the services are performed.  Maintenance and non-essential support services revenues were $6.2 million and $4.2 million for the three months ended December 31, 2004 and 2003, respectively.

Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay under the terms and conditions of the original contract.  Net revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote.  Within the EPP business unit, the consumer generally bears the transaction fee, not the government entity, so EPP business unit contracts are not generally subject to fiscal funding issues.  For the three months ended December 31, 2004 and 2003, revenues recognized under contracts subject to fiscal funding clauses were 64.1% and 71.1%, respectively, of total net revenues.

          For all our business units, the amount and timing of our net revenue is difficult to predict, and any shortfall in net revenue or delay in recognizing net revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

          Cost and Volume Estimates.  For our transaction and payment processing business, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract.  Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Actual misapplied payments and amounts for insufficient funds checks are held as receivables until collected or written off, as deemed appropriate.  Included in our EPP business unit cost estimates are processing fees that are subject to change with limited or no notice.  We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs.  Any significant variance from our estimates could significantly impact our operating profit.  For the three months ended December 31, 2004 and 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $204,000 and $321,000, respectively.

          We recognize fixed price net revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs.  Any significant changes in total estimated project costs could significantly affect our operating profit.

          Collectibility of Receivables.  A considerable amount of judgment is required to assess the likelihood of the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients.  Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.  For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for all receivable balances, including accounts and notes receivable, receivables resulting from misapplied payments and payments that are rejected due to insufficient funds, and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services.  At December 31, 2004 and at September 30, 2004, the combined balance of the allowance accounts was $2.2 million.  We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations.  For example, during the fourth quarter of fiscal year 2003, our contract with CalPERS was terminated.  We subsequently filed a lawsuit seeking to recover costs and damages. As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from CalPERS.  On August 4, 2004, we settled with CalPERS whereby CalPERS withdrew the termination for default; the parties rescinded the contract; and the parties released each other from any and all claims.   At December 31, 2004, $5.9 million of our accounts receivable and $4.4 million of our unbilled receivables balances were balances owed by seven clients for amounts greater than $1.0 million each.

          Goodwill and Other Intangible Assets.  Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.  We utilize historical experience as well as external specialists to estimate fair value.  For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life.  We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets.  Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.  Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”  Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment.  Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated.  During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services business unit and the United Kingdom Operations business unit and accordingly recorded a charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those business units.  During the quarter ended December 31, 2003, we wrote down the remaining goodwill associated with these business units.  In the fourth quarter of fiscal year 2004, we performed our annual impairment test to determine if the remaining goodwill associated with our continuing segments was impaired. Our estimate of fair value did not indicate any impairment.  The fair market value of the remaining business units was determined using forecasted future cash flows.  Those cash flows were forecasted using significant assumptions including: future revenues and expenses, future growth rates and discount rates.  A change in the discount rate of 1.0% reduces the fair value calculated in the analysis by $52.8 million.  These growth rates and other assumptions are consistent with our plans and experience.

          Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  At December 31, 2004 and at September 30, 2004, we had a net deferred tax asset of $21.4 million, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $21.4 million valuation allowance. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income.  In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.  Management concluded to establish a full valuation allowance as of September 30, 2003.   We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.  Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Although we believe that our estimates are reasonable, resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial position and cash flows.

          Included in income taxes payable at December 31, 2004 and 2003 is $6.9 million in federal tax refunds generated as a result of the Company carrying back available net operating loss carryback to prior years relating to the discontinued Australian operations.  The Company has received the tax refund while the IRS Joint Committee is reviewing the Company’s position with regard to this matter.  Upon receipt of a clearance through Joint Committee, the Company will record this amount through as income from discontinued operations.  Should the Joint Committee elect to apply an interpretation different from the Company’s then all or some portion of the refund received would likely have to be returned to the IRS.

          Determination of Restructuring Obligations.  As a result of our acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized in connection with the termination of employees and the consolidation of facilities.  During the quarter ended June 30, 2004, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to Reston, Virginia and closed the Walnut Creek, California office.  We have recorded restructuring charges related to this office consolidation.  The restructuring liability for consolidation of facilities is the estimated net obligation payable on abandoned office facilities.  The estimated net obligation includes the gross obligation payable under existing lease agreements through estimated disposition dates, estimated costs of abandonment or lease transfer, as offset by estimated sublease income.  The estimated sublease income was calculated based on executed subleases.  At December 31, 2004 and September 30, 2004, we had restructuring liabilities totaling approximately $1.8 million and $2.0 million, respectively.

Results of Operations

          The following table summarizes our operating results as a percentage of net revenues for each of the periods indicated:

	Three Months Ended December 31,

	2004	2003

Net revenues	100.0%	100.0%
Costs and expenses:
Direct costs	69.1	67.8
Selling and marketing	8.1	5.2
General and administrative	21.7	20.7
Restructuring charges	—	7.8
Depreciation and amortization	4.9	4.2

Loss from continuing operations	(3.8)	(5.7)
Equity in net loss of unconsolidated affiliate	(0.3)	—
Net interest income	1.2	1.0

Loss from continuing operations before income taxes	(2.9)	(4.7)
Provision for income taxes	—	0.1

Loss from continuing operations, net of income Taxes	(2.9)%	(4.8)%

Three Months Ended December 31, 2004 and December 31, 2003

          Net Revenues.  Net revenues increased 19.5% to $31.7 million for the three months ended December 31, 2004 from $26.5 million in the three months ended December 31, 2003. This increase resulted primarily from increases in PSSI and EPP net revenues of approximately $3.1 million and $3.7 million, respectively, partially offset by a decrease in GBPO net revenues of approximately $1.6 million. The following table presents the net revenues for each of the three reportable segments for the three months ended December 31, 2004 and 2003:

	Three months ended December 31,

	2004	2003

	(in thousands)
GBPO	$9,492	$11,111
PSSI	10,802	7,725
EPP	11,385	7,674

Total	$31,679	$26,510

          The $1.6 million decrease in GBPO net revenues resulted primarily from the conclusion of a project in the third quarter of 2004.  The $3.1 million increase in PSSI net revenues resulted from revenues of $2.4 million from the EPOS acquisition and increases of $700,000 from emerging practices including unemployment insurance and E-government.  The $3.7 million increase in EPP net revenues resulted primarily from increased revenues of $1.6 million from an increase in adoption rates of OPC payment processing services and revenues of approximately $2.1 million from the EPOS acquisition.

          The following table presents net revenues for the three months ended December 31, 2004 and 2003 by delivery offering:

	Three months ended December 31,

	2004	2003

	(in thousands)
Transaction and payment processing	$20,558	$18,326
Systems design and integration	3,171	3,708
Maintenance and support services	6,227	4,208
Product sales and other services	1,723	268

Total	$31,679	$26,510

          Net revenues from transaction and payment processing services increased 12.2% to $20.6 million in the three months ended December 31, 2004 compared to $18.3 million in the three months ended December 31, 2003 primarily as a result of a $3.7 million increase in EPP net revenues as discussed above partially offset by a $1.6 million decrease in GBPO revenue due to the end of a project.  Net revenues from systems design and integration services decreased 14.5% to $3.2 million in the three months ended December 31, 2004 compared to $3.7 million in the three months ended December 31, 2003 primarily due to a $946,000 decrease in revenue from a large pension practice contract partially offset by an increase of $356,000 in a large unemployment insurance practice contract.  Net revenues from maintenance and support services increased 48.0% to $6.2 million in the three months ended December 31, 2004 compared to $4.2 million in the three months ended December 31, 2003 primarily as a result of $1.4 million in revenues attributed to the EPOS acquisition and approximately $626,000 in revenues from various contracts from the in the state systems integration practice.  Net revenues from product sales and other services increased 542.9% to $1.7 million in the three months ended December 31, 2004 compared to $268,000 in the three months ended December 31, 2003 primarily as a result of $937,000 of product sales revenues attributed to the EPOS acquisition.

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

          Direct Costs.   Direct costs consist primarily of those costs directly attributable to providing service to a client, including employee salaries and incentive compensation, independent contractor and subcontractor costs, employee benefits, payroll taxes, travel-related expenditures, amortization of intellectual property, amortization and depreciation of any project-related equipment, hardware or software purchases, and the cost of hardware, software or equipment sold to clients.  For state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs.  For EPP, direct costs consist primarily of credit and debit card discount fees, processing fees, telecommunication costs and other third party costs.  Direct costs included $537,000 of depreciation and amortization for the three months ended December 31, 2004 and $531,000 for the three months ended December 31, 2003.  In total, direct costs increased 21.8% to $21.9 million for the three months ended December 31, 2004 from $18.0 million for the three months ended December 31, 2003.  This increase resulted primarily from the inclusion of $2.7 million of direct costs attributable to EPOS in the three months ended December 31, 2004 versus no such costs for the three months ended December 31, 2003 prior to the EPOS acquisition, and from a $1.5 million increase in costs associated with OPC due to higher discount fee costs from higher transaction volume.  As a percentage of net revenues, direct cost increased to 69.1% for the three months ended December 31, 2004 from 67.8% for the three months ended December 31, 2003.

          Selling and Marketing.   Selling and marketing expenses consist primarily of personnel costs, sales commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 87.3% to $2.6 million for the three months ended December 31, 2004 from $1.4 million for the three months ended December 31, 2003.  As a percentage of net revenues, selling and marketing expenses increased to 8.1% for the three months ended December 31, 2004 from 5.2% for the three months ended December 31, 2003.  The $1.2 million increase in selling and marketing expenses for the three months ended December 31, 2004, compared to the three months ended December 31, 2003, included $450,000 of selling and marketing expenses attributable to EPOS.  Of the remaining amount of the increase, approximately $396,000 was related primarily to an increase in our direct sales staff at PSSI and our corporate division and $170,000 represented bonuses on successful sales efforts by corporate division staff which brought in a significant new state project.  We expect selling and marketing expenses for fiscal year 2005 to increase in absolute dollars compared to fiscal year 2004 as a result of our investment in business development.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to items such as increased advertising and marketing expense for the April 15th federal tax season.

          General and Administrative.   General and administrative expenses consist primarily of personnel costs related to general management and administrative functions, human resources, resource management, OPC’s engineering, client implementation, client service and customer service departments, staffing, accounting and finance, legal, facilities and information systems, as well as business insurance costs, facility costs and professional fees related to legal, audit, tax, external financial reporting and investor relations matters. General and administrative expenses increased 25.5% to $6.9 million for the three months ended December 31, 2004 from $5.5 million for the three months ended December 31, 2003. As a percentage of net revenues, general and administrative expenses increased to 21.7% for the three months ended December 31, 2004 from 20.7% for the three months ended December 31, 2003. The increase in general and administrative expenses resulted primarily from $1.0 million attributable to EPOS and approximately $700,000 in professional fees relating to due diligence of an acquisition prospect that did not materialize partially offset by a $116,000 decline in bad debt expense.  We expect general and administrative expenses will increase in absolute dollars for fiscal year 2005 compared to fiscal year 2004 primarily as a result of costs to comply with the Sarbanes-Oxley Act.

          Restructuring and Other Charges.  The following table presents the restructuring and other charges for the three months ended December 31, 2004 and 2003:

	Three months ended December 31,

	2004	2003

	(in thousands)
Assets impairment charge	$—	$135
Indirect costs associated with terminated contract	—	300
Severance charge resulting from restructuring	—	803
Office closure charge resulting from restructuring	—	318
Other charges	—	516

Total	$—	$2,072

          We did not incur any restructuring or other charges during the three months ended December 31, 2004.  During the three months ended December 31, 2003, we recorded total restructuring charges of approximately $1.3 million consisting of $135,000 in asset impairment charges due to assets written off in conjunction with an office closure, $318,000 of office closure costs, and $803,000 in additional severance costs resulting from the signing of a termination agreement with our former chief executive officer. We recorded other costs totaling approximately $800,000 consisting of $300,000 of indirect legal and other costs associated with the terminated CalPERS contract and $516,000 legal and other costs incurred to comply with the DOJ subpoena.

          Depreciation and Amortization.   Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs.  For EPP, no depreciation and amortization expense is included in direct costs.  Depreciation and amortization increased 37.0% to $1.6 million for the three months ended December 31, 2004 from $1.1 million for the three months ended December 31, 2003. As a percentage of net revenues, depreciation and amortization increased to 4.9% for the three months ended December 31, 2004 from 4.2% for the three months ended December 31, 2003.  The increase in depreciation and amortization in absolute dollars reflected $500,000 of these costs attributable to EPOS.

          Equity in Net Loss of Unconsolidated Affiliate.  Our results for the quarter ended December 31, 2004 includes a $100,000 loss representing a 45% share in the loss of CPAS Systems, Inc. during the quarter ended December 31, 2004.

          Net Interest Income.    Net interest income increased 36.8% to $379,000 for the three months ended December 31, 2004 from $277,000 for the three months ended December 31, 2003.  This increase was primarily attributable to higher interest rates due to a shift from tax-free to taxable investments in the current quarter.

          Provision for Income Taxes.  There was no provision for income taxes for the three months ended December 31, 2004 compared to a provision of $35,000 for the three months ended December 31, 2003.  The provision for income taxes for the three months ended December 31, 2003 represented the expected minimum state tax payments.  No additional tax provision on the pre-tax loss for the three months ended December 31, 2004 was recorded due to the pre-tax loss for the three months ended December 31, 2004.  The effective tax rate in the upcoming quarters and for the year ending September 30, 2005 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

          Discontinued operations.   There were no discontinued operations for the three months ended December 31, 2004.  The loss from discontinued operations, net of income taxes, was $1.6 million for the three months ended December 31, 2003 and represents the historical operating results of our U.S. Commercial Services and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.

Liquidity and Capital Resources

          Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions.  We maintain a $15.0 million revolving credit facility that expires on April 30, 2005, of which $15.0 million may be used for letters of credit.  The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. As of December 31, 2004, there was approximately $1.7 million of standby letters of credit outstanding under this facility.  The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt.  The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities.  As of December 31, 2004, we were in compliance with all the covenants of the credit facility or compliance has been waived.

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

          In addition to the letters of credit issued under the credit facility mentioned above, we had letters of credit totaling approximately $3.2 million, which were collateralized by certain securities in our long-term investment portfolio at December 31, 2004.  Furthermore, our OPC subsidiary had a letter of credit outstanding in the amount of approximately $21,500 secured by a certificate of deposit.  The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

          Net cash from continuing operations provided by operating activities was $653,000 and $11.4 million in the three months ended December 31, 2004 and 2003, respectively, a decrease of $10.7 million.  This decrease in net cash from continuing operations provided by operating activities is largely attributable to accounts receivable balances and to the inclusion of an income tax refund of $6.5 million in the quarter ended December 31, 2003.

          Net cash from continuing operations provided by investing activities was $1.0 million in the three months ended December 31, 2004, compared to net cash used in investing activities of $3.0 million in the three months ended December 31, 2003, respectively. The $4.0 million improvement is primarily attributable to $10.7 million in cash provided by a change to net maturities of available for sale securities for the three months ended December 31, 2004 from net purchases for the three months ended December 31, 2003.  This increase in cash provided was partially offset by an increase in cash used for capital expenditures of $2.4 million.  It was also partially offset by $3.9 million related to the purchase of 45% of the outstanding common stock of CPAS and the purchase of $220,000 in restricted investments in the three months ended December 31, 2004.

          Capital expenditures, including equipment and software acquired under financing arrangements but excluding assets acquired or leased through business combinations, were approximately $2.9 million in the three months ended December 31, 2004 and $409,000 in the three months ended December 31, 2003.

          Net cash from continuing operations provided by financing activities totaled $110,000 in the three months ended December 31, 2004 as compared to net cash provided by financing activities of $589,000 in the three months ended December 31, 2003 for a decrease in cash provided of $479,000 between the periods.  The net cash from continuing operations provided by financing activities for the three months ended December 31, 2004 and December 31, 2003 resulted primarily from the exercise of employee stock options and purchase of stock under the Employee Stock Purchase Plan.

          We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facility will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; initiation of large child support payment processing contracts which typically require large cash outlays for capital expenditures and staff-up cost; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

          During the fourth quarter of fiscal year 2003, we initiated a strategic review of our business units.  This review was completed in the fourth quarter of fiscal year 2003, and we decided to renew our focus on our core Government Services businesses while exiting unprofitable or marginal business operations.  As a result of this review, we recorded restructuring charges of approximately $19.8 million during the quarter ended September 30, 2003.  This restructuring charge was comprised of $18.2 million of goodwill, intangible and tangible asset impairment charges, $882,000 related to the closure of several offices (net of estimated sublease income of $115,000) and $707,000 of severance related to the termination of employees in the exited businesses, of which $529,000 was paid in fiscal year 2003.  Additional goodwill and intangible asset impairment charges of approximately $887,000 were incurred for the three months ended December 31, 2003, of which approximately $135,000 was included in restructuring charges and approximately $752,000 was included in loss from discontinued operations.  Additional severance of $1.6 million, of which approximately $803,000 was included in restructuring and other charges and approximately $830,000 was included in loss from discontinued operations.

          During the three months ended December 31, 2004, we made restructuring cost cash payments of $129,000 for severance and $83,000 for facilities.

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

Disclosures About Contractual Obligations and Commercial Commitments as of December 31, 2004

          As of December 31, 2004, we had not entered into any derivative transactions.  Our contractual cash obligations increased by 10.3% or $1.4 million from September 30, 2004 to December 31, 2004, while other commercial commitments remained essentially level.  The principal contributor to the change in contractual cash obligations was a 14.1% or $1.6 million increase in operating leases related primarily to one new state project, resulting in increases in payments due by period of approximately $880,000 in one to three years and $1.0 million in three to five years.

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

•	changes to processing fees charged to our EPP business unit by its credit/debit card partners and financial institutions for processing payment transactions;

•	the contractual terms and degree of completion of projects;

•	any delays or costs incurred in connection with, or early termination of a project;

•	the amount and timing of costs related to our sales and marketing and other initiatives;

•	variability of software license fee revenue in a particular quarter;

•	start-up costs incurred in connection with the initiation of large projects;

•	the integration of acquisitions, including EPOS, without disruption to our other business activities; and

•	our ability to staff projects with our own salaried employees rather than hourly employees, hourly independent contractors and sub-contractors.

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

          For the three months ended December 31, 2004, our ten largest clients represented 65.5% of our total net revenues, including revenues from federal taxpayers under the Internal Revenue Service, or IRS, contract which accounted for 5.7% of our total net revenues.  For the fiscal year ended September 30, 2004, our ten largest clients represented 57.6% of our total net revenues, including revenues from federal taxpayers under the IRS contract which accounted for 12.2% of our total net revenues. The existing contract with the IRS allows the IRS to terminate our services at any time for any or no reason. Even though our net revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our net revenues and cash flows.

          During the three months ended December 31, 2004, we performed services for two different state governments as a subcontractor to ACS accounting for 7.4% of our total net revenues.  In June 2004, we were notified by ACS of its decision not to renew our subcontract on its Ohio Child Support contract effective June 30, 2004.  For the year ended September 30, 2004, the revenues from the Ohio subcontract accounted for approximately 4.3% of our total net revenues.  The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may elect not to use our services in a subsequent period.  Should ACS terminate our two subcontracts that have base contract renewal dates of June 30, 2006 and May 31, 2007, the loss of revenues from those subcontracts could adversely affect future operating results and cash flows.

          As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows. Because we derive a significant portion of our net revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances of $9.3 million. At December 31, 2004, unbilled receivables for two clients accounted for 55.5% and 33.5% of total unbilled receivables. At December 31, 2004, total accounts receivable and unbilled receivables, for these two clients accounted for 55.5% and 33.5%, respectively, of total net accounts receivable and unbilled receivables of $25.6 million. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.

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

          Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project.  If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the quarter ended December 31, 2004, 20.4% of our net revenues were generated from fixed contracts and 60.5% of our net revenues were generated from transaction-based contracts. We believe that the percentage of net revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.

We will need to hire and successfully integrate additional qualified personnel in our accounting function.  If we encounter difficulties in attracting or retaining qualified accounting staff, we may not be able to remedy identified weaknesses in our accounting function.

          In connection with the audit of our financial statements for fiscal 2004, our independent auditors advised us that we had a material weakness in our internal controls over financial reporting related to insufficient personnel resources and technical accounting expertise within our accounting function. As a result of the relocation of our accounting function from Walnut Creek, California to Reston, Virginia, we have had to restaff many of the positions in that function, and we have not yet filled all of the open positions.  As a part of our remediation of the material weakness identified by our auditors, we will need to hire additional qualified personnel to fill open positions within our accounting, financial planning, and compliance functions.  The current employment market for qualified individuals with accounting backgrounds is very tight, and we may encounter difficulty in identifying, attracting or retaining such individuals.  If we are unable to successfully staff up our accounting function, we might not be able to remedy the identified material weakness.

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

          As previously disclosed, in June 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the DOJ involving the child support payment processing industry. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. We anticipate that we will incur additional expenses as we continue to cooperate with the investigation. Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could compromise our financial results and damage our reputation.

          Additionally, we cannot estimate what impact, if any, that our involvement in this investigation will have on our ability to compete and win new child support payment processing opportunities.

Within our EPP business unit, OPC’s business model is continuing to evolve, it is difficult to evaluate OPC’s business and its ability to maintain profitability.

          At the end of July 2002, we acquired OPC, which had a history of losses. Although OPC has cumulatively increased revenues since the acquisition and has reduced certain operating expenses as we integrated this acquisition and is currently profitable, there can be no assurance that OPC will maintain profitability in the future.

          The use of credit and debit cards and electronic checks to make payments to government agencies is still relatively new and evolving.  To date, OPC’s business has consisted primarily of providing credit and debit card payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes and fines for traffic violations and parking citations.  Payment by electronic check is an additional payment option that OPC has implemented for electronic transactions.  Because OPC has only a limited operating history under our management, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that we may face in implementing OPC’s business model. OPC’s business model is based on consumers’ willingness to pay a convenience fee, in addition to their required government or other payment, for the use of OPC’s credit or debit card and electronic check payment option.  Our success with respect to OPC will depend on maintaining OPC’s relationship with the IRS and on maintaining existing, and developing additional relationships with state and local government agencies, especially state taxing authorities, and their respective constituents.  We may not be able to develop new OPC relationships or maintain existing OPC relationships. In addition, if consumers are not receptive to paying a convenience fee, if card associations change their rules and do not allow us to charge the convenience fees, or if credit or debit card issuers eliminate or reduce the value of rewards obtained under their respective rewards programs, demand for OPC’s services will decline or fail to grow.  OPC is charged processing fees by its credit/debit card partners and financial institutions for processing payments. The processing fees OPC is charged can be changed with little or no notice. Any increase in the fees charged to OPC would raise costs and reduce margins, and could harm our profitability.

Currently, OPC processes credit and debit card payments on behalf of VISA issuing banks for tax payments under a VISA tax pilot program that was created in March 2002.  The agreement can be terminated by any party upon written notice.  VISA is currently evaluating the status of the program, and whether it will be continued.  If VISA does not continue the tax pilot program or make it a permanent program, OPC would be limited in its ability to accept VISA cards, which would cause us to lose business and hurt our revenue and cash flow.

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

          One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. From October 1, 2001 through December 31, 2004, we acquired five businesses using cash and Class B common stock, with some of those acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

          Currently, our EPP business unit’s clients and credit/debit card issuers provide a significant portion of the publicity for our services, without any charge to us.  If clients or credit/debit card issuers cease to publicize us services, or charge us for this publicity, advertising costs will increase substantially, which could hurt our margins and profitability. While the EPP business unit endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so.  In addition, the clients may publicize other services, including those of competitors.  For example, the IRS’s tax year 2002 Form 1040 instruction booklet listed OPC’s name before a competitor’s name in regard to providers of electronic credit/debit card payment services, whereas for the 2003 tax year OPC’s name was listed second.

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

          For the three months ended December 31, 2004, approximately 28.2% of our net revenues were derived from federally mandated and primarily federally funded child support transaction processing services fees and approximately 31.8% of our net revenues were derived from convenience fees earned by our EPP business unit with respect to payments made by constituents primarily to government agencies.  The balance of our net revenues was derived from other services provided to government agencies.  Some of these net revenues, particularly our FMS and State of Missouri contracts, may be subject to state and local government agency spending fluctuations. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause.  In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders by from such a client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed.  If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

          Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. The failure by us, or by third parties on an engagement in which we are a subcontractor, to meet a client’s expectations in the performance of the engagement could damage our reputation and compromise our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in starting or completing such projects may result in termination of the contract, client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

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

If we are unable to obtain adequate or affordable insurance coverage or sufficient performance bonds for any reason, we could face significant liability claims and increased premium costs and our inability to compete for business could be compromised.

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

          Our EPP business unit’s net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments.  Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates.  A decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce revenues from convenience fees.  A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may reduce  revenues from convenience fees. In addition, a decline in the economy may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers’ use of our services.  If the economy declines, our results of operations and cash flows could be adversely affected.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by ten percentage points from levels at December 31, 2004, we estimate that the fair value of the portfolio would decrease by approximately $1.4 million.  We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 4.   Controls and Procedures

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          As previously disclosed, on December 15, 2004, PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm for the fiscal year ended September 30, 2004, advised the Audit Committee of our Board of Directors of a material weakness in our internal control over financial reporting related to insufficient personnel resources and technical accounting expertise within our accounting function.

          We believe this situation is due primarily to the relocation of our accounting function from Walnut Creek, California to Reston, Virginia and the resulting need to restaff all but one of the positions in that function. As previously disclosed, we relocated our accounting, financial planning, information technology, legal, human resources and facilities management functions to Reston during the quarter ended June 30, 2004, and closed our Walnut Creek facility effective at the end of that quarter. Of our Walnut Creek finance and accounting staff, consisting of approximately 35 full time equivalents at the time of the Walnut Creek closing, only the Chief Financial Officer remained with us following the relocation.  Accordingly, during the quarters ended September 30 and December 31, 2004, we were engaged in an effort to fill all of those positions with new personnel. We have not yet filled all of the open positions, and the new staff in the positions we have filled are still becoming familiar with their responsibilities and with our policies and procedures.

          Members of our new accounting staff in Reston closed our books with respect to the quarter ended June 30, 2004 with the help of several key members of our Walnut Creek staff, including our former Controller, who agreed to continue to work with us on a temporary consulting basis to help close the quarter.

          The turnover of the entire accounting staff, other than the Chief Financial Officer, during our fiscal fourth quarter resulted in the loss of significant knowledge of and experience with our accounting policies and procedures. This loss of experience, coupled with the incompleteness of our accounting staff, was greater than anticipated and led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter and year ended September 30, 2004. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our Form 10-K for the fiscal year ended September 30, 2004 by December 14, 2004, the filing deadline imposed by the regulations of the Securities and Exchange Commission. PwC advised us that the insufficient personnel resources and technical accounting expertise within our accounting function that caused the delays reflected a material weakness in our internal controls over financial reporting.

          On December 15, 2004, we timely filed a Form 12b-25 that provided a grace period until December 29, 2004 for the filing of the Form 10-K. We then filed the Form 10-K on December 28, 2004, within the grace period. The Form 10-K included an unqualified audit opinion from PwC with respect to our consolidated financial statements included therein.

          Our management and our Audit Committee have developed a plan to remediate the material weakness, which we are in the process of implementing. We expect this remediation will require us to hire additional qualified personnel to fill open positions within the accounting, financial planning, and compliance functions, and to increase the level of accounting expertise of current personnel by means of training.  We are actively recruiting to fill the vacancies and are assessing the skill sets of individual members of its accounting and finance staff and of the staff as a whole. We have also concluded that we must ensure that all of our accounting and finance staff are thoroughly trained in the application of our accounting policies and procedures and internal controls.

          More specifically, we are actively seeking to fill a newly created position entitled Technical Research and Compliance Manager who will serve as our lead technical research resource in interpreting FASB pronouncements, providing guidance on issues being addressed by the EITF, and following SEC bulletins and PCAOB activity. We also expect to fill several key positions in our finance and accounting departments in the coming weeks, including an SEC Reporting Manager.  We are actively seeking candidates for these positions with significant public company experience. We also plan to hire individuals to fill the positions of general ledger accountant, accounts receivable associate, and accounts payable associate.

          Until these positions have been filled, we will rely on additional, periodic monitoring, including: financial reviews of each operating segment analyzing actual against projected performance, balance sheet account reconcilement reviews to identify any unusual items or items that have been outstanding for more than the current period, income statement reviews focusing on variances to plan, forecast, and the prior year and consulting appropriate authoritative accounting literature for any new accounting issues that may arise to ensure that the financial statements are fairly presented in accordance with GAAP.

          We are not able at this time to determine the costs of the remediation, but expect to incur additional expenses for staff salaries and other items. Although we are aggressively seeking to fill all the necessary positions, we cannot predict how long it will take to do so, particularly in light of the very tight job market for experienced accounting professionals in Northern Virginia and throughout the country.

          We believe that our material weakness contributed to one adjusting entry following the closing of our books for the year ended September 30, 2004. In connection with the audit of our fiscal 2004 financial statements, we changed our estimate of a previous liability accrual relating to subcontractor costs on a fixed price contract. The result of this change of estimate and the resulting release of the accrual was to decrease both direct costs and total liabilities by $1.6 million and to increase equity by the same amount.

Item 6.   Exhibits

        (a)   Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Class B Common Stock Certificate (3)

4.2

See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Class B Common Stock of the Registrant

10.1	Executive Employment Agreement dated November 9, 2004, by and between the Registrant and James Weaver (4)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (4)

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (4)

10.4	Cross-collateralization Agreement dated December 13, 2004, by and between the Registrant and James L. Bildner (5)

10.5

Amendment dated January 24, 2005, by and between the Registrant and City National Bank, to the Credit and Security Agreement dated January 29, 2003, by and between the Registrant and City National Bank.†

10.6	Summary of Board of Directors Compensation.†*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan required to be filed as an exhibit to this report.

†	Filed herewith.

(1)	Filed as an exhibit to Form 10-K, filed on December 21, 1998, and incorporated herein by reference.

(2)	Filed as an exhibit to Form S-1/A (No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K filed on November 12, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K filed on December 15, 2004, and incorporated herein by reference.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: February 9, 2005

	By:	/s/ JEFFREY A. MCCANDLESS

Jeffrey A. McCandless Chief Financial Officer (Principal Financial and Accounting Officer)