Form 10-Q/A
period 2004-12-31
TIER TECHNOLOGIES INC
filed 2005-02-16
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

TIER TECHNOLOGIES, INC.

TABLE OF CONTENTS

		Page

	Part II—OTHER INFORMATION
Item 6.	Exhibits	3

Signature		4

We are filing this amendment solely to replace the document originally filed as Exhibit 10.5 hereto with the correct document.

2

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

10.6	Summary of Board of Directors Compensation. ††*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.††

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.††

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

31.4	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

*	Management contract or compensatory plan required to be filed as an exhibit to this report.

†	Filed herewith.

††	Previously filed.

(1)	Filed as an exhibit to Form 10-K, filed on December 21, 1998, and incorporated herein by reference.

(2)	Filed as an exhibit to Form S-1/A (No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K filed on November 12, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K filed on December 15, 2004, and incorporated herein by reference.

3

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: February 16, 2005

	By:	/s/ JEFFREY A. McCANDLESS

Jeffrey A. McCandless Chief Financial Officer (Principal Financial and Accounting Officer)

4