Form 10-K/A
period 2004-09-30
TIER TECHNOLOGIES INC
filed 2005-04-20
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of April 15, 2005, the number of shares outstanding of the registrant’s Class B common stock was 20,356,461 shares.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the U.S. Securities and Exchange Commission, or SEC, on December 28, 2004, to revise the disclosure required by Item 9 and Item 9A of Form 10-K in response to comments from the SEC. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K.

PART II

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 17, 2004, we filed a Current Report on Form 8-K reporting that on December 13, 2004 PricewaterhouseCoopers LLP, or PwC, informed us that PwC declined to stand for re-election as our independent registered public accounting firm following completion of its audit of our financial statements for the year ended September 30, 2004, which was completed on December 27, 2004. As of December 28, 2004, we were in the process of seeking proposals for the fiscal year 2005 audit from other independent registered public accounting firms.

PwC’s audit reports with respect to our financial statements for the fiscal years ended September 30, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During our fiscal years ended September 30, 2003 and 2004 and the period commencing October 1, 2004 and ending December 27, 2004, there have been no disagreements between PwC and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such years.

Except as noted in the following paragraph, there have been no reportable events, as defined by item 304(a)(1)(v) of Regulation S-K, during our fiscal years ended September 30, 2003 and 2004 or the period commencing October 1, 2004 and ending December 27, 2004.

On December 15, 2004, PwC advised management and the Audit Committee of our Board of Directors of a material weakness in our internal control over financial reporting related to insufficient personnel resources and technical accounting expertise within our accounting function.

We believe this situation is due primarily to the relocation of our accounting function from Walnut Creek, California to Reston, Virginia and the resulting need to restaff all but one of the positions in that function. As previously disclosed, we relocated our accounting, financial planning, information technology, legal, human resources and facilities management functions to Reston during the quarter ended June 30, 2004, and closed our Walnut Creek facility effective at the end of that quarter. Of our Walnut Creek finance and accounting staff, consisting of approximately 35 full time equivalents at the time of the Walnut Creek closing, only the Chief Financial Officer remained with us following the relocation. Accordingly, during the quarter ended September 30, 2004, we were engaged in an effort to fill all of those positions with new personnel. We have not yet filled all of the open positions, and the new staff in the positions we have filled are still becoming familiar with their responsibilities and with our policies and procedures.

Members of our new accounting staff in Reston closed our books with respect to the quarter ended June 30, 2004 with the help of several key members of our Walnut Creek staff,

including our former Controller, who agreed to continue to work with us on a temporary consulting basis to help close the quarter.

The turnover of the entire accounting staff, other than the Chief Financial Officer, during our fiscal fourth quarter resulted in the loss of significant knowledge of and experience with our accounting policies and procedures. This loss of experience, coupled with the incompleteness of our accounting staff, was greater than anticipated and led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter and year ended September 30, 2004. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our Form 10-K for the fiscal year ended September 30, 2004, referred to as the Form 10-K, by December 14, 2004, the filing deadline. PwC advised us that the insufficient personnel resources and technical accounting expertise within our accounting function that caused the delays reflected a material weakness in our internal controls over financial reporting.

On December 15, 2004, we timely filed a Form 12b-25 that provided an extension until December 29, 2004 for the filing of the Form 10-K. We then filed the Form 10-K on December 28, 2004, within the extension period. The Form 10-K included an unqualified audit opinion from PwC with respect to our consolidated financial statements included therein.

Our management and the Audit Committee have developed a plan to remediate the material weakness, which we are in the process of implementing. We expect this remediation will require us to hire additional qualified personnel to fill open positions within the accounting, financial planning, and compliance functions, and to increase the level of accounting expertise of current personnel by means of training. We are actively recruiting to fill the vacancies and are assessing the skill sets of individual members of our accounting and finance staff and of the staff as a whole. We have also concluded that we must ensure that all of our accounting and finance staff are thoroughly trained in the application of our accounting policies and procedures and internal controls.

More specifically, we are actively seeking to fill a newly created position entitled Technical Research and Compliance Manager who will serve as our lead technical research resource in interpreting FASB pronouncements, providing guidance on issues being addressed by the EITF, and following SEC bulletins and PCAOB activity. We are also in the process of filling several other key positions in our finance and accounting departments, including a new SEC Reporting Manager. We are actively seeking candidates for these positions with significant public company experience. We also plan to hire individuals to fill the positions of general ledger accountant, accounts receivable associate, and accounts payable associate.

Until these positions have been filled, we will rely on additional, periodic monitoring, including: financial reviews of each operating segment analyzing actual against projected performance, balance sheet account reconcilement reviews to identify any unusual items or items that have been outstanding for more than the current period, income statement reviews focusing on variances to plan, forecast, and the prior year and consulting appropriate authoritative accounting literature for any new accounting issues that may arise to ensure that our financial statements are fairly presented in accordance with GAAP.

2

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

We believe that this material weakness contributed to one adjusting entry following the closing of our books for the year ended September 30, 2004. In connection with the audit of our fiscal 2004 financial statements, we changed our estimate of a previous liability accrual relating to subcontractor costs on a fixed price contract. The result of this change of estimate and the resulting release of the accrual was to decrease both direct costs and total liabilities by $1.6 million and to increase equity by the same amount.

We have authorized PwC to respond fully to the inquiries of our successor independent registered public accounting firm with respect to matters related to the material weakness.

We have provided PwC with a copy of this disclosure under this Item 9 and have received a letter from PwC stating that it agrees with the relevant parts of this disclosure. A copy of the letter we received indicating PwC’s agreement with this disclosure is attached hereto as Exhibit 16.1.

Item 9A.	Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were not effective.

This conclusion was based on the existence of the material weakness in our internal control over financial reporting disclosed in Item 9 above. In connection with the audit of our financial statements for the fiscal year ended September 30, 2004 by our independent auditors and their issuance of an unqualified opinion on our consolidated financial statements for the year ended September 30, 2004, our independent auditors informed the Audit Committee and management on December 15, 2004 that they had identified a deficiency in our internal control structure that was considered a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants. We believe that this material weakness began after we closed our books with respect to the quarter ended June 30, 2004, with the help of certain key members of our Walnut Creek staff acting as consultants, and continued to exist at September 30, 2004, the end of the period covered by this Form 10-K. Please see Item 9 above for a more detailed discussion of this material weakness and our plans to remediate it.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described in Item 9 above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

3

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits. See “Exhibit Index.”

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2005	TIER TECHNOLOGIES, INC.

	By:	/s/ James R. Weaver
James R. Weaver
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
16.1	Letter from PricewaterhouseCoopers LLP, dated April 19, 2005.

31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.