Form 10-Q/A
period 2004-12-31
TIER TECHNOLOGIES INC
filed 2005-04-20
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

FOR QUARTERLY AND TRANSITION REPORTS

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission, or SEC, on February 9, 2005, to revise the disclosure required by Item 4 of Form 10-Q in response to comments from the SEC. This Amendment No. 2 on Form 10-Q/A does not change the previously reported financial statements and other financial disclosures included in our Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, in connection with the audit of our financial statements for the fiscal year ended September 30, 2004, by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm, PwC informed the Audit Committee and management on December 15, 2004 that they had identified a deficiency in our internal control structure that was considered a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants. We believe that this material weakness began after we closed our books with respect to the quarter ended June 30, 2004, with the help of certain key members of our Walnut Creek staff acting as consultants, and continued to exist at December 31, 2004, the end of the period covered by this Form 10-Q.

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

The turnover of the entire accounting staff, other than the Chief Financial Officer, during our fiscal fourth quarter resulted in the loss of significant knowledge of and experience with our accounting policies and procedures. This loss of experience, coupled with the incompleteness of our accounting staff, was greater than anticipated and led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter and year ended September 30, 2004. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our Form 10-K for the fiscal year ended September 30, 2004 by December 14, 2004, the filing deadline. PwC advised us that the insufficient personnel resources and technical accounting expertise within our accounting function that caused the delays reflected a material weakness in our internal controls over financial reporting.

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

More specifically, we are actively seeking to fill a newly created position entitled Technical Research and Compliance Manager who will serve as our lead technical research resource in interpreting FASB pronouncements, providing guidance on issues being addressed by the EITF, and following SEC bulletins and PCAOB activity. We are also in the process of filling several other key positions in our finance and accounting departments, including a new SEC Reporting Manager. We are actively seeking candidates for these positions with significant public company experience. We also plan to hire individuals to fill the positions of general ledger accountant, accounts receivable associate, and accounts payable associate. In addition, on February 9, 2005, we announced that we had initiated a search for a new chief financial officer.

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

We are not able at this time to determine the costs of the remediation, but expect to incur additional expenses for staff salaries and other items. Although we are aggressively seeking to fill all the necessary positions, we cannot predict how long it will take to do so, particularly in

2

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits. See “Exhibit Index.”

3

SIGNATURE

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