Form 10-Q
period 2005-03-31
TIER TECHNOLOGIES INC
filed 2005-05-06
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10780 Parkridge Boulevard, Suite 400

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

At May 4, 2005, there were 20,356,461 shares of the Registrant’s Class B Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Factors That May Affect Future Results beginning on page 19, which could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,052	$35,174
Short-term investments	16,347	20,909
Accounts receivable, net	20,285	16,091
Unbilled receivables	6,343	5,046
Short-term portion of notes and accrued interest receivable from related parties	488	405
Prepaid expenses and other current assets	7,424	6,699

Total current assets	90,939	84,324

Property, equipment and software (net of $21,171 and $22,941 depreciation and amortization at March 31, 2005 and September 30, 2004, respectively)	12,143	7,158
Long-term notes and accrued interest receivable from related parties, less current portion	2,182	2,001
Goodwill	40,594	37,824
Other acquired intangible assets, net	28,454	30,761
Long-term investments	797	10,135
Restricted investments	3,391	3,329
Other assets	1,912	1,937

Total assets	$180,412	$177,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$7,913	$7,501
Income taxes payable	7,139	7,007
Deferred income	5,587	5,269
Accrued compensation liabilities	5,088	4,623
Accounts payable	3,158	2,626
Accrued subcontractor expenses	3,065	2,478
Other current liabilities	145	228

Total current liabilities	32,095	29,732

Other liabilities	1,935	1,787

Total liabilities	34,030	31,519

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value (Class B stock authorized: 42,600 shares; Class B stock issued and outstanding: 20,356 and 20,324 shares at March 31, 2005 and September 30, 2004, respectively)	172,387	172,136
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(252)	(258)
Accumulated deficit	(23,980)	(24,155)

Total shareholders’ equity	146,382	145,950

Total liabilities and shareholders’ equity	$180,412	$177,469

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net revenues	$35,277	$29,659	$66,956	$56,169

Costs and expenses:
Direct costs	23,061	19,399	44,944	37,367
General and administrative	6,871	6,293	13,751	12,593
Selling and marketing	3,013	1,756	5,592	3,133
Depreciation and amortization	1,570	1,107	3,120	2,238
Restructuring and other charges	—	5	—	1,261

Total costs and expenses	34,515	28,560	67,407	56,592

Income (loss) before other income (loss), income taxes and discontinued operations	762	1,099	(451)	(423)

Other income (loss):
Equity in net loss of unconsolidated affiliate	(152)	—	(252)	—
Net interest income	519	293	898	570

Total other income	367	293	646	570

Income before income taxes and discontinued operations	1,129	1,392	195	147
Provision for income taxes	20	35	20	70

Net income from continuing operations	1,109	1,357	175	77

Income (loss) from discontinued operations, net of income taxes	—	164	—	(1,401)

Net income (loss)	$1,109	$1,521	$175	$(1,324)

Income from continuing operations, net of income taxes:
Per basic share	$0.06	$0.07	$0.01	$—
Per diluted share	$0.06	$0.07	$0.01	$—

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$—	$0.01	$—	$(0.07)
Per diluted share	$—	$0.01	$—	$(0.07)

Net income (loss):
Per basic share	$0.06	$0.08	$0.01	$(0.07)
Per diluted share	$0.06	$0.08	$0.01	$(0.07)

Shares used in computing:
Basic income (loss) per share	19,464	18,808	19,448	18,755
Diluted income (loss) per share	19,539	19,217	19,573	19,083

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2005	2004	2005	2004
Net income (loss)	$1,109	$1,521	$175	$(1,324)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(30)	112	(78)	(26)
Foreign currency translation adjustment	(33)	21	84	254

Other comprehensive income (loss)	(63)	133	6	228

Comprehensive income (loss)	$1,046	$1,654	$181	$(1,096)

See Notes to Condensed Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$175	$77
Non-cash items included in net income:
Depreciation and amortization	4,190	3,287
Recognized loss on impairment of investments	—	135
Provision for doubtful accounts	469	272
Recognized loss from forgiveness of employees’ notes	—	8
Equity loss in 45%-owned unconsolidated affiliate	252	—
Net effect of changes in assets and liabilities:
Accounts receivable	(4,663)	8,581
Prepaid expenses and other assets	(2,262)	(347)
Accounts payable and accrued liabilities	2,298	5,040
Deferred revenue	318	51

Net cash from continuing operations provided by operating activities	777	17,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and sales of available-for-sale securities	18,377	15,515
Purchases of available-for-sale securities	(3,715)	(11,841)
Purchase of equipment and software	(6,593)	(908)
Investment in subsidiaries and unconsolidated affiliate	(4,093)	—
Restricted investments	(62)	—
Other	41	(31)

Net cash from continuing operations provided by investing activities	3,955	2,735

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class B common stock	251	1,177
Capital lease obligations and other financing arrangements	(44)	(87)

Net cash from continuing operations provided by financing activities	207	1,090

Net cash provided by continuing operations	4,939	20,929
Net cash (used in) provided by discontinued operations	(61)	542

Net increase in cash and cash equivalents	4,878	21,471
Cash and cash equivalents at beginning of period	35,174	13,928

Cash and cash equivalents at end of period	$40,052	$35,399

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$28
Income taxes paid (refunded), net	$126	$(6,939)

Supplemental disclosures of non-cash transactions:
Equipment acquired under capital lease obligations and other financing arrangements	$40	$—

See Notes to Condensed Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tier Technologies, Inc., (“Tier” or the “Company”), provides transaction processing services and software and systems integration services to federal, state and local government and other public sector clients. We provide our services through three segments:

•	Government Business Process Outsourcing (“GBPO”)—focuses on child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services;

•	Packaged Software and Systems Integration (“PSSI”)—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers, systems integration services for the State of Missouri; and

•	Electronic Payment Processing (“EPP”)—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients.

Our two principal subsidiaries, which are accounted for as part of our EPP and PSSI segments, include:

•	Official Payments Corporation (“OPC”)—provides proprietary telephone and Internet systems for electronic payment options to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•	EPOS Corporation (“EPOS”)—provides interactive communications and transaction processing technologies to federal, state and municipal government agencies, educational institutions and other public sector clients.

In October, 2004, Tier purchased 45% of the common stock of CPAS Systems, Inc. (“CPAS”), a global supplier of pension administration software systems. The Company accounts for this investment using the equity method of accounting.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934, as amended. They are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the three and six months ended March 31, 2005 may not be indicative of future results. In addition, accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in condensed consolidated financial statements and related notes for the periods presented. Material estimates in which management believes near-term changes could reasonably occur include: estimates of project costs and percentage of completion; estimates of effective tax rates, deferred taxes and associated valuation allowances; and valuation of goodwill and intangibles. Actual results could differ from management’s estimates.

Tier Technologies, Inc.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R—Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004)—Share-Based Payment (“SFAS 123R”). This statement supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments based on fair value, which was originally introduced, but not required, in the original version of SFAS 123. Subsequently, on March 29, 2005, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 107—Share-Based Payment (“SAB 107”), which provides publicly traded companies with additional guidance on implementing SFAS 123R.

SFAS 123R is effective for public companies as of the beginning of their next fiscal year. Tier will adopt this statement effective October 1, 2005. Therefore, SFAS 123R will have no effect on Tier’s financial results during fiscal year 2005. Currently, Tier is evaluating the impact that the implementation of SFAS 123R and the guidance provided in SAB 107 will have on the Company’s financial results in future years. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$1,109	$1,521	$175	$(1,324)
Total stock-based compensation expense, determined under fair value-based method for all awards, net of tax effect	524	1,057	1,394	1,216

Pro forma net income (loss)	$585	$464	$(1,219)	$(2,540)

Net income (loss) per basic share:
As reported	$0.06	$0.08	$0.01	$(0.07)
Pro forma	$0.03	$0.02	$(0.06)	$(0.14)
Net income (loss) per diluted share:
As reported	$0.06	$0.08	$0.01	$(0.07)
Pro forma	$0.03	$0.02	$(0.06)	$(0.13)

During its evaluation of the financial impact of SFAS 123R, Tier is also evaluating a number of compensation alternatives that could be used to supplement and/or replace portions of its current share-based payment compensation. Therefore, the results shown in the above table are not necessarily indicative of Tier’s financial results upon implementation of SFAS 123R.

FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations

In March 2005, FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (“FIN 47”) was issued. FIN 47 provides interpretive guidance on the term “conditional asset retirement obligation,” which is used in SFAS No. 143—Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, but earlier adoption is encouraged. Thus, Tier is required to adopt this interpretation no later than September 30, 2006. Currently, the Company is evaluating the potential impact and the timing of the adoption of FIN 47.

Tier Technologies, Inc.

NOTE 3—CUSTOMER CONCENTRATION AND RISK

The Company derives a significant portion of its net revenues from a limited number of customers. For the six months ended March 31, 2005 and 2004, revenue from one client totaled $12.9 million and $5.7 million, respectively, which represented 19.3% and 10.1%, respectively, of total net revenues.

The Company’s contracts with government agencies typically include a termination for convenience clause. The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest. Typically, the Company’s contracts with government agencies also provide for termination for cause.

The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on its financial condition and results of operations. Unbilled receivables were $6.3 million and $5.0 million at March 31, 2005 and September 30, 2004, respectively. Amounts will become billable upon completion of project milestones or customer acceptance. The entire unbilled receivables balance as of March 31, 2005 and September 30, 2004 was expected to become billable within one year. At March 31, 2005, two clients accounted for 54.0% and 28.9%, respectively, of total unbilled receivables and 19.5% and 8.0%, respectively, of total net accounts receivable and unbilled receivables. At September 30, 2004, two clients accounted for 42.3% and 29.6%, respectively, of total unbilled receivables and 30.9% and 10.0%, respectively, of total net accounts receivable and unbilled receivables.

At March 31, 2005 and September 30, 2004, accounts receivable and other assets included $2.6 million and $2.4 million, respectively, of retainers billed to, but not yet paid by clients under contractual retainage provisions. Nearly all of the outstanding retainer balances are expected within two years.

NOTE 4—AVAILABLE-FOR-SALE INVESTMENTS

Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities. Investments also include the Company’s ownership in equity investments in which it owns between 20% and 50% or has the ability to exercise significant influence, including the Company’s equity investment in CPAS.

In accordance with SFAS No. 95—Statement of Cash Flows, investments with remaining maturities of 90 days or less (as of the date that Tier purchased the securities) are classified as cash equivalents. Investments with remaining maturities of less than or equal to 12 months as of the balance sheet date are classified as short-term investments. All other investments with remaining maturities greater than 12 months as of the balance sheet date, are classified as long-term investments. With the exception of its equity investment in CPAS, the Company’s investments are categorized as “available-for-sale” under SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities. As such, the Company’s securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in the other comprehensive income. During each of the three- and six-months periods ended March 31, 2005 and 2004, these unrealized gains and losses were not material.

The Company evaluates certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that management considers when evaluating for other than-than-temporary impairment include: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer and Tier’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. As of March 31, 2005 and 2004, the Company has concluded that there were no other-than-temporary impairments to its investments.

Restricted investments of $3.4 million and $3.3 million at March 31, 2005 and September 30, 2004, respectively, were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through August 2007.

Tier Technologies, Inc.

NOTE 5—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

During the six months ended March 31, 2005, the PSSI segment recorded $2.9 million of goodwill associated with Tier’s investment in CPAS. Tier also reduced goodwill in each of its segments to adjust for previously estimated acquisition costs. The following table discloses changes in goodwill during the six months ended March 31, 2005 for each of Tier’s operating segments:

	Operating Segment			Total
(in thousands)	Government Business Process Outsourcing	Packaged Software and Systems Integration	Electronic Payment Processing
Balance at September 30, 2004	$5,298	$17,920	$14,606	$37,824
Additions	—	2,938	21	2,959
Reductions	(14)	(40)	(135)	(189)

Balance at March 31, 2005	$5,284	$20,818	$14,492	$40,594

At March 31, 2005 and September 30, 2004, respectively, other acquired intangible assets, net, consisted of the following:

	March 31, 2005			September 30, 2004
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client relationships	$28,749	$(6,863)	$21,886	$28,640	$(5,429)	$23,211
Trademarks	3,200	(853)	2,347	3,200	(693)	2,507
Technology & research and development	5,029	(1,360)	3,669	4,920	(812)	4,108
Backlog and acquired contracts	675	(575)	100	675	(238)	437
Non-compete agreements	615	(163)	452	560	(62)	498

Other acquired intangible assets, net	$38,268	$(9,814)	$28,454	$37,995	$(7,234)	$30,761

NOTE 6—INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Income (loss) from:
Continuing operations, net of income taxes	$1,109	$1,357	$175	$77
Discontinued operations, net of income taxes	—	164	—	(1,401)

Net income (loss)	$1,109	$1,521	$175	$(1,324)

Denominator:
Weighted-average common shares outstanding	19,464	18,808	19,448	18,755
Effects of dilutive common stock options	75	409	125	328

Adjusted weighted-average shares	19,539	19,217	19,573	19,083

Income (loss) from continuing operations, net of income taxes:
Per basic share	$0.06	$0.07	$0.01	$—
Per diluted share	$0.06	$0.07	$0.01	$—

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$—	$0.01	$—	$(0.07)
Per diluted share	$—	$0.01	$—	$(0.07)

Net income (loss):
Per basic share	$0.06	$0.08	$0.01	$(0.07)
Per diluted share	$0.06	$0.08	$0.01	$(0.07)

During the three and six months ended March 31, 2005, 94,500 and 661,237 options were granted. The following options to purchase shares of common stock are not included in the computation of diluted income (loss)

Tier Technologies, Inc.

per share because the exercise price is greater than the average market price of the Company’s common stock for the periods stated and therefore, the effect would be anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Weighted-average options excluded from computation of diluted income (loss) per share	2,524	1,206	1,924	1,294

Range of exercise prices per share:
High	$20.70	$20.70	$20.70	$20.70
Low	$7.81	$10.20	$8.53	$9.19

NOTE 7—SEGMENT INFORMATION

Tier evaluates the performance of its GBPO, PSSI and EPP operating segments based on net revenues and direct costs, while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expense, general and administrative expense, depreciation and amortization expense not attributable to state child support payment processing centers, net interest income, other income (loss) and income tax expense in segment profitability. The table below presents financial information for the three reportable segments:

	Three months ended				Six months ended
(in thousands)	GBPO	PSSI	EPP	Total	GBPO	PSSI	EPP	Total
March 31, 2005:
Net revenues	$11,636	$13,010	$10,631	$35,277	$21,128	$23,812	$22,016	$66,956
Direct costs	$7,558	$7,737	$7,766	$23,061	$14,048	$15,136	$15,760	$44,944
March 31, 2004:
Net revenues	$11,899	$9,808	$7,952	$29,659	$23,010	$17,533	$15,626	$56,169
Direct costs	$7,537	$6,574	$5,288	$19,399	$15,291	$11,889	$10,187	$37,367

NOTE 8—RESTRUCTURING

During the fourth quarter of fiscal year 2003, the Company renewed its focus on its government services clients, while exiting unprofitable or marginal business operations. Goodwill and asset impairment charges of $1.3 million were incurred during fiscal year ended September 30, 2004, of which $0.6 million was included in restructuring charges and $0.7 million was included in loss from discontinued operations.

At March 31, 2005, the Company had restructuring liabilities totaling $1.4 million, of which $0.6 million was recorded in accrued liabilities. Nearly $0.7 million of restructuring liabilities was recorded in non-current other liabilities, of which $0.3 million, $0.2 million and $0.2 million are expected to be repaid in fiscal years 2006, 2007 and 2008, respectively. In addition, $52,000 of restructuring liabilities for discontinued operations was reported in other current liabilities at March 31, 2005.

The following table summarizes the restructuring liabilities from September 30, 2004 to March 31, 2005:

(in thousands)	September 30, 2004	Cash Payments	March 31, 2005
Facilities closure:
Continuing operations	$770	$(76)	$694
Discontinued operations	114	(62)	52
OPC	46	(37)	9

Total facilities closure	930	(175)	755

Severance:
Continuing operations	471	(368)	103
OPC	632	(112)	520

Total severance	1,103	(480)	623

Total restructuring liabilities	$2,033	$(655)	$1,378

Tier Technologies, Inc.

Except for the cash payments shown in the above table, there were no other reductions or additions to Tier’s restructuring liabilities.

NOTE 9—DISCONTINUED OPERATIONS

In 2003, Tier restructured and abandoned its U.S. Commercial Services and United Kingdom Operations business units. Accordingly, the financial position, results of operations and cash flows for these business units have been reported as discontinued operations for each period presented. The operating results of the discontinued operations were as follows:

(in thousands)	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Net revenues	$56	$1,727
Income (loss) from discontinued operations:
Before income taxes	$164	$(1,401)
Less income taxes	—	—

Loss from discontinued operations, net of income taxes	$164	$(1,401)

There were no additional revenues or losses from discontinued operations during the three or six months ended March 31, 2005. At March 31, 2005 and September 31, 2004, the Company had net current liabilities of discontinued operations of $60,000 and $121,000, respectively.

NOTE 10—CONTINGENCIES AND COMMITMENTS

Legal Issues

In the normal course of business, Tier is periodically a party to miscellaneous litigation and/or claim matters, none of which are expected to have a material impact on Tier’s financial position, results of operations, or cash flows.

Bank Lines of Credit

At March 31, 2005, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit. The credit facility has a maturity date of April 30, 2005 (see Note 11). The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at the Company’s option and is payable monthly. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of March 31, 2005, the Company was in compliance with all of the financial ratios in the line of credit covenants.

As of March 31, 2005, standby letters of credit totaling $1.7 million were outstanding under this facility, including a $0.9 million standby letter of credit outstanding under the credit facility that was issued and used to guarantee the performance bond of CPAS required by a project contract that is anticipated to be completed in August 2005. In accordance with FASB Interpretation No. 45 (“FIN 45”)—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company recorded the $0.9 million fair value of the standby letter of credit associated with the CPAS performance bond in accrued liabilities and with an offsetting receivable in prepaid expenses and other current assets. This entry will be reversed if the Company is released from the risk upon expiration or settlement of the obligation.

In addition to the letters of credit issued under the credit facility, the Company had letters of credit totaling $3.2 million that were collateralized by certain securities in the Company’s long-term investment portfolio at March 31, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Tier Technologies, Inc.

NOTE 11—SUBSEQUENT EVENTS

Bank Revolving Credit Facility

On April 20, 2005, the bank that originally issued the Company’s $15 million revolving credit facility (see Note 10) extended the term of this facility to June 30, 2005. The bank is completing its annual review of the line of credit and indicated that it intends to recommend renewal for an additional annual period.

Tier Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. Our transaction processing services consist primarily of: 1) child support payment processing and related services for state government clients; and 2) electronic payment processing services for federal, state, and local government clients, which allows those clients to offer their customers the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations. Our software and systems integration services primarily involve integrating our proprietary software products and licensed third-party software products into our clients’ business operations. During fiscal year 2005, we shifted our systems integration strategy from custom-developed solutions toward implementation and modification of packaged software—a strategy that we believe could increase profitability with a lower risk than building systems based on functional requirements.

In fiscal year 2004, approximately two-thirds of our revenues were derived from transaction processing based operations and the remainder was derived from software and systems integration services. Most of our services generate net revenues from fees received directly from our clients; however, the majority of the revenues for our electronic payment processing services are derived from convenience fees paid by individual taxpayers or other end-users of our service.

We provide our services through the following three segments:

•	Government Business Process Outsourcing (“GBPO”)—focuses on child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services;

•	Packaged Software and Systems Integration (“PSSI”)—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers, systems integration services for the State of Missouri; and

•	Electronic Payment Processing (“EPP”)—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients.

We target industry sectors where we believe demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal- or state-mandated services, such as child support payment, collection and disbursement, as well as a fundamental shift in consumer transaction preferences, such as the increased substitution of electronic payment methods for cash or paper checks.

We derive net revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services and bill clients primarily on per-transaction, fixed-price and time and materials bases. In accordance with accounting principles generally accepted in the United States, we recognize revenues as follows:

•	Transaction-based contracts—based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed;

•	Fixed-price contracts—recognized when our clients accept the services we provide;

•	Other contracts—recognized based on contract type. Revenues for time and materials contracts are recognized when we perform services and incur expenses. Revenues for delivery-based contracts are recognized when we have delivered, and the customer has accepted, the product or service. Revenues

Tier Technologies, Inc.

for software maintenance contracts are recognized on a straight-line basis over the contract term, typically one year. Revenues are recognized for software licenses that require significant implementation and/or customization on a percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated project costs. Revenues are recognized for software licenses that do not require significant implementation/ customization upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.

The following table shows the percentage of net revenues that we generated on per-transaction, fixed-price and other bases.

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Contract basis:
Per-transaction	54.9%	60.5%	57.5%	62.7%
Fixed-price	26.9	19.5	23.9	18.2
Other	18.2	20.0	18.6	19.1

Total	100.0%	100.0%	100.0%	100.0%

We believe the proportion of total net revenues attributable to per-transaction and fixed-price contracts will continue to be significant. We have derived, and expect to continue to derive, a significant portion of our net revenues from a small number of large clients or their constituents. For example, our contract with the State of Missouri generated 9.3% and 9.7% of our total net revenues during the three and six months ended March 31, 2005, respectively. During the three and six months ended March 31, 2005, we also provided child support payment processing services for two state governments as a subcontractor to ACS State and Local Solutions, Inc., which generated 5.8% and 6.3%, respectively, of our total net revenues.

From time-to-time, we negotiate the modification, termination, renewal and/or other changes to contracts that may adjust the scope, duration or nature of the project, billing rates or price. If we significantly overestimate volumes for transaction-based contracts or underestimate the resources, expected pricing, costs or time required for fixed-price or per-transaction based contracts, our financial condition and results of operations would be materially and adversely affected. Substantially, all of our contracts are terminable by the client following limited notice and without significant penalty to the client. Thus, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operation.

RESULTS OF OPERATIONS

The following table provides an overview of changes in our results of operations for the three and six months ended March 31, 2005 from the same periods last year.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	March 31, 2005	March 31, 2004	Variance		March 31, 2005	March 31, 2004	Variance
			$ Amount	%			$ Amount	%
Net revenues	$35,277	$29,659	$5,618	18.9%	$66,956	$56,169	$10,787	19.2%
Costs and expenses	34,515	28,560	5,955	20.9%	67,407	56,592	10,815	19.1%

Income (loss) before other income, income taxes and discontinued operations	762	1,099	(337)	(30.7)%	(451)	(423)	(28)	(0.7)%
Other income	367	293	74	25.3%	646	570	76	13.3%

Income before income taxes and discontinued operations	1,129	1,392	(263)	(18.9)%	195	147	48	32.7%
Provision for income taxes	20	35	(15)	(42.9)%	20	70	(50)	(71.4)%

Income from continuing operations	1,109	1,357	(248)	(18.3)%	175	77	98	127.3%
Income (loss) from discontinued operations, net of income taxes	—	164	(164)	(100.0)%	—	(1,401)	1,401	100.0%

Net income (loss)	1,109	1,521	(412)	(27.1)%	175	(1,324)	1,499	*

* Not meaningful

Tier Technologies, Inc.

Net Revenues

During the three and six months ended March 31, 2005, net revenues increased $5.6 million and $10.8 million, respectively, over the same periods last year. Our net revenues rose by approximately 19% during both periods primarily because of increased net revenues generated by our PSSI and EPP segments. The increased net revenues generated by these two segments were offset by modest declines in the revenues earned by our GBPO segment. The following table presents the net revenues for each of our reportable segments for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	March 31, 2005	March 31, 2004	Variance		March 31, 2005	March 31, 2004	Variance
			$ Amount	%			$ Amount	%
Net revenues, by segment
GBPO	$11,636	$11,899	$(263)	(2.2)%	$21,128	$23,010	$(1,882)	(8.2)%
PSSI	13,010	9,808	3,202	32.6%	23,812	17,533	6,279	35.8%
EPP	10,631	7,952	2,679	33.7%	22,016	15,626	6,390	40.9%

Total net revenues	$35,277	$29,659	$5,618	18.9%	$66,956	$56,169	$10,787	19.2%

GBPO net revenues decreased $0.3 million and $1.9 million, respectively, during the three and six months ended March 31, 2005. The completion of a project in the third quarter of 2004 caused net revenues to a year over year decline of $1.8 million and $3.5 million, respectively, for the three and six months ended March 31, 2005. These decreases were largely offset by $2.3 million of additional revenue recognized in the quarter ending March 31, 2005, under our new five-year contract with the State of Michigan Office of Child Support State Disbursement Unit. The $3.2 million and $6.3 million increases in PSSI net revenues, during the three and six months ended March 31, 2005, respectively, resulted primarily from net revenues earned by EPOS following its acquisition by Tier. The respective $2.7 million and $6.4 million increases in EPP net revenues during the three and six months ended March 31, 2005, reflect increases of $1.7 million and $3.3 million, respectively, primarily from an increase in transaction and dollar volume of OPC payment processing services and $1.0 million and $3.1 million, respectively, from the EPOS acquisition.

The following table presents net revenues for the three and six months ended March 31, 2005 and 2004 by delivery offering:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	March 31, 2005	March 31, 2004	Variance		March 31, 2005	March 31, 2004	Variance
			$ Amount	%			$ Amount	%
Net revenues, by delivery offering
Transaction and payment processing	$21,931	$18,811	$3,120	16.6%	$42,488	$37,137	$5,351	14.4%
Systems design and integration	3,480	5,351	(1,871)	(35.0)%	6,651	9,191	(2,540)	(26.6)%
Maintenance and support services	6,240	4,572	1,668	36.5%	12,467	8,648	3,819	41.2%
Product sales and other services	3,626	925	2,701	*	5,350	1,193	4,157	*

Total net revenues	$35,277	$29,659	$5,618	18.9%	$66,956	$56,169	$10,787	19.2%

*	Not meaningful

During the three and six months ended March 31, 2005, net revenues from transaction and payment processing services increased $3.1 million and $5.4 million, respectively, primarily because of the previously discussed increases in EPP revenues of $2.7 million and $6.4 million, respectively. Net revenues from systems design and integration decreased $1.9 million and $2.5 million, respectively, for the three and six months ended March 31, 2005, primarily due to $1.1 million and $2.1 million, respectively, of decreases from a large pension project. In addition, systems design and integration net revenues in the three and six months ended March 31, 2005 were lower because of the 2004 completion of two projects that had generated $0.8 million and $1.0 million, respectively, during the three and six months ended March 31, 2004. Net revenues from maintenance and support services increased $1.7 million and $3.8 million, respectively, during the three and six months ended March 31, 2004, primarily as a result of $1.0 million and $4.3 million, respectively, of net revenues attributed to the EPOS acquisition and $0.7 million and $1.5 million, respectively, of revenues from the state systems integration practice. Net revenues from product sales and other services increased $2.7 million and $4.2 million in the three and six months ended March 31, 2005, primarily as a result of $2.9 million and $4.0 million of product sales revenues attributed to the EPOS acquisition.

Tier Technologies, Inc.

Costs and Expenses

During the three and six months ended March 31, 2005, costs and expenses rose by approximately 20% from the same periods last year primarily because of increased costs associated with our EPOS acquisition, increased transaction and dollar volume of transactions processed by OPC and additional compensation costs. The follow table provides an overview of our costs and expenses during the three and six months ended March 31, 2005, compared with the same periods in fiscal year 2004.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	March 31, 2005	March 31, 2004	Variance		March 31, 2005	March 31, 2004	Variance
			$ Amount	%			$ Amount	%
Direct costs	$23,061	$19,399	$3,662	18.9%	$44,944	$37,367	$7,577	20.3%
General and administrative	6,871	6,293	578	9.2%	13,751	12,593	1,158	9.2%
Selling and marketing	3,013	1,756	1,257	71.6%	5,592	3,133	2,459	78.5%
Depreciation and amortization	1,570	1,107	463	41.8%	3,120	2,238	882	39.4%
Restructuring and other charges	—	5	(5)	*	—	1,261	(1,261)	*

Total costs and expenses	$34,515	$28,560	$5,955	20.9%	$67,407	$56,592	$10,815	19.1%

*	Not meaningful.

The following sections provide additional insight on the causes of significant increases and decreases shown in the above table.

Direct costs. Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients. For our state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs. For our EPP segment, direct costs consist primarily of credit and debit card interchange fees, processing fees, telecommunication costs and other third-party costs.

In total, direct costs increased $3.7 million and $7.6 million, respectively, for the three and six months ended March 31, 2005, compared with the same periods last year. These increases were primarily attributable to the inclusion of $2.3 million and $4.9 million, respectively, of costs from our EPOS acquisition in the three and six months ended March 31, 2005, with no corresponding costs during the same periods last year. Also, during the three and six months ended March 31, 2005, OPC’s interchange costs rose $1.5 million and $2.7 million, respectively, due to increased transaction and dollar volume. Direct costs included $0.5 million and $1.1 million, respectively, of depreciation and amortization for the three and six months ended March 31, 2005 and included $0.5 million and $1.0 million for the three and six months ended March 31, 2004.

General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions, as well as OPC’s engineering, client implementation, client service and customer service departments and information systems. General and administrative expenses for the three and six months ended March 31, 2005 increased $0.6 million and $1.2 million, respectively, from the same periods last year. The increases in general and administrative expenses for the three and six months ended March 31, 2005, were primarily driven by $1.1 million and $2.1 million of costs from our EPOS acquisition with no cost in the corresponding periods last year. Our results for the six months ended March 31, 2005 were also impacted by $0.7 million of professional fees relating to due diligence of an acquisition prospect that did not materialize. The effect of these increases was partially offset by one-time charges recognized in fiscal 2004 associated with the termination of the CalPERS contract. We expect our general and administrative expenses for fiscal 2005 will be higher than those during fiscal 2004, primarily because of compliance costs associated with the Sarbanes-Oxley Act.

Selling and marketing. Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 71.6% to $3.0 million for the three months ended March 31, 2005 and increased 78.5% to $5.6 million for the six months ended March 31, 2005, from the same periods last year. These increases primarily resulted from compensation-related increases of $1.4 million and $1.8 million, respectively, during the three and six months ended March 31, 2005, which primarily reflect the addition of sales staff from the EPOS acquisition, an increase in PSSI’s direct sales force and bonuses associated with the successful sales efforts that resulted in a

Tier Technologies, Inc.

significant new state project. The remainder of the increases primarily reflects other selling and marketing costs associated with our EPOS acquisition. We expect selling and marketing expenses for fiscal year 2005 to be higher than fiscal year 2004 because of our investment in business development. We expect selling and marketing expenses to fluctuate from quarter to quarter due to items, such as increased advertising and marketing expense for the April 15th federal tax season.

Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs. For EPP, no depreciation and amortization expense is included in direct costs. During the three and six months ended March 31, 2005, depreciation and amortization expenses rose by $0.5 million and $0.9 million, respectively, or 41.8% and 39.4%, over prior year results. These increases resulted from depreciation and amortization associated with the EPOS acquisition.

Restructuring and other charges. We did not incur any restructuring or other charges during the six months ended March 31, 2005. However, during the three and six months ended March 31, 2004, we incurred $5,000 and $1.3 million of restructuring charges, including $0.9 million of severance costs, $0.2 million of office closure costs and $0.1 million of asset impairment charges.

Other Income

Equity in Net Loss of Unconsolidated Affiliate. Our results for the three and six months ended March 31, 2005 included losses of $0.2 million and $0.3 million, respectively, representing a 45% share in the loss of CPAS, which was purchased in October 2004.

Net Interest Income. During the three and six months ended March 31, 2005, net interest income rose $0.2 million and $0.3 million, respectively, or 77.1% and 57.5%, respectively, over the same periods last year. This increase reflects a shift in the current fiscal year from tax-free investments, which typically yield a lower interest rate, to taxable investments that typically yield higher interest.

Provision for Income Taxes

During the three and six months ended March 31, 2005 and 2004, we reported minimal net provisions for income taxes, which represented expected minimum state tax payments. In accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes (“SFAS No. 109”), we established a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years. As a result, no net provisions for income taxes are reflected on our condensed consolidated statements of operation at the present time.

Discontinued Operations

There were no discontinued operations for the three or six months ended March 31, 2005. However, there was $0.2 million of income during the three months ended March 31, 2004 and $1.4 million of losses during the six months ended March 31, 2004. These results from discontinued operations represent the historical operating results of our U.S. Commercial Services and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility, all of which may be used for letters of credit. This credit facility expires on June 30, 2005, and bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At March 31, 2005, there were $1.7 million of standby letters of credit outstanding under this facility. The credit facility is collateralized by first priority liens and security interests on our assets. The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. The

Tier Technologies, Inc.

credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. During the six months ending March 31, 2005, we were in compliance with all the covenants of the credit facility.

In April 2004, we issued a letter of credit in the amount of $935,000, which was used to guarantee CPAS’ performance bond, required by a project contract that is anticipated to be completed in August 2005. In conjunction with this guarantee, we entered into an indemnification agreement with the third party that pledges to hold us harmless, indemnify and make us whole from and against any and all amounts actually claimed or withdrawn and other business related consideration. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recorded a liability for the $935,000 fair value in accrued liabilities and an equal receivable in prepaid expenses and other current assets. The recorded amounts will be eliminated if we are released from the risk upon expiration or settlement of the obligation.

In addition to the letters of credit issued under the credit facility mentioned above, we had letters of credit totaling approximately $3.2 million, which were collateralized by certain securities in our long-term investment portfolio at March 31, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Net cash from continuing operations provided by operating activities was $0.8 million and $17.2 million in the six months ended March 31, 2005 and 2004, respectively, a decrease of $16.4 million. This decrease in net cash from continuing operations provided by operating activities is largely attributable to increase in accounts receivable balances, which reflects the inclusion of a $6.5 million income tax refund in the quarter ended December 31, 2003.

Net cash from continuing operations provided by investing activities was $4.0 million and $2.7 million in the six months ended March 31, 2005 and 2004, respectively. This increase in the cash provided by investing activities was partially offset by a $5.7 million increase in cash used for net capital acquisitions and $4.1 million of cash used for the purchase of 45% of CPAS’ outstanding stock.

The net cash from continuing operations provided by financing activities for the six months ended March 31, 2004 resulted primarily from the exercise of employee stock options. The reduction in the cash flows from financing activities primarily reflects a decrease in stock options exercised by employees and purchased under the Employee Stock Purchase Plan.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facility will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; initiation of large child support payment processing contracts which typically require large cash outlays for capital expenditures and staff-up cost; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility and employee growth. To the extent that our existing capital resources are not sufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The raising of additional capital may dilute our shareholders’ ownership in us.

In 2003, we renewed our focus on our core Government Services businesses and exited unprofitable businesses or marginally profitable business operations. Additional goodwill and intangible asset impairment charges of approximately $0.9 million were incurred during the six months ended March 31, 2004, of which approximately $0.1 million was included in restructuring charges and approximately $0.8 million was included in loss from discontinued operations. We also incurred additional severance of $1.7 million, of which approximately $903,000 was included in restructuring and other charges and approximately $0.8 was included in loss from discontinued operations. During the six months ended March 31, 2005, we made restructuring cost cash payments of $0.4 million for severance and $0.2 million for facilities.

Tier Technologies, Inc.

Due to the current economic climate, the performance bond market has substantially changed, resulting in reduced availability of bonds, increased cash collateral requirements and increased premiums. Some of our government contracts require a performance bond and future requests for proposals may also require a performance bond. Our inability to obtain performance bonds, increased costs to obtain such bonds or a requirement to pledge significant cash collateral in order to obtain such bonds would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of March 31, 2005, we had not entered into any derivative transactions. Our contractual cash obligations increased by 4.6% or $0.6 million from September 30, 2004 to March 31, 2005, while other commercial commitments remained essentially level. The principal contributor to the change in contractual cash obligations was an 11.6% or $1.3 million increase in operating leases related primarily to one new state project.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our accounting policies, the following require estimates and assumptions that require complex subjective judgments by management, which can materially impact reported results: estimates of project costs and percentage of completion; estimates of effective tax rates, deferred taxes and associated valuation allowances; and valuation of goodwill and intangibles. Actual results could differ materially from management’s estimates.

A key element of our revenue recognition policy is to recognize all net revenues we earn. We evaluate each revenue arrangement to determine whether to record revenue gross, as principle, or net, as an agent or subcontractor. Generally, we record revenues on a gross basis when most of the following conditions exist: we are primarily obligated to complete the arrangement; we have latitude in pricing; we maintain credit risk or the risk of return; and we perform the service or have discretion in the supplier performing the service. We record revenues on a net basis when the preponderance of the above criteria does not exist.

We have several engagements that provide a combination of services from several delivery offerings as a part of the overall project. For these multiple element arrangements, we allocate revenue to each element based on the fair value of the delivery offering. In establishing fair value, we use prices charged on similar contracts. For multiple element contracts entered into beginning on July 1, 2003, we have followed the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force Abstract 00-21—Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). For these multiple element arrangements, we account for each unit of the contract as a separate unit when each unit provides value to the customer on a standalone basis and there is evidence of the fair value of the standalone unit. The implementation of EITF 00-21 does not have a material effect on our recognition of revenue.

For additional details about our revenue recognition policies and a full discussion of our other critical accounting policies and estimates, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Tier Technologies, Inc.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-Q.

Our quarterly net revenues, operating results and cash flows are volatile, may fluctuate significantly from quarter to quarter and may be difficult to forecast, which may cause the market price of our Class B common stock to fluctuate.

Our net revenues, operating results and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control. Among other things, these factors include:

•	the number, size and scope of projects in which we are engaged;

•	economic conditions in the markets we serve;

•	demand for our services generated by strategic partnerships and certain prime contractors;

•	our consultant utilization rates and the number of billable days in a particular quarter which may be significantly impacted by increased vacations and public holidays;

•	the seasonality of OPC’s business, due primarily to the fact that the majority of federal and state personal income tax payments are made in March and April and real estate and personal property tax payments may be made annually or semi-annually in many jurisdictions;

•	changes to processing fees charged to our EPP segment by its credit/debit card partners and financial institutions for processing payment transactions;

•	the contractual terms and degree of completion of projects;

•	any delays or costs incurred in connection with, or early termination of a project;

•	the amount and timing of costs related to our sales and marketing and other initiatives;

•	variability of software license fee revenue in a particular quarter;

•	start-up costs incurred in connection with the initiation of large projects;

•	the integration of acquisitions, without disruption to our other business activities; and

•	our ability to staff projects with our own salaried employees rather than hourly employees, hourly independent contractors and sub-contractors.

The timing and realization of opportunities in our sales pipeline make the timing and variability of net revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are relatively fixed in advance. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our Class B common stock. In addition, our operating results may fall below analysts’ and investors’ expectations, which could also cause the market price of our Class B common stock to decline significantly.

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

Tier Technologies, Inc.

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

We rely on a small numbers of projects, customers and target markets for significant portions of our net revenues, and our operating results and cash flows may decline significantly if we cannot keep or replace these projects or clients or if conditions in our target markets deteriorate.

We have derived, and believe that we will continue to derive, a significant portion of our net revenues from a limited number of clients. The completion or cancellation of a large project or a significant reduction in its scope would significantly reduce our net revenues and cash flows. Many of our contracts include provisions that allow our clients to terminate the contract with little, if any, penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our net revenues and cash flows.

For the six months ended March 31, 2005, our ten largest clients represented 62.9%, including one contract that generated 9.7% of our total net revenues. In addition, the volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may elect not to use our services in a subsequent period. The premature termination of any of our significant contracts or subcontracts would reduce our net revenues and cash flows.

Because of our specific market focus, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our net revenues and cash flows. Because we derive a significant portion of our net revenues from a limited number of clients; at March 31, 2005 we had five clients with accounts receivable, retainers and unbilled balances totaling $14.4 million or 49% of our total balance. Unanticipated delays by these clients in remitting the amounts they owe could adversely affect our cash flow.

Our markets are highly competitive; if we do not compete effectively for any reason, we could face price reductions, reduced profitability and loss of market share.

The information technology, transaction processing and consulting services markets are highly competitive and served by numerous international, national and local firms. We may not be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including international consulting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources; generate greater net revenues; and have greater name recognition. In addition, there are relatively low barriers to entry into the information technology and consulting services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the information technology and consulting services markets.

Tier Technologies, Inc.

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

If we fail to estimate accurately the resources necessary to meet our obligations under fixed-price contracts or the volume of transactions or transaction dollars processed under our transaction-based contracts, we may incur losses on these contracts.

Underestimating the resources, costs or time required for a fixed-price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed-price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed-price contracts, we generally receive our fee if we meet specified deliverables, such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project. If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations.

If we encounter difficulties in attracting or retaining qualified accounting staff, we may not be able to remedy identified weaknesses in our accounting function.

In connection with the audit of our financial statements for fiscal 2004, our independent auditors advised us that we had a material weakness in our internal controls over financial reporting related to insufficient personnel resources and technical accounting expertise within our accounting function. As a result of the relocation of our accounting function from Walnut Creek, California to Reston, Virginia, we had to restaff many of the positions in that function, and have not yet filled all open positions. While we have hired a Director of SEC Reporting and Compliance, we need to hire additional qualified personnel to fill other open accounting positions to fully remediate the material weakness identified by our auditors. The current employment market for qualified individuals with accounting backgrounds is very tight, and we may encounter difficulties identifying, attracting and/or retaining such individuals. If we are unable unsuccessful in this staffing effort, we might not be able to fully remedy the identified material weakness.

We may discover other material weaknesses in our internal controls over financial reporting and our independent auditors may not be able to certify as to the effectiveness of our internal controls, which could have a significant and adverse effect on our business.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as “Section 404.”

Tier Technologies, Inc.

Currently, we are performing the system and process evaluation and testing of our controls, which is required to comply with the Section 404 management assessment and auditor certification requirements, which initially will apply to us as of September 30, 2005. In the course of our ongoing Section 404 evaluation, we may identify significant deficiencies or material weaknesses in internal controls that we must remediate. If we are unable to remediate any identified weaknesses on a timely basis, our independent auditors may issue an adverse opinion on our internal controls. If this were to occur, investor confidence could be harmed and our stock price could decline.

Compliance with new or changed laws and regulations may result in additional expenses and may impair our ability to provide services.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities.

In addition, we are subject to numerous federal, state and local laws, regulations and rules in connection with our services. New laws, regulation or industry may be enacted, or existing ones changed, which could negatively impact services and revenues. Taxes or fees may be imposed, or we could be subject to addition requirements in regard to privacy, security, qualification and government compliance. For our processing services, we are also subject to the rules of the National Automated Clearing House Association and the applicable credit/debit card association rules. A change in these laws, regulations or rules could restrict or eliminate our ability to provide services, as well as increase costs, impair growth and make our services unprofitable.

An investigation involving the child support payment processing industry could force us to incur unusual expenses and may negatively affect our business reputation.

In June 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the Department of Justice (“DOJ”) involving the child support payment processing industry. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us and our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. We anticipate that we will incur additional expenses as we continue to cooperate with the investigation. Such expenses, any restitution payments that we are required to make and any negative publicity in connection with the investigation could compromise our financial results and damage our reputation. Additionally, we cannot estimate what impact, if any, that our involvement in this investigation will have on our ability to compete and win new child support payment processing opportunities.

Within our EPP segment, OPC’s business model is continuing to evolve; it is difficult to evaluate OPC’s business and its ability to maintain profitability.

At the end of July 2002, we acquired OPC, which had a history of losses. Although OPC has cumulatively increased revenues since the acquisition has reduced certain operating expenses as we integrated this acquisition and is currently profitable, there can be no assurance that OPC will maintain profitability in the future.

The use of credit and debit cards and electronic checks to make payments to government agencies is still relatively new and evolving. To date, OPC’s business has primarily provided credit and debit card payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes and fines for traffic violations and parking citations. Payment by electronic check is an additional payment option that OPC has implemented for electronic transactions. OPC’s business model is based on consumers’ willingness to pay a convenience fee, in addition to their required government or other payment, for the use of OPC’s credit or debit card and electronic check payment option. Our success with respect to OPC will depend on maintaining OPC’s relationship with the IRS and on maintaining existing, and developing additional relationships with state and

Tier Technologies, Inc.

local government agencies, especially state taxing authorities, and their respective constituents. In addition, if consumers are not receptive to paying a convenience fee, card associations could change their rules and not allow us to charge the convenience fees; or credit or debit card issuers could eliminate or reduce the value of rewards obtained under their respective rewards programs, which could cause the demand for OPC’s services to stagnate or diminish. OPC is charged processing fees by its credit/debit card partners and financial institutions for processing payments. The processing fees OPC is charged can be changed with little or no notice. Any increase in the fees charged to OPC would raise costs, reduce margins and harm our profitability.

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

Demand for OPC’s services could also be adversely affected by a decline in the use of the Internet. Factors that could reduce the level of Internet usage or electronic commerce include the actual or perceived lack of security or privacy of information, traffic congestion or other Internet access delays, excessive government regulation, increases in access costs, or the unavailability of cost-effective high speed service.

Our ability to grow our business will suffer if we are unable to attract, integrate and retain qualified personnel and key employees.

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

Because we sometimes work with third parties and use third-party software in providing products and services to clients, any failure by these third parties to satisfactorily perform their obligations could hurt our reputation, operating results and competitiveness.

We frequently join with other organizations to bid and perform an engagement. In these engagements, we may engage subcontractors or we may act as a subcontractor to the prime contractor of the engagement. We also use third-party software or technology providers to jointly bid and perform engagements. Our ability to service some of our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. In these situations, we depend on the software, resources and technology of these third parties in order to perform work under the engagement. We also rely on a third-party co-location facility for our primary data center and we utilize third-party processors to complete payment transactions and third party software providers for system, security and infrastructure facilities. Failure of third parties to meet their contractual obligations or other actions or failures attributable to these third parties or their products or to the prime contractor or subcontractor could adversely impact a project, damage our reputation and compromise our ability to attract new business. In addition, the inability to negotiate terms of a contract with a third party, the refusal or inability of these third parties to permit continued use of their software, services or technology by us, our inability to gain access to

Tier Technologies, Inc.

software that has been placed in escrow by third parties, or the discontinuance or termination by the client or prime contractor of our services or the services of a key subcontractor, would harm our operating results and the competitiveness of our products and services and may adversely affect our ability to serve new clients. If we are unable to meet our contractual requirements with our clients, we could be subjected to claims by our clients.

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

Currently, our EPP segment’s clients and credit/debit card issuers provide a significant portion of the publicity for our services at no charge to us. If clients or credit/debit card issuers cease to publicize our services or charge us for this publicity, advertising costs will increase substantially, which could adversely affect our profitability. While the EPP segment endeavors in its client agreements to require such clients to undertake such advertising activities, many of the clients and payment card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so. In addition, the clients may publicize other services, including those of competitors, which would cause our revenues to decline.

Also, OPC and its credit/debit card partners advertise under co-operative advertising programs. If OPC’s credit/debit card partners fail to contribute to a co-operative advertising program, OPC’s ability to advertise may be compromised.

We depend on government agencies for our net revenues and the loss or decline of existing or future government agency funding could cause our net revenues and cash flows to decline.

A significant portion of our revenues are derived from federally mandated child support transaction processing services fees, as well as from convenience fees earned by our EPP segment with respect to payments

Tier Technologies, Inc.

made by constituents primarily to government agencies. The balance of our net revenues is derived from other services provided to government agencies. Some of these net revenues may be subject to budget cuts and constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause. In addition, revisions to, or repeals of, mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our net revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders by from such a client, would also significantly reduce our net revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. The failure by us, or by third parties on an engagement in which we are a subcontractor, to meet a client’s expectations in the performance of the engagement could damage our reputation and compromise our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in starting or completing such projects may result in termination of the contract, client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our project costs.

Our EPP segment’s electronic payment services and our GBPO segment’s child support payment processing services are designed to provide payment management functions and, in the case of some of our child support payment processing contracts, serve to limit our clients’ risk of fraud or loss in effecting transactions with their constituents. As electronic services become more critical to our clients, we may be subjected to claims or fines regarding our alleged liability for the processing of fraudulent or erroneous transactions. Our services depend on hardware, software and supporting infrastructure that is internally developed, purchased and licensed from third parties. Although we conduct extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released. In addition, we may experience disruptions in service from third-party providers. To the extent that defects or errors are undetected by us in the future or cannot be resolved satisfactorily or in a timely manner once detected, our business could suffer. If one or more liability claims were brought against us, even if unsuccessful, their defense would likely be time consuming, costly and potentially damaging to our reputation.

The software products we provide compete in markets that are changing rapidly and we must develop, acquire and introduce new products and technologies to grow our net revenues and remain competitive.

The markets for products we provide are characterized by rapid technological change, changes in client demands and evolving industry standards. As a result, our future success will continue to depend on our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly

Tier Technologies, Inc.

delayed in their introduction, our business could be seriously harmed. Software products as complex as those offered by us may contain undetected defects or errors particularly when first introduced or as new versions are released. Although we have not experienced significant adverse effects resulting from software errors, we cannot be certain that, despite testing by us and our clients, defects or errors will not be found in new products or enhancements after general release, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

Our EPP segment’s net revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments. Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates. A decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce revenues from convenience fees. A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may reduce revenues from convenience fees. In addition, a decline in the economy may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers’ use of our services. If the economy declines, our results of operations and cash flows could be adversely affected.

We could suffer material losses if our systems, security or operations fail or are disrupted.

Any system failure, including network, security software or hardware failure or operations disruptions, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage, capacity constraints, health epidemics or terrorist attacks, could cause interruptions, outages, delays in our business, loss of data or damage to our reputation. Any system failure, disruption or outage in our EPP unit’s business, particularly during income tax season, could significantly harm our reputation and cause our results of operations and financial condition to suffer. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our child support transaction processing, could be suspended or interrupted, and we could incur contractual penalties. There can be no assurance that our security measures or

Tier Technologies, Inc.

procedures will be effective to prevent security breaches or failures. Compromise, circumvention or failure of security systems or procedures may result in losses, including system outages, fraud, inadvertent disclosure or misappropriation of confidential and personally identifiable information, any of which would have a material adverse effect on our reputation and could result in significant remedial costs and liability. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system, security or operational failure or disruption.

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

Any failure in a client’s system or failure to meet a material deliverable could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. Any claim by a shareholder or derivative action brought by a shareholder could result in a material liability to us. Our insurance, which includes coverage for errors or omissions and directors’ and officers’ liability, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would significantly harm our financial results.

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

Tier Technologies, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percentage points from levels at March 31, 2005, we estimate that the fair value of the portfolio would decrease by approximately $0.9 million. We anticipate having the ability to hold our fixed-income investments until maturity and, therefore, do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the steps we took to remediate the material weakness, as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, in connection with the audit of our financial statements for the fiscal year ended September 30, 2004, by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm, PwC informed the Audit Committee and management on December 15, 2004 that they had identified a deficiency in our internal control structure that was considered a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants. We believe that this material weakness began after we closed our books with respect to the quarter ended June 30, 2004, with the help of certain key members of our Walnut Creek staff acting as consultants, and continued to exist at March 31, 2005, the end of the period covered by this Form 10-Q.

We believe this situation is due primarily to the relocation of our accounting function from Walnut Creek, California to Reston, Virginia and the resulting need to restaff all but one of the positions in that function. As previously disclosed, we relocated our accounting, financial planning, information technology, legal, human resources and facilities management functions to Reston during the quarter ended June 30, 2004, and closed our Walnut Creek facility effective at the end of that quarter. Of our Walnut Creek finance and accounting staff, consisting of approximately 35 full time equivalents at the time of the Walnut Creek closing, only the Chief Financial Officer remained with us following the relocation. Accordingly, during the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, we were engaged in an effort to fill those positions with new personnel. We have not yet filled all of the open positions, and the new staff in the positions we have filled are still becoming familiar with their responsibilities and with our policies and procedures.

Tier Technologies, Inc.

Members of our new accounting staff in Reston closed our books with respect to the quarter ended June 30, 2004 with the help of several key members of our Walnut Creek staff, including our former Controller, who agreed to continue to work with us on a temporary consulting basis to help close the quarter ended June 30, 2004.

The turnover of the entire accounting staff, other than the Chief Financial Officer, during the quarter ended September 30, 2004, resulted in the loss of significant knowledge of and experience with our accounting policies and procedures. This loss of experience, coupled with the incompleteness of our accounting staff, was greater than anticipated and led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter and year ended September 30, 2004. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our Form 10-K for the fiscal year ended September 30, 2004 by December 14, 2004, the filing deadline. PwC advised us that the insufficient personnel resources and technical accounting expertise within our accounting function that caused the delays reflected a material weakness in our internal controls over financial reporting.

On December 15, 2004, we timely filed a Form 12b-25 that provided an extension until December 29, 2004 for the filing of the Form 10-K. We then filed the Form 10-K on December 28, 2004, within the extension period. The Form 10-K included an unqualified audit opinion from PwC with respect to our consolidated financial statements included therein.

Our management and our Audit Committee developed a plan to remediate the material weakness, which we are in the process of implementing. This plan involved hiring additional qualified personnel to fill open positions within the accounting, financial planning and compliance functions, and to increase the level of accounting expertise of current personnel by means of training, as well as ensuring that all of our accounting and finance staff are thoroughly trained in the application of our accounting policies and procedures and internal controls.

We believe that we have made significant progress toward remediating the material weakness. During the quarter ended March 31, 2005, we hired a Director of SEC Reporting and Compliance in March 2005 to coordinate the preparation of SEC filings and to serve as our technical lead on monitoring, researching and ensuring compliance with accounting principles generally accepted in the United States; SEC rules, regulations and Staff Accounting Bulletins; and Public Company Accounting Oversight Board activity. The individual selected for this position is a certified public accountant and a certified managerial accountant and has nearly 20 years of experience managing the SEC reporting process and ensuring compliance with accounting and regulatory standards. Tier also hired other qualified individuals to fill a number of other key positions in the accounting function. We continue to seek qualified individuals to fill the positions of Controller and Director of Financial Accounting.

In the interim, we have been performing additional periodic monitoring, including: financial reviews of each operating segment analyzing actual against projected performance; balance sheet accounting reconciliation reviews to identify any unusual items or items that have been outstanding for more than the current period; income statement reviews focusing on variances to plan, forecast and the prior year; and consulting appropriate authoritative accounting literature for any new accounting issues that may arise to ensure that the financial statements are presented fairly in accordance with accounting principles generally accepted in the United States.

We are not able at this time to determine the overall costs of the remediation, but expect to incur additional expenses for staff salaries, consultants and other items. Although we are aggressively seeking to fill the remaining necessary positions, we cannot predict how long it will take to do so, particularly in light of the very tight job market for experienced accounting professionals in Northern Virginia and throughout the country.

PART II. OTHER INFORMATION

Executive Compensation

On May 3, 2005, the Compensation Committee of Tier’s Board of Directors approved a base salary increase for an executive officer who was named in the Summary Compensation Table of the Company’s 2004 Proxy Statement. Specifically, the base salary of Donald Fairbairn, Senior Vice President Human Resources was increased to $212,000, which represents a 6% increase in base salary.

Tier Technologies, Inc.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and Release dated March 9, 2005 by and between the Company and Jeffrey A. McCandless(1)*

10.2	Executive Incentive Metrics for the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, dated May 3, 2005.†*

10.3	Incentive Compensation Plan, amended October 26, 2004(2)*

10.4	Senior Vice President—Human Resources Compensation Summary, dated May 3, 2005.†*

10.5	Offer Letter between Company and David Fountain, dated May 2, 2005.†*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan required to be filed as an exhibit to this report.
†	Filed herewith.
(1)	Filed as an exhibit to Form 8-K, filed on March 14, 2005, and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed on May 5, 2005, and incorporated herein by reference.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: May 6, 2005

	By:	/s/ Jeffrey A. McCandless
Jeffrey A. McCandless
Chief Financial Officer
(Principal Financial and Accounting Officer)