Form 10-Q
period 2005-06-30
TIER TECHNOLOGIES INC
filed 2005-08-08
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195

TIER TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10780 Parkridge Boulevard, Suite 400

Reston, Virginia 20191

(Address of principal executive offices)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

(571) 382-1000

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

At August 1, 2005, there were 20,373,631 shares of the Registrant’s Common Stock outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,425	$30,993
Investments in marketable securities	34,469	35,225
Accounts receivable, net	18,690	16,091
Unbilled receivables	7,880	5,046
Short-term portion of notes and accrued interest receivable from related parties	484	405
Prepaid expenses and other current assets	7,469	6,699

Total current assets	91,417	95,459

Property, equipment and software (net of $21,935 and $22,941 depreciation and amortization at June 30, 2005 and September 30, 2004, respectively)	13,480	7,158
Long-term notes and accrued interest receivable from related parties, less current portion	2,255	2,001
Goodwill	40,594	37,824
Other acquired intangible assets, net	27,226	30,761
Restricted investments	3,329	3,329
Investment in unconsolidated affiliate	674	—
Other assets	1,738	1,937

Total assets	$180,713	$177,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,661	$2,626
Income taxes payable	7,252	7,007
Accrued compensation liabilities	5,480	4,623
Accrued subcontractor expenses	3,545	2,478
Other accrued liabilities	7,187	7,501
Deferred income	4,975	5,269
Other current liabilities	113	228

Total current liabilities	30,213	29,732

Other liabilities	2,065	1,787

Total liabilities	32,278	31,519

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value (Class B stock authorized: 42,600 shares; Class B stock issued and outstanding: 20,373 and 20,324 shares at June 30, 2005 and September 30, 2004, respectively)	172,510	172,136
Notes receivable from shareholders	(1,773)	(1,773)
Accumulated other comprehensive loss	(43)	(258)
Accumulated deficit	(22,259)	(24,155)

Total shareholders’ equity	148,435	145,950

Total liabilities and shareholders’ equity	$180,713	$177,469

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net revenues	$49,649	$40,733	$116,605	$96,902

Costs and expenses:
Direct costs	35,521	28,111	80,465	65,479
General and administrative	7,445	6,951	21,196	19,543
Selling and marketing	3,161	2,003	8,753	5,136
Depreciation and amortization	1,504	1,160	4,624	3,398
Restructuring and other charges	—	1,847	—	3,108

Total costs and expenses	47,631	40,072	115,038	96,664

Income before other income (loss), income taxes and loss from discontinued operations	2,018	661	1,567	238

Other income (loss):
Equity in net loss of unconsolidated affiliate	(110)	—	(362)	—
Realized loss on impairment of investments	(494)	—	(494)	—
Net interest income	479	305	1,377	875

Total other income	(125)	305	521	875

Income before income taxes and discontinued operations	1,893	966	2,088	1,113
Provision for income taxes	172	35	192	105

Net income from continuing operations	1,721	931	1,896	1,008

Loss from discontinued operations, net of income taxes	—	(17)	—	(1,418)

Net income (loss)	$1,721	$914	1,896	$(410)

Income from continuing operations, net of income taxes:
Per basic share	$0.09	$0.05	$0.10	$0.05
Per diluted share	$0.09	$0.05	$0.10	$0.05

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$—	$—	$—	$(0.08)
Per diluted share	$—	$—	$—	$(0.07)

Net income (loss):
Per basic share	$0.09	$0.05	$0.10	$(0.02)
Per diluted share	$0.09	$0.05	$0.10	$(0.02)

Shares used in computing:
Basic income (loss) per share	19,477	19,030	19,463	18,846
Diluted income (loss) per share	19,578	19,513	19,580	19,229

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net income (loss)	$1,721	$914	$1,896	$(410)

Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(231)	(197)	(309)	(224)
Impact of realized losses (transferred out of AOCI)	494	—	494	—
Foreign currency translation adjustment	(54)	(10)	30	244

Other comprehensive income (loss)	209	(207)	215	20

Comprehensive income (loss)	$1,930	$707	$2,111	$(390)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,896	$1,008
Non-cash items included in net income:
Depreciation and amortization	6,579	5,081
Recognized loss on impairment of investments	494	—
Goodwill and other assets impairment charge	—	571
Stock options revision charge	—	552
Provision for doubtful accounts	689	482
Recognized loss from forgiveness of employees’ notes	34	8
Equity loss in 45%-owned unconsolidated affiliate	362	—

Net effect of changes in assets and liabilities:
Accounts receivable	(3,288)	4,891
Prepaid expenses and other assets	(3,774)	(1,003)
Accounts payable and accrued liabilities	952	8,692
Deferred revenue	(294)	(906)

Net cash from continuing operations provided by operating activities	3,650	19,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and sales of available-for-sale securities	32,013	84,120
Purchases of available-for-sale securities	(31,671)	(103,638)
Business combinations, net of cash acquired	—	(15,613)
Purchase of equipment and software	(8,832)	(2,605)
Investment in subsidiaries and unconsolidated affiliate	(4,000)	—
Other	135	27

Net cash from continuing operations used in investing activities	(12,355)	(37,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank line of credit	—	2,200
Repayments under bank line of credit	—	(2,200)
Net proceeds from issuance of Class B common stock	295	1,826
Capital lease obligations and other financing arrangements	(64)	(113)

Net cash from continuing operations provided by financing activities	231	1,713

Net cash used in continuing operations	(8,474)	(16,620)
Net cash (used in) provided by discontinued operations	(94)	248

Net decrease in cash and cash equivalents	(8,568)	(16,372)
Cash and cash equivalents at beginning of period	30,993	26,178

Cash and cash equivalents at end of period	$22,425	$9,806

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$43	$37
Income taxes refunded, net	$(41)	$(7,022)

Supplemental disclosures of non-cash transactions:
Equipment acquired under capital lease obligations and other financing arrangements	$40	$—
Common Stock issued in lieu of acquisition cost for investment	$79	$—
Conversion of Class A common stock to Class B Common stock	$—	$761
Class B common stock issued in business combination	$—	$4,447

See Notes to Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934, as amended. They are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the three and nine months ended June 30, 2005 may not be indicative of future results. In addition, accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and related notes for the periods presented. Material estimates in which management believes near-term changes could reasonably occur include: estimates of project costs and percentage of completion; estimates of effective tax rates, deferred taxes and associated valuation allowances; and valuation of goodwill and intangibles. Actual results could differ from management’s estimates.

Tier Technologies, Inc.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123R—Share-Based Payment

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

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$1,721	$914	$1,896	$(410)
Total stock-based compensation expense, determined under fair value-based method for all awards, net of tax effect	723	962	1,988	2,214

Pro forma net income (loss)	$998	$(48)	$(92)	$(2,624)

Net income (loss) per basic share:
As reported	$0.09	$0.05	$0.10	$(0.02)
Pro forma	$0.05	$—	$—	$(0.14)

Net income (loss) per diluted share:
As reported	$0.09	$0.05	$0.10	$(0.02)
Pro forma	$0.05	$—	$—	$(0.14)

During its evaluation of the financial impact of SFAS 123R, Tier is also evaluating a number of compensation alternatives that could be used to supplement and/or replace portions of its current share-based payment compensation. Therefore, the results shown in the above table are not necessarily indicative of Tier’s financial results upon implementation of SFAS 123R.

SFAS 154—Accounting Changes and Error Corrections

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154—Accounting Changes and Error Corrections (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate.

SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Tier will adopt this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on Tier’s financial position and results of operations.

Tier Technologies, Inc.

FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations

In March 2005, FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (“FIN 47”) was issued. FIN 47 provides interpretive guidance on the term “conditional asset retirement obligation,” which is used in SFAS 143—Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, but earlier adoption is encouraged. Thus, Tier is required to adopt this interpretation no later than September 30, 2006. The Company does not believe that the adoption of FIN 47 will have a material impact on Tier’s financial position or results of operations. Tier expects to implement FIN 47 beginning in the quarter ending September 30, 2006.

NOTE 3—CUSTOMER CONCENTRATION AND RISK

The Company derives a significant portion of its net revenues from a limited number of customers. For the nine months ended June 30, 2005 and 2004, revenue from one client totaled $17.5 million and $13.3 million, respectively, which represented 35.2% and 13.7%, respectively, of total net revenues.

The Company’s contracts with government agencies typically include a termination for convenience clause. The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest. Typically, the Company’s contracts with government agencies also provide for termination for cause.

The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on its financial condition and results of operations. Unbilled receivables were $7.9 million and $5.0 million at June 30, 2005 and September 30, 2004, respectively. Amounts will become billable upon completion of project milestones or customer acceptance. The entire unbilled receivables balance as of June 30, 2005 and September 30, 2004 was expected to become billable within one year. At June 30, 2005, two clients accounted for 44.9% and 19.1%, respectively, of total unbilled receivables and 21.5% and 19.1%, respectively, of total net accounts receivable and unbilled receivables. At September 30, 2004, two clients accounted for 42.3% and 29.6%, respectively, of total unbilled receivables and 30.9% and 10.0%, respectively, of total net accounts receivable and unbilled receivables.

At June 30, 2005 and September 30, 2004, accounts receivable and other assets included $2.8 million and $2.4 million, respectively, of retainers billed to, but not yet paid by clients under contractual retainage provisions. Nearly all of the outstanding retainer balances are expected within two years.

NOTE 4—AVAILABLE-FOR-SALE INVESTMENTS

Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities. Investments also include the Company’s ownership in equity investments in which it owns between 20% and 50% or has the ability to exercise significant influence, including the Company’s equity investment in CPAS. Restricted investments totaling $3.3 million at both June 30, 2005 and September 30, 2004, were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through August 2007. These investments are reported as Restricted Investments on the consolidated statements of financial position.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that Tier purchased the securities) are classified as cash equivalents. Beginning in March 2005, Tier changed its definition of cash equivalents to exclude certain investments from cash equivalents, such as mutual funds and auction rate securities. Securities, such as these, and all other securities that would not otherwise be included in Restricted Investments or Cash and Cash Equivalents, are classified on the consolidated balance sheets as Investments in marketable securities. With the exception of its equity investment in CPAS, the Company’s investments are categorized as “available-for-sale” under SFAS No. 115—Accounting for

Tier Technologies, Inc.

Certain Investments in Debt and Equity Securities. As such, the Company’s securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in the other comprehensive income. The following table shows the balance sheet classification, amortized cost and estimated fair values of available-for-sale investment securities at June 30, 2005:

(In thousands)	Amortized Cost	Unrealized (Loss)	Estimated Fair Value
Cash equivalents:
Commercial paper	$2,998	$(1)	$2,997
Money market funds	2,805	—	2,805

Total investments included in cash and cash equivalents	5,803	(1)	5,802

Investments in marketable securities:
Commercial paper	7,451	(4)	7,447
Municipal bonds	5,816	(22)	5,794
Mutual funds	3,760	—	3,760
U.S. government sponsored enterprise obligations	1,629	(11)	1,618
Debt securities	14,850	—	14,850
Equity securities	1,000	—	1,000

Total long-term investments	34,506	(37)	34,469

Restricted investments:
U.S. government sponsored enterprise obligations	3,370	(41)	3,329

Total U.S. government sponsored enterprise obligations	3,370	(41)	3,329

Total investments available-for-sale – June 30, 2005	$43,679	$(79)	$43,600

The Company evaluates certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that management considers when evaluating for other -than-temporary impairment include: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer, interest rates, credit risk, the value of any underlying portfolios or investments and Tier’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. Tier does not adjust the recorded book value for declines in fair value that it believes are temporary, if it has the intent and ability to hold the associated investments for the foreseeable future and it has not made the decision to dispose of the securities as of the reported date.

If the Company determines impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes a realized loss on the investment. During the quarter ended June 30, 2005, the Company concluded that its investment in two mutual funds was other-than-temporarily impaired and realized a $0.5 million loss on these securities. This loss is included in Realized loss on impairment of investments on the consolidated statements of operations.

NOTE 5—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

During the nine months ended June 30, 2005, the PSSI segment recorded $2.9 million of goodwill associated with Tier’s investment in CPAS. Tier also reduced goodwill in each of its segments to adjust for previously estimated acquisition costs. The following table discloses changes in goodwill during the nine months ended June 30, 2005 for each of Tier’s operating segments:

	Operating Segment			Total
(in thousands)	Government Business Process Outsourcing	Packaged Software and Systems Integration	Electronic Payment Processing
Balance at September 30, 2004	$5,298	$17,920	$14,606	$37,824
Additions	—	2,938	21	2,959
Reductions	(14)	(40)	(135)	(189)

Balance at June 30, 2005	$5,284	$20,818	$14,492	$40,594

Tier Technologies, Inc.

At June 30, 2005 and September 30, 2004, respectively, other acquired intangible assets, net, consisted of the following:

	June 30, 2005			September 30, 2004
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client relationships	$28,749	$(7,582)	$21,167	$28,640	$(5,429)	$23,211
Trademarks	3,200	(933)	2,267	3,200	(693)	2,507
Technology & research and development	5,029	(1,635)	3,394	4,920	(812)	4,108
Backlog and acquired contracts	600	(600)	—	675	(238)	437
Non-compete agreements	615	(217)	398	560	(62)	498

Other acquired intangible assets, net	$38,193	$(10,967)	$27,226	$37,995	$(7,234)	$30,761

NOTE 6—INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Income (loss) from:
Continuing operations, net of income taxes	$1,721	$931	$1,896	$1,008
Discontinued operations, net of income taxes	—	(17)	—	(1,418)

Net income (loss)	$1,721	$914	$1,896	$(410)

Denominator:
Weighted-average common shares outstanding	19,477	19,030	19,463	18,846
Effects of dilutive common stock options	101	483	117	383

Adjusted weighted-average shares	19,578	19,513	19,580	19,229

Income from continuing operations, net of income taxes:
Per basic share	$0.09	$0.05	$0.10	$0.05
Per diluted share	$0.09	$0.05	$0.10	$0.05

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$—	$—	$—	$(0.08)
Per diluted share	$—	$—	$—	$(0.07)

Net income (loss):
Per basic share	$0.09	$0.05	$0.10	$(0.02)
Per diluted share	$0.09	$0.05	$0.10	$(0.02)

During the three and nine months ended June 30, 2005, 152,500 and 813,737 options were granted. The following options to purchase shares of common stock are not included in the computation of diluted income (loss) per share because the exercise price is greater than the average market price of the Company’s common stock for the periods stated and therefore, the effect would be anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Weighted-average options excluded from computation of diluted income (loss) per share	1,960	1,177	1,934	1,263

Range of exercise prices per share:
High	$20.70	$20.70	$20.70	$20.70
Low	$8.17	$10.88	$8.30	$10.20

Tier Technologies, Inc.

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

	Three months ended					Nine months ended
(in thousands)	GBPO	PSSI	EPP	Eliminations	Total	GBPO	PSSI	EPP	Eliminations	Total
June 30, 2005:
Net revenues	$12,672	$13,874	$23,516	$(413)	$49,649	$33,800	$42,143	$45,532	$(4,870)	$116,605
Direct costs	$9,313	$8,990	$17,790	$(572)	$35,521	$23,588	$27,040	$33,550	$(3,713)	$80,465

June 30, 2004:
Net revenues	$11,777	$12,147	$16,809	$—	$40,733	$34,787	$29,680	$32,435	$—	$96,902
Direct costs	$7,310	$8,098	$12,703	$—	$28,111	$22,602	$19,986	$22,891	$—	$65,479

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

At June 30, 2005, the Company had restructuring liabilities totaling $1.2 million, of which $0.6 million was recorded in accrued liabilities. Nearly $0.6 million of restructuring liabilities was recorded in non-current other liabilities, of which $0.2 million is expected to be repaid each year during fiscal years 2006, 2007 and 2008. In addition, Tier included $21,000 of restructuring liabilities for discontinued operations in other current liabilities at June 30, 2005.

The following table summarizes the restructuring liabilities from September 30, 2004 to June 30, 2005:

(in thousands)	September 30, 2004	Cash Payments	June 30, 2005
Facilities closure:
Continuing operations	$816	$(158)	$658
Discontinued operations	114	(94)	20

Total facilities closure	930	(252)	678
Severance—Continuing operations	1,103	(587)	516

Total restructuring liabilities	$2,033	$(839)	$1,194

Except for the cash payments shown in the above table, there were no other reductions or additions to Tier’s restructuring liabilities.

Tier Technologies, Inc.

NOTE 9—DISCONTINUED OPERATIONS

In 2003, Tier restructured and abandoned its U.S. Commercial Services and United Kingdom Operations business units. Accordingly, the financial position, results of operations and cash flows for these business units have been reported as discontinued operations for each period presented. The operating results of the discontinued operations were as follows:

(in thousands)	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Net revenues	$53	$1,780

Loss from discontinued operations:
Before income taxes	$(17)	$(1,418)
Less income taxes	—	—

Loss from discontinued operations, net of income taxes	$(17)	$(1,418)

There were no additional revenues or losses from discontinued operations during the three or nine months ended June 30, 2005. At June 30, 2005 and September 30, 2004, the Company had net current liabilities of discontinued operations of $27,000 and $121,000, respectively.

NOTE 10—CONTINGENCIES AND COMMITMENTS

Legal Issues

In the normal course of business, Tier is periodically a party to miscellaneous litigation and/or claim matters, none of which are expected to have a material impact on Tier’s financial position, results of operations, or cash flows. Based upon management’s estimate of potential litigation costs, management has established a reserve of $0.4 million.

Bank Lines of Credit

At June 30, 2005, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit. The credit facility has a maturity date of September 30, 2005. The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at the Company’s option and is payable monthly. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. As of June 30, 2005, the Company has not identified any financial ratios which failed to meet the line of credit covenants.

As of June 30, 2005, standby letters of credit totaling $1.7 million were outstanding under this facility, including a $0.9 million standby letter of credit outstanding under the credit facility that was issued and used to guarantee the performance bond of CPAS required by a project contract that is anticipated to be completed in August 2005. In accordance with FASB Interpretation No. 45 (“FIN 45”)—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company recorded the $0.9 million fair value of the standby letter of credit associated with the CPAS performance bond in accrued liabilities and with an offsetting receivable in prepaid expenses and other current assets. This entry will be reversed if the Company is released from the risk upon expiration or settlement of the obligation.

In addition to the letters of credit issued under the credit facility, the Company had letters of credit totaling $3.2 million that were collateralized by certain securities in the Company’s long-term investment portfolio at June 30, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Tier Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. Our transaction processing services consist primarily of: 1) child support payment processing and related services for state government clients; and 2) electronic payment processing services for federal, state and local government clients, which allows those clients to offer their customers the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations. Our software and systems integration services primarily involve integrating our proprietary software products and licensed third-party software products into our clients’ business operations. During fiscal year 2005, we shifted our systems integration strategy from custom-developed solutions toward implementation and modification of packaged software—a strategy that we believe could increase profitability with a lower risk than building systems based on functional requirements.

During the three and nine months ended June 30, 2005, over 60% of our revenues were derived from transaction processing based operations and the remainder was derived from software and systems integration services. Most of our services generate net revenues from fees received directly from our clients; however, the majority of the revenues for our electronic payment processing services are derived from convenience fees paid by individual taxpayers or other end-users of our service.

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

We derive net revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services and bill clients primarily on per-transaction, fixed-price and time and materials bases. In accordance with accounting principles generally accepted in the United States, we recognize revenues as follows:

•	Transaction-based contracts—based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed;

•	Fixed-price contracts—recognized when our clients accept the services we provide; and

•	Other contracts—recognized based on contract type. Revenues for time and materials contracts are recognized when we perform services and incur expenses. Revenues for delivery-based contracts are recognized when we have delivered, and the customer has accepted, the product or service. Revenues for software maintenance contracts are recognized on a straight-line basis over the contract term,

Tier Technologies, Inc.

typically one year. Revenues are recognized for software licenses that require significant implementation and/or customization on a percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated project costs. Revenues are recognized for software licenses that do not require significant implementation/customization upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.

The following table shows the percentage of net revenues that we generated on per-transaction, fixed-price and other bases.

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Contract basis:
Per-transaction	67.1%	66.5%	60.5%	64.4%
Fixed-price	18.9	17.5	22.7	17.8
Other	14.0	16.0	16.8	17.8

Total	100.0%	100.0%	100.0%	100.0%

We believe the proportion of total net revenues attributable to per-transaction and fixed-price contracts will continue to be significant. We have derived, and expect to continue to derive, a significant portion of our net revenues from a small number of large clients or their constituents. For example, our contracts with the Internal Revenue Service (IRS) and the State of Missouri generated 25.7% and 7.1%, respectively, of our net revenues during the three months ended June 30, 2005 ;and generated 16.5% and 8.6%, respectively, of our total net revenues during the nine months ended June 30, 2005.

Each year, the IRS rotates the order in which it lists the names of the two companies that provide payment processing services. Taxpayers often opt to use the first listed payment processing servicer more frequently than the second payment processing servicer. Since Tier was the first payment service listed by the IRS in 2005, we expect that the proportion of our total net revenues attributable to our IRS arrangement may be higher in 2005 than it will be in 2006. However, the impact of this change will be mitigated somewhat as the IRS continues to expand the types of taxes that can be paid electronically.

In October 2004, Tier was awarded a five-year $85 million contract by the State of Michigan Child Support State Disbursement Unit. During the three and nine months ended June 30, 2005, this contract contributed $3.3 million and $5.7 million, respectively, to our net revenues. We strive to continue to grow our company organically, by expanding our customer base and the array of services we offer.

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

Tier Technologies, Inc.

RESULTS OF OPERATIONS

Our net income from continuing operations increased by $0.8 million or 85% during the three months ended June 30, 2005 and $0.9 million or 88% during nine months ended June 30, 2005 over the same periods last year. This growth is primarily attributable to the acquisition of EPOS in June 2004 and the award of a new five-year contract with the State of Michigan. The following table provides an overview of changes in our results of operations for the three and nine months ended June 30, 2005 from the same periods last year.

	Three Months Ended				Nine Months Ended
	June 30, 2005	June 30, 2004	Variance		June 30, 2005	June 30, 2004	Variance
(in thousands, except percentages)			$ Amount	%			$ Amount	%
Net revenues	$49,649	$40,733	$8,916	22%	$116,605	$96,902	$19,703	20%
Costs and expenses	47,631	40,072	7,559	19%	115,038	96,664	18,374	19%

Income before other income, income taxes and discontinued operations	2,018	661	1,357	205%	1,567	238	1,329	*
Other income (loss)	(125)	305	(430)	(141)%	521	875	(354)	(40)%

Income before income taxes and discontinued operations	1,893	966	927	96%	2,088	1,113	975	88%
Provision for income taxes	172	35	137	391%	192	105	87	83%

Income from continuing operations	1,721	931	790	85%	1,896	1,008	888	88%
Loss from discontinued operations, net of income taxes	—	(17)	17	*	—	(1,418)	1,418	*

Net income (loss)	$1,721	$914	$807	88%	$1,896	$(410)	$2,306	*

*	Not meaningful

Net Revenues

During the three and nine months ended June 30, 2005, net revenues increased $8.9 million and $19.7 million, respectively, over the same periods last year. The following table presents the net revenues for each of our reportable segments for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended				Nine Months Ended
	June 30, 2005	June 30, 2004	Variance		June 30, 2005	June 30, 2004	Variance
(in thousands, except percentages)			$ Amount	%			$ Amount	%
Net revenues, by segment
GBPO	$12,672	$11,777	$895	8%	$33,800	$34,787	$(987)	(3)%
PSSI*	13,461	12,147	1,314	11%	37,273	29,680	7,593	26%
EPP	23,516	16,809	6,707	40%	45,532	32,435	13,097	40%

Total net revenues	$49,649	$40,733	$8,916	22%	$116,605	$96,902	$19,703	20%

*	Excludes revenues that are eliminated during the consolidation of our accounting results of $413 and $4,870, respectively, for the three and nine months ended June 30, 2005.

GBPO net revenues increased $0.9 million and decreased $0.9 million, respectively, during the three and nine months ended June 30, 2005. The completion of a project in the third quarter of 2004 caused a year over year decline to net revenues of $2.0 million and $5.5 million, respectively, for the three and nine months ended June 30, 2005. These decreases were largely offset by $3.3 million and $5.6 million of additional revenue recognized in the quarter ending June 30, 2005, under our new five-year contract with the State of Michigan Office of Child Support State Disbursement Unit.

The $1.3 million and $7.6 million increases in PSSI net revenues, during the three and nine months ended June 30, 2005, respectively, resulted primarily from net revenues earned by EPOS following its acquisition by Tier, partially offset by a decline in the net revenues earned from the Pennsylvania State Employees Retirement System. The respective $6.7 million and $13.1 million increases in EPP net revenues during the three and nine months ended June 30, 2005, reflect increases of $5.2 million and $8.5 million, respectively, primarily from an increase in transaction and dollar volume of OPC payment processing services and $1.5 million and $4.6 million, respectively, from the EPOS acquisition.

Costs and Expenses

During the three and nine months ended June 30, 2005, costs and expenses rose by approximately 20% from the same periods last year primarily because of increased costs associated with our EPOS acquisition, increased transaction and dollar volume of transactions processed by OPC, as well as additional compensation costs.

Tier Technologies, Inc.

The follow table provides an overview of our costs and expenses during the three and nine months ended June 30, 2005, compared with the same periods in fiscal year 2004.

	Three Months Ended				Nine Months Ended
	June 30, 2005	June 30, 2004	Variance		June 30, 2005	June 30, 2004	Variance
(in thousands, except percentages)			$ Amount	%			$ Amount	%
Direct costs	$35,521	$28,111	$7,410	26%	$80,465	$65,479	$14,986	23%
General and administrative	7,445	6,951	494	7%	21,196	19,543	1,653	8%
Selling and marketing	3,161	2,003	1,158	58%	8,753	5,136	3,617	70%
Depreciation and amortization	1,504	1,160	344	30%	4,624	3,398	1,226	36%
Restructuring and other charges	—	1,847	(1,847)	*	—	3,108	(3,108)	*

Total costs and expenses	$47,631	$40,072	$7,559	19%	$115,038	$96,664	$18,374	19%

* Not meaningful.

The following sections provide additional insight on the causes of significant increases and decreases shown in the above table.

Direct costs. Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients. For our state child support payment processing center operations, direct costs also include facility, depreciation and amortization expense and direct overhead costs. For our EPP segment, direct costs consist primarily of credit and debit card interchange fees, processing fees, telecommunication costs and other third-party costs. Two changes led to the year-over-year in direct cost increases of $7.4 million and $15.0 million, respectively, for the three and nine months ended June 30, 2005. First, the inclusion of direct costs from acquisition of EPOS caused our direct costs during the three and nine months ended June 30, 2005 to rise by $2.3 million and $7.2 million, respectively, over the same periods last year. Second, a year-over-year rise in transaction and dollar volumes processed by OPC resulted in an increase of $4.4 million and $7.5 million, respectively, for the three and nine month periods.

General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions, as well as OPC’s engineering, client implementation, client service and customer service departments and information systems. General and administrative expenses for the three and nine months ended June 30, 2005 increased $0.5 million and $1.7 million, respectively, from the same periods last year. The increase in both periods was primarily attributable to additional general administrative expenses incurred by EPOS, which was acquired in June 2004, as well as additional expenditures associated with compliance Sarbanes-Oxley, higher accounting and finance personnel costs, additional legal expenses partially due to our Delaware reincorporation, and recruitment and severance expenses.

Selling and marketing. Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures. Selling and marketing expenses increased 58% to $3.2 million for the three months ended June 30, 2005 and increased 70% to $8.8 million for the nine months ended June 30, 2005, from the same periods last year. These increases primarily resulted from compensation-related increases of $1.4 million and $1.8 million, respectively, during the three and nine months ended June 30, 2005, which primarily reflect the addition of sales staff from the EPOS acquisition, an increase in PSSI’s direct sales force and bonuses associated with the successful sales efforts that resulted in a significant new state project. The remainder of the increases primarily reflects other selling and marketing costs associated with our EPOS acquisition. We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors such as increased advertising and marketing expense in anticipation of the April 15th federal tax season.

Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment and leasehold improvements and amortization of other intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs. For EPP, no depreciation and amortization expense is included in direct costs. During the three and nine months ended June 30, 2005, depreciation and amortization expenses rose by $0.3 million and $1.2 million, respectively, or 30% and 36%, over prior year results. These increases resulted from depreciation and amortization associated with the EPOS acquisition.

Tier Technologies, Inc.

Restructuring and other charges. We did not incur any restructuring or other charges during the nine months ended June 30, 2005. However, during the three and nine months ended June 30, 2004, we incurred the following restructuring charges:

(in thousands)	Three months ended June 30, 2004	Nine months ended June 30, 2004
Asset impairment charge	$436	$571
Severance charge resulting from restructuring	558	1,461
Office closure charge resulting from restructuring	853	1,076

Total costs and expenses	$1,847	$3,108

The asset impairment and office closure charges represents costs associated with the closure of our Walnut Creek office. The severance charge represents the severance costs resulting from the signing of a termination agreement with our former chief executive officer, including a $0.6 million charge due to the modification of his stock options based on the price of our Class B common stock on April 1, 2004.

Other Income

Equity in Net Loss of Unconsolidated Affiliate. Our results for the three and nine months ended June 30, 2005 included losses of $0.1 million and $0.4 million, respectively, representing a 45% share in the loss of CPAS, which was purchased in October 2004.

Realized loss on impairment of investments. During the quarter ended June 30, 2005, Tier recognized a $0.5 million other than temporary impairment on two mutual funds that are included in our portfolio of investments in marketable securities.

Net Interest Income. During the three and nine months ended June 30, 2005, net interest income rose $0.2 million and $0.5 million, respectively, or 57% and 57%, respectively, over the same periods last year. This increase reflects a shift in the current fiscal year from tax-free investments, which typically yield a lower interest rate, to taxable investments that typically yield higher interest.

Provision for Income Taxes

During both the three and nine months ended June 30, 2005 and 2004, we reported $0.2 million income tax expense, which represented expected minimum state tax payments. In accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes (“SFAS No. 109”), we established a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years. As a result, no net provisions for federal income taxes are reflected on our consolidated statements of operation at the present time.

Discontinued Operations

There were no discontinued operations for the three or nine months ended June 30, 2005. However, during the three and nine months ended June 30, 2004, Tier’s discontinued operations incurred losses of $17,000 and $1.4 million, respectively. These results represent the historical operating results of our U.S. Commercial Services and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility, all of which may be used for letters of credit. This credit facility has a maturity date of September 30, 2005, and bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At June 30, 2005, there were $1.7 million of standby letters of credit outstanding under this facility. The credit facility is collateralized by first priority liens and security interests on our assets. The credit facility contains certain restrictive covenants including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of

Tier Technologies, Inc.

additional debt. The credit facility requires the maintenance of certain financial covenants, including a minimum quarterly net income requirement, minimum tangible net worth, a minimum ratio of debt to tangible net worth and a minimum ratio of liquid assets to current liabilities. During the nine months ending June 30, 2005, we were in compliance with all the covenants of the credit facility.

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

In addition to the letters of credit issued under the credit facility mentioned above, we had letters of credit totaling approximately $3.2 million, which were collateralized by certain securities in our long-term investment portfolio at June 30, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Net cash from continuing operations provided by operating activities was $3.7 million and $19.4 million in the nine months ended June 30, 2005 and 2004, respectively, a decrease of $15.7 million. This decrease in net cash from continuing operations provided by operating activities is largely attributable to increases in accounts receivable and prepaid expenses, partially offset by decreases in accounts payable.

During the nine months ended June 30, 2005, our investing activities from continuing operations used $12.4 million of net cash, of which $8.8 million was used primarily to purchase equipment and software for our Michigan operations, $4.0 million was used primarily for the purchase of 45% of CPAS stock and our acquisition in MyLocalGov, and $0.4 million was generated from the net sales of our marketable securities. During the nine months ended June 30, 2004, our investing activities from continuing operations used $37.7 million, primarily because of the acquisition of EPOS.

The cash from continuing operations provided by financing activities declined from $1.7 million during the nine months ended June 30, 2004 to $0.2 million during the nine months ended June 30, 2005, due to a decline in the number of employee stock options that were exercised because of the current level of our stock price.

We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones, particularly for our pension software systems projects. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facility, will be adequate to fund our operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; initiation of large child support payment processing contracts which typically require large cash outlays for capital expenditures and staff-up cost; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility and employee growth. To the extent that our existing capital resources are not sufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The raising of additional capital may dilute our shareholders’ ownership in us.

In 2003, we renewed our focus on our core Government Services businesses and exited unprofitable businesses or marginally profitable business operations. Additional goodwill and intangible asset impairment charges of approximately $1.3 million were incurred for the nine months ended June 30, 2004, of which approximately $0.6 million was included in restructuring charges and approximately $0.8 million was included in loss from discontinued operations. Additional severance of $2.3 million, of which approximately $1.5 million resulted from the signing of a termination agreement with our former chief executive officer, was included in

Tier Technologies, Inc.

restructuring and other charges and approximately $0.8 million was included in loss from discontinued operations. Also included in restructuring charges for the nine months ended June 30, 2004 was $1.1 million related to estimated closure costs for an office and the consolidation of our Walnut Creek, California and Reston, Virginia offices (net of estimated sublease income of $1.5 million).

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of June 30, 2005, we had not entered into any derivative transactions. Our contractual cash obligations decreased by 3.4% or $0.5 million from September 30, 2004 to June 30, 2005. This decrease primarily reflects the continuing payoff of our remaining restructuring liabilities, partially offset by an increase in our operating lease obligations. Our other commercial commitments decreased by $2.1 million or 6.7% primarily because we were released from a performance bond requirement at the conclusion of our project with the State of New Jersey.

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

Our quarterly net revenues, operating results and cash flows are volatile, may fluctuate significantly from quarter to quarter and may be difficult to forecast, which may cause the market price of our common stock to fluctuate.

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

The timing and realization of opportunities in our sales pipeline make the timing and variability of net revenues difficult to forecast. A high percentage of our operating expenses, particularly personnel, facility and depreciation and amortization, are relatively fixed in advance. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our common stock. In addition, our operating results may fall below analysts’ and investors’ expectations, which could also cause the market price of our common stock to decline significantly.

Our common stock price and trading volume have been and could continue to be volatile, which could result in substantial losses for investors in our common stock.

Our common stock price and trading volume have been and could continue to be volatile. These price fluctuations may be rapid and severe and may leave investors little time to react. Factors that affect the market price of our common stock include:

•	quarterly variations in operating results;

Tier Technologies, Inc.

•	developments with respect to specific projects;

•	announcements of technological innovations or new products or services by us or our competitors;

•	general conditions in the information technology industry or the industries in which our clients compete;

•	changes in earnings estimates by securities analysts or us;

•	purchases of large blocks of our common stock by an individual investor or a related group of investors;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	integration of acquired assets and companies.

Fluctuations in the price of our common stock could cause investors to lose all or part of their investment.

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

For the nine months ended June 30, 2005, our ten largest clients represented 60.7% of our total net revenues, including one contract that generated 15.0% of our total net revenues. In addition, the volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may elect not to use our services in a subsequent period. The premature termination of any of our significant contracts or subcontracts would reduce our net revenues and cash flows.

Because we derive a significant portion of our net revenues from a limited number of clients, our accounts receivable likewise tend to be concentrated with a few customers at June 30, 2005 we had five clients with accounts receivable, retainers and unbilled balances totaling $16.1 million or 55% of our total balance. Unanticipated delays by these clients in remitting the amounts they owe could adversely affect our cash flow.

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

In connection with the audit of our financial statements for fiscal 2004, our independent registered public accounting firm during that period advised us that we had a material weakness in our internal controls over financial reporting related to insufficient personnel resources and technical accounting expertise within our accounting function. As a result of the relocation of our accounting function from Walnut Creek, California to Reston, Virginia, we had to restaff many of the positions in that function, and have not yet filled all open positions. As of June 30, 2005, nearly all vacant positions have been filled including the Chief Financial Officer and Controller positions. However, the current employment market for qualified individuals with accounting backgrounds is very tight, and we may encounter difficulties retaining existing staff or identifying and attracting such individuals in the future. If we are unsuccessful in our staffing efforts, our ability to fully remedy the identified material weakness could be delayed.

We may discover other material weaknesses in our internal controls over financial reporting and our independent auditors may not be able to certify as to the effectiveness of our internal controls, which could have a significant and adverse effect on our business.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as “Section 404.” Currently, we are performing the system and process evaluation and testing of our controls, which is required to comply

Tier Technologies, Inc.

with the Section 404 management assessment and auditor certification requirements, which initially will apply to us as of September 30, 2005. In the course of our ongoing Section 404 evaluation, we may identify significant deficiencies or material weaknesses in internal controls that we must remediate. If we are unable to remediate any identified weaknesses on a timely basis, our independent auditors may issue an adverse opinion on our internal controls. If this were to occur, investor confidence could be harmed and our stock price could decline.

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

In addition, we are subject to numerous federal, state and local laws, regulations and rules in connection with our services. New laws, regulation or industry practices may be enacted, or existing ones changed, which could negatively impact services and revenues. Taxes or fees may be imposed, or we could be subject to additional requirements in regard to privacy, security, qualification and government compliance. For our processing services, we are also subject to the rules of the National Automated Clearing House Association and the applicable credit/debit card association rules. A change in these laws, regulations or rules could restrict or eliminate our ability to provide services, as well as increase costs, impair growth and make our services unprofitable.

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

Within our EPP segment, OPC’s business model is continuing to evolve; therefore, it is difficult to evaluate OPC’s business and its ability to maintain profitability.

At the end of July 2002, we acquired OPC, which had a history of losses. Although OPC has cumulatively increased revenues since the acquisition, has reduced certain operating expenses as we integrated this acquisition and is currently profitable, there can be no assurance that OPC will maintain profitability in the future.

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

Tier Technologies, Inc.

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

Currently, OPC processes credit and debit card payments on behalf of VISA issuing banks for tax payments under a VISA tax pilot program that was created in March 2002. The pilot program has been extended to April 2008 and expanded to include additional tax types. The agreement can be terminated by any party upon written notice. VISA is currently evaluating the status of the program, and whether it will be continued. If VISA does not continue the tax pilot program or make it a permanent program, OPC would be limited in its ability to accept VISA cards, which would cause us to lose business and hurt our revenue and cash flow.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

Any system failure, including network, security software or hardware failure or operations disruptions, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage, capacity constraints, health epidemics or terrorist attacks, could cause interruptions, outages, delays in our business, loss of data or damage to our reputation. Any system failure, disruption or outage in our EPP unit’s business, particularly during income tax season, could significantly harm our reputation and cause our results of operations and financial condition to suffer. In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our child support transaction processing, could be suspended or interrupted, and we could incur contractual penalties. There can be no assurance that our security measures or procedures will be effective to prevent security breaches or failures. Compromise, circumvention or failure of security systems or procedures may result in losses, including system outages, fraud, inadvertent disclosure or misappropriation of confidential and personally identifiable information, any of which would have a material

Tier Technologies, Inc.

adverse effect on our reputation and could result in significant remedial costs and liability. Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system, security or operational failure or disruption.

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

Tier Technologies, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities. These securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percentage points from levels at June 30, 2005, we estimate that the fair value of the portfolio would decrease by approximately $0.8 million. We anticipate having the ability to hold our fixed-income investments until maturity and, therefore, do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the steps we took to remediate the material weakness, as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, in connection with the audit of our financial statements for the fiscal year ended September 30, 2004, by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm during that period, PwC informed the Audit Committee and management on December 15, 2004 that they had identified a deficiency in our internal control structure that was considered a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants. We believe that this material weakness began after we closed our books with respect to the quarter ended June 30, 2004, with the help of certain key members of our Walnut Creek staff acting as consultants, and continued to exist at June 30, 2005, the end of the period covered by this Form 10-Q.

We believe this situation is due primarily to the relocation of our accounting function from Walnut Creek, California to Reston, Virginia and the resulting need to eventually restaff all accounting positions. As previously disclosed, we relocated our accounting, financial planning, information technology, legal, human resources and facilities management functions to Reston during the quarter ended June 30, 2004, and closed our Walnut Creek facility effective at the end of that quarter. Accordingly, during the quarters ended September 30, 2004, December 31, 2004, March 31, 2005, and June 30, 2005 we were engaged in an effort to fill those positions with new personnel.

Members of our new accounting staff in Reston closed our books with respect to the quarter ended June 30, 2004 with the help of several key members of our Walnut Creek staff, including our former Controller, who agreed to continue to work with us on a temporary consulting basis to help close the quarter ended June 30, 2004.

The turnover of the entire accounting staff, other than the then-current Chief Financial Officer, during the quarter ended September 30, 2004, resulted in the loss of significant knowledge of and experience with our accounting policies and procedures. This loss of experience, coupled with the incompleteness of our accounting

Tier Technologies, Inc.

staff, was greater than anticipated and led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter and year ended September 30, 2004. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our Form 10-K for the fiscal year ended September 30, 2004 by December 14, 2004, the filing deadline. PwC advised us that the insufficient personnel resources and technical accounting expertise within our accounting function that caused the delays reflected a material weakness in our internal controls over financial reporting.

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

We have filled all of the nearly accounting positions, including the Chief Financial Officer and Controller positions; however, the staff in all accounting positions is still becoming familiar with their responsibilities and with our policies and procedures.

While our new accounting staff becomes familiar with Tier’s accounting procedures and processes we continue to perform additional periodic monitoring, including: financial reviews of each operating segment analyzing actual against projected performance; balance sheet accounting reconciliation reviews to identify any unusual items or items that have been outstanding for more than the current period; income statement reviews focusing on variances to plan, forecast and the prior year; and consulting appropriate authoritative accounting literature for any new accounting issues that may arise to ensure that the financial statements are presented fairly in accordance with accounting principles generally accepted in the United States.

Tier Technologies, Inc.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tier Technologies, Inc. was held on June 30, 2005. The following matters were voted upon at this meeting.

1.	The election of seven directors to serve for the ensuing year and until successors are elected;

2.	The approval of our Amended and Restated 2004 Stock Incentive Plan;

3.	The approval of our reincorporation from California to Delaware by means of a merger with and into our wholly owned Delaware subsidiary, and the approval and adoption of the Agreement and Plan of Merger, which provides for such merger;

4.	The approval and restatement of the Company’s Articles of Incorporation to remove references to the Company’s Class A Common Stock, which will only be effective if the shareholders do not approve the reincorporation of the Company;

5.	The ratification of our selection of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2005.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 18,962,556. The results of the votes on each of the matters presented to the shareholders at our annual meeting are set forth below.

Matter		Votes For	Votes Withheld	Abstentions
1.	Election of Directors:
	Charles W. Berger	16,773,952	2,188,604
	Samuel Cabot III	16,773,952	2,188,604
	Morgan P. Guenther	17,147,046	1,815,510
	Ronald L. Rossetti	17,110,107	1,852,449
	T. Michael Scott	17,004,377	1,958,179
	Bruce R. Spector	17,158,126	1,804,430
	James R. Weaver	16,545,338	2,417,218

2.	Approval of our Amended and Restated 2004 Stock Incentive Plan	9,984,538	5,695,599	117,284

3.	Approval of reincorporation from California to Delaware, and approval and adoption of the Agreement and Plan of Merger	12,146,706	3,649,590	1,125

4.	The approval and restatement of the Company’s Articles of Incorporation to remove references to the Company’s Class A Common Stock, which will only be effective if the shareholders do not approve the reincorporation of the Company;	15,742,164	52,364	2,893

5.	The ratification of our selection of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2005	17,632,653	1,329,203	700

Tier Technologies, Inc.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 1, 2005 between Tier Technologies, Inc. and Tier Reincorporation, Inc., its wholly-owned subsidiary. (1)

3.1	Restated Certificate of Incorporation of Tier Technologies, Inc. (2)

3.2	Amended and Restated Bylaws of Tier Technologies, Inc. (2)

4.1	Specimen Common Stock Certificate of Tier Technologies, Inc. (2)

10.1	Senior Vice President—Human Resources Compensation Summary, dated May 3, 2005.(3)*

10.2	Management Incentive Plan for fiscal year 2005.(3) *

10.3	Third Amendment to Credit and Security Agreement, dated as of June 28, 2005 among Tier Technologies, Inc., Official Payments Corporation and City National Bank.(1)

10.4	Letter Agreement, dated as of June 28, 2005, between Tier Technologies, Inc. and City National Bank.(1)

10.5	Amended and Restated 2004 Stock Incentive Plan of Tier Technologies, Inc.(1)*

10.6	Form of Incentive Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan of Tier Technologies, Inc.(1)*

10.7	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan of Tier Technologies, Inc.(1)*

10.8	Form of Restricted Stock Agreement under the Amended and Restated 2004 Stock Incentive Plan of Tier Technologies, Inc.(1)*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan required to be filed as an exhibit to this report.
†	Filed herewith.
(1)	Filed as an exhibit to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed on July 19, 2005, and incorporated herein by reference.
(3)	Filed as an exhibit to Form 8-K filed on May 27, 2005, and incorporated herein by reference.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.

Dated: August 8, 2005

	By:	/s/ David E. Fountain
David E. Fountain
Chief Financial Officer
(Principal Financial and Accounting Officer)