Form 10-K/A
period 2004-09-30
TIER TECHNOLOGIES INC
filed 2006-10-25
CIK 1045150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23195
TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10780 Parkridge Blvd., 4th Floor
Reston, Virginia 20191
(571) 382-1000
(Address of principal executive offices and registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B common stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” if Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated Filer ☑     Non-accelerated filer☐
On March 31, 2006, 2005 and 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $156,969,000, $143,509,000 and $201,434,000, respectively, based on the last reported sale price of the registrant’s common stock on such date.
The number of shares of the registrant’s outstanding stock on October 17, 2006 was 20,383,606.
DOCUMENTS INCORPORATED BY REFERENCE
None

TIER TECHNOLOGIES, INC.
FORM 10-K/A
TABLE OF CONTENTS

		Page
	Explanatory note	3

	PART I

Item 1.	Business	5

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer
	Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 8.	Financial Statements and Supplementary Information	42
Item 9A.	Controls and Procedures	42
Item 15.	Exhibits and Financial Statement Schedules	45

SIGNATURES
Private Securities Litigation Reform Act Safe Harbor Statement
     Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under “Factors That May Affect Future Results” beginning on page 33 that could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE
     Tier Technologies, Inc. (“Tier” or the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, which was filed on December 28, 2004 and previously amended on January 28, 2005 (Amendment No. 1) and April 20, 2005 (Amendment No. 2), including our consolidated financial statements and notes thereto, which were included in Exhibit 15. The purpose of this Amendment No. 3 on this Form 10-K/A is to reflect the restatement of our historical financial statements for the fiscal year ended September 30, 2004, including the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004 and for fiscal year ended September 30, 2003, including the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. Also, we are restating selected financial data for the years ended September 30, 2002 and 2001. This Amendment No. 3 includes, in their entirety, all items that were impacted by our restatement, including Items 1, 5, 6, 7, 8, 9A and 15. Except as otherwise expressly provided, this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update those disclosures, except as required to reflect the effects of the restatement.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     We are restating our historical financial statements for the fiscal year ended September 30, 2004, including the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004 and for fiscal year ended September 30, 2003, including the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. Also, we are restating selected financial data for the years ended September 30, 2002 and 2001. These restatements and revisions primarily reflect adjustments to:
•	correct previously reported restricted cash, payables and receivables for one of our payment processing centers and adjust historical provisions for uncollectible accounts receivable for several payment processing centers;

•	adjust the timing of expense accruals, including sales commissions and subcontractor accruals;

•	correct the accounting for notes and interest receivable from former executives, including: 1) adjustments to the principal and interest receivable on notes receivable from a former Chairman of the Board and Chief Executive Officer; 2) correct the classification of related-party notes and interest receivable from the asset section of our Consolidated Balance Sheets to the equity section; and 3) correct the accounting for interest accrued on related-party notes to Additional Paid-in Capital in the shareholders’ equity section of our Consolidated Balance Sheet;

•	correct an overstatement of certain accrued liabilities related to the 2002 acquisition of two companies; and

•	exclude certain software-related maintenance revenues from the percentage-of-completion models used to recognize revenues and to adjust the revenues calculated by these models to reflect project-related labor and travel costs that were previously reflected in general and administrative expenses.
     In addition to the above adjustments, we also made a number of other minor adjustments and reclassifications in our financial statements to comply with accounting principles generally accepted in the United States.

     The restatement has the following impact on net income and diluted earnings per common share by period:

		Net Income Adjustment	Diluted EPS
		($000)	Adjustment

Beginning Adjustment		$17	N/A
Fiscal 2001		(1,413)	$(0.11)
Fiscal 2002		(592)	(0.03)

Fiscal 2003	Q1	(261)	(0.01)
	Q2	(286)	(0.01)
	Q3	(196)	(0.01)
	Q4	(157)	(0.01)

	Year	(900)	$(0.04)

Fiscal 2004	Q1	(314)	(0.02)
	Q2	301	0.02
	Q3	(1,061)	(0.06)
	Q4	(743)	(0.04)

	Year	(1,817)	$(0.10)

	Total	$(4,705)

For additional information relating to the effect of the restatement, see Note 1 to our Consolidated Financial Statements included in Item 15, as well as the following items:
     Part I:
          Item 1—Business
     Part II:
          Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
          Item 6—Selected Financial Data
          Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Item 8—Financial Statements and Supplementary Data
          Item 9A—Controls and Procedures

PART I
Item 1. Business
GENERAL
     We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us, and rely on us for our industry-specific information technology expertise and solutions. We reported approximately $127.8 million in revenues for fiscal year 2004. We were incorporated in California in 1991, and are based in Reston, Virginia.
     Our core services are providing secure, efficient and reliable transaction processing options and industry-specific software and systems integration services to our clients. Our transaction processing services primarily consist of child support payment processing and related services for state government clients, and electronic payment processing services for federal, state, and local government clients, which allow those clients to offer their constituents the option of paying governmental obligations, such as taxes and other fees, using credit or debit cards or electronic checks. Our software and systems integration services primarily involve integrating our proprietary software products and licensed third-party software products into our clients’ business operations. In fiscal year 2004, approximately two-thirds of our revenues were derived from transaction processing based operations, and approximately one third of our revenues were derived from software and systems integration operations. For most of our services, we generate revenue from fees received directly from our clients, but in the case of our electronic payment processing services, most of our revenues are derived from convenience fees paid by the individual taxpayer or other end user of our service.
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
     We target industry sectors that we believe are driven by forces that make demand for our services less discretionary and are likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal or state mandated services, such as child support payment collection and disbursement, and involve fundamental shifts in consumer transaction preferences, such as the increased usage of electronic payment methods relative to cash or paper checks among U.S. consumers. Our clients generally outsource portions of their business processes to us in order to rapidly provide their customers with technologically advanced services, and achieve cost efficiencies. We have provided additional information about revenues and assets of each of these segments in Note 10—Segment Information of our Notes to Consolidated Financial Statements.
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
     The drive toward electronic filing has also increased the need for electronic payment options, including the ability to make tax and other payments with a credit or debit card or electronic check. According to the U.S. Payment Card Information Network, approximately 83% of U.S. households have at least one credit card. According to the Bureau of Economic Analysis, federal, state and local taxes and fees from individuals and businesses totaled $3.0 trillion in 2003. Many government entities lack the technical expertise and personnel required to efficiently develop, implement and maintain a process to accept electronic payments from consumers using the Internet or over the telephone. These government entities increasingly rely on external service providers to outsource this function.
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
     The changing regulatory needs of government, coupled with the increasing reliance on Internet-based communication, are prompting state and local governmental entities to evaluate, upgrade and modify their financial management applications. The potential market for the development, delivery and operation of financial management applications for governmental entities is large. According to the 2002 U.S. Census of Governments, in addition to the federal and 50 state governmental entities, there were 87,849 units of local governments. Of these, 38,971 are general-purpose local entities – 3,034 county governments, 19,431 municipal and 16,506 town or township governments. The remainder, which comprises over one-half of the total, are special purpose local governments, including 13,522 school districts and 35,356 special district governments.
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
SERVICES
     We categorize our service offerings as transaction and payment processing, systems design and integration, and maintenance and support services. We provide suites of services under each of these offerings. Several of our engagements involve providing a combination of services from different offerings as part of the overall project. Revenue contributed by offering is as follows:

	Year ended September 30,
	2004		2003		2002
	(Restated)		(Restated)		(Restated)
	($ in thousands)
Transaction and payment processing	$83,310	65.2%	$80,305	69.5%	$37,057	43.9%
Systems design and integration	18,699	14.6	16,307	14.1	29,933	35.5
Maintenance and support services	20,338	15.9	17,032	14.7	15,145	17.9
Products sales and other services	5,430	4.3	1,933	1.7	2,298	2.7

Total	$127,777	100.0%	$115,577	100.0%	$84,433	100.0%

Transaction and payment processing
     We use our proprietary software applications, Kids1st®, VIPRS® and FundFinder®, to process business transactions related to payment of child support obligations and enforcement. We believe our ability to customize our core proprietary software applications reduces the costs and risks inherent in software implementation and makes our solution a scalable and flexible option for our clients. Our expertise in child support payment processing, regulatory and banking issues and our proprietary financial institution data match software application, FundFinder, have enabled us to be a leader in the implementation of financial institution data match programs. As of September 30, 2004, we were providing financial institution data match services utilizing FundFinder to 16 states. As of September 30, 2004, we had child support payment processing operations in nine states where we were processing approximately $3.8 billion of child support payments on an annualized basis. Our payment processing operations, through the use of Kids1st and VIPRS, provide many services on behalf of our clients, including the handling of payment collections, the electronic imaging of checks and other supporting documentation, the application of payments to the appropriate child support court orders, the entry of new court orders into the payment system, the creation and maintenance of payment histories, the creation and mailing of child support disbursements, and the creation and maintenance of direct deposits of child support payments. Our clients can choose from an array of service offerings including full customer service/call center operations, a government-to-consumer web application, interface between the state’s financial institutions and its child support enforcement division to assist in the location and seizure of delinquent child support and full processing of child support payments.
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
Systems design and integration
     We implement software applications that enhance our clients’ operating functionality. Our proven ability to integrate enterprise-wide applications in government and other public sector markets has strengthened our expertise and credentials. We offer these services through the following practice areas:
•	Financial Management Systems – Develops, implements and supports financial management and purchasing systems for state and local governments using our ONLINE FAMISTM, and Performance SeriesTM suites of proprietary products.

•	Public Pension Administration Systems – Provides a full range of services to support the design, development and implementation of pension applications in the state, county and city marketplace.

•	Unemployment Insurance Systems – Provides software application integration services to state governments reforming unemployment insurance systems.

•	Electronic Government Systems – Provides systems integration and strategy services for the creation of government Web portals.

•	State Systems Integration – Provides information technology development, integration and maintenance support projects for the State of Missouri.

•	EPOS Systems Integration – Provides services to support the customization, installation and maintenance of our EPOS transaction processing and interactive voice response FirstLine EncoreTM system.
     Our systems design and integration revenue is generally derived on a time and materials or fixed price contract basis for software systems design and integration projects.
Maintenance and support services
     We provide product maintenance and support services for our proprietary software systems to clients in the public sector. We have a support team based in Reston, Virginia to answer questions and resolve software discrepancies that may arise in the normal operation of the software. A toll-free, staff-supported voice hotline is available from 7:30 a.m. to 8:30 p.m. EST, Monday through Friday, except holidays.
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
CLIENTS
     Our clients consist primarily of federal, state and local government and other public sector entities. We provided our services to clients in 49 states during the fiscal year ended September 30, 2004. For the fiscal year ended September 30, 2004, our revenues were derived from sales to government agencies, public sector entities, and from convenience fees paid by their constituents. We believe that most of our total future revenues will continue to be attributable to sales to government agencies and other public sector entities such as educational institutions and public utilities.
     We derive a significant portion of our revenues from a limited number of large clients. For the fiscal year ended September 30, 2004, the revenues from IRS taxpayers accounted for 12.3% of our revenues. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client, and the completion, cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations. In addition, we performed child support payment processing services for three different state governments as a subcontractor to ACS State and Local Solutions, Inc., a division of Affiliated Computer Services, Inc., or ACS. For the fiscal year ended September 30, 2004, work performed under these three subcontracts accounted for 11.1% of our revenues. In June 2004, we were notified by ACS of its decision not to renew one of our subcontracts effective June 30, 2004.
     In December 2001, we entered into a contract with the California Public Employees Retirement System, or CalPERS, to integrate the contributions reporting function of a third-party software product into CalPERS’ legacy environment. In the fourth quarter of fiscal 2003, our contract with CalPERS was terminated. As a result, we recorded an adjustment to revenue of approximately $12.8 million in that quarter to write down the total value of our unbilled receivable from CalPERS. For fiscal year 2002, revenues from CalPERS represented approximately 12.9% of our total revenues.
SALES AND MARKETING
     Our sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements. Rather than using only a commissioned sales force, we also utilize consultants within the markets as a key sales and delivery resource. Members of our management team have a wide range of industry contacts and established reputations in the applicable industries and play a key role in developing, selling and managing major engagements. As a result of our market focused sales approach, we believe that we are able to penetrate markets quickly and with lower client acquisition costs.
     Through our marketing efforts we seek to increase brand awareness, raise awareness of our electronic payment options, and generate new business. We have worked with our government clients to publicize our services through advertisements in payment invoices, publications and web sites, which typically occurs without charge to us. We enter into cooperative advertising and marketing arrangements with our credit and debit card partners and major card-issuing banks, which include advertising campaigns and promotion of our services via print and online. We utilized newspaper, television, radio and public relations campaigns to supplement these efforts in 2004.
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
INTELLECTUAL PROPERTY RIGHTS
     Our success depends, in part, on our methodologies, solutions and protection of intellectual property rights. We rely upon a combination of non-disclosure agreements, licensing agreements and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into non-disclosure agreements with all our employees, subcontractors and the parties we team with for contracts and with many of our clients. We also control and limit distribution of proprietary information. We cannot assure that the steps we take in this regard will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.
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
EXECUTIVE OFFICERS
     The following persons were our executive officers as of December 28, 2004:

Name	Age	Position

James R. Weaver(1)	47	President, Chief Executive Officer and Director
Jeffrey A. McCandless(1)	46	Senior Vice President, Chief Financial Officer and Treasurer
Donald R. Fairbairn(1)	48	Senior Vice President, Human Resources
Michael A. Lawler	41	Senior Vice President, Electronic Payment Processing
Todd F. Vucovich	40	Senior Vice President, Packaged Software and Systems Integration
Stephen V. Wade	43	Senior Vice President, Business Development

(1)	For additional information, see the subheading titled “Recent Events” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17-Subsequent Events, to our Consolidated Financial Statements.
     Mr. Weaver was elected Chairman of the Board in January 2004, elected to the Board of Directors in October 2003, appointed Chief Executive Officer in August 2003, and appointed President in January 2002. He was Chief Operating Officer from November 2002 through August 2003. Mr. Weaver joined us as President, Government Services Division in May 1998 and became President, U.S. Operations in August 2000. From June 1997 until May 1998, Mr. Weaver served as Vice President, Government Solutions of BDM International, Inc., an information technology company. From March 1995 until June 1997, he served as National Program Director, Public Sector for Unisys Corporation, an information technology company. Prior to that time, he served as Director, Public Sector Services with Lockheed Martin Information Management Services and District Manager with the Commonwealth of Virginia, Division of Child Support Enforcement. Mr. Weaver received a Bachelors of Arts degree in Psychology from California University of Pennsylvania.
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
     Mr. Lawler joined us as Senior Vice President, Electronic Payment Processing in June 2004, with the acquisition of EPOS. Mr. Lawler was President of EPOS beginning November 1989 and Chairman of EPOS beginning in September 1991. He received Bachelor of Computer Engineering and Master of Science degrees from Auburn University.
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
     Mr. Wade was appointed Senior Vice President, Strategy and Business Development in October 2003. Prior to this appointment, Mr. Wade was Vice President, Business Development and Sales from June 1999 through September 2003. Prior to his joining Tier, Mr. Wade was Director, Business Development at TRW, System and Information Technology Group from 1997-1999 and Director, Business Development at BDM, International from 1990 to 1996.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Throughout fiscal year 2004, our Class B common stock was quoted on the NASDAQ National Market under the symbol TIER. Effective May 23, 2006, our stock was delisted and became quoted on the Pink Sheets under the symbol TIER or Tier.PK. See Note 17—Subsequent Events (unaudited) to the Consolidated Financial Statements for additional detail about these events. The table below sets forth the high and low sales price for our Class B common stock as reported by the Nasdq National Market for the periods indicated:

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
Securities
     The following table sets forth information about our equity compensation plans as of September 30, 2004 (in thousands, except exercise price):

Equity Compensation Plan Information
	Number of securities to be issued	Weighted-average exercise	Number of securities remaining
	upon exercise of outstanding	price of outstanding options, warrants	available for future issuance under
Plan category	options, warrants and rights	and rights	equity compensation plans(1)
Equity compensation plans approved by security holders	2,456	$11.00	1,117
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 78,000 shares remaining available for issuance as of September 30, 2004 under the Employee Stock Purchase Plan.

Item 6. Selected Financial Data
     The following table summarizes our selected consolidated financial data for the fiscal years ended September 30, 2000 through 2004. You should read the following Selected Consolidated Financial Data in conjunction with the financial statements, including the related notes and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table also demonstrates the effect of the restatement adjustments on our selected consolidated financial data. Historical results are not necessarily indicative of results to be expected for any future period.

	FISCAL YEARS ENDED SEPTEMBER 30,
	As Previously Reported					Restatement Adjustments1)					As Restated
(in thousand, except per share data)	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000

Consolidated statement of operations data:

Revenues	$127,937	$115,917	$84,656	$54,600	$50,298	$(160)	$(340)	$(223)	$(107)	$—	$127,777	$115,577	$84,433	$54,493	$50,298
Cost and expenses:
Direct costs	83,637	89,657	52,847	32,150	30,019	762	—	—	—	—	84,399	89,657	52,847	32,150	30,019
General and administrative	27,959	23,579	14,360	12,560	13,871	274	27	148	1,415	—	28,233	23,606	14,508	13,975	13,871
Selling and marketing	7,161	5,893	3,853	2,889	2,067	280	(312)	—	—	—	7,441	5,581	3,853	2,889	2,067
Depreciation and amortization	4,977	5,273	3,761	3,051	2,560	132	150	3	—	—	5,109	5,423	3,764	3,051	2,560
Restructuring and other charges	3,493	—	—	—	—	—	414	—	—	—	3,493	414	—	—	—

Total costs and expenses	127,227	124,402	74,821	50,650	48,517	1,448	279	151	1,415	—	128,675	124,681	74,972	52,065	48,517

Income before other income (loss)	710	(8,485)	9,835	3,950	1,781	(1,608)	(619)	(374)	(1,522)	—	(898)	(9,104)	9,461	2,428	1,781

Other income (loss):
Interest income, net	1,149	1,185	1,554	711	1,833	(314)	(281)	(292)	7	—	835	904	1,262	718	1,833

Total other income	1,149	1,185	1,554	711	1,833	(314)	(281)	(292)	7	—	835	904	1,262	718	1,833

Income before income taxes & discontinued operations	1,859	(7,300)	11,389	4,661	3,614	(1,922)	(900)	(666)	(1,515)	—	(63)	(8,200)	10,723	3,146	3,614
Provision for income taxes	105	(2,764)	4,084	1,710	1,897	(105)	—	(74)	(102)	—	—	(2,764)	4,010	1,608	1,897

Net income from continuing operations	$1,754	$(4,536)	$7,305	$2,951	$1,717	$(1,817)	$(900)	$(592)	$(1,413)	$—	$(63)	$(5,436)	$6,713	$1,538	$1,717

Earnings (loss) per share from continuing operations:
Basic	$0.09	$(0.24)	$0.42	$0.23	$0.14	$(0.09)	$(0.04)	$(0.03)	$(0.11)	$—	$—	$(0.29)	$0.39	$0.12	$0.14
Diluted	$0.09	$(0.24)	$0.40	$0.22	$0.13	$(0.09)	$(0.04)	$(0.01)	$(0.11)	$—	$—	$(0.29)	$0.39	$0.11	$0.13
Number of shares used in calculating earnings (loss) per share from continuing operations: 1)
Basic	18,987	18,782	17,225	12,687	12,344	18,987	18,782	17,225	12,687	—	18,987	18,782	17,225	12,687	12,344
Diluted	19,322	18,782	18,376	13,455	12,740	18,987	18,782	17,225	13,455	—	18,987	18,782	17,225	13,455	12,740

Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$55,680	$31,670	$59,180	$22,120	$17,669	$10,027	$20,851	$346	$(2,768)	$—	$65,707	$52,521	$59,526	$19,352	$17,669
Working capital	53,785	42,515	72,692	36,356	20,026	6,935	22,748	2,308	(1,437)	—	60,720	65,263	75,000	34,919	20,026
Total assets	177,469	164,974	201,118	102,578	95,829	(5,489)	(3,600)	(3,143)	(3,387)	—	171,980	161,374	197,975	99,191	95,829
Long-term debt, less current portion	89	195	288	7,707	294	—	—	—	—	—	89	195	288	7,707	294
Total shareholders’ equity	145,950	138,150	167,021	78,152	69,277	(6,256)	(4,491)	(3,581)	(3,431)	—	139,694	133,659	163,440	74,721	69,277

1)	With the exception of the basic and diluted number of shares, all amounts shown in the “Restatement Adjustments” columns reflect adjustments made to Tier’s Consolidated Financial Statements. Basic and Diluted Number of Shares reflect the adjusted number of shares, taking into account changes in dilution caused by changes in previously reported financial results. See Note 1—Overview of Organization, Restatement and Significant Accounting Policies to the Consolidated Financial Statements for a discussion of the restatement of previously issued financial statements for fiscal years 2004, 2003 and 2002.

Fiscal 2001 adjustments include a $72,000 revenue decrease resulting from the inclusion of license fees under a fixed-price contract and a $35,000 revenue decrease resulting from the correction of the over-billing of a customer. In addition, general and administrative expense for fiscal 2001 increased $1.4 million as a result of the adjustment of: a) $1.3 million of receivables at one of our payment processing centers identified during a reconciliation project performed in 2005 through 2006; b) the recognition of a $44,000 reserve for taxes other-than-income; and 3) the correction of $85,000 of franchise taxes which were previously reported as income taxes. Interest income for fiscal 2001 was adjusted by $7,000 for interest from a related party. Fiscal 2001 income taxes were also adjusted to reflect the impact of the other restatement adjustments. In addition, as part of the reconciliation of accounts for one of our payment processing centers and the review of the allowance for uncollectible accounts for all of our payment processing centers, we increased our accounts receivable, net balance by $1.4 million with an offsetting reduction of $2.8 million in cash. To correct the recognition of revenue for certain fixed priced contracts, we reduced unbilled revenues by $0.9 million with the corresponding offset being reflected in accumulated deficit. We also reclassified $1.7 million of related party notes and associated interest receivable from long-term assets to related-party notes in the equity section of our Consolidated Balance Sheet.

During fiscal 2002, our Consolidated Balance Sheet included a number of adjustments associated with our investment portfolio, including the reclassification of $1.1 million of securities from cash and cash equivalents and $4.4 million from long-term investments into short term investments in marketable securities which were made to correct the classification of available-for-sale securities and cash equivalents under accounting principles generally accepted in the United States. In addition, as part of the reconciliation of accounts for one of our payment processing centers and the review of the allowance for uncollectible accounts for all of our payment processing centers, we increased our accounts receivable, net balance by $2.3 million with an offsetting reduction of $1.1 million in cash. To correct the recognition of revenue for certain fixed-priced contracts, we reduced unbilled revenues by $0.9 million with the corresponding offset being reflected in accumulated deficit. We also reclassified $2.0 million of related-party notes and the associated interest receivable from long-term assets to related-party notes in the equity section of our Consolidated Balance Sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us, and rely on us for our industry-specific information technology expertise and solutions. The following section provides an overview of a restatement of our financial results for the fiscal years ended September 30, 2001 through 2004. Following that discussion is an overview of our company, followed by details of our results of operations and our financial condition, as restated.
Restatement
     We are restating our historical financial statements for fiscal years 2002 through 2004 and for the quarters in fiscal 2004 and 2003. The adjustments to our restatements are described in detail in Note 1 to our Consolidated Financial Statements, Item 6—Selected Financial Data on page 14, and Selected Quarterly Statements of Operations beginning on page 28. These restatements primarily reflect changes in the timing of the recognition of certain revenue and expense transactions associated with our payment processing centers, as well as changes in project accounting, sales commissions, related-party notes, accrued expenses and other miscellaneous areas. A more complete description of the background and effect of each of these restatement categories is included in Note 1 to our Consolidated Financial Statements, under the caption “Restatement Overview,” beginning on page F-8.
     The following table shows the impact of the restatements in each of these categories on Tier’s net income during fiscal years 2002 through 2004.
Summary of Restatement Adjustments

	Year Ended September 30,
(In thousands)	2004	2003	2002

Restatement adjustments:
Payment processing center-related adjustments	$442	$(539)	$(224)
Project accounting	(1,313)	(90)	(18)
Sales commissions	(280)	82	—
Related-party notes	(275)	(211)	(233)
Accrued expenses	(303)	—	—
Other miscellaneous adjustments	(193)	(142)	(191)

Pre-tax adjustments	(1,922)	(900)	(666)
Income taxes	105	—	74

Total adjustments to net loss	(1,817)	(900)	(592)
Previously reported net income (loss)	314	(23,782)	(15,040)

Restated net loss	$(1,503)	$(24,682)	$(15,632)

Earnings (loss) per fully diluted share:
As previously reported	$0.02	$(1.27)	$(0.82)
Restatement adjustments	(0.09)	(0.04)	(0.03)
Impact of anti-dilutive stock equivalents(1)	(0.01)	—	(0.06)

Restated earnings (loss) per fully diluted share	$(0.08)	$(1.31)	$(0.91)

Weighted-average diluted number of shares:
As previously reported	19,322	18,782	18,376
Anti-dilutive common stock equivalents(1)	(335)	—	(1,151)

Restated weighted-average diluted shares	18,987	18,782	17,225

(1)	During fiscal year 2002, Tier incorrectly included anti-dilutive common stock equivalents in its loss per share calculations. In addition, because the restatement adjustments for fiscal year 2004 changed net income into a loss, we removed the impact of anti-dilutive common stock equivalents.

     The following table provides the impact of the restatement on our Consolidated Balance Sheet at September 30, 2004 and 2003.

	At September 30,
	2004		2003
	As		As
	previously		previously
(In thousands)	reported	Restated	reported	Restated

Assets:
Current assets:
Cash and cash equivalents	$42,061	$28,495	$26,178	$8,871
Investments in marketable securities	13,619	37,212	5,492	43,650
Restricted investments	780	—	—	—
Accounts receivable, net	17,394	17,086	20,024	22,096
Unbilled receivables	5,046	4,101	7,872	7,692
Prepaid expenses and other current assets	4,617	4,337	4,602	4,602
Assets of discontinued operations	—	—	3,550	3,550

Total current assets	83,517	91,231	67,718	90,461

Property, equipment and software, net	7,158	7,213	5,422	6,408
Long-term notes/interest—related parties	2,406	—	2,152	—
Goodwill	37,824	37,527	29,625	29,328
Other acquired intangibles, net	30,761	30,771	24,832	24,844
Long-term investments	10,537	—	24,883	—
Restricted investments	3,329	3,329	7,707	7,733
Other assets	1,937	1,909	2,635	2,600

Total assets	$177,469	$171,980	$164,974	$161,374

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$2,626	$2,624	$2,087	$2,086
Income taxes payable	7,007	7,007	—	—
Accrued compensation liabilities	4,623	4,820	3,654	3,571
Accrued subcontractor expense	2,478	2,457	5,494	5,494
Other accrued liabilities	7,501	7,433	8,476	7,833
Deferred income	5,269	5,269	3,299	3,299
Other current liabilities	228	901	2,193	2,915

Total current liabilities	29,732	30,511	25,203	25,198
Long-term debt, less current portion	89	89	195	195
Non-current liabilities of discontinued operations	—	—	432	432
Other liabilities	1,698	1,686	994	1,890

Total liabilities	31,519	32,286	26,824	27,715

Shareholders’ equity:
Common stock issued	172,136	180,820	164,742	173,426
Additional paid-in-capital	—	659	—	403
Treasury stock	—	(8,684)	—	(8,684)
Note receivable from shareholders	(1,773)	(4,113)	(1,773)	(3,908)
Accumulated other comprehensive loss	(258)	(128)	(350)	(221)
Accumulated deficit	(24,155)	(28,860)	(24,469)	(27,357)

Total shareholders’ equity	145,950	139,694	138,150	133,659

Total liabilities and shareholders’ equity	$177,469	$171,980	$164,974	$161,374

     See Note 1 to our Consolidated Financial Statements under the caption “Restatement Overview,” beginning on page F-8, for a detailed discussion of each of the restatement adjustments.
Recent Events
     The following events occurred after September 30, 2004 related to the restatement of our financial statements for fiscal years 2002 through 2004, as well as the resulting delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and our quarterly reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.

     Fiscal 2005 Filing Delay Announced. While preparing our financial statements for the fiscal year ended September 30, 2005, senior management discovered a number of errors in our historical financial statements, including the accounting for: 1) accounts receivable, net relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that we delay the filing of our Annual Report on 10-K for the fiscal year ended September 30, 2005 and restate our previously issued financial statements. On December 12, 2005, the Audit Committee of our Board of Directors agreed with senior management’s recommendations and concluded that our previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would likely be restated, and accordingly, should no longer be relied upon. On December 14, 2005, we announced that the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 would not be timely filed. Subsequently, we did not timely file reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.
     Audit Committee Investigation. On May 12, 2006, we announced the completion of an independent investigation conducted on behalf of the Audit Committee of our Board of Directors. The scope of the independent investigation included an examination of the qualitative and financial reporting issues giving rise to the restatement. Among other things, the investigation found earnings management at Tier, particularly during the close of fiscal 2004.
     Delisting by Nasdaq. On May 23, 2006, we received a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel, informing us of the Panel’s determination to delist our common stock, effective at the open of business on Thursday, May 25, 2006. In reaching its determination, the Panel cited: 1) concerns about the quality and timing of our communications with the Panel and the public regarding an independent investigation performed by the Audit Committee of Tier’s Board of Directors; and 2) the failure to file our Annual Report on Form 10-K for fiscal year 2005 or our Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2006. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist our common stock. We intend to apply for re-listing once we have filed all required reports with the Securities and Exchange Commission.
     Management Changes. On May 31, 2006, we announced the resignation of James Weaver, our Chief Executive Officer, President and Chairman following a recommendation by the Audit Committee of our Board of Directors that his employment with Tier be terminated. Ronald Rossetti, a member of our Board of Directors and the Audit Committee, agreed to serve as our Chief Executive Officer and Chairman. Because he is no longer independent under SEC and Nasdaq rules, Mr. Rossetti was replaced on the Audit Committee by Samuel Cabot III, another independent director.
     SEC Subpoena. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. Tier intends to cooperate fully in this investigation.
OVERVIEW OF TIER
     We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. Our clients outsource portions of their business processes to us, and rely on us for our industry-specific information technology expertise and solutions.
     From October 1, 2001 through September 30, 2004, we completed four acquisitions for a total consideration of approximately $99.8 million using cash and Class B common stock. In our most recent acquisition, effective June 1, 2004, we purchased all of the outstanding stock of EPOS Corporation, an Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies. The total purchase price was approximately $20.1 million and was comprised of approximately $15.6 million in cash and 402,422 shares of Class B common stock valued at approximately $4.5 million, based on the closing price of Class B common stock on June 1, 2004.
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
     We derive revenues primarily from transaction and payment processing services, systems design and integration services, and maintenance and support services. For transaction and payment processing services, we bill clients on a per-transaction basis, a fixed price basis or a time and materials basis. We recognize revenues from transaction-based contracts based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed. We recognize revenues from software licenses that include significant implementation or customization services on the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs. We recognize revenues from software licenses that do not include significant implementation or customization services upon delivery to the licensee when the fees are fixed and determinable, collection is probable and vendor specific objective evidence exists to determine the value of any undeliverable elements of the arrangement. We recognize fixed price revenues for other projects as services are provided and accepted by our clients, if applicable. We recognize time and materials revenues as we perform services and incur expenses. Revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year.
     During the year ended September 30, 2004, we generated 62.8% of our revenues on a per-transaction basis, 19.0% on a fixed-price basis and 18.1% on a time-and-material basis. During the year ended September 30, 2003, we generated 63.3% of our revenues on a per-transaction basis, 18.1% on a fixed-price basis, and 18.4% on time-and-material basis. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. From time to time, in the regular course of our business, we negotiate the modification, termination, renewal or transition of time and materials, fixed-price and per-transaction based contracts that may involve an adjustment to the scope, duration or nature of the project, billing rates or price. If we significantly overestimate the volume for transaction-based contracts or underestimate the resources, costs or time required for fixed price or per-transaction based contracts, our financial condition and results of operations would be materially-and adversely affected. Unsatisfactory performance of services or proprietary software or unanticipated difficulties or delays in completing projects may result in client dissatisfaction and a reduction in payment to us, termination of a contract, or payment of damages or penalties by us as a result of litigation or otherwise.
     We have derived a significant portion of our revenues from a small number of large clients or their constituents. For some of these clients, we perform a number of different projects pursuant to multiple contracts or purchase orders. For the year ended September 30, 2004, revenues from the Internal Revenue Service contract accounted for 12.3% of our total revenues. In addition, we performed child support payment processing services for three different state governments as a subcontractor to ACS during the year ended September 30, 2004 which accounted for 11.1% of total revenues. In June 2004, we were notified by ACS of its unilateral decision not to renew one of our subcontracts effective June 30, 2004. This subcontract accounted for approximately 4.3% of total revenues for the fiscal year ended September 30, 2004. We anticipate that a substantial portion of our revenues will continue to be derived from a small number of large clients.
     Personnel expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. We manage our personnel utilization rates by carefully monitoring our needs and anticipating personnel increases based on specific project requirements. To the extent revenues do not increase at a rate commensurate with these additional expenses, our results of operations could be materially and adversely affected. In addition, to the extent that we are unable to hire and retain salaried employees to staff new or existing client engagements or retain hourly employees or contractors, due to economic or technical skill set constraints, our financial results could suffer.
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
     In fiscal 2004, we completed the consolidation of our Walnut Creek, California and Reston, Virginia offices. As part of the office consolidation, we relocated the accounting, financial planning, information technology, legal, human resources and facilities corporate functions to the Reston office and closed the Walnut Creek office. This relocation was undertaken to improve the efficiency of our workforce, reduce our cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations. In addition, we closed our Boston, Massachusetts office, and provided our former CEO, who was located in that office, with a $1.5 million severance package. These office consolidations resulted in $2.9 million of restructuring charges, including $1.5 million of severance for our former CEO, who was based in Boston, $0.4 million of severance for our Walnut Creek staff and $1.1 million of facilities costs associated with the closure of the Walnut Creek and Boston offices, net of sublease income.
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
     We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:
     Basis of Presentation. During the quarter ended March 31, 2002, we adopted a plan to sell our Australian operations, and in September 2002, we completed the sale. The Australian operations were accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting. During the year ended September 30, 2003, we adopted SFAS 144, “Accounting for the Impairment and Disposal of Long Lived Assets” which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity. SFAS 144 also changed the timing of presentation from the point of commitment to the point of actual disposal of the operations. During the year ended September 30, 2003, we completed a plan to exit the operations of our U.S. Commercial Services business unit, our United Kingdom Operations business unit and the Justice and Public Safety and Strategies divisions within the U.S. Government Services business unit. Effective October 1, 2003, the remaining U.S. Government Services business unit was split into our GBPO and PSSI business units. During the quarter ended December 31, 2003, we exited the U.S. Commercial Services and United Kingdom Operations business units and the financial position, results of operations and cash flows of these components are reported as discontinued operations for each period in this report. We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations have been disposed.
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
     For EPP business unit electronic payment transactions, we use judgment and historical experience to estimate sales returns and allowances attributable to credit card reversals and chargebacks in determining revenues. When estimating these reserves, we analyze historical trends, our specific customer experience and current economic conditions. Within our EPP business unit, on-line payment processing revenues are typically generated by consumer payments. Before our EPP business unit processes payment transactions, each consumer must agree to pay us a processing fee by making the appropriate selection on our web site or telephone system. Credit card reversal and chargebacks of convenience fees were $199,000 and $119,000 or 0.5% and 0.3% of EPP segment revenues for the years ended September 30, 2004 and 2003, respectively.
     Our PSSI business unit generates systems design and integration revenues. Net license and services revenues from contracts involving significant modification, customization or services which are essential to the functionality of the software are recognized using the percentage-of-completion method of accounting based upon the ratio of costs incurred to total estimated project costs. The total estimated cost is calculated using financial models and is based on our historical experience and expected project time and effort. Any significant changes in total estimated costs could significantly impact the recognition of revenue. Provided the arrangement does not require significant implementation or customization of the software, software license revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is probable and delivery to the client has occurred. Revenues for software license fees not requiring significant modification were $403,000, $75,000 and $329,000 for the years ended September 30, 2004, 2003 and 2002, respectively.
     Our PSSI business unit also generates maintenance and support services revenues. Revenues from software maintenance contracts are recognized ratably over the term of the contract, typically one year. Non-essential support services, including training and consulting, are also provided on a time and materials basis. Revenue is recognized as the services are performed. Maintenance and non-essential support services revenues were $20.3 million, $17.0 million and $15.1 million for the years ended September 30, 2004, 2003 and 2002, respectively.
     Generally our government contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce or eliminate the services we are to provide, with a corresponding reduction in the fee the client must pay under the terms and conditions of the original contract. Revenues are recognized under such contracts only when we consider the likelihood of cancellation of funding to be remote. Within the EPP business unit, the consumer generally bears the transaction fee, not the government entity, so EPP business unit contracts are not generally subject to fiscal funding issues. For the years ended September 30, 2004 and 2003, revenues recognized under contracts subject to fiscal funding clauses were 68.2% and 68.0%, respectively, of total revenues.
     For all our business units, the amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     Cost and Volume Estimates. For our transaction and payment processing business, we establish the per-transaction fee or transaction fee percentage in our client contracts based on estimated future costs and estimates of transaction and dollar volume over the life of the contract. Included in our cost estimates for certain child support payment processing contracts are estimates regarding misapplied payments and payments that are rejected due to insufficient funds to the extent we are to bear these costs. Actual misapplied payments and amounts for insufficient funds checks are held as receivables until collected or written off, as deemed appropriate. Included in our EPP business unit cost estimates are processing fees that are subject to change with limited or no notice. We use our judgment and review historical trends, our specific experience and current economic conditions in order to estimate these costs. Any significant variance from our estimates could significantly impact our operating profit. For the years ended September 30, 2004 and 2003, expenses incurred by us related to misapplied payments and insufficient funds checks were $1.1 million and $0.8 million, respectively.
     We recognize fixed-price revenues for our systems design and integration projects using the percentage-of-completion method, based upon the ratio of costs incurred to total estimated project costs. Any significant changes in total estimated project costs could significantly affect our operating profit.
     Collectibility of Receivables. A considerable amount of judgment is required to assess the likelihood of the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing clients, prior payment history is also used to evaluate probability of collection. We maintain an allowance for doubtful accounts for receivable balances, including receivables resulting from misapplied payments and payments that are rejected due to insufficient funds, and a sales return and allowance provision for reversals and chargebacks from consumers who use our credit or debit card payment services. At September 30, 2004 and 2003, the combined balance of the allowance accounts was $2.9 million and $2.5 million, respectively. We have several large accounts receivable and unbilled receivable balances, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. For example, during the fourth quarter of fiscal year 2003, our contract with CalPERS was terminated. As a result, we recorded a charge against revenues of $12.8 million to write down the total value of unbilled receivables from CalPERS. At September 30, 2004, $7.4 million of our accounts receivable and $2.7 million of our unbilled receivables balances were balances owed by five clients for amounts greater than $1.0 million each.
     Goodwill and Other Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. We utilize historical experience as well as external specialists to estimate fair value. For intangible assets, we are required to estimate the useful life of the asset or determine if it has an indefinite useful life. We use our judgment to evaluate potential indicators of impairment of goodwill and other intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Accordingly, our goodwill and other intangible assets that have an indefinite useful life are not amortized but instead are reviewed at least annually for impairment. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated. During the fourth quarter of fiscal year 2003, we decided to shut down the U.S. Commercial Services business unit and the United Kingdom Operations business unit and accordingly recorded a charge of $17.6 million to write down goodwill to its fair value as determined by calculating the expected cash flows from the remaining contractual obligations of those business units. During the quarter ended December 31, 2003, we wrote down the remaining goodwill associated with these business units, resulting from the Company’s decision to abandon the remaining portion of this business.
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

     Income Taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax liability, including assessing temporary differences resulting from differing tax treatment of items, such as the difference in amortizable lives for intangible assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At September 30, 2004 and September 30, 2003, we had a net deferred tax asset of $7.1 million and $3.0 million, respectively, comprised of net operating loss carryforwards, foreign tax credit carryforwards and other deductible temporary differences, against which we are carrying a $22.7 million and $23.8 million valuation allowance, respectively. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of federal and state pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Management concluded to establish a full valuation allowance as of September 30, 2003. As of September 30, 2004, management concluded to maintain the full valuation allowance. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although we believe that our estimates are reasonable, resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial position and cash flows.
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
RESULTS OF OPERATIONS
     The following table summarizes our operating results as a percentage of revenues for each of the periods indicated:

	Year ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Direct costs	66.1	77.6	62.6
General and administrative	22.1	20.4	17.2
Selling and marketing	5.8	4.8	4.5
Depreciation and amortization	4.0	4.7	4.5
Restructuring and other charges	2.7	0.4	—

(Loss) income before other income (loss)	(0.7)	(7.9)	11.2
Interest income, net	0.7	0.8	1.5

(Loss) income from continuing operations before income taxes	—	(7.1)	12.7
Income tax (benefit) provision	—	(2.4)	4.7

(Loss) income from continuing operations, net of income taxes	—%	(4.7)%	8.0%

FISCAL YEARS ENDED SEPTEMBER 30, 2004 AND 2003
Revenues
     Revenues increased 10.6% to $127.8 million for the fiscal year ended September 30, 2004 from $115.6 million for the fiscal year ended September 30, 2003. This increase resulted primarily from an increase in PSSI revenues of approximately $11.8 million and an increase in EPP revenues of $3.7 million offset by a decrease in GBPO revenues of approximately $3.3 million. The following table presents the revenues for the fiscal years ended September 30, 2004 and 2003 for each of the three reportable segments:

	Year ended September 30,
	2004	2003
	(Restated)	(Restated)
	(in thousands)
GBPO	$45,205	$48,465
PSSI	41,903	30,107
EPP	40,669	37,005

Total	$127,777	$115,577

     The $3.3 million decrease in GBPO revenues resulted primarily from the end of contract terms for two contracts that ended in fiscal year 2003 and in the first half of 2004, which generated an additional $4.0 million in revenues during the fiscal year ended September 30, 2003. The $11.8 million increase in PSSI revenues resulted primarily from increased revenues related to our unemployment and pension services of approximately $2.6 million, additional revenues of approximately $1.6 million related to e-Government services, and $4.2 million in revenues from EPOS. In addition, the increase reflects the fact that the fiscal 2003 PSSI revenues included the adjustment to write down the total value of unbilled receivables from CalPERS resulting in negative PSSI revenues, during the fourth quarter of fiscal 2003, of $3.4 million. The

$3.7 million increase in EPP revenues resulted primarily from an increase in adoption rates of OPC services with increased revenue of $2.3 million and $1.4 million in revenues from EPOS.
     The following table presents revenues for the last two fiscal years by offering:

	Year ended September 30,
	2004	2003
	(Restated)	(Restated)
	(in thousands)
Transaction and payment processing	$83,310	$80,305
Systems design and integration	18,699	16,307
Maintenance and support services	20,338	17,032
Product sales and other services	5,430	1,933

Total	$127,777	$115,577

     Revenues from transaction and payment processing services increased 3.7% to $83.3 million in the fiscal year ended September 30, 2004 compared to $80.3 million in the fiscal year ended September 30, 2003 primarily as a result of the $3.7 million increase in EPP revenues offset by a decline in GBPO’s child support processing center revenues of $0.7 million. Revenues from systems design and integration services increased 14.7% to $18.7 million in the fiscal year ended September 30, 2004 compared to $16.3 million in the fiscal year ended September 30, 2003, primarily due to increased revenues of approximately $4.4 million related to our unemployment and pension services, partially offset by decreased revenues of approximately $4.5 million from four contracts, which either ended in fiscal 2004 or for which a loss was recognized in fiscal year 2004. In addition, the increase reflects the fact that the fiscal 2003 systems design and integration services revenues included the adjustment to write down the total value of unbilled receivables from CalPERS resulting in negative revenues of $3.4 million. Revenues from maintenance and support services increased 19.4% to $20.3 million in the fiscal year ended September 30, 2004 compared to $17.0 million in the fiscal year ended September 30, 2003 primarily as a result of increased revenues of $2.8 million from our State of Missouri practice. Revenues from product sales and other services increased 180.9% to $5.4 million in the fiscal year ended September 30, 2004 compared to $1.9 million in the fiscal year ended September 30, 2003 primarily due to increased growth in new practice areas, including web portal services, with revenues of $1.8 million and product sales revenues of $2.2 million from EPOS both during the fiscal year ended September 30, 2004.
     Reimbursement and software license revenues for each fiscal year were each less than 10% of total revenues for the period.
Direct costs
     Direct costs decreased 5.9% to $84.4 million for the fiscal year ended September 30, 2004 from $89.7 million for the fiscal year ended September 30, 2003, respectively. Direct costs include depreciation and amortization of $2.3 million and $2.2 million for the fiscal year ended September 30, 2004 and 2003, respectively. The decrease in direct costs resulted primarily from the costs incurred on the CalPERS project for which we recorded an adjustment to decrease revenues by $12.8 million to write down the total value of the unbilled receivables from CalPERS in the fiscal year end September 30, 2003 offset primarily by increases in direct labor related to our increase in revenues for the fiscal year ended September 30, 2004.
Selling and marketing
     Selling and marketing expenses increased 33.3% to $7.4 million for the fiscal year ended September 30, 2004 from $5.6 million for the fiscal year ended September 30, 2003. As a percentage of revenues, selling and marketing expenses increased slightly to 5.8% for the fiscal year ended September 30, 2004 from 4.8% for the fiscal year ended September 30, 2003. The increase in selling and marketing expenses was primarily attributable to the inclusion of expenses of $726,000 related to EPOS and sales and marketing expenses relating to OPC advertising of $450,000.
General and administrative
     General and administrative expenses increased 19.6% to $28.2 million for the fiscal year ended September 30, 2004 from $23.6 million for the fiscal year ended September 30, 2003. As a percentage of revenues, general and administrative expenses increased to 22.1% for the fiscal year ended September 30, 2004 from 20.4% for the fiscal year ended September 30, 2003. The increase in general and administrative expenses resulted primarily from $1.3 million in legal and other costs related to the terminated CalPERS contract and the shareholder lawsuits that were dismissed in December 2003 and March 2004, $2.2 million in other costs related to the office consolidation and $1.5 million of expenses related to our acquisition of EPOS.
Restructuring and other charges
     The following table presents the restructuring and other charges for the fiscal years ended September 30, 2004 and 2003:

	Year ended September 30,
	2004	2003
	(Restated)	(Restated)
	(in thousands)
Asset impairment charges	$571	$91
Severance charge resulting from restructuring	1,846	280
Office closure charge resulting from restructuring	1,076	43

Total	$3,493	$414

     During the fiscal year ended September 30, 2004, we recorded asset impairment charges totaling $571,000 resulting from assets written off due to the closure of two offices. The severance charge of $1.8 million represented severance costs of $1.5 million resulting from the signing of a termination agreement with our former chief executive officer and including a charge due to the modification of his stock options based on the price of our Class B common stock on April 1, 2004 and severance costs of $385,000 resulting from our consolidation of our Walnut Creek, CA and Reston, VA offices. The office closure charge of $1.1 million represented costs incurred for the closure of two offices, net of estimated sublease income of $1.5 million. During fiscal 2003, Tier closed a portion of its Boston facility, thereby incurring $414,000 of charges for severance, office closure and goodwill impairment.
Depreciation and amortization
     Depreciation and amortization decreased 5.8% to $5.1 million for the fiscal year ended September 30, 2004 from $5.4 million for the fiscal year ended September 30, 2003. As a percentage of revenues, depreciation and amortization decreased to 4.0% for the fiscal year ended September 30, 2004 from 4.7% for the fiscal year ended September 30, 2003. The decrease in depreciation and amortization resulted primarily from decreased capital expenditures in the first six months of the fiscal year and assets that became fully depreciated or amortized.
Interest income, net
     Net interest income during fiscal years 2004 and 2003 was $0.8 million and $0.9 million, respectively. The interest income for both years reflects higher investment balances offset by lower rates.
Income tax (benefit) provision
     Tier recorded no net provision for income taxes for the fiscal year ended September 30, 2004 as compared to a benefit for income taxes on a loss from continuing operations of $2.8 million for the fiscal year ended September 30, 2003. No tax provision on the net income for the fiscal year ended September 30, 2004 was recorded due to an offsetting decrease in our valuation allowance. Our effective tax rate was 33.7% for the fiscal year ended September 30, 2003. These rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, changes in our valuation allowance, the ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to closely monitor the effective tax rate.
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

Discontinued operations
     We had a loss from our discontinued operations, net of income taxes, of $1.4 million for the fiscal year ended September 30, 2004 compared to a loss of $19.2 million for the fiscal year ended September 30, 2003. The losses represent the historical operating results of our U.S. Commercial Services, including the Systems and Technology Training division, and United Kingdom segments and the asset impairment and restructuring charges recorded as a result of discontinuing these segments.
FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002
Revenues
     Revenues increased 36.9% to $115.6 million for the fiscal year ended September 30, 2003 from $84.4 million for the fiscal year ended September 30, 2002. The following table presents the revenues for the fiscal years ended September 30, 2003 and 2002 for each of the three reportable segments:

	Year ended September 30,
	2003	2002
	(Restated)	(Restated)
	(in thousands)
GBPO	$48,465	$40,377
PSSI	30,107	40,356
EPP	37,005	3,700

Total	$115,577	$84,433

     The $8.1 million increase in GBPO revenues resulted primarily from new child support payment processing contracts in the amount of $3.2 million and increased revenues on existing contracts of approximately $5.8 million due primarily to the inclusion of these contracts for the entire fiscal year. The $10.2 million decrease in PSSI revenues resulted primarily from the adjustment of $12.8 million to write down the total value of the unbilled receivables from CalPERS as a result of the dispute with CalPERS, which was partially offset by an increase in revenues from our unemployment services of approximately $3.6 million. The increase in EPP revenues resulted primarily from a full year of OPC operations in fiscal 2003 compared to two months of operations in fiscal 2002 following our acquisition of OPC in late July 2002 in addition to an increase in all revenues categories primarily driven by higher adoption rates by consumers.
     The following table presents revenues for the fiscal years ended September 30, 2003 and 2002 by offering:

	Year ended September 30,
	2003	2002
	(Restated)	(Restated)
	(in thousands)
Transaction and payment processing	$80,305	$37,057
Systems design and integration	16,307	29,933
Maintenance and support services	17,032	15,145
Product sales and other services	1,933	2,298

Total	$115,577	$84,433

     Revenues from transaction and payment processing services increased 116.7% in fiscal year 2003 primarily as a result of the inclusion of a full year of OPC operations as well as revenues from new child support payment processing contracts in our GBPO segment. Revenues from systems design and integration services decreased 45.5% in fiscal year 2003 primarily due to the $12.8 million charge to revenues to write down the total value of the CalPERS unbilled receivables in our PSSI segment. Revenues from maintenance and support services increased 12.5% in fiscal year 2003 primarily from the inclusion of a full year of revenues from the Government Solutions Center (“GSC”) which we acquired from KPMG Consulting Inc. (now BearingPoint, Inc.) in March 2002. Revenues from product sales and other services, which declined 15.9% in fiscal 2003, were affected by a reduction in client IT spending.
     Reimbursement and software license revenues for each fiscal year were each less than 10% of total revenues for the period.

Direct costs
     Direct costs increased 69.7% to $89.7 million for the fiscal year ended September 30, 2003 from $52.8 million for the fiscal year ended September 30, 2002. Direct costs include depreciation and amortization of $2.2 million for the year ended September 30, 2003 and $2.1 million for the year ended September 30, 2002. The increase in direct costs resulted from the increase in revenues as well as costs incurred on the CalPERS project for which we recorded an adjustment to decrease revenues by $12.8 million to write down the total value of the unbilled receivables from CalPERS as mentioned above.
Selling and marketing
     Selling and marketing expenses increased 44.8% to $5.6 million for the fiscal year ended September 30, 2003 from $3.9 million for the fiscal year ended September 30, 2002. As a percentage of revenues, selling and marketing expenses increased to 4.8% for the fiscal year ended September 30, 2003 from 4.5% for the fiscal year ended September 30, 2002. The increase in selling and marketing expenses in total dollars was primarily attributable to the addition of OPC’s sales and marketing costs for a full year in 2003.
General and administrative
     General and administrative expenses increased 62.7% to $23.6 million for the fiscal year ended September 30, 2003 from $14.5 million for the fiscal year ended September 30, 2002. As a percentage of revenues, general and administrative expenses increased to 20.4% for the fiscal year ended September 30, 2003 from 17.2% for the fiscal year ended September 30, 2002. The increase in general and administrative expense in total dollars was primarily attributable to the addition of OPC’s general and administrative costs for a full year in 2003, an increase in rent expense due to more office locations, increasing business insurance costs and $1.3 million in legal costs to comply with the DOJ investigation.
Depreciation and amortization
     Depreciation and amortization increased 44.1% to $5.4 million for the fiscal year ended September 30, 2003 from $3.8 million for the fiscal year ended September 30, 2002. As a percentage of revenues, depreciation and amortization increased to 4.7% for the fiscal year ended September 30, 2003 from 4.5% for the fiscal year ended September 30, 2002. The increase in depreciation and amortization expense was primarily attributable to increased amortization of acquired intangibles from the OPC acquisition.
Interest income net
     We had net interest income of $0.9 million for the fiscal year ended September 30, 2003 compared to net interest income of $1.3 million for the fiscal year ended September 30, 2002. This decrease was primarily attributable to a lower investment balance and lower investment yields.
Income tax (benefit) provision
     The benefit for income taxes on loss from continuing operations was $2.8 million for the fiscal year ended September 30, 2003, as compared to provision for income taxes on income from continuing operations of $4.0 million for the fiscal year ended September 30, 2002. The effective tax rate on loss from continuing operations for the fiscal year ended September 30, 2003 was 33.7%. The effective tax rate on income from continuing operations for the fiscal year ended September 30, 2002 was 37.4%. These rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, changes in our valuation allowance, the ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.
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

SELECTED QUARTERLY STATEMENTS OF OPERATIONS
     The following table set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2004. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements contained herein. This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for any one quarter are not necessarily indicative of results for any future period.
Selected Quarterly Financial Statements

	Three months ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2004	2004	2004	2003	2003	2003	2003	2002
Consolidated statement of operations data:	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
			(in thousands, except per share data )
Revenues	$31,218	$40,058	$29,793	$26,708	$13,869	$42,681	$30,040	$28,987

Costs and expenses:
Direct costs	18,323	28,702	19,406	17,968	20,464	30,878	19,750	18,565
General and administrative	9,687	6,557	6,032	5,957	6,368	5,845	5,523	5,870
Selling and marketing	2,250	2,103	1,756	1,332	1,187	1,540	1,413	1,441
Depreciation and amortization	1,579	1,204	1,151	1,175	1,402	1,257	1,387	1,377
Restructuring and other charges	(431)	1,847	5	2,072	414	—	—	—

(Loss) income from continuing operations	(190)	(355)	1,443	(1,796)	(15,966)	3,161	1,967	1,734
Interest income, net	194	224	215	202	190	180	226	308

Income (loss) from continuing operations before income taxes	4	(131)	1,658	(1,594)	(15,776)	3,341	2,193	2,042
Income tax (benefit) provision	—	—	—	—	(5,909)	1,352	955	838

Income (loss) from continuing operations, net of income taxes	4	(131)	1,658	(1,594)	(9,867)	1,989	1,238	1,204
(Loss) income from discontinued operations, net of income taxes	(22)	(17)	164	(1,565)	(19,504)	(58)	57	259

Net (loss) income	$(18)	$(148)	$1,822	$(3,159)	$(29,371)	$1,931	$1,295	$1,463

(Loss) earnings from continuing operations, net of income taxes
Per basic share	$—	$(0.01)	$0.09	$(0.08)	$(0.53)	$0.11	$0.07	$0.06

Per diluted share	$—	$(0.01)	$0.09	$(0.08)	$(0.53)	$0.11	$0.07	$0.06

(Loss) earnings from discontinued operations, net of income taxes:
Per basic share	$—	$—	$0.01	$(0.09)	$(1.05)	$(0.01)	$—	$0.01

Per diluted share	$—	$—	$0.01	$(0.09)	$(1.05)	$(0.01)	$—	$0.01

(Loss) earnings:
Per basic share	$—	$(0.01)	$0.10	$(0.17)	$(1.58)	$0.10	$0.07	$0.07

Per diluted share	$—	$(0.01)	$0.10	$(0.17)	$(1.58)	$0.10	$0.07	$0.07

Weighted-average shares used in computing:
Basic (loss) earnings per share	19,396	19,030	18,808	18,702	18,642	18,600	18,834	19,052

Diluted (loss) earnings per share	19,396	19,030	19,217	18,702	18,642	18,821	19,355	19,815

     The following table summarizes the impact of the restatement for each reported period. See Note 1 to the Consolidated Financial Statements for further information regarding the restatement.

	Three months ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
Consolidated statement of operations data:	2004	2004	2004	2003	2003	2003	2003	2002
	(in thousands, except per share data )
Revenues	$183	$(675)	$134	$198	$(77)	$(38)	$(125)	$(100)

Costs and expenses:
Direct costs	165	590	7	—	—	—	—	—
General and administrative	456	(394)	(261)	473	(245)	89	92	91
Selling and marketing	225	100	—	(45)	(312)	—	—	—
Depreciation and amortization	—	44	44	44	152	(1)	(1)	—
Restructuring and other charges	—	—	—	—	414	—	—	—

(Loss) income from continuing operations	(663)	(1,015)	344	(274)	(86)	(126)	(216)	(191)
Interest income, net	(80)	(81)	(78)	(75)	(71)	(70)	(70)	(70)

(Loss) income from continuing operations before income taxes	(743)	(1,096)	266	(349)	(157)	(196)	(286)	(261)
Income tax (benefit) provision	—	(35)	(35)	(35)	—	—	—	—

(Loss) income from continuing operations, net of income taxes	(743)	(1,061)	301	(314)	(157)	(196)	(286)	(261)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—

Net (loss) income	$(743)	$(1,061)	$301	$(314)	$(157)	$(196)	$(286)	$(261)

(Loss) earnings from continuing operations, net of income taxes
Per basic share	$(0.04)	$(0.06)	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Per diluted share	$(0.04)	$(0.06)	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

(Loss) earnings from discontinued operations, net of income taxes:
Per basic share	$—	$—	$—	$—	$—	$—	$—	$—

Per diluted share	$—	$—	$—	$—	$—	$—	$—	$—

Net (loss) earnings:
Per basic share	$(0.04)	$(0.06)	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Per diluted share	$(0.04)	$(0.06)	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing:
Basic (loss) earnings per share	19,396	19,030	18,808	18,702	18,642	18,600	18,834	19,052

Diluted (loss) earnings per share	19,396	19,030	19,217	18,702	18,642	18,821	19,355	19,815

     The following table summarizes our restated operating results as a percentage of net revenues for each of the periods indicated:

	Three months ended
	Sept. 30	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2004	2004	2004	2003	2003	2003	2003	2002
As a percentage of revenues:	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Direct costs	58.7	71.7	65.1	67.3	147.6	72.3	65.7	64.0
General and administrative	31.0	16.4	20.2	22.3	45.9	13.7	18.4	20.3
Selling and marketing	7.2	5.2	5.9	5.0	8.5	3.6	4.7	5.0
Depreciation and amortization	5.1	3.0	3.9	4.4	10.1	2.9	4.6	4.8
Restructuring and other charges	(1.4)	4.6	—	7.8	3.0	—	—	—

Income (loss) from continuing operations	(0.6)	(0.9)	4.9	(6.8)	(115.1)	7.5	6.6	5.9
Interest income, net	0.6	0.6	0.7	0.8	1.4	0.4	0.8	1.1

Income (loss) from continuing operations before income taxes	—	(0.3)	5.6	(6.0)	(113.7)	7.9	7.4	7.0
Provision (benefit) for income taxes	—	—	—	—	(42.6)	3.2	3.2	2.9

Income (loss) from continuing operations, net of income taxes	—%	(0.3)%	5.6%	(6.0)%	(71.1)%	4.7%	4.2%	4.1%

LIQUIDITY AND CAPITAL RESOURCES
     Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintained a $15.0 million revolving credit facility, scheduled to expire on January 31, 2005, of which $15.0 million could be used for letters of credit and additional borrowing. The credit facility bore interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At September 30, 2004, there was approximately $1,735,000 of standby letters of credit outstanding under this facility. The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. The credit facility had certain financial covenants including maintenance of positive quarterly net income after taxes from continuing operations, minimum cash flow from operations to debt service of 1.35 to 1.0, a ratio of debt to tangible net worth not to exceed 0.65 to 1.0 and a minimum ratio of liquid assets to current liabilities of 1.25 to 1.0. As of September 30, 2004, there were no outstanding borrowings under this facility and we were in compliance with all of the financial covenants of the facility. However, the delayed availability of our financial statements for the fiscal year ended September 30, 2005, and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with CNB on March 6, 2006. The agreement, which amends and restates the original agreement signed by the Company and the lender on January 29, 2003, made a number of significant changes including the termination of the $15 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that Tier may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.
     In April 2004, we issued a letter of credit in the amount of $935,000, which was used to guarantee the performance bond of CPAS Systems, Inc., or CPAS, required by a project contract that is anticipated to be completed in August 2005. On October 1, 2004, we acquired 47.37% of the common stock of CPAS. In conjunction with this guarantee, we entered into an indemnification agreement with CPAS which pledges to hold harmless, indemnify and make us whole from and against any and all amounts actually claimed or withdrawn and other business related consideration. In accordance with FIN 45, we recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets. The recorded amounts will be eliminated if we are released from the risk upon expiration or settlement of the obligation.
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
     Net cash from continuing operations provided by operating activities was $25.4 million, $1.0 million and $6.1 million in the fiscal years ended September 30, 2004, 2003 and 2002. Net cash from continuing operations provided by operating activities for fiscal year ended September 30, 2004 resulted primarily from income from continuing operations, net of income taxes, adjusted for depreciation and amortization, a decrease in accounts receivable due to increased collection activities and an increase in income taxes payable resulting from income tax return due to our net operating losses. Net cash from continuing operations provided by operating activities for fiscal year ended September 30, 2003 resulted primarily from loss from continuing operations, net of income taxes, offset by non-cash charges for depreciation and amortization. Net cash from continuing operations provided by operating activities for fiscal year ended September 30, 2002 resulted primarily from income from continuing operations, net of income taxes, adjusted for depreciation and amortization and non-cash charge for the tax benefit of stock options exercised offset by an increase in accounts receivable balances resulting from increased sales. The operating activities of our discontinued operations used $1.5 million and $18.9 million, respectively, during fiscal years 2004 and 2003, and provided $0.7 million of cash in fiscal year 2002.
     Net cash from continuing operations used in investing activities was $8.6 million in the fiscal year ended September 30, 2004, $21.1 million in the fiscal year ended September 30, 2003, and $65.4 million in the fiscal year ended September 30, 2002. Net cash from continuing operations used in investing activities for the fiscal year ended

September 30, 2004 resulted primarily from our acquisition of EPOS and capital expenditures offset by net maturities of securities available-for-sale. Net cash from continuing operations used in investing activities for the fiscal year ended September 30, 2003 primarily consisted of net purchases of securities available-for-sale and capital expenditures. Net cash from continuing operations used in investing activities in the fiscal year ended September 30, 2002 primarily resulted from the acquisition of OPC for approximately $70.6 million (equivalent to $30.7 million, net of cash, restricted cash and short-term and long-term investments acquired) and the acquisition of GSC for approximately $8.4 million offset by net maturities of securities available-for-sale. The investing activities of our discontinued operations provided $1.9 million and $17.8 million, respectively, of cash during fiscal years 2004 and 2003 and used $2.0 million of cash in fiscal year 2002.
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
Disclosures About Contractual Obligations And Commercial Commitments
     As of September 30, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

	Payments due by period
		Less than	2 – 3 years	4 –5 years
Contractual Cash Obligations	Total	1 year (FY2005)	(FY2006 & 2007)	(FY2008 & 2009)	After 5 years

Debt, including interest	$218	$124	$94	$—	$—
Operating leases	11,350	3,943	4,218	2,671	518
Restructuring liability	2,033	1,125	728	180	—

Total	$13,601	$5,192	$5,040	$2,851	$518

	Amount of commitment expiration per period
	Total amounts	Less than	2 – 3 years	4 –5 years
Other Commercial Commitments	committed	1 year (FY2005)	(FY2006 & 2007)	(FY2008 & 2009)	After 5 years

Standby letters of credit	$5,024	$1,823	$3,151	$—	$50
Performance bonds	27,115	23,950	3,165	—	—

Total	$32,139	$25,773	$6,316	$—	$50

Recent Accounting Standards
     In March 2003, the Emerging Issues Task Force, “EITF”, reached a consensus on recognition and measurement guidance discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached. The consensus reached in March 2004 also provided for certain disclosure requirements for fiscal years ending after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-1.
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
     The American Job Creation Act of 2004 (AJCA), which has been approved by Congress and is expected to be signed by the President, replaces an export incentive with a deduction from domestic manufacturing income. If signed, this change should have no material impact on the Company’s income tax provision.
Factors That May Affect Future Results
     The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.
If we fail to regain our listing status on the Nasdaq Global Market, the value of our stock may continue to be depressed, we may have difficulties attracting and retaining customers and employees and our Company may be susceptible to take over attempts.
     Effective at the open of business on May 25, 2006, Tier’s common stock was delisted from the Nasdaq National Market, now the Nasdaq Global Market. Although we intend to reapply for listing at the appropriate time after we have filed all required reports with the Securities and Exchange Commission, there is no assurance that we will be successful in having our common stock listed on the Nasdaq Global Market.
Our quarterly revenues, operating results and cash flows are volatile, may fluctuate significantly from quarter to quarter and may be difficult to forecast, which may cause the market price of our Class B common stock to decline.
     Our revenues, operating results and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control. Among other things, these factors include:
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
     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. The completion or cancellation of a large project or a significant reduction in its scope would significantly reduce our revenues and cash flows. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows.
     For the fiscal year ended September 30, 2004, our ten largest clients represented 57.6% of our total revenues, including revenues from federal taxpayers under the Internal Revenue Service, “IRS”, contract which accounted for 12.3% of our total revenues. The existing contract with the IRS allows the IRS to terminate our services at any time for any or no reason. Even though our revenues are not funded by the IRS, the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from another IRS-authorized service provider, would result in a reduction in our revenues and cash flows.
     During the fiscal year ended September 30, 2004, we performed services for three different state governments as a subcontractor to ACS, accounting for 11.1% of our total revenues. In June 2004, we were notified by ACS of its decision not to renew our subcontract on its Ohio child support contract effective June 30, 2004. For the year ended September 30, 2004, the revenues from the Ohio subcontract accounted for approximately 4.3% of our total revenues. The volume of work performed for specific clients or prime contractors is likely to vary from period to period, and a client or prime contractor in one period may elect not to use our services in a subsequent period. We cannot predict if ACS’ decision will affect the other two subcontracts under our existing relationship with ACS or the future revenue associated with those subcontracts. The remaining two subcontracts have base contract renewal dates of June 30, 2006 and May 31, 2007. The loss of revenues from those subcontracts could adversely affect future operating results and cash flows.
     As a result of our focus in specific markets, economic and other conditions that affect the companies and government agencies in these markets could also result in a reduction in our revenues and cash flows. Because we derive a significant portion of our revenues from a limited number of clients, we have several large accounts receivable and unbilled receivable balances of $10.4 million. At September 30, 2004, unbilled receivables for two clients accounted for 43.8% and 24.4% of total unbilled receivables. At September 30, 2004, total accounts receivable and unbilled receivables, for these two clients accounted for 21.7% and 6.7%, respectively, of total net accounts receivable and unbilled receivables of $21.2 million. Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and results of operations. The imposition of significant penalties for our failure to meet scheduled delivery requirements could also have a material adverse effect on us.
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
     Underestimating the resources, costs or time required for a fixed price project or a transaction-based contract or overestimating the expected volume of transactions or transaction dollars processed under a transaction-based contract would cause our costs under fixed price contracts to be greater than expected and our fees under transaction-based contracts to be less than expected, and our related profit, if any, to be less. Under fixed price contracts, we generally receive our fee if we meet specified deliverables such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. To earn a profit on these contracts, we rely upon accurately estimating costs involved and assessing the probability of meeting the specified objectives or realizing the expected number or average dollar amounts of transactions within the contracted time period. A failure by a client to adequately disclose in their request for proposal their existing systems, current interfaces, complete functional requirements and historical payment and transaction volumes could result in our underestimating the work required to complete a project. If we fail to estimate accurately the factors upon which we base our contract pricing, or we are unable to successfully obtain change orders, we may incur losses on those contracts or be unable to complete our performance obligations. During the year ended September 30, 2004, 19.0% of our revenues were generated from fixed price contracts and 62.8% of our revenues were generated from transaction-based contracts. We believe that the percentage of revenues attributable to fixed price and transaction-based contracts will continue to be significant for the foreseeable future.
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
Our business may be harmed by claims, lawsuits or investigations which could result in adverse outcomes.
     At any given time, we are subject to a variety of claims and lawsuits. Adverse outcomes in any particular claim, lawsuit, government investigation, tax determination, or other liability matter may result in significant monetary damages, substantial costs, or injunctive relief against us that could adversely affect our ability to conduct our business. We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. The successful assertion of one or more claims against Tier may not be covered by or may exceed available insurance coverage.
     In May 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission (“SEC”) requesting documents relating to financial reporting and personnel issues. If the SEC were to conclude that further investigative activities are merited or takes formal action against the Company, Tier’s reputation could be impaired. Tier intends to cooperate fully with this investigation. We anticipate that we could incur additional legal and administrative expenses as we continue to cooperate with the SEC’s investigation.
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
     At the end of July 2002, we acquired OPC, which had a history of losses. Although OPC has cumulatively increased revenues since the acquisition and has reduced certain operating expenses as we integrate this acquisition and is currently profitable, there can be no assurance that OPC will maintain profitability in the future.

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
     In June 2004, we completed the consolidation of our offices in Walnut Creek, California and Reston, Virginia. Most of the employees in our Walnut Creek office did not relocate to Reston and elected to terminate their employment with us as a result. In addition, we may face difficulties integrating employees from our Walnut Creek office and newly hired employees into our Reston office. The loss of the services of any key employee could significantly disrupt our operations. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could harm our competitive position.
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

We depend on government agencies for our revenues and the loss or decline of existing or future government agency funding could cause our revenues and cash flows to decline.
     For the fiscal year ended September 30, 2004, approximately 32.3% of our revenues were derived from federally mandated and primarily federally funded child support transaction processing services fees and approximately 32.5% of our revenues were derived from convenience fees earned by our EPP business unit with respect to payments made by constituents primarily to government agencies. The balance of our revenues was derived from other services provided to government agencies. Some of these revenues, particularly our FMS and State of Missouri contracts, may be subject to state and local government agency spending fluctuations. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to terminate projects, divert funds or delay implementation. These government agencies may terminate most of these contracts at any time without cause. In addition, revisions to or repeals of mandated statutes and regulations, including changes to the timing of required compliance, may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services or business solutions would significantly reduce our revenues and cash flows. The loss of a major government client, or any significant reduction or delay in orders from such a client, would also significantly reduce our revenues and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired.
Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.
     Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. The failure by us or by third parties on an engagement in which we are a subcontractor, to meet a client’s expectations in the performance of the engagement could damage our reputation and compromise our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. We also have undertaken, and may in the future undertake, projects that require us to obtain a performance bond from a licensed surety and to post the performance bond with the client. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in termination of the contract, client dissatisfaction and a reduction in payment to us, payment of material penalties or material damages by us as a result of litigation or otherwise, or claims by a client against the performance bond posted by us. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.
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
     There are some areas of our business that experience increasing pricing pressures from competitors as well as from clients seeking to control costs. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, in responding to competitive pressures, we lower the prices of our products and services. If we are unable to reduce our costs or improve operating efficiencies when we offer such lower prices, our revenues and margins will be adversely affected.
     A significant amount of our EPP business unit’s revenues are generated primarily based on convenience fees charged as a percentage of dollars processed for income taxes and other payments. Income taxes are dependent on the amount of income earned by taxpaying citizens and the prevailing tax rates. A decline in economic conditions could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumers remit to government entities, which may reduce our revenues from convenience fees. A reduction in income tax rates may also reduce the amount of income tax payments consumers remit to government entities, which may likewise reduce our revenues from convenience fees.
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
Item 9A. Controls and Procedures
     Our current management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.
     During our evaluation of our disclosure controls and procedures, we considered the material weakness in internal controls over financial reporting identified by our former auditors, PricewaterhouseCoopers LLP, or PwC, and reported in the amended Annual Report on Form 10-K/A for fiscal year ended September 30, 2004 and filed on April 20, 2005 and the conclusion of our then-current management that our disclosure controls and procedures were not effective. Subsequent to the April 20, 2005 filing of the amended Annual Report on Form 10-K/A, both the then-current Chief Executive Officer and the then-current Chief Financial Officer were separated from Tier.
     Based on our current evaluation of our disclosure controls and procedures as of September 30, 2004, our current Chief Executive Officer and our current Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
     Identification of Material Weaknesses
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     On December 15, 2004, PwC notified our management and Audit Committee of a material weakness in our internal control over financial reporting related to insufficient personnel resources and technical accounting expertise within our accounting function. We believe that this material weakness resulted from the June 2004 relocation of our corporate back office operations, including accounting and finance, from Walnut Creek, California to Reston, Virginia. Of the 35-person full-time accounting and finance employees at Walnut Creek, only the then-current Chief Financial Officer remained with us following the relocation. Several members of our former accounting staff were temporarily retained to help close the books for the quarter ended June 30, 2004; however, by September 2004, most of these individuals had accepted other employment opportunities. As a result, at September 30, 2004, the new Virginia-based accounting staff was becoming familiar with their responsibilities and our policies and procedures and several key accounting positions were vacant.
     In addition, during the preparation of the financial statements for fiscal year 2005, our current financial management identified the following additional material weaknesses that existed as of September 30, 2004. The existence of each of these internal control deficiencies resulted in material misstatements to our financial statements during fiscal years 2004, 2003 and/or 2002 and the associated interim quarters, which were neither prevented nor detected prior to the original filing of these financial statements. Accordingly, our current management concluded that each of the internal control deficiencies listed below constituted a material weakness as of September 30, 2004.
•	We did not maintain an effective control environment under the criteria established under the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework—Specifically, we did not set an effective tone for promoting ethical behavior and did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls by certain former members of senior management. In fiscal 2004, this problem was exacerbated by the lack of institutional knowledge and technical accounting expertise of the accounting staff that was in place at September 30, 2004, as well as the high number of vacancies in the accounting department at that time. On May 12, 2006, we announced the completion of an independent investigation conducted on behalf of the Audit Committee of Tier’s Board of Directors. The scope of the independent investigation included an examination of the qualitative and financial reporting issues giving rise to the restatement of prior period financial statements. Among other things, the investigation found earnings management at Tier, particularly during the close of fiscal 2004, which included recording a series of adjustments not in accordance with generally accepted accounting principles. Furthermore, as of September 30, 2004, certain accounting-related functions reported directly to operational personnel, rather than accounting personnel, which diminished the internal control over the financial information produced by operating functions. This lack of an effective control environment resulted in certain transactions not being properly accounted for in our consolidated financial statements and contributed to the need to restate certain of our previously issued financial statements. The combination of these matters resulted in the following additional material weaknesses.

o	We did not maintain effective accounting and disclosure controls over one of our payment processing centers—We did not reconcile three accounts in our general ledger (cash, accounts receivable, and accounts payable) with information maintained at one of our payment processing centers. This deficiency was limited to three accounts at a single payment processing center.

o	We did not maintain effective internal control over the processes used to estimate and record the allowance for uncollectible accounts receivable—At certain payment processing centers, we must fund insufficiently funded checks that we receive from noncustodial parents, as well as payments that we inadvertently make to the incorrect party. As such, we recognize a receivable that represents the amount that we could recoup from the applicable party. We determined that the judgmental process used to establish the allowance for uncollectible accounts receivable for these specific types of accounts had been overridden by management in a manner that resulted in material misstatements of our financial statements.

o	We did not maintain effective internal control over the recognition of revenue for fixed-price contracts that are accounted for using the percentage-of-completion method—We did not reflect all appropriate forecast or actual costs in the calculations used as the basis for recognizing revenues, including the separate accounting for each portion of the contracts that had separate vendor-specific objective evidence of fair value.

o	We did not maintain effective internal control over related-party notes—We did not have adequate controls to ensure that the principal and interest on related-party notes, which were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002, were calculated and recorded correctly, including the calculation of interest and proper categorization of notes on our Consolidated Financial Statements.

o	We did not maintain effective controls over our accounting for accrued liabilities—We did not review and adjust our accrued liability accounts on a timely basis, including certain accrued liabilities associated with the acquisition of a subsidiary. In addition, our then-current management overrode a control to reverse the accrual for sales commissions that were probable of payout.

o	We did not have internal controls over the reporting of our investment portfolio—We did not have the technical accounting knowledge to account for and report on our investment portfolio in accordance with accounting principles generally accepted in the United States. As a result, a number of our investments were not classified properly on our Consolidated Balance Sheets.
     We believe that the material weaknesses described above led to the restatement of our financial statements for fiscal years 2002 through 2004, as well as the subsequent delay in filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.
     Remediation of Material Weaknesses in Internal Control over Financial Reporting
     To address the material weaknesses in our internal control over financial reporting described above, we instituted a number of measures after September 30, 2004, that are expected to continue to improve the effectiveness of our internal controls, including the following:
•	The Board of Directors appointed a new Chairman and Chief Executive Officer during the third quarter of fiscal 2006 and appointed a new Chief Financial Officer and a new Controller during the third quarter of fiscal 2005. The Board believes that each of these individuals possesses the strong technical accounting and management skills necessary to establish an appropriate internal control environment;

•	We established and communicated an atmosphere of zero-tolerance for improper behavior;

•	We reestablished a Disclosure Committee consisting of senior executives from our operating, finance and legal groups. The Disclosure Committee was established to assist in the administration of disclosure controls and procedures with respect to our public disclosures, including SEC filings;

•	We reorganized and appropriately staffed our accounting department. Specifically, we:
o	replaced all finance and accounting employees, including the Chief Financial Officer and the Controller;

o	filled previously existing vacancies in our accounting and finance department with individuals with the appropriate levels of technical accounting expertise and we have increased the size of our accounting staff;

o	implemented a new organizational structure in the department that segregates duties to minimize the potential for errors;

o	established and staffed accounting positions to perform reconciliations and accounting analyses at key offsite facilities. These offsite accounting positions report directly to corporate accounting; and

o	established programs to provide our accounting staff with regular training on our accounting policies, procedures and controls, as well as training on technical accounting issues.
•	We established and documented processes to: (i) identify and determine the appropriate accounting for unusual, judgmental, and complex transactions; (ii) monitor new and evolving accounting standards; (iii) document all such reviews and analyses, as well as changes in accounting policy; and (iv) review significant accounting issues with the appropriate levels of management and the Audit Committee of the Board of Directors and the Disclosure Committee;

•	We increased the formality and rigor around the operation of key accounting and financial disclosure controls, including the:
o	documentation and testing of key financial accounting controls;

o	implementation of written procedures to ensure the timely completion of account reconciliations;

o	implementation of appropriate written policies and procedures over our accounting estimates;

o	implementation of written procedures to document management’s review and approval of transactions; and

o	implementation of appropriate written requirements for preparing and maintaining appropriate support for accounting transactions.
          Management believes that these efforts, which were all implemented after September 30, 2004, improved our internal control over financial reporting and effectively remediated the material weaknesses that existed at September 30, 2004.
          While our internal control over financial reporting has improved significantly as a result of the changes made during fiscal 2005 and 2006, we have identified the following areas that we will continue to enhance:
•	we will automate certain controls that are currently performed manually;

•	we will complete our written documentation of all key financial procedures; and

•	we will consolidate and simplify our back office operations.
          Changes in Internal Control
          There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. The changes described above occurred subsequent to the fourth quarter of fiscal 2004.
          Limitations on Effectiveness of Controls
          The effectiveness of any system of internal control over financial reporting, including our own, is subject to certain inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following statements are filed as part of this report:
(1)	Consolidated Financial Statements. See “Index to Consolidated Financial Statements” on Page F-1

(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.
All other schedules have been omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K or because the information required to be set forth therein is included in the Consolidated Financial Statements or in notes thereto.
(b)	Exhibits. See “Exhibit Index”

(c)	Financial Statement Schedules. See “Index to Consolidated Financial Statements” on page F-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TIER TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Tier Technologies, Inc.
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries (the “Company”) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
pricewaterhousecoopers, llp
December 27, 2004, except for the restatement described in Note 1 to the consolidated financials statements, as to which the date is October 23, 2006.

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2004	2003
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,495	$8,871
Investments in marketable securities	37,212	43,650
Accounts receivable, net	17,086	22,096
Unbilled receivables	4,101	7,692
Prepaid expenses and other current assets	4,337	4,602
Assets of discontinued operations	—	3,550

Total current assets	91,231	90,461

Property, equipment and software, net	7,213	6,408
Goodwill	37,527	29,328
Other intangible assets, net	30,771	24,844
Restricted investments	3,329	7,733
Other assets	1,909	2,600

Total assets	$171,980	$161,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,624	$2,086
Income taxes payable	7,007	—
Accrued compensation liabilities	4,820	3,571
Accrued subcontractor expense	2,457	5,494
Other accrued liabilities	7,433	7,833
Deferred income	5,269	3,299
Other current liabilities	901	2,915

Total current liabilities	30,511	25,198

Other liabilities	1,775	2,517

Total liabilities	32,286	27,715

Commitments and contingencies (Notes 6, 8 and 16)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital—Shares authorized: 43,480; shares issued: 20,324 and 19,542; and shares outstanding 19,440 and 18,658	181,479	173,829
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(4,113)	(3,908)
Accumulated other comprehensive loss	(128)	(221)
Accumulated deficit	(28,860)	(27,357)

Total shareholders’ equity	139,694	133,659

Total liabilities and shareholders’ equity	$171,980	$161,374

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenues	$127,777	$115,577	$84,433

Costs and expenses:
Direct costs	84,399	89,657	52,847
General and administrative	28,233	23,606	14,508
Selling and marketing	7,441	5,581	3,853
Depreciation and amortization	5,109	5,423	3,764
Restructuring and other charges	3,493	414	—

Total costs and expenses	128,675	124,681	74,972

(Loss) income before other income, income taxes and loss from discontinued operations	(898)	(9,104)	9,461
Interest income, net	835	904	1,262

(Loss) income from continuing operations before income taxes	(63)	(8,200)	10,723
Income tax (benefit) provision	—	(2,764)	4,010

(Loss) income from continuing operations	(63)	(5,436)	6,713

Loss from discontinued operations, net of income taxes	(1,440)	(19,246)	(22,345)

Net loss	$(1,503)	$(24,682)	$(15,632)

(Loss) earnings per share—Basic:
From continuing operations	$—	$(0.29)	$0.39
From discontinued operations	$(0.08)	$(1.02)	$(1.30)

Loss per share—Basic	$(0.08)	$(1.31)	$(0.91)

(Loss) earnings per share—Diluted
From continuing operations	$—	$(0.29)	$0.39
From discontinued operations	$(0.08)	$(1.02)	$(1.30)

Loss per share—Diluted	$(0.08)	$(1.31)	$(0.91)

Weighted-average shares used in computing:
Basic (loss) earnings per share	18,987	18,782	17,225
Diluted (loss) earnings per share	18,987	18,782	17,225
See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock								Accumulated Other			Comprehensive
	Class A		Class B		Treasury Stock		Additional	Notes Receivable	Comprehensive	Retained Earnings	Total Shareholders’	Income
			Shares	Amount	Shares	Amount	Paid-in-Capital	From Shareholders	Income (Loss)	(Accum. Deficit)	Equity	(Loss)
	Shares	Amount	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance at September 30, 2001, as previously reported	967	$992	12,151	$69,908	—	$—	$—	$(1,773)	$(5,328)	$14,353	$78,152
Restatement of 2001 and prior	—	—	316	2,019	(316)	(2,019)	—	(2,035)	—	(1,396)	(3,431)

Balance at September 30, 2001 (Restated)	967	992	12,467	71,927	(316)	(2,019)	—	(3,808)	(5,328)	12,957	74,721
Exercise of stock options	10	36	1,575	12,400	—	—	—	—	—	—	12,436
Issuance of Class B common stock	—	—	4,164	77,581	—	—	—	—	—	—	77,581
Tax benefit of stock options exercised	—	—	—	4,349	—	—	—	—	—	—	4,349
Conversion of Class A common stock into Class B common stock	(97)	(98)	97	98	—	—	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	141	2,604	—	—	—	—	—	—	2,604
Option acceleration charge from discontinued operations	—	—	—	1,902	—	—	—	—	—	—	1,902
Notes and interest receivable from related parties	—	—	—	—	—	—	202	75	—	—	277
Net loss	—	—	—	—	—	—	—	—	—	(15,632)	(15,632)	$(15,632)
Unrealized gain on investments	—	—	—	—	—	—	—	—	98	—	98	98
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	5,104	—	5,104	5,104

Balance at September 30, 2002	880	930	18,444	170,861	(316)	(2,019)	202	(3,733)	(126)	(2,675)	163,440	$(10,430)

Exercise of stock options	—	—	182	1,218	—	—	—	—	—	—	1,218
Issuance of Class B common stock	—	—	36	417	—	—	—	—	—	—	417
Repurchase of Class B common stock	—	—	—	—	(568)	(6,665)	—	—	—	—	(6,665)
Notes and interest receivable from related parties	—	—	—	—	—	—	201	(175)	—	—	26
Net loss	—	—	—	—	—	—	—	—	—	(24,682)	(24,682)	$(24,682)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(66)	—	(66)	(66)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(29)	—	(29)	(29)

Balance at September 30, 2003	880	930	18,662	172,496	(884)	(8,684)	403	(3,908)	(221)	(27,357)	133,659	$(24,777)

Exercise of stock options	—	—	350	2,196	—	—	—	—	—	—	2,196
Issuance of Class B common stock	—	—	30	199	—	—	—	—	—	—	199
Conversion of Class A common stock into Class B common stock	(880)	(930)	880	930	—	—	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	402	4,447	—	—	—	—	—	—	4,447
Stock option revision charge	—	—	—	552	—	—	—	—	—	—	552
Notes and interest receivable from related parties	—	—	—	—	—	—	256	(205)	—	—	51
Net loss	—	—	—	—	—	—	—	—	—	(1,503)	(1,503)	$(1,503)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(176)	—	(176)	(176)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	269	—	269	269

Balance at September 30, 2004	—	$—	20,324	$180,820	(884)	$(8,684)	$659	$(4,113)	$(128)	$(28,860)	$139,694	$(1,410)

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,503)	$(24,682)	$(15,632)
Less: Loss from discontinued operations, net	(1,440)	(19,246)	(22,345)

(Loss) income from continuing operations, net	(63)	(5,436)	6,713
Non-cash items included in net (loss) income:
Depreciation and amortization	7,139	7,631	6,075
Write-down of unbilled receivables	—	12,936	—
Goodwill and other assets impairment charge	571	91	(121)
Stock options revision charge	552	—	—
Provision for doubtful accounts	388	703	(255)
Deferred income taxes	25	(2,325)	(785)
Tax benefit of stock options exercised	—	—	4,349
Interest on, and losses from forgiveness of, notes from related parties	2	(8)	(71)
Net effect of changes in assets and liabilities:
Accounts receivable	9,015	(9,713)	(10,356)
Income taxes payable	9,382	(4,131)	1,257
Prepaid expenses and other assets	(485)	658	(377)
Accounts payable and accrued liabilities	(1,926)	466	(488)
Deferred revenue	780	139	130

Net cash provided by operating activities from continuing operations	25,380	1,011	6,071
Net cash (used in) provided by operating activities from discontinued operations	(1,531)	(18,874)	723

Net cash provided by (used in) operating activities	23,849	(17,863)	6,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(26,639)	(35,103)	(48,293)
Sales of available-for-sale securities	—	5,989	43,750
Maturities of available-for-sale securities	32,931	9,144	13,518
Restricted investments	4,403	223	(7,376)
Business combinations, net of cash acquired	(15,639)	294	(65,668)
Repayments of notes and accrued interest from related parties	—	15	482
Purchase of equipment and software	(3,429)	(1,655)	(2,108)
Other investing activities	(241)	(34)	334

Net cash used in investing activities from continuing operations	(8,614)	(21,127)	(65,361)
Net cash provided by (used in) investing activities from discontinued operations	1,913	17,841	(1,954)

Net cash used in investing activities	(6,701)	(3,286)	(67,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank line of credit	2,200	—	—
Repayments under bank line of credit	(2,200)	—	(7,500)
Repurchase of treasury stock	—	(6,665)	—
Net proceeds from issuance of common stock	2,395	1,635	90,092
Capital lease obligations and other financing arrangements	(149)	(482)	(1,830)

Net cash provided by (used in) financing activities from continuing operations	2,246	(5,512)	80,762
Effect of exchange rate changes on cash from continuing operations	—	(59)	(119)
Effect of exchange rate changes on cash from discontinued operations	230	—	5,221

Net increase (decrease) in cash and cash equivalents	19,624	(26,720)	25,343
Cash and cash equivalents at beginning of period	8,871	35,591	10,248

Cash and cash equivalents at end of period	$28,495	$8,871	$35,591

See accompanying notes.

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION (Continued)
(in thousands)

	Year ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$99	$55	$294
Income taxes paid (refunded), net	$(9,573)	$2,988	$2,373
Supplemental disclosures of non-cash transactions:
Equipment acquired under capital lease obligations and other financing arrangements	$—	$68	$1,717
Class B common stock issued in business combinations	$4,447	$—	$2,604
Conversion of Class A common stock to Class B common stock	$930	$—	$98
See accompanying notes.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. OVERVIEW OF ORGANIZATION, RESTATEMENT, AND SIGNIFICANT ACCOUNTING POLICIES
     Tier Technologies, Inc. (“Tier” or the “Company”) is a provider of transaction processing services and software and systems integration services to federal, state and local government and other public sector clients. Its clients outsource portions of their business processes to the Company, and rely on it for its industry-specific information technology expertise and solutions. The Company has offices located throughout the United States.
Restatement Overview
     On May 12, 2006, the Company announced the completion of an independent investigation conducted on behalf of the Audit Committee of Tier’s Board of Directors. The scope of the independent investigation included an examination of the qualitative and financial reporting issues giving rise to the restatement. Among other things, the investigation found earnings management at Tier, particularly during the close of fiscal 2004, which included recording a series of adjustments not in accordance with generally accepted accounting principles. To correct this issue, as well as other errors that Tier’s current accounting staff identified with the Company’s historical financial statements, Tier is restating its historical financial statements for fiscal years 2002 through 2004 as shown in the following table:
EFFECT OF RESTATEMENT ADJUSTMENTS
FISCAL YEARS ENDED SEPTEMBER 30,
(in thousands, except per share data)

	As Previously Reported			Restatement Adjustments			As Restated
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Revenues	$127,937	$115,917	$84,656	$(160)	$(340)	$(223)	$127,777	$115,577	$84,433
Costs and expenses:
Direct costs	83,637	89,657	52,847	762	—	—	84,399	89,657	52,847
General and administrative	27,959	23,579	14,360	274	27	148	28,233	23,606	14,508
Selling and marketing	7,161	5,893	3,853	280	(312)	—	7,441	5,581	3,853
Depreciation and amortization	4,977	5,273	3,761	132	150	3	5,109	5,423	3,764
Restructuring and other charges	3,493	—	—	—	414	—	3,493	414	—

Total costs and expenses	127,227	124,402	74,821	1,448	279	151	128,675	124,681	74,972

(Loss) income before other income (loss)	710	(8,485)	9,835	(1,608)	(619)	(374)	(898)	(9,104)	9,461

Other income:
Interest income, net	1,149	1,185	1,554	(314)	(281)	(292)	835	904	1,262

Total other income	1,149	1,185	1,554	(314)	(281)	(292)	835	904	1,262

(Loss) income before income taxes and discontinued operations	1,859	(7,300)	11,389	(1,922)	(900)	(666)	(63)	(8,200)	10,723
Income tax (benefit) provision	105	(2,764)	4,084	(105)	—	(74)	—	(2,764)	4,010

Net (loss) income from continuing operations	1,754	(4,536)	7,305	(1,817)	(900)	(592)	(63)	(5,436)	6,713
Loss from discontinued operations, net of tax	(1,440)	(19,246)	(22,345)	—	—	—	(1,440)	(19,246)	(22,345)

Net (loss) income	$314	$(23,782)	$(15,040)	$(1,817)	$(900)	$(592)	$(1,503)	$(24,682)	$(15,632)

(Loss) earnings per share:
Basic	$0.02	$(1.27)	$(0.87)	$(0.10)	$(0.04)	$(0.04)	$(0.08)	$(1.31)	$(0.91)
Diluted	$0.02	$(1.27)	$(0.82)	$(0.10)	$(0.04)	$(0.09)	$(0.08)	$(1.31)	$(0.91)
     These restatements primarily reflect changes in the timing of the recognition of certain revenue and expense transactions associated with the Company’s payment processing centers, project accounting, sales commissions, related party notes, accrued expenses and other miscellaneous areas. The following table shows the impact of the restatements in each of these categories on Tier’s net income. The restatement adjustments associated with each of these categories are discussed in detail immediately after this table. The cumulative impact of the restatement on prior periods was an increase of $1.4 million to the Company’s accumulated deficit shown in the shareholders’ equity section of the Consolidated Statement of Shareholders’ Equity.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Restatement Adjustments

	Year Ended September 30,
(In thousands)	2004	2003	2002

Restatement adjustments:
Payment processing center	$442	$(539)	$(224)
Project accounting	(1,313)	(90)	(18)
Sales commissions	(280)	82	—
Related-party notes	(275)	(211)	(233)
Accrued expenses	(303)	—	—
Other miscellaneous adjustments	(193)	(142)	(191)

Pre-tax adjustments	(1,922)	(900)	(666)
Income taxes	105	—	74

Total adjustments to net loss	(1,817)	(900)	(592)
Previously reported net income (loss)	314	(23,782)	(15,040)

Restated net loss	$(1,503)	$(24,682)	$(15,632)

Earnings (loss) per fully diluted share:
As previously reported	$0.02	$(1.27)	$(0.82)
Restatement adjustments	(0.09)	(0.04)	(0.03)
Impact of anti-dilutive stock equivalents(1)	(0.01)	—	(0.06)

Restated earnings (loss) per fully diluted share	$(0.08)	$(1.31)	$(0.91)

Weighted-average diluted number of shares:
As previously reported	19,322	18,782	18,376
Anti-dilutive common stock equivalents(1)	(335)	—	(1,151)

Restated weighted-average diluted shares	18,987	18,782	17,225

(1)	During fiscal years 2002, Tier incorrectly included anti-dilutive common stock equivalents in its loss per share calculations. In addition, because the restatement adjustments for fiscal year 2004 changed net income into a loss, the Company removed the impact of anti-dilutive common stock equivalents.
     Accounting for Payment Processing Centers. During the fourth quarter of fiscal 2005, the Company determined that the net accounts receivable for one of its facilities that processes child support payments had not been reconciled since inception and that the individual accounts comprising the accounts receivable, net balance for that operation did not appear to be accurate.
     Tier undertook an extensive reconciliation project, which essentially reconstructed account balances by analyzing the payments received and paid by this payment processing center since inception in late September 2000. To reflect the correct balances determined through this reconciliation project, the Company recorded $183,000 and $90,000, respectively, of additional expenses for fiscal years 2004 and 2003 and recorded $213,000 of expense reductions for fiscal year 2002. As of September 30, 2004 and 2003, the Company also corrected errors amounting to $669,000 and $4,056,000, respectively, by adjusting cash and cash equivalents with corresponding adjustments to accounts receivable, net, to reflect Tier’s obligation to fund the restricted cash account at the payment processing center. In addition, as of September 30, 2004, the Company reclassified $780,000, which represented a previously calculated balance of receivables and payables for this payment processing center, to accounts receivable, net. Finally, Tier increased its accounts receivable, net balance with a corresponding increase to its accumulated deficit by $1,346,000 and $1,163,000, respectively, as of September 30, 2004 and 2003, to correct the balances of these accounts determined during the previously described reconciliation project.
     In addition, the Company identified issues associated with the practices used to estimate its allowance for doubtful accounts for certain receivables at each of its payment processing centers. Specifically, a number of contracts with state agencies require the Company to fund child support payments that it misdirected to the incorrect payee, as well as payments for which the Company received an insufficiently funded check from the non-custodial parent. In those cases, Tier has the right to attempt to recover the funds and establishes an accounts receivable. Tier’s review of the historical procedures used to establish the provisions for uncollectible accounts for these receivables found that, rather than recognize the full reserve necessary when the receivable was recorded, the Company had gradually increased its reserve requirements over time and repeatedly changed its methodology to establish reserves that had the least impact on previously reported historical net income. To correct these issues, the Company decreased its previously reported expenses for fiscal 2004 by $135,000 and increased its previously reported expenses for fiscal 2003 and 2002 by $199,000 and $232,000, respectively. To reflect the cumulative

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effect of this restatement adjustment on the consolidated balance sheet, the Company decreased accounts receivable, net by $296,000 and $431,000, respectively, as of September 30, 2004 and 2003, with offsetting increases to accumulated deficit.
     Finally, the Company over-billed one customer during fiscal 2001, 2002 and 2003 and reversed this over-billing in fiscal year 2004. Because of this billing error and the subsequent correction thereof, the Company concluded that the previously reported revenues for fiscal years 2003 and 2002 were overstated by $250,000 and $205,000, respectively, and the Company’s revenues for fiscal year 2004 were understated by $490,000. As of September 30, 2004 and 2003, the Company also decreased accounts receivable, net and increased accumulated deficit by $245,000 and $490,000, to correct the cumulative effects of the over-billing error on its consolidated balance sheets for these periods.
     Project Accounting. There were a number of issues associated with the practices the Company used historically to recognize revenues and expenses for certain fixed-price contracts that are accounted for using the percentage–of-completion method. Specifically, the Company determined that during fiscal 2004 it had incorrectly deferred $196,000 of cost overruns on one project; incorrectly recognized a $118,000 claim against a subcontractor that was not probable of collection; failed to recognize a separate $150,000 settlement with a subcontractor in the correct periods, failed to reverse $36,000 of accruals recorded in an earlier period and failed to capture all costs in its percentage-of-completion models used to calculate revenue for two contracts. In addition, the Company inconsistently included maintenance costs in its percentage-of-completion model for these two contracts, when it was calculating the percentage-of-completion and the associated revenues recognized. Correction of Tier’s errors in its project accounting reduced the Company’s revenues for fiscal years 2004, 2003, and 2002 by $650,000, $90,000 and $18,000, respectively and increased expenses by $663,000 during fiscal 2004.
     Also, to correct the cumulative effect of these errors as of September 30, 2004 and 2003, the Company reduced both its unbilled receivables by $945,000 and $180,000, respectively; increased prepaid expenses and other current assets by $196,000 and zero, respectively; reduced accrued subcontractor expenses by $21,000 and zero; and increased other accrued liabilities by $386,000 and zero, respectively. These adjustments were offset by increases to accumulated deficit of $1,493,000 and $180,000, respectively, as of September 30, 2004 and 2003.
     Sales Commissions. Historically, the Company did not consistently recognize its obligation to pay employees sales commissions when the obligation was both probable and estimable and the Company failed to reverse another previously recorded sales commission accrual when payout was no longer probable. Correction of these errors resulted in a $280,000 increase in expenses in fiscal 2004 and an $82,000 decrease in fiscal 2003. To correct the cumulative effect of these errors, Tier increased accrued compensation liabilities by $198,000 as of September 30, 2004 and decreased accrued compensation liabilities by $82,000 as of September 30, 2003, with the offset reflected in accumulated deficit.
     Related-Party Notes. The Company did not calculate interest correctly on certain related-party notes. The correction of these errors decreased interest income by $19,000, $10,000, and $31,000, in fiscal years 2004, 2003 and 2002, respectively. Also, interest earned on these related-party notes during fiscal years 2004, 2003, and 2002, totaling $264,000, $247,000 and $249,000, respectively, was reclassified from interest income on the Company’s Consolidated Statement of Operations to additional paid-in-capital on the Company’s Consolidated Balance Sheet to correspond to the Company’s 2005 financial statement presentation. In addition, all related-party notes previously reported as assets have been restated to properly reflect these notes as reductions to shareholders’ equity in the Company’s Consolidated Balance Sheet.
     Accrued Expenses. Accounting principles generally accepted in the United States require companies to recognize or “accrue” costs that have been incurred, but not yet paid. The Company identified a number of liabilities that were recognized on a cash basis, rather than on an accrual basis. Correction of this error resulted in increases of $265,000 in administrative and general expenses and $38,000 in direct costs during fiscal 2004, with a corresponding increase of $303,000 in other accrued liabilities as of September 30, 2004.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Acquisition Adjustments. The Company determined that certain liabilities accrued for at the acquisition date related to the 2002 acquisition of two companies were overstated. As of September 30, 2004 and 2003, the Company reversed the accrued liabilities, including its allowance for uncollectible accounts, (included in accounts receivable, net) by $100,000, which is offset by decreased goodwill and accrued liabilities of $418,000 and $318,000, respectively.
     Investments. The Company determined that it incorrectly classified certain securities with original maturities at purchase that extended beyond 90 days as cash equivalents, as well as certain auction rate securities. In addition, the Company determined that it had classified certain securities as long-term, which were expected to be used for operating purposes, instead of classifying these securities as short-term. In addition, the Company determined that the unrealized gain or loss on certain securities was included in prepaid expenses and other assets, rather than as an offset to the securities themselves. Finally, the Company determined that the fair value of certain securities from an acquired subsidiary did not properly reflect unrealized losses. To correct all of these items, as of September 30, 2004 and 2003, the Company reduced cash and cash equivalents by $12,974,000 and $13,304,000, respectively; increased investments in marketable securities by $23,593,000 and $38,158,000, respectively; increased goodwill by $121,000 and $121,000, respectively; decreased long-term investments by $10,537,000 and $24,883,000, respectively; increased restricted investments by zero and $26,000, respectively; and decreasing prepaid expenses and other current assets by $84,000 and zero, respectively
     Other Miscellaneous Adjustments. In addition to the errors identified above, the Company also identified a number of minor errors associated with the accrual of sales, use and property taxes, which required the Company to increase general and administrative expenses by $223,000, $87,000, and $215,000, respectively, for fiscal years 2004, 2003, and 2002. In addition, the Company identified a number of minor errors associated with the valuation of certain available-for-sale securities, which required the Company to decrease general and administrative expenses in fiscal 2004 and 2002 by $30,000 and $27,000, respectively, and to increase expenses by $58,000 in fiscal 2003. In addition, the Company determined that the realization of gains and losses from the disposition of certain available-for-sale investments was not correct. The Company also increased property, plant and software, net, on its Consolidated Balance Sheets as of September 30, 2004 and 2003 by $55,000 and $986,000, respectively to recognize leasehold improvements, net of accumulated amortization, made by the landlord under certain leases. The current and long-term portions of the offset for these tenant improvements are reflected in other current liabilities and other liabilities, respectively, and are being amortized on a straight-line basis over the term of the lease. Finally, the Company also reduced its income tax expense by $105,000, zero and $74,000, respectively, for fiscal years 2004, 2003, and 2002, to reflect the tax impact of its other restatement adjustments.
     Cash Flow Presentation. The Company corrected the presentation on its Consolidated Statements of Cash Flows to report the cash provided by discontinued operations as separate components of cash flows from operating activities, investing activities and financing activities for all periods presented.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the impact of the restatement on the Company’s Consolidated Balance Sheet at September 30, 2004.

	As previously	PPC		Project	Sales		Related	Accrued	Other
(in thousands)	reported	Related	Investments	Accounting	Commissions	Acquisition	Party Notes	Expenses	Misc.	Taxes	Restated

Assets:
Current assets
Cash and cash equivalents	$42,061	$(669)	$(12,974)	$—	$—	$—	$—	$—	$77	$—	$28,495
Investments in marketable securities	13,619	—	23,593	—	—	—	—	—	—	—	37,212
Restricted investments	780	(780)	—	—	—	—	—	—	—	—	—
Accounts receivable, net	17,394	(438)	—	—	—	100	30	—	—	—	17,086
Unbilled receivables	5,046	—	—	(945)	—	—	—	—	—	—	4,101
Prepaid expenses and other current assets	4,617	—	(84)	(196)	—	—	—	—	—	—	4,337

Total current assets	83,517	(1,887)	10,535	(1,141)	—	100	30	—	77	—	91,231
Property, equipment and software	7,158	—	—	—	—	—	—	—	55	—	7,213
Long-term notes/interest—related parties	2,406	—	—	—	—	—	(2,406)	—	—	—	—
Goodwill	37,824	—	121	—	—	(418)	—	—	—	—	37,527
Other acquired intangibles, net	30,761	—	—	—	—	—	—	—	10	—	30,771
Long-term investments	10,537	—	(10,537)	—	—	—	—	—	—	—	—
Restricted investments	3,329	—	—	—	—	—	—	—	—	—	3,329
Other assets	1,937	—	—	—	—	—	—	—	(28)	—	1,909

Total assets	$177,469	$(1,887)	$119	$(1,141)	$—	$(318)	$(2,376)	$—	$114	$—	$171,980

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$2,626	$—	$—	$—	$—	$—	$—	$—	$(2)	$—	$2,624
Income taxes payable	7,007	—	—	—	—	—	—	—	—	—	7,007
Accrued compensation liabilities	4,623	—	—	—	198	—	—	—	(1)	—	4,820
Accrued subcontractor expense	2,478	—	—	(21)	—	—	—	—	—	—	2,457
Other accrued liabilities	7,501	(245)	—	386	—	(318)	—	303	(194)	—	7,433
Deferred income	5,269	—	—	—	—	—	—	—	—	—	5,269
Liabilities of discontinued operations	121	—	—	—	—	—	—	—	286	—	407
Other current liabilities	107	—	—	—	—	—	—	—	14	373	494

Total current liabilities	29,732	(245)	—	365	198	(318)	—	303	103	373	30,511
Long-term debt, less current portion	89										89
Non-current liabilities of discontinued operations	—										—
Other liabilities	1,698	—	—	(13)	—	—	—	—	1	—	1,686

Total liabilities	31,519	(245)	—	352	198	(318)	—	303	104	373	32,286

Shareholders’ equity:
Common stock issued	172,136	—	—	—	—	—	—	—	8,684	—	180,820
Additional paid-in-capital	—	—	—	—	—	—	659	—	—	—	659
Treasury stock	—	—	—	—	—	—	—	—	(8,684)	—	(8,684)
Note receivable from related parties	(1,773)	—	—	—	—	—	(2,340)	—	—	—	(4,113)
Accumulated other comprehensive loss	(258)	—	120	—	—	—	—	—	10	—	(128)
Accumulated deficit	(24,155)	(1,642)	(1)	(1,493)	(198)	—	(695)	(303)	—	(373)	(28,860)

Total shareholders’ equity	145,950	(1,642)	119	(1,493)	(198)	—	(2,376)	(303)	10	(373)	139,694

Total liabilities and shareholders’ equity	$177,469	$(1,887)	$119	$(1,141)	$—	$(318)	$(2,376)	$—	$114	$—	$171,980

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the impact of the restatement on the Company’s Consolidated Balance Sheet at September 30, 2003.

	As previously	PPC		Project	Sales		Related	Accrued	Other
(in thousands)	reported	Related	Investments	Accounting	Commissions	Acquisition	Party Notes	Expenses	Misc.	Taxes	Restated

Assets:
Current assets
Cash and cash equivalents	$26,178	$(4,056)	$(13,304)	$—	$—	$—	$—	$—	$53	$—	$8,871
Investments in marketable securities	5,492	—	38,158	—	—	—	—	—	—	—	43,650
Restricted investments	—	—	—	—	—	—	—	—	—	—	—
Accounts receivable, net	20,024	1,972	—	—	—	100	—	—	—	—	22,096
Unbilled receivables	7,872	—	—	(180)	—	—	—	—	—	—	7,692
Prepaid expenses and other current assets	4,602	—	—	—	—	—	—	—	—	—	4,602
Assets of discontinued operations	3,550	—	—	—	—	—	—	—	—	—	3,550

Total current asset	67,718	(2,084)	24,854	(180)	—	100	—	—	53	—	90,461
Property, equipment and software	5,422	—	—	—	—	—	—	—	986	—	6,408
Long-term notes/interest—related parties	2,152	—	—	—	—	—	(2,152)	—	—	—	—
Goodwill	29,625	—	121	—	—	(418)	—	—	—	—	29,328
Other acquired intangibles, net	24,832	—	—	—	—	—	—	—	12	—	24,844
Long-term investments	24,883	—	(24,883)	—	—	—	—	—	—	—	—
Restricted investments	7,707	—	26	—	—	—	—	—	—	—	7,733
Non-current assets of discontinued operations	760	—	—	—	—	—	—	—	—	—	760
Other assets	1,875	—	—	—	—	—	—	—	(35)	—	1,840

Total assets	$164,974	$(2,084)	$118	$(180)	$—	$(318)	$(2,152)	$—	$1,016	$—	$161,374

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$2,087	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$2,086
Income taxes payable	—	—	—	—	—	—	—	—	—	—	—
Accrued compensation liabilities	3,654	—	—	—	(82)	—	—	—	(1)	—	3,571
Accrued subcontractor expense	5,494	—	—	—	—	—	—	—	—	—	5,494
Other accrued liabilities	8,476	—	—	—	—	(318)	—	—	(325)	—	7,833
Deferred income	3,299										3,299
Liabilities of discontinued operations	2,043	—	—	—	—	—	—	—	377	—	2,420
Other current liabilities	150	—	—	—	—	—	—	—	90	255	495

Total current liabilities	25,203	—	—	—	(82)	(318)	—	—	140	255	25,198
Long-term debt, less current portion	195										195
Non-current liabilities of discontinued operations	432										432
Other liabilities	994	—	—	—	—	—	—	—	896	—	1,890

Total liabilities	26,824	—	—	—	(82)	(318)	—	—	1,036	255	27,715

Shareholders’ equity:
Common stock issued	164,742	—	—	—	—	—	—	—	8,684	—	173,426
Additional paid-in-capital	—	—	—	—	—	—	403	—	—	—	403
Treasury stock	—	—	—	—	—	—	—	—	(8,684)	—	(8,684)
Note receivable from related parties	(1,773)	—	—	—	—	—	(2,135)	—	—	—	(3,908)
Accumulated other comprehensive loss	(350)	—	149	—	—	—	—	—	(20)	—	(221)
Accumulated deficit	(24,469)	(2,084)	(31)	(180)	82	—	(420)	—	—	(255)	(27,357)

Total shareholders’ equity	138,150	(2,084)	118	(180)	82	—	(2,152)	—	(20)	(255)	133,659

Total liabilities and shareholders’ equity	$164,974	$(2,084)	$118	$(180)	$—	$(318)	$(2,152)	$—	$1,016	$—	$161,374

     The following table provides the impact of the restatement on the Company’s Consolidated Statement of Cash Flow for the year ended September 30, 2004:

	Year ended September 30, 2004
	As Previously	Restatement
(in thousands)	Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$314	$(1,817)	$(1,503)
Less: Loss from discontinued operations, net	(1,440)	—	(1,440)

Income (loss) from continuing operations, net	1,754	(1,817)	(63)
Non-cash items included in net income
Depreciation and amortization	7,274	(135)	7,139
Goodwill and other assets impairment charge	571	—	571
Stock option revision charge	552	—	552
Provision for doubtful accounts	205	183	388
Deferred income taxes	25	—	25
Interest on, and losses from forgiveness of, notes from related-parties	8	(6)	2
Net effect of changes in assets and liabilities:
Accounts receivable	6,653	2,362	9,015
Income taxes payable	9,382	—	9,382
Prepaid expenses and other current assets	(1,144)	659	(485)
Accounts payable and accrued liabilities	(3,262)	1,336	(1,926)
Deferred revenue	780	—	780

Net cash from continuing operations provided by operating activities	22,798	2,582	25,380
Net cash from discontinued operations used in operating activities	—	(1,531)	(1,531)

Net cash provided by operating activities	22,798	1,051	23,849

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(26,639)	—	(26,639)
Maturities of available-for-sale securities	32,712	219	32,931
Restricted investments	3,597	806	4,403
Business combinations, net of cash acquired	(15,639)	—	(15,639)
Notes and accrued interest receivable from related parties	(262)	262	—
Purchase of equipment and software	(3,389)	(40)	(3,429)
Other investing activities	(244)	3	(241)

Net cash from continuing operations used in by investing activities	(9,864)	1,250	(8,614)
Net cash from discontinued operations provided by investing activities	—	1,913	1,913

Net cash used in investing activities	(9,864)	3,163	(6,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank lines of credit	2,200	—	2,200
Payments under bank lines of credit	(2,200)	—	(2,200)
Net proceeds from issuance common stock	2,395	—	2,395
Capital lease obligations and other financing arrangements	(149)	—	(149)

Net cash from continuing operations provided by financing activities	2,246	—	2,246
Effect of exchange rate changes on cash from discontinued operations	—	230	230
Net cash provided by discontinued operations	703	(703)	—

Net increase in cash and cash equivalents	15,883	3,741	19,624
Cash and cash equivalents at beginning of period	26,178	(17,307)	8,871

Cash and cash equivalents at end of period	$42,061	$(13,566)	$28,495

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the impact of the restatement on the Company’s Consolidated Statement of Cash Flows for the year ended September 30, 2003:

	Year ended September 30, 2003
		Restatement
(in thousands)	As reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,782)	$(900)	$(24,682)
Less: Loss from discontinued operations, net	(19,246)	—	(19,246)

Loss from continuing operations, net	(4,536)	(900)	(5,436)
Non-cash items included in net income
Depreciation and amortization	7,435	196	7,631
Write-down of unbilled receivables	—	12,936	12,936
Goodwill and other assets impairment charge	91	—	91
Provision for doubtful accounts	613	90	703
Deferred income taxes	(2,325)	—	(2,325)
Interest on, and losses from forgiveness of, notes from related-parties	54	(62)	(8)
Net effect of changes in assets and liabilities
Accounts receivable	3,149	(12,862)	(9,713)
Income taxes payable	(4,131)	—	(4,131)
Prepaid expenses and other current assets	384	274	658
Accounts payable and accrued liabilities	941	(475)	466
Deferred revenue	139	—	139

Net cash from continuing operations provided by operating activities	1,814	(803)	1,011
Net cash from discontinued operations used in operating activities	—	(18,874)	(18,874)

Net cash provided by (used in) operating activities	1,814	(19,677)	(17,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(35,103)	—	(35,103)
Sales of available-for-sale securities	5,989	—	5,989
Maturities of available-for-sale securities	21,461	(12,317)	9,144
Restricted investments	(2)	225	223
Business combinations, net of cash acquired	294	—	294
Notes and accrued interest receivable from related parties	(263)	263	—
Repayments on notes and accrued interest receivable from related parties	15	—	15
Purchase of equipment and software	(1,655)	—	(1,655)
Other investing activities	—	(34)	(34)

Net cash from continuing operations used in investing activities	(9,264)	(11,863)	(21,127)
Net cash from discontinued operations provided by investing activities	—	17,841	17,841

Net cash used in investing activities	(9,264)	5,978	(3,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank lines of credit	—	—	—
Payments under bank lines of credit	—	—	—
Repurchase of Class B common stock	(6,665)	—	(6,665)
Net proceeds from issuance common stock	1,635	—	1,635
Capital lease obligations and other financing arrangements	(482)	—	(482)

Net cash from continuing operations used in financing activities	(5,512)	—	(5,512)
Effect of exchange rate changes on cash from continuing operations	(59)	—	(59)
Net cash used in discontinued operations	(1,410)	1,410	—

Net decrease in cash and cash equivalents	(14,431)	(12,289)	(26,720)
Cash and cash equivalents at beginning of period	40,609	(5,018)	35,591

Cash and cash equivalents at end of period	$26,178	$(17,307)	$8,871

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the impact of the restatement on the Company’s Consolidated Statement of Cash Flows for the year ended September 30, 2002:

	Year ended September 30, 2002
		Restatement
(in thousands)	As reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,040)	$(592)	$(15,632)
Less: Loss from discontinued operations, net	(22,345)	—	(22,345)

Income from continuing operations, net	7,305	(592)	6,713
Non-cash items included in net income
Depreciation and amortization	5,840	235	6,075
Goodwill and other assets impairment charge	—	(121)	(121)
Provision for doubtful accounts	(42)	(213)	(255)
Deferred income taxes	(785)	—	(785)
Tax benefit of stock options exercised	4,349	—	4,349
Recognized loss from forgiveness of notes from related-parties	65	(136)	(71)
Net effect of changes in assets and liabilities:
Accounts receivable	(9,449)	(907)	(10,356)
Income taxes payable	1,257	—	1,257
Prepaid expenses and other current assets	(342)	(35)	(377)
Accounts payable and accrued liabilities	(629)	141	(488)
Deferred revenue	130	—	130

Net cash from continuing operations provided by operating activities	7,699	(1,628)	6,071
Net cash from discontinued operations provided by operating activities	—	723	723

Net cash provided by operating activities	7,699	(905)	6,794

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(48,293)	—	(48,293)
Sales of available-for-sale securities	43,750	—	43,750
Maturities of available-for-sale securities	14,476	(958)	13,518
Restricted investments	(7,125)	(251)	(7,376)
Business combinations, net of cash acquired	(65,668)	—	(65,668)
Notes and accrued interest receivable from related parties	(338)	338	—
Repayments on notes and accrued interest receivable from related parties	482	—	482
Purchase of equipment and software	(2,108)	—	(2,108)
Other investing activities	85	249	334

Net cash from continuing operations used in investing activities	(64,739)	(622)	(65,361)
Net cash from discontinued operations used in investing activities	—	(1,954)	(1,954)

Net cash used in investing operations	(64,739)	(2,576)	(67,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under bank lines of credit	(7,500)	—	(7,500)
Net proceeds from issuance common stock	90,092	—	90,092
Capital lease obligations and other financing arrangements	(1,830)		(1,830)

Net cash from continuing operations provided by financing activities	80,762	—	80,762
Effect of exchange rate changes on cash from continuing operations	(119)	—	(119)
Effect of exchange rate changes on cash from discontinued operations	—	5,221	5,221
Net cash provided by discontinued operations	3,990	(3,990)	—

Net increase in cash and cash equivalents	27,593	(2,250)	25,343
Cash and cash equivalents at beginning of period	13,016	(2,768)	10,248

Cash and cash equivalents at end of period	$40,609	$(5,018)	$35,591

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company translates the accounts of its discontinued United Kingdom and Australian subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the subsidiary are translated into U.S. dollars using exchange rates in effect at the balance sheet date, revenues and expenses are translated using the average exchange rate for the period, and gains and losses from this translation process are included in shareholders’ equity.
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
Revenue Recognition and Credit Risk
     The Company derives revenues from three principal delivery offerings: transaction and payment processing, systems design and integration, and maintenance and support services. Revenues include software license revenues and reimbursements from clients for out-of-pocket expenses. Neither software license nor reimbursements revenues were greater than 10% of total revenues for any period included in these consolidated financial statements.
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
     Systems Design and Integration — Systems design and integration includes software application license revenues and software development and systems integration service revenues to develop applications to enhance our clients’ operating functionality.
     Revenues for software licenses and related services for contracts involving significant modification, customization or services which are essential to the functionality of the software are accounting for in accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition and recognized over the period of each engagement, using the percentage-of-completion method pursuant to Statement of Position 81-1 “Accounting for the Performance of Construction Type and Certain Production Type Contracts.” The ratio of costs incurred to total estimated project costs is used as the measure of progress towards completion. Due to the long-term nature of these contracts, estimates of total project costs are subject to changes over the contract term. A provision for a loss contract on an engagement is made in the period in which the loss becomes probable and can be reasonably estimated. If the loss cannot be reasonably estimated, a zero profit methodology is applied to the contract whereby

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the amount of revenue recognized is limited to the amount of costs until such time as the total loss can be estimated. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables. Revenues recognized under the percentage-of-completion method were $11.5 million, $10.0 million and $25.8 million for the years ended September 30, 2004, 2003 and 2002, respectively.
     Where costs are incurred related to an unapproved change order, the costs are deferred until the change order is approved provided that the Company believes it is probable that the cost will be recovered through a change in the contract price. At September 30, 2003, $34,000 of costs was included in prepaid and other assets. There were no deferred costs at September 30, 2004.
     Revenues from software license fees not requiring significant modification are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is reasonably assured. Arrangements for which the fees are not deemed reasonably assured collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are not recognized until the sales price or fee is becomes fixed or readily determinable. Revenues from software license fees not requiring significant modification were $403,000, $75,000 and $329,000 for the years ended September 30, 2004, 2003 and 2002, respectively.
     For license arrangements with multiple obligations (for example, undelivered maintenance and support), the Company allocates revenues to each component of the arrangement using the residual value method of accounting based on the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance and support obligations for software licenses is based upon renewal rates.
     Under the terms of its license agreements, the Company does not offer return rights or price protection. Therefore, no provisions have been made for sales returns. For its proprietary software, the Company offers routine, short-term warranties that its software will operate free of material defects and in conformity with written documentation. The Company records a liability for estimated future warranty claims based upon historical experience.
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
     Multiple Elements Arrangements – The Company has several engagements that provide a combination of services from several delivery offerings as part of the overall project. For these multiple element arrangements, the Company allocates revenue to each element based on the fair value of the delivery offering. In establishing fair value, the Company uses prices charged on similar contracts. For multiple element arrangements entered into beginning July 1, 2003, the Company has followed the provisions of Emerging Issues Task Force Issue 00-21— Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). For these multiple element arrangements, the Company accounts for each unit of the contract as a separate unit when each unit provides value to the customer on a stand-alone basis and there is objective evidence of the fair value of the undelivered items. The implementation of EITF 00-21 did not have a material effect on the Company’s recognition of revenue.
Customer Concentration and Risk
     The Company derives a significant portion of its revenues from a limited number of customers. For the fiscal years ended September 30, 2004 and 2003, revenues from one client totaled approximately $15.7 million and

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$17.8 million which represented 12.3% and 15.4% of total revenues, respectively. For the fiscal year ended September 30, 2002, revenues from two clients totaled approximately $13.6 million and $10.9 million, which represented 16.1% and 12.9% of total revenues. Revenues derived from sales to governmental agencies were approximately $126.3 million, $115.5 million and $85.3 million for the years ended September 30, 2004, 2003 and 2002, respectively.
     The Company’s contracts with government agencies typically include a termination for convenience clause. The termination for convenience clause provides the agency with the right to terminate a contract, in whole or in part, for any reason deemed to be in the public’s best interest. The Company’s contracts with government agencies also typically provide for termination for cause.
     The Company has several large accounts receivable and unbilled receivable balances, and any dispute, early contract-termination or other collection issues could have a material adverse impact on its financial condition and results of operations. Unbilled receivables were $4.4 million and $7.7 million at September 30, 2004 and 2003, respectively, of which approximately $4.4 million and $7.5 million, respectively, related to contracts with government agencies. Amounts will become billable upon completion of project milestones or customer acceptance. Unbilled receivables for two clients accounted for 43.8% and 24.4%, respectively, of total unbilled receivables at September 30, 2004. Total accounts receivable and unbilled receivables for these two clients accounted for 8.5% and 4.7%, respectively, of total net accounts receivable and unbilled receivables at September 30, 2004. Unbilled receivables for three clients accounted for 41.5%, 25.6% and 22.0%, respectively, of total unbilled receivables at September 30, 2003. Total accounts receivable and unbilled receivables for these three clients accounted for 16.2%, 13.6% and 5.6%, respectively, of total net accounts receivable and unbilled receivables at September 30, 2003.
     As a result of the termination of its contract with the California Public Employees Retirement System (“CalPERS”), the Company recorded $12.8 million in September 2003 as a revenue reversal on this loss contract for amounts unbilled and uncollected as of the date of termination. The Company also wrote off $532,000 in deferred costs in September 2003 related to change orders that were being negotiated at June 30, 2003. From inception through June 30, 2003, the Company had recorded revenue under the percentage-of-completion method of $20.3 million under the terms of the contract and collected $7.5 million in cash including $985,000 in July 2003. No revenues were recognized in connection with this contract for the fiscal year ended September 30, 2004.
     Included in accounts receivable, net at September 30, 2004 was approximately $1.3 million, which represented balances billed but not paid by clients under retainage provisions in the contracts, of which approximately $1.3 million was expected to be collected within two years, and $12,000 was expected to be collected within four years. Included in accounts receivable and other assets at September 30, 2003 was approximately $1.4 million of retainage of which approximately $461,000 was expected to be collected within one year, $430,000 was expected to be collected within two years and $557,000 was expected to be collected within three years.
     During fiscal 2004 and 2003, the Company maintained an allowance for doubtful accounts receivable, which covers specific and non-specific accounts. As of September 30, 2004 and 2003, the balance in the allowance was $679,000 and $843,000, respectively. The Company also maintains a non-specific allowance for insufficiently funded checks and mispost receivables originating from the Child Support Payment Processing Centers as part of the GBPO Strategic Business Unit. At September 30, 2004 and 2003, the balance in the allowance was $2.3 million and $1.7 million, respectively.
     Included in prepaid expenses and other current assets at September 30, 2004, was approximately $1.1 million of inventory which represented component inventory of EPOS relating to interactive voice response hardware technology, that when assembled is sold to its customers as part of normal business operations. The inventory is assembled into finished product to meet the specific functional project requirements of its clients. The component inventory is carried at the lower of cost or market and all inventory deemed obsolete is written off in the period when that determination is made as to the specific impairment of value.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Historically, the Company classified certain funds including mutual funds and auction rate securities, as a cash equivalent. As part of the restatement, the Company changed its policy for cash equivalents to exclude certain investments from cash equivalents, such as mutual funds and auction rate securities, which are now classified as available-for-sale securities. In addition, the Company’s restatement reflects a change in its accounting policy to classify as cash equivalents only those maturities whose original maturity at the date of purchase was 90 days or less. Historically, as remaining maturity of short-term available-for-sale securities approached, Tier reclassified the securities to cash equivalents. As a result of this policy change, the Company’s restatement includes an adjustment to reclassify $13.0 million and $13.3 million, respectively, of investments from cash and cash equivalents to investments in marketable securities as of September 30, 2004 and 2003.
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
     As part of the restatement, the Company determined that all of its investments are maintained as a temporary repository for short-term excess cash that will be used for the Company’s operations. While the Company has held securities with maturities over 12 months, all of the investments are actively traded and Tier has not had the intent to hold these securities for long-term investments. As such, the Company concluded that all investments, except those classified as cash equivalents and restricted investments, should be classified in current assets as investments in marketable securities. Prior to the restatement, investments with maturities greater than 12 months were classified as long-term investments. As a result of this policy change, the Company reclassified $10.5 million and $24.9 million at September 30, 2004 and September 30, 2003, respectively, of securities from long-term investments to current investments in marketable securities.
     Tier’s investments are recorded at amounts that approximate fair value based on quoted market prices and are primarily comprised of state and local municipalities’ debt readily traded on over-the-counter markets. Unrealized gains and losses on these investments were not material and there were no other than temporary impairments to these investments.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities, and restricted investments:

	September 30, 2004			September 30, 2003
	(Restated)			(Restated)
		Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	loss	fair value	Cost	gain	loss	fair value

Cash equivalents:
Money market	$15,465	$—	$15,465	$6,254	$—	$(26)	$6,228
Municipal bonds/notes	5,199	(4)	5,195	—	—	—	—
U.S. government sponsored enterprise obligations	—	—	—	550	—	—	550

Total investments included in cash and cash equivalents	20,664	(4)	20,660	6,804	—	(26)	6,778

Investments in marketable securities:
Debt securities	20,618	(30)	20,588	36,581	35	(6)	36,610
U.S. government sponsored enterprise obligations	7,899	(40)	7,859	—	—	—	—
Mutual funds	5,235	(70)	5,165	7,000	—	—	7,000
Equity securities	3,600	—	3,600	—	—	—	—
Other	—	—	—	40	—	—	40

Total short-term investments	37,352	(140)	37,212	43,621	35	(6)	43,650

Restricted investments:
U.S. government sponsored enterprise obligations	3,307	—	3,307	2,997	—	(1)	2,996
Municipal notes/bonds	—	—	—	4,374	30	—	4,404
Certificate of deposit and money market	22	—	22	333	—	—	333

Total restricted investments	3,329	—	3,329	7,704	30	(1)	7,733

Total investments	$61,345	$(144)	$61,201	$58,129	$65	(33)	$58,161

     The contractual maturities of available-for-sale debt securities at September 30, 2004 are:

Fair value
(in thousands)	(Restated)

Within one year	$12,466
One to five years	4,167
Greater than ten years	3,955

Total	$20,588

     On a quarterly basis, the Company analyzes its investment portfolio in order to determine whether an other than temporary impairment has occurred by reviewing whether the rating of the investment remains at investment-grade. At September 30, 2004, Tier does not believe that any of its investments are other-than-temporarily impaired.
     Restricted investments of $3.3 million and $7.7 million at September 30, 2004 and 2003, respectively, were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to be through August 2007.
Advertising Expense
     The Company expenses the cost of advertising as incurred.
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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Goodwill and certain intangible assets not subject to amortization are assessed for impairment annually (or more frequently if events or changes indicate that the asset may be impaired) using fair value measurement techniques which include significant assumptions including future revenue and expenses, future growth rates and discount rates. The impairment test of goodwill consists of a two-step process. The first step of the test is used to identify potential impairment by comparing the fair value of a reporting unit (which the Company has determined to be consistent with its reportable segments) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. In the fourth quarter of fiscal 2004, the Company performed its annual impairment test to determine if goodwill is impaired. The results did not indicate any impairment loss.
Software Development Costs
     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86—Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, software development costs incurred prior to technological feasibility have not been material and have been charged to expense. Capitalized external use software at September 30, 2004 and 2003 was approximately $5.9 million and $4.5 million, respectively, and the associated accumulated amortization was $3.6 million and $2.6 million respectively. These amounts have been included in Software in the table in Note 3. Amortization expense related to external use software for the years ended September 30, 2004, 2003 and 2002 was $1.3 million, $1.5 million, and $923,000, respectively. External use software included software acquired through business combinations of $3.9 million, internally developed software which has been licensed to the Company’s clients of $1.2 million and third party software sublicensed to the Company’s clients of $543,000.
Internal Use Software Costs
     Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Under SOP 98-1, computer software costs related to internal use software that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use are capitalized. Internal use software costs capitalized for the years ended September 30, 2004 and 2003 were approximately $728,000 and $786,000, respectively.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148—Accounting for Stock-Based Compensation Costs – Transition and Disclosure (“SFAS 148”) which provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS 148 also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based compensation. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provides the disclosure required in Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”). Stock options issued to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18—Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company adopted the disclosure provisions of SFAS 148 in January 2003.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Year Ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Net loss, as restated	$(1,503)	$(24,682)	$(15,632)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	552	—	1,902
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effects	2,440	3,530	3,823

Net loss, pro forma	$(3,391)	$(28,212)	$(17,553)

Basic and diluted loss per share:
As restated	$(0.08)	$(1.31)	$(0.91)
Pro forma	$(0.18)	$(1.50)	$(1.02)
     The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected volatility	47.0% - 70.8%	59.0% - 71.9%	47.0%-72.6%
Risk-free interest rate	2.46% - 4.88%	1.66% - 3.55%	2.60% - 5.11%
Expected life of the option	1.0 to 7 years	1.5 to 6 years	1.5 - 6 years
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”)—Accounting for Income Taxes which requires the use of the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted earnings (loss) per share to the extent such shares are dilutive. In accordance with SFAS 128—Earnings Per Share, the Company uses income from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.
Comprehensive Income (Loss)
     Effective October 1, 1998, the Company accounts for comprehensive income (loss) items in accordance with Statement of Financial Accounting Standards No. 130—Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income (loss) may, for example, consist of foreign currency items and unrealized gains and losses on certain investments classified as available-for-sale.
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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As disclosed in Note 5, one of the standby letters of credit outstanding under the credit facility was issued in April 2004 in the amount of $935,000, and was used to guarantee the performance bond of CPAS Systems, Inc., (“CPAS”), required by a project contract that is anticipated to be completed in August 2005. On October 1, 2004, the Company acquired 47.37% of the common stock of CPAS (See Note 16). In conjunction with this guarantee, the Company entered into an indemnification agreement with the third party which pledges to hold harmless, indemnify and make the Company whole from and against any and all amounts actually claimed or withdrawn as well as other business consideration. The Company recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets. The recorded amounts will be eliminated if the Company is released from the risk upon expiration or settlement of the obligation.
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
Impact of Recently Issued Accounting Standards
     In March 2003, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance discussed under EITF Issue No. 03-01—The Meaning of Other than Temporary Impairment (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities and for other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached. The consensus reached in March 2004 also provided for certain disclosure requirements for fiscal years ending after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-1.
     In October 2004, the EITF reached a consensus on determining whether to aggregate operating segments that do not meet the quantitative thresholds discussed under EITF No. 04-10. The consensus provided guidance on aggregating operating segments if an operating segment does not meet one quantitative threshold. It allows an entity to combine information segments to produce a reportable segment if the segments have similar economic characteristics and share a majority of aggregation criteria. The consensus is effective for fiscal years ending after October 13, 2004.
     The American Job Creation Act of 2004 (AJCA), which has been approved by Congress and is expected to be signed by the President, replaces an export incentive with a deduction from domestic manufacturing income. If signed, this change should have no material impact on the Company’s income tax provision.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. (LOSS) EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted (loss) income per share:

	Years Ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
(Loss) earnings from continuing operations, net of income taxes	$(63)	$(5,436)	$6,713
Loss from discontinued operations, net of income taxes	(1,440)	(19,246)	(22,345)

Net loss	$(1,503)	$(24,682)	$(15,632)

Denominator for basic (loss) earnings per share-weighted average common shares outstanding	18,987	18,782	17,225
Effects of dilutive securities:
Common stock options	—	—	—
Contingently issuable shares	—	—	—

Denominator for diluted (loss) anings per share-adjusted weighted average common shares and assumed conversions	18,987	18,782	17,225

(Loss) earnings per share—Basic:
Continuing operations	$—	$(0.29)	$0.39
Discontinued operations	$(0.08)	$(1.02)	$(1.30)

Loss per share—Basic	$(0.08)	$(1.31)	$(0.91)

(Loss) earnings per share—Diluted:
Continuing operations	$—	$(0.29)	$0.39
Discontinued operations	$(0.08)	$(1.02)	$(1.30)

Loss per share—Diluted	$(0.08)	$(1.31)	$(0.91)

     Options to purchase approximately 1.2 million shares of Class B common stock at a price ranging from $9.97 to $20.70 per share were outstanding at September 30, 2004, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the shares. Options to purchase approximately 1.5 million shares of Class B common stock at a price ranging from $12.04 to $20.70 per share were outstanding at September 30, 2003, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the shares. In addition, common stock equivalents of 335,000, 458,000 and 1,151,000 shares were excluded from the calculation of diluted loss per share at September 30, 2003, since their effect would have been anti-dilutive. Options to purchase approximately 255,000 shares of Class B common stock at a price ranging from $17.75 to $20.70 per share were outstanding at September 30, 2002, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the shares.
3. BALANCE SHEET COMPONENTS
     The components of property, equipment and software are as follows:

	September 30,
	2004	2003
	(Restated)	(Restated)
	(in thousands)
Land and building	$2,452	$—
Computer equipment	8,757	5,070
Software	14,558	11,758
Furniture, equipment and leasehold improvements	4,649	5,028

	30,416	21,856
Less: Accumulated depreciation and amortization	(23,203)	(15,448)

	$7,213	$6,408

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was approximately $1.3 million, $1.5 million and $1.5 million, respectively. Amortization expense related to software for the years ended September 30, 2004, 2003 and 2002 was approximately $2.4 million, $2.8 million and $2.5 million, respectively. Of the total depreciation and amortization expense, approximately $2.3 million, $2.2 million and $2.1 million was included in direct costs for the years ended September 30, 2004, 2003 and 2002, respectively.
     Software includes both internal use and external use software. See Note 1. Internal use software includes third party software acquired for use on client projects and back office operations, software acquired through business combinations and internally developed software primarily for use in the Company’s child support payment processing operations.
     At September 30, 2004 and 2003, the cost of assets acquired under capital leases was $963,000 and $1.1 million, respectively, and the related accumulated depreciation and amortization was $864,000 and $823,000, respectively.
4. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
     As of October 1, 2002, the Company adopted SFAS 142 and stopped amortizing goodwill. The Company completed initial impairment tests in accordance with SFAS 142 in the first quarter of fiscal year 2003. Results of the initial impairment tests did not indicate any impairment loss. Impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated. Losses, if any, resulting from the annual impairment tests will be reflected in operating income in the statement of operations. During the fourth quarter of fiscal year 2003, the Company decided to shut down the U.S. Commercial Services segment and the United Kingdom Operations segment and accordingly recorded a restructuring charge of $17.6 million to write-off substantially all of the associated goodwill. As of September 30, 2003, the remaining goodwill associated with these segments totaled $457,000, representing the fair market value of a portion of these segments that the Company had intended to continue. The fair market value was determined by estimating the expected cash flows on the remaining contracts in these segments. In the fourth quarter of fiscal year 2004, the Company performed its annual impairment test to determine if the remaining goodwill associated with its segments is impaired. During the quarter ended December 31, 2003, the remaining balance was written off, resulting from the Company’s subsequent decision to abandon the remaining portion of this business. The results did not indicate any impairment loss.
     Other acquired intangible assets, net, consisted of the following at September 30, 2004 and 2003:

		September 30, 2004 (Restated)			September 30, 2003 (Restated)
	Amortization		Accumulated			Accumulated
	Period	Gross	Amortization	Net	Gross	Amortization	Net
		(in thousands)			(in thousands)
Client relationships	10 years	$28,640	$(5,429)	$23,211	$24,400	$(2,847)	$21,553
Trademarks	3 years	3,214	(697)	2,517	3,214	(375)	2,839
Technology	10 years	740	(534)	206	740	(288)	452
Acquired contracts	12 months	500	(500)	—	500	(500)	—
Backlog and acquired contracts	1 year	675	(238)	437	—	—	—
Technology	5 years	4,150	(277)	3,873	—	—	—
Technology & research and development	7 years	30	(1)	29	—	—	—
Non-compete agreements	3 years	560	(62)	498	—	—	—

Other acquired intangible assets, net		$38,509	$(7,738)	$30,771	$28,854	$(4,010)	$24,844

     Amortization expense of other acquired intangible assets was approximately $3.7 million, $3.3 million, and $777,000 for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Estimated amortization expense for other acquired intangible assets on the Company’s September 30, 2004 balance sheet for the next five years is as follows (in thousands):

Years Ending September 30,
2005	$4,848
2006	4,205
2007	4,143
2008	4,018
2009	3,741

$20,955

     The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2004 are as follows (in thousands):

	Business	Packaged	Electronic
	Processing	Software and	Payment
	Outsourcing	Systems	Processing	Total
	(Restated)	Integration	(Restated)	(Restated)

Balance as of September 30, 2003	$5,284	$9,721	$14,323	$29,328
Acquisition of EPOS Corporation	—	8,199	—	8,199

Balance as of September 30, 2004	$5,284	$17,920	$14,323	$37,527

     Had the Company been accounting for goodwill under SFAS 142 for the fiscal year ended September 30, 2002, the Company’s net loss and loss per share would have been as follows:

Year Ended
September 30, 2002
(in thousands, except per share date)	(Restated)

Reported net loss	$(15,632)
Add back: Goodwill amortization, net of tax	2,324

Adjusted net loss	$(13,308)

Net loss per basic and diluted share:
As reported	$(0.91)
Goodwill amortization, net of tax	0.14

Adjusted net loss per basic share	$(0.77)

5. BANK LINES OF CREDIT
     At September 30, 2004, the Company had a $15.0 million revolving credit facility, all of which may be used for letters of credit. The credit facility has a maturity date of January 31, 2005. The credit facility is collateralized by first priority liens and security interests in the Company’s assets. Interest is based on either the adjusted LIBOR (as of September 30, 2004 was 3.65%) rate plus 2.25% or the lender’s announced prime rate (as of September 30, 2004 was 4.75%) at the Company’s option, and is payable monthly. As of September 30, 2004, there was approximately $1,735,000 of standby letters of credit outstanding under this facility. Among other provisions, the credit facility requires the Company to maintain certain minimum financial ratios. Since the restated statement of operations reflects a net loss for fiscal 2004, the Company was in default on one of the financial covenants of this credit facility. See Note 17—Subsequent Events (unaudited) to the Consolidated Financial Statements for additional information regarding this credit facility.
     One of the standby letters of credit outstanding under the credit facility was issued in April 2004 in the amount of $935,000, and was used to guarantee the performance bond of CPAS Systems, Inc. (“CPAS”) required by a project contract that is anticipated to be completed in August 2005. On October 1, 2004, the Company acquired 47.37% of the common stock of CPAS. In conjunction with this guarantee, the Company entered into an indemnification agreement with the third party which pledges to hold harmless, indemnify and make the Company whole from and against any and all amounts actually claimed or withdrawn as well as other business consideration. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability for the fair value of $935,000 in accrued liabilities and an

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equal receivable in prepaid expenses and other current assets. The recorded amounts will be eliminated if the Company is released from the risk upon expiration or settlement of the obligation.
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

		$89

     The amount due within one year of $107,000 is included in other current liabilities.
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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In December 2001, the Company completed a follow-on public offering of 4.0 million shares of its Class B common stock at $20.00 per share. Of those shares, 3.6 million shares were sold by the Company and 400,000 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $68.6 million after deducting the underwriter’s discount, commissions and related issuance costs.
     In January 2002, the underwriters for the Company’s follow-on public offering exercised the over-allotment option for an additional 600,000 shares of the Company’s Class B common stock at $20.00 per share. Of those shares, 540,000 shares were sold by the Company and 60,000 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $10.4 million.
Common Stock Repurchase Program
     In October 1998, the Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of the Company’s management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the NASDAQ rules and regulations. In April 2003, the Board increased the number of shares authorized for repurchase to a total of two million shares. As of September 30, 2004, a total of 884,400 shares were repurchased for $8.7 million. Under the Company’s current bank facility, stock repurchases are prohibited.
1996 Equity Incentive Plan
     In February 1997, the Company adopted the 1996 Equity Incentive Plan (the “Plan”), under which the Company may issue incentive stock options for Class B common stock to employees and nonstatutory stock options, stock bonuses or the right to purchase restricted stock to employees, consultants and outside directors. The Board of Directors or a committee designated by the Board determines who shall receive awards, the number of shares and the exercise price (which cannot be less than the fair market value at date of grant for incentive stock options and other awards). Options granted under the Plan expire no more than ten years from the date of grant and must vest at a rate of at least 20% per year over five years from date of grant. Incentive stock options granted to employees deemed to own more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the market price of the stock at the date of grant, and the options may not be exercisable after the expiration of five years from the date of grant. In September 2002, in connection with the sale of the Company’s Australian operation, the Company recorded compensation expense of approximately $1.9 million related to the acceleration of vesting upon a change in control of options previously granted to Australian employees. At September 30, 2004 and 2003, the number of shares authorized for issuance under the Plan was approximately 6,989,000.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of activity under the Plan is as follows:

		Weighted Average
	Number of Shares	Exercise Price
	(in thousands)
Options outstanding at September 30, 2001	3,674	$8.19
Options granted	712	$16.15
Options cancelled	(270)	$8.23
Options exercised	(1,575)	$7.87

Options outstanding at September 30, 2002	2,541	$10.61
Options granted	664	$15.24
Options cancelled	(306)	$13.44
Options exercised	(182)	$6.70

Options outstanding at September 30, 2003	2,717	$11.68
Options granted	782	$8.29
Options cancelled	(702)	$12.95
Options exercised	(350)	$6.28

Options outstanding at September 30, 2004	2,447	$11.00

     The weighted average fair value of options granted to employees under the Plan during the years ended September 30, 2004, 2003 and 2002 was $5.24, $8.79, and $10.16 per share, respectively. At September 30, 2004, 2003 and 2002, there were outstanding options to purchase 1.5 million, 1.7 million and 1.2 million shares of Class B common stock exercisable at weighted average exercise prices of $11.37, $10.64, and $10.33, respectively. At September 30, 2004, options to purchase approximately 1.0 million shares of Class B common stock were available for grant. The weighted average remaining life of outstanding options under the Plan at September 30, 2004 was 6.98 years.
     The following table summarizes information about stock options outstanding at September 30, 2004:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)			(in thousands)
$3.25 - $6.50	342	5.15	$5.81	311	$5.83
$6.81-$7.78	197	5.36	$7.18	194	$7.18
$7.81-$7.81	462	9.17	$7.81	—	$—
$7.86-$9.10	385	7.85	$8.74	203	$8.55
$9.19-$14.25	250	6.34	$11.65	201	$11.98
$14.82-$16.12	327	5.80	$15.46	299	$15.40
$16.38-$17.75	404	7.33	$17.29	211	$17.48
$17.81-$17.81	5	3.75	$17.81	5	$17.81
$19.56-$19.56	40	7.31	$19.56	40	$19.56
$20.70-$20.70	35	7.26	$20.70	14	$20.70

$3.25-$20.70	2,447	6.98	$11.00	1,478	$11.37

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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional Paid-in-Capital
     Prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company had several outstanding notes with key employees, including two former chief executive officers. These notes and their associated interest receivable are recorded in shareholder’s equity. The interest income earned on the notes is recorded as additional paid-in-capital on the Company’s Consolidated Balance Sheet and related-party notes that were forgiven are reported as a reduction of additional paid-in-capital. At September 30, 2004 and 2003 the additional paid-in-capital equaled $0.7 million and $0.4 million, respectively.
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
     Effective March 16, 2002, the Company acquired certain assets and assumed certain liabilities of the Government Solutions Center (“GSC”) of KPMG Consulting Inc. (now BearingPoint, Inc.) for approximately $8.4 million in cash, including approximately $665,000 in estimated acquisition costs. GSC focuses on providing financial management and procurement system solutions to state, county and city governments and agencies. This acquisition increased the Company’s portfolio of local government clients and added additional proprietary technology solutions to the Company’s delivery offerings. Total tangible assets acquired were approximately $395,000 and liabilities assumed were approximately $2.9 million. Intangible assets acquired were approximately $10.9 million and included software, acquired contracts and goodwill, which are being amortized over their estimated useful lives of one to three years. Goodwill of approximately $8.4 million was assigned to the U.S. Government Services segment and, subsequently, allocated to the Company’s Government Business Processing Outsourcing and Packaged Software and Systems Integration segments with the corporate restructuring of 2003. The full amount of goodwill is deductible for income tax purposes. In accordance with SFAS 142, the Company is not amortizing goodwill for this acquisition. Additional contingent payments of approximately $2.7 million in cash may be paid to BearingPoint, Inc. upon the achievement of certain revenue performance targets over the period ending March 31, 2005. Contingent payments will be accrued when earned and recorded as additional purchase price. At September 30, 3004, no contingent payments were accrued.
     Effective at the end of July 2002, the Company acquired all the issued and outstanding capital stock of OPC for approximately $70.7 million in cash, including approximately $1.8 million in estimated acquisition costs. OPC’s principal business is enabling the collection of credit card payments on behalf of government entities. This acquisition increased the Company’s portfolio of state and local government clients and added to its transaction and online payment processing delivery offering. Total tangible assets acquired were approximately $44.3 million, including approximately $39.4 million of cash and investments, and liabilities assumed were approximately

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$16.9 million. Intangible assets acquired were approximately $43.2 million and include software, acquired contracts, trademarks and goodwill, which are being amortized over their estimated useful lives of 20 months to ten years. Goodwill was assigned to the Electronic Payment Processing segment and totals $14.3 million at September 30, 2004. Goodwill is not expected to be deductible for income tax purposes.
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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following unaudited pro forma summary presents consolidated information as if the acquisition of EPOS had occurred as of the beginning of each period presented. This pro forma summary is provided for information purposes only and is based on historical information after including the impact of certain adjustments such as increased estimated amortization expense due to the preliminary recording of intangible assets. These pro forma results do not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands, except per share data):

	Year ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Revenues	$143,405	$126,807	$97,537

Net loss	$(1,481)	$(25,058)	$(16,281)

Basic and diluted loss per share	$(0.08)	$(1.33)	$(0.95)

Shares used in computing basic and diluted loss per share	18,987	18,782	17,225
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
9. RELATED PARTY TRANSACTIONS
Notes Receivable from Shareholders
     The Company had outstanding notes receivable and accrued interest receivable included in shareholders’ equity from certain officers and employees of the Company as of September 30, 2004 and 2003, which total approximately $4.1 million and $3.9 million, respectively. These notes bear interest at rates ranging from 3.55% to 7.18% and have original maturities from one to ten years. Certain of these notes having a remaining aggregate balance of approximately $75,000 at September 30, 2004 are being forgiven in accordance with the terms of the officers’ and employees’ agreements.
     Of the outstanding notes and interest receivable, $3.7 million are from the former Chairman of the Board and former Chief Executive Officer and are collateralized and full recourse. The former Chairman has pledged a total of approximately 387,000 shares of Class B common stock as collateral for the notes. At September 30, 2004, the pledged stock had a market value of approximately $3.7 million.
     Prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company had several outstanding notes with key employees, including a former chief executive officer. These notes and their associated interest receivable are recorded in shareholders’ equity. The interest income earned on the notes is recorded as additional paid-in-capital on the Company’s Consolidated Balance Sheet and related-party notes that were forgiven are reported as a reduction of additional paid-in-capital. At September 30, 2004 and 2003 the additional paid-in-capital equaled $0.7 million and $0.4 million, respectively.
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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. SEGMENT INFORMATION
     Following the restructuring in the fourth quarter of fiscal year 2003, the Company has been managed through three reportable segments: Government Business Process Outsourcing (“GBPO”), Government Systems Integration (“Government SI”) and OPC. Accordingly, the prior year amounts have been reclassified to conform to the current year presentation. In connection with the acquisition of EPOS, the Company renamed two of its segments; consequently, the three reportable segments are now as follows: GBPO, Packaged Software and Systems Integration (“PSSI”), formerly known as Government SI, and Electronic Payment Processing (“EPP”), formerly known as OPC. The GBPO segment provides transaction processing services. The PSSI segment provides systems integration, licensing and maintenance services. The EPP segment provides transaction and payment processing services. The Company evaluates the performance of its operating segments based on revenues and direct costs, while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense not attributable to state child support payment processing centers, interest income (expense), other income (expense) and income tax expense in segment profitability. The table below presents financial information for the three reportable segments:

	Restated
	GBPO	PSSI	EPP	Eliminations	Total
	(in thousands)
For the Fiscal Year Ended September 30, 2004
Revenues	$45,205	$41,903	$40,669	$—	$127,777
Direct costs	28,774	27,538	28,448	(361)	84,399

For the Fiscal Year Ended September 30, 2003
Revenues	48,465	30,107	37,005	—	115,577
Direct costs	29,939	33,033	26,685	—	89,657

For the Fiscal Year Ended September 30, 2002
Revenues	40,377	40,356	3,700	—	84,433
Direct costs	22,854	27,308	2,685	—	52,847
11. INCOME TAXES
     The components of deferred tax liabilities and assets are as follows:

	September 30,
	2004	2003
	(Restated)	(Restated)
	(in thousands)
Deferred tax liabilities:
Intangibles	$6,246	$1,911
Internally developed software	552	709
Other deferred tax liabilities	267	402

Total deferred tax liabilities	7,065	3,022

Deferred tax assets:
Accrued expenses	2,930	2,098
Deferred income	41	39
Depreciation	233	149
Accounts receivable allowance	456	362
Net operating loss carryforward	25,520	24,135
Foreign tax credit carryforward	584	26
Valuation allowance	(22,699)	(23,787)

Total deferred tax assets	7,065	3,022

Net deferred tax assets (liabilities)	$—	$—

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     At September 30, 2004, the Company had federal net operating loss carryforwards of approximately $68.7 million, which expire beginning in fiscal 2018. At September 30, 2004, the Company had state net operating loss carryforwards of approximately $59.5 million, which expire beginning in fiscal 2007. Of these amounts, $48.6 million of federal net operating loss carryforwards and $29.6 million of state net operating loss carryforwards were acquired in the acquisition of OPC. The Company’s ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Sections 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.
     As of September 30, 2003, the Company established a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization. At September 30, 2004, $20.6 million and $2.8 million of the Company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill or increase common stock, respectively.
     The Company’s fiscal 2002 tax returns include a loss on disposal of Australian operations totaling approximately $22.5 million for which no tax benefit has been recorded. Any tax benefit recorded relating to this will be recorded in discontinued operations.
     Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(in thousands)
Current (benefit):
Federal	$—	$(2,496)	$4,100
State	—	(268)	433
Foreign	—	—	(8)

	—	(2,764)	4,525

Deferred (benefit):
Federal	—	—	(471)
State	—	—	(44)

	—	—	(515)

Total provision (benefit) for income taxes	$—	$(2,764)	$4,010

     The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended September 30,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

U.S statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	(111.0)%	3.9%	4.0%
Tax exempt interest income	307.8%	0.7%	(3.4)%
Keyman life insurance	(11.1)%	(0.1)%	—
Meals and entertainment	(145.6)%	(1.1)%	1.0%
Valuation allowance	(71.0)%	(3.7)%	2.0%
Other	(3.1)%	—	(0.2)%

Effective tax rate	—	33.7%	37.4%

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
13. RESTRUCTURING
     During the fourth quarter of fiscal year 2003, the Company completed a strategic review of its business units, which resulted in the closure of a portion of the operations located in Boston. Restructuring expense of $0.4 million was recorded associated with asset impairment charges, severance payments and office closure expenses.
     Similar restructuring activities continued in fiscal year 2004 with the closure of all Boston based operations, which included the termination of a former chief executive officer, and the relocation of the corporate headquarters from Walnut Creek, California to Reston, Virginia. The Company believes the office relocation and consolidation of all corporate functions will improve the efficiency of its workforce, reduce its cost structure, assist in developing a consistent corporate culture and streamline the overall back office operations. These office closures and termination agreements resulted in restructuring expense of $3.5 million, of which $0.6 million related to asset impairment charges, $1.1 million related to office closure expense and $1.8 million related to severance payments, including payments made to the former chief executive officer.
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
     At September 30, 2003, the Company had restructuring liabilities totaling $2.3 million, of which $656,000 was recorded in accrued liabilities, and $668,000 was recorded in other long-term liabilities and $1.0 million was recorded in liabilities of discontinued operations. The following is a summary of the restructuring liabilities from September 30, 2002 through September 30, 2003 (in thousands):

	Liability as of	Additions/	Cash	Liability as of
	September 30, 2002	Reductions	Payments	September 30, 2003
Severance – OPC	$2,254	$(38)	$(1,083)	$1,133
Facilities closure – OPC	513	(15)	(361)	137
Severance – continuing operations	—	280	(280)	—
Facilities closure – continuing operations	—	53	—	53
Severance – discontinued operations	—	427	(249)	178
Facilities closure – discontinued operations	—	829	—	829

	$2,767	$1,536	$(1,973)	$2,330

     At September 30, 2004, the Company had restructuring liabilities totaling $2.0 million, of which $1.0 million was recorded in accrued liabilities, $908,000 was recorded in non-current other liabilities, and $114,000 was included in current liabilities of discontinued operations. Approximately $506,000 of the non-current restructuring liability is expected to be paid in fiscal year 2006, approximately $222,000 in fiscal year 2007, and the balance is expected to be paid in fiscal year 2008. The following is a summary of the restructuring liabilities from September 30, 2004 (in thousands):

	Liability as of	Additions/	Cash	Liability as of
	September 30, 2003	(Reductions)	Payments	September 30, 2004
Severance – OPC	$1,133	$—	$(501)	$632
Facilities closure – OPC	137	—	(91)	46
Severance – continuing operations	—	986	(515)	471
Facilities closure – continuing operations	53	1,357	(640)	770
Severance – discontinued operations	178	787	(965)	—
Facilities closure – discontinued operations	829	(385)	(330)	114

	$2,330	$2,745	$(3,042)	$2,033

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     At September 30, 2004, the Company had liabilities of discontinued operations of approximately $407,000 comprised of restructuring liabilities, and accounts payable and other accrued liabilities.
     The operating results of the discontinued operations were as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002

Revenues	$1,780	$11,185	$19,158

Loss from operations of discontinued operation, adjusted for applicable provision (benefit) for income taxes of $0, ($538), and $592 for the years ended September 30, 2004, 2003 and 2002, respectively	(1,440)	(19,246)	(3,894)
Loss on disposal of discontinued operation, including income taxes of $356 for the year ended September 30, 2002	—	—	(18,451)

Loss from discontinued operation, net of income taxes	$(1,440)	$(19,246)	$(22,345)

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

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. SUBSEQUENT EVENTS
     Investments
     On October 1, 2004, the Company made a strategic investment in CPAS Systems, Inc., a global supplier of pension administration software systems. The Company acquired 47.37% of the common stock of CPAS for approximately $3.6 million. The investment in CPAS will be accounted for using the equity method of accounting.
17. SUBSEQUENT EVENTS (Unaudited)
     Events Related to the Audit Committee Investigation and the Restatement
     On May 5, 2005, Tier replaced its Chief Financial Officer and on June 14, 2005, Tier filled its vacant Controller position. While preparing the Company’s financial statements for the fiscal year ended September 30, 2005, these individuals discovered a number of errors in Tier’s historical financial statements, including the Company’s accounting for: 1) accounts receivable, net relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that Tier delay the filing of its Annual Report on 10-K and restate its previously issued financial statements. On December 12, 2005, the Audit Committee of the Company’s Board of Directors agreed with senior management’s recommendations and concluded that Tier’s previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would likely be restated, and accordingly should no longer be relied upon. On December 14, 2005, the Company announced that its Annual Report on Form 10-K for the year ended September 30, 2005 would not be timely filed. Subsequently, the Company did not file timely reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.
     Following the Company’s December 14, 2005 announcement, an independent investigation was undertaken by independent counsel on behalf of the Audit Committee of the Board of Directors. The scope of the independent investigation included an examination of the qualitative and financial reporting issues that gave rise to the restatement. On May 12, 2006, Tier announced the completion of this independent investigation, which found, among other things, earnings management at Tier, particularly during the close of fiscal 2004.
     On January 10, 2006, our Board of Directors adopted a Stockholder Rights Plan, pursuant to which all Tier stockholders received rights to purchase shares of a new series of preferred stock. The Rights Plan is designed to enable all of Tier’s stockholders to realize the full value of their investment in the Company and to ensure that all of Tier’s stockholders receive fair and equal treatment in the event that an unsolicited attempt is made to acquire the Company. The Rights Plan is intended as a means to guard against abusive takeover tactics and was not adopted in response to any proposal to acquire Tier. The Company’s Board anticipated that the adoption of the Rights Plan would discourage efforts to acquire more than 10% of the Company’s common stock without first negotiating with the Board of Directors.
     On May 23, 2006, the Company received a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel, informing Tier of the Panel’s determination to delist the Company’s common stock, effective at the open of business on Thursday, May 25, 2006. In reaching its determination, the Panel cited: 1) concerns about the quality and timing of the Company’s communications with the Panel and the public regarding the Audit Committee’s independent investigation; and 2) the failure to file the Company’s Annual Report on Form 10-K for fiscal year 2005 or its Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2006. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist Tier’s common stock. The Company intends to apply for re-listing once it has filed all required reports with the Securities and Exchange Commission.
     On May 31, 2006, Tier announced the resignation of James R. Weaver, the Company’s Chief Executive Officer, President and Chairman following a recommendation by the Audit Committee that his employment with the Company be terminated. Ronald L. Rossetti, a member of Tier’s Board of Directors and Audit Committee agreed to serve as Tier’s Chief Executive Officer and Chairman. Because he is no longer independent under SEC and Nasdaq

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rules, Mr. Rossetti has been replaced on the Audit Committee by Samuel Cabot III, an independent director on Tier’s Board of Directors.
     On May 31, 2006, Tier received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. The Company intends to cooperate fully in this investigation.
     Bank Line of Credit
     On April 20, 2005, the bank that originally issued the Company’s $15.0 million revolving credit facility (see Note 5) extended the term of this facility to June 30, 2005. On June 28, 2005, the Company entered into the Third Amendment to Credit and Security Agreement with the lender for this facility, which amends the earlier credit agreement, as amended, dated January 29, 2003. The June 28, 2005 Amendment, among other things, extended the termination date of the Credit Agreement from June 30, 2005 until September 30, 2005.
     Subsequently, the delayed availability of the Company’s financial statements for the fiscal year ended September 30, 2005, and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between the Company and its lender. In addition, the Company incurred similar events of default for the quarter ended December 31, 2005.
     To address these events of default, the Company and its wholly owned subsidiaries, Official Payments Corporation and EPOS Corporation, entered into an Amended and Restated Credit and Security Agreement (the “Agreement”) with CNB on March 6, 2006. The Agreement, which amends and restates the original agreement signed by the Company and the lender on January 29, 2003, made a number of significant changes including the termination of a $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that Tier may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in Cash Collateral in an amount equal to all issued and to be issued letters of credit.
     Related-Party Agreements
     CPAS. After September 30, 2005, the Company entered into a number of agreements with CPAS, which grants Tier the right to make certain CPAS pension administration software available over the internet to Tier pension administrators. In January 2006, Tier also entered a $1.1 million contract for CPAS to act as a subcontractor on the installation and development of pension software to be used by one of its customers. Tier holds a 47.37% ownership interest in CPAS, which it accounts for using the equity basis.
     James R. Weaver. On July 28, 2005, the Compensation Committee of the Board of Directors voted to forgive, as of that date, a promissory note in the principal amount of $75,000 payable to Tier by James R. Weaver, Tier’s then-current Chief Executive Officer. This 6.13% interest rate loan was made pursuant to a full-recourse interest bearing note. The note provided that it would either become due in September 30, 2005 or it would be forgiven if Mr. Weaver relocated to the Boston, Massachusetts area before the due date. At the time of the original loan, Tier intended to relocate its headquarters from California to Boston and desired to provide Mr. Weaver an incentive to relocate from his home in northern Virginia to the Boston area to be closer to Tier’s headquarters. Subsequently, Tier abandoned that plan and, instead, relocated its headquarters to Reston, Virginia in July 2004. On July 28, 2005, the Compensation Committee of the Board of Directors forgave that loan, as of that date. In reaching that decision, the Compensation Committee concluded that the original intent and purpose of the note forgiveness provision, namely that the note should be forgiven when Tier’s headquarters and Mr. Weaver were located in the same metropolitan area, had been satisfied and that the Compensation Committee did not desire that Mr. Weaver relocate to Boston. In light of this determination, the Compensation Committee concluded that the note should be forgiven. Mr. Weaver made regularly scheduled interest payments on the outstanding balance until the loan was forgiven in July 2005.
     Effective May 31, 2006, Tier entered into a Separation Agreement and Release (the “Separation Agreement”) with James R. Weaver, who had served as Tier’s Chief Executive Officer, President and Chairman.

TIER TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the Separation Agreement, Tier agreed to pay to Mr. Weaver a total of $975,000 of severance, of which $700,000 is to be paid in a lump sum by June 8, 2006 and $275,000 is to be paid on November 30, 2006. The Company is also obligated to provide Mr. Weaver 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also includes a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event occurs within two years. Finally, the Separation Agreement accelerates and immediately vests all 330,000 of Mr. Weaver’s unvested options. Under the terms of the Separation Agreement, all options expired as of June 30, 2006.
     Jeffrey A. McCandless. On March 9, 2005, the Company entered into a Separation Agreement and Release with Jeffrey A. McCandless, the Company’s then-current Chief Financial Officer. Under the terms of the Separation Agreement, Mr. McCandless continued to serve as the Company’s Chief Financial Officer until the date that was two weeks after the first day of employment of the new Chief Financial Officer (the new Chief Financial Officer began his employment with Tier on May 5, 2005). The Company paid Mr. McCandless $83,333.33 of severance under the Separation Agreement.
     Employment Agreement
     In May 2005, the Board of Directors of Tier Technologies, appointed David Fountain as Senior Vice President and Chief Financial Officer. Under the terms of his offer letter, Mr. Fountain is entitled to 12 months severance in the event his employment is terminated without cause and 18 months severance in the event of a change of control. As of September 30, 2006, the maximum amount that could be paid to Mr. Fountain under this agreement would be $487,500.
     During fiscal 2006, we entered into Employment and Security Agreements with four executive officers and certain other key managers. Under the terms of these agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payments ranging between six to twelve months of their current base salary. As of September 30, 2006, the maximum amount that could be paid under these agreements would be $3.4 million.
     Effective June 2006, the Company entered into a one-year employment agreement with Ronald Rossetti. Pursuant to the Agreement, Mr. Rossetti would receive a base salary of $50,000 per month and a bonus of $50,000 per month. In the event that certain pre-defined events occur before the end of this one-year agreement, we would be obligated to compensate Mr. Rossetti these amounts through the remaining term of the one-year agreement. As of September 30, 2006, the maximum amount that could be paid under these agreements would be $0.8 million.
     System Outage
     Between October 2, 2006 and October 5, 2006, an outage occurred with one of the systems we use to serve one of our large customers. Because of this outage, the Company may incur penalties under the provisions of the related contract. We are not able to determine the amount of penalties, if any, that will be assessed; however, preliminarily we estimate that the penalties could range from zero to $0.8 million.

TIER TECHNOLOGIES, INC.
SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance at
	Beginning of	Additions/		End of
	Period	(Reductions)	Write-offs	Period
	(Restated)	(Restated)	(Restated)	(Restated)
Year Ended September 30, 2004:
Allowance for doubtful receivables	$843	$150	$(314)	$679
Allowance for NSF and mispost receivables	1,659	1,057	(464)	2,252
Deferred tax asset valuation allowance	23,787	(1,088)	—	22,699
Inventory allowance	—	75	—	75

Year Ended September 30, 2003:
Allowance for doubtful accounts receivables	650	1,074	(881)	843
Allowance for NSF and mispost receivables	864	826	(31)	1,659
Deferred tax asset valuation allowance	14,363	9,424	—	23,787

Year Ended September 30, 2002:
Allowance for doubtful accounts receivables	209	470	(29)	650
Allowance for NSF and mispost receivables	810	487	(433)	864
Deferred tax asset valuation allowance	215	14,148	—	14,363

S- 1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: October 19, 2006	By:	/s/ Ronald L. Rossetti
Ronald L. Rossetti
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation(5)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Class B common stock Certificate(2)

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Class B common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999(9)*

10.2	Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated as of October 1, 2000(9)*

10.3	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997(2)

10.4	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997(2)

10.5	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997(2)

10.6	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner(3)

10.7	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, and Amended and Restated Pledge Agreement dated April 1, 1998, by and between the Registrant and James L. Bildner(3)

10.8	Form of Indemnification Agreement(2)

10.9	Tier Corporation 401(k) Plan, Summary Plan Description(2)

10.10	Employee Stock Purchase Plan(7)*

10.11	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner.(4)

10.12	Second Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner.(4)

10.13	Third Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner.(4)

10.14	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1).(6)

10.15	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1).(6)

10.16	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1).(6)

10.17	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000.(6)

10.18	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 26, 2000(8)

10.19	Full Recourse Promissory Note by and between the Registrant and James Weaver, dated as of September 18, 2000(8)

10.20	Incentive Compensation Plan (9)*

Exhibit
Number	Exhibit Description

10.21	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver(10) *

10.22	Full Recourse Unsecured Promissory note by and between the Registrant and Harry Wiggins, dated as of October 22, 2001(11)

10.23	First Amendment to the Third Amended and Restated Employment Agreement by and between the Registrant and James L. Bildner, dated August 8, 2002 (12)*

10.24	Severance and Change in Control Benefits Agreement by and between the Registrant and Laura B. DePole, dated August 22, 2002 (12) *

10.25	Amended Employment Agreement by and between the Registrant and Harry Wiggins, dated September 29, 2002(12)*

10.26	Credit and Security Agreement as of January 29, 2003 by and between the Registrant and City National Bank(13)

10.27	Termination Agreement dated October 14, 2003 by and between the Company and James L. Bildner(14)*

10.28	Separation Agreement dated December 12, 2003 by and between the Company and Harry Wiggins(14)*

10.29	Employment Agreement dated July 2, 2003 by and between the Company and Mr. Jeffrey A. McCandless(15)*

10.30	Pledge Agreement between the Company and James L. Bildner, dated April 1, 2004(16)

10.31	First Amendment to the Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004(16)

10.32	First Amendment to the Second Amended and Restated Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004(16)

10.33	First Amendment to the Third Amended and Restated Pledge Agreement between the Company and James L. Bildner, dated June 14, 2004(16)

10.34	Agreement and Plan of Merger among the Company, Baker Acquisition Corporation, EPOS Corporation, the individuals named herein, and Michael A. Lawler, as Shareholder Representative, dated June 1, 2004(16)

10.35	Executive Employment Agreement, dated November 9, 2004, by and between Registrant and James Weaver(17)*

10.36	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan(17) *

10.37	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan(17) *

10.38	Employment Agreement dated May 28, 2004, by and between EPOS Corporation and Michael A. Lawler*

10.39	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004*

10.40	Cross-Collateralization Agreement dated December 13, 2004, by and between Registrant and James L. Bildner(18)

16.1	Letter from PricewaterhouseCoopers LLP, dated April 19, 2005(22)

21.1	Subsidiaries of the Registrant(20)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (20)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (20)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (21)

Exhibit
Number	Exhibit Description

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (21)

31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (22)

31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (22)

31.7	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.8	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

32.6	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.8	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

(1)	Filed as an exhibit to Form S-1/A (No. 333-37661), filed on November 17, 1997, and incorporated herein by reference.

(2)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-Q, filed August 16, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 10-K, filed December 21, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Form S-8 (No. 333-42082), filed on July 24, 2000, and incorporated herein by reference.

(8)	Filed as an exhibit to Form 10-K, filed December 6, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by refe13, 2004, and incorporated herein by reference.

(11)	Filed as an Exhibit to Form 10-Q, filed February 13, 2002

(12)	Filed as an exhibit to Form 10-K, filed December 11, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Form 10-Q, filed May 12, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to Form 10-Q, filed February 13, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit to Form 10-Q, filed May 11, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to Form 10-Q, filed August 15, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to Form 8-K filed November 12, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to Form 8-K filed December 15, 2004, and incorporated herein by reference.

(19)	Filed as an exhibit to Form 8-K filed December 17, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to Form 8-K filed December 28, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to Amendment No. 1 to Form 10-K/A filed January 28, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to Amendment No. 2 to Form 10-K/A filed April 20, 2005, and incorporated herein by reference.