Form 10-K
period 2005-09-30
TIER TECHNOLOGIES INC
filed 2006-10-27
CIK 1045150

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-23195
TIER TECHNOLOGIES, INC.

DELAWARE	94-3145844
(STATE OF INCORPORATION)	(I.R.S. ID)
10780 PARKRIDGE BOULEVARD—4th FLOOR, RESTON, VA 20191
(571) 382-1000
Securities registered pursuant to Section 12(b) of the Act
NONE
Securities registered pursuant to Section 12(g) of the Act
$0.01 PAR VALUE COMMON STOCK
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” if Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated Filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2006 and 2005, the aggregate market value of common stock held by non-affiliates of the registrant was $156,969,000 and $143,509,000, respectively.
The number of shares outstanding of the registrant’s common stock on October 17, 2006 was 20,383,606.
DOCUMENTS INCORPORATED BY REFERENCE
None

TIER TECHNOLOGIES, INC.
FORM 10-K
TABLE OF CONTENTS

i

Special Note About Forward-Looking Statements
Certain statements contained in this report, other than purely historical information (including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions upon which those statements are based) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or to our future financial and/or operating performance and generally can be identified as such, because the context of the statement will include words, such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled Risk Factors, beginning on page 5. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1—BUSINESS
GENERAL
Tier Technologies, Inc. provides federal, state and local government and other public sector clients within the United States with transaction processing services and software and systems integration. Typically, the demand for our services is driven by legislative mandates, such as child support and tax collections and disbursements, increased acceptance of interactive voice response systems and contact management solutions, the growing reliance on the Internet for conducting transactions and a fundamental shift in consumer payment preferences toward electronic payment methods. Originally incorporated in 1991 in California, we reincorporated in Delaware effective July 15, 2005. We are headquartered in Reston, Virginia and our 940 employees provide services to over 2,200 clients nationwide.
During the past five years, we have undertaken several restructuring, realignment, acquisition and disposal initiatives, in order to concentrate on business opportunities that maximize our financial performance and provide the greatest value to our clients. For example, in fiscal 2004, we shifted our systems integration strategy from providing custom-developed solutions to implementing and modifying packaged software—a strategy that we believe will increase profitability with a lower risk than building systems based on functional requirements. In fiscal 2004, we relocated our corporate headquarters from Walnut Creek, California to Reston, Virginia. We acquired EPOS Corporation, or EPOS, in fiscal 2004 and Official Payments Corporation, or OPC, in fiscal 2002 in order to expand our transaction processing services. During fiscal years 2002 through 2003, we sold our Australia operations and exited our U.S. Commercial Services and United Kingdom segments. We believe these restructuring, acquisition and disposal activities renewed our focus on our core transaction processing services and software and systems integration services and provide a solid foundation for long-term organic growth.
SEGMENT INFORMATION
We organize our operations into segments in order to provide management with a comprehensive financial and operational view into our key business activities. These segments provide a framework for aligning strategies and objectives and for allocating resources throughout our organization. Our three segments are: Electronic Payment Processing, Government Business Process Outsourcing, and Packaged Software and Systems Integration. The growth and revenues produced by each of these segments is driven by the growth of our client base, as well as the addition of new complementary services and products. The market for the services provided by each of our segments is highly competitive and is served by numerous international, national and local firms, as well as internal information technology resources of state and local governments. We believe the efficiency of our systems, outstanding customer service, competitive pricing and innovative technological solutions will enhance our standing relative to our competitors.

A description of each of our segments is provided below. See Note 11—Segment Information of the Notes to Consolidated Financial Statements for information regarding the profitability of each segment.
Electronic Payment Processing, or EPP. Our EPP segment provides government and public-sector clients with electronic payment processing alternatives for collecting taxes, fees and other obligations. In fiscal year 2005, our client-base included the U.S. Internal Revenue Service, 26 states, the District of Columbia and nearly 2,000 local governments and other public sector clients. While our EPP segment does have a large number of clients, over a third of our revenues for this segment, representing 14% of our consolidated revenues, are generated under a contract with the U.S. Internal Revenue Service.
Clients who use our electronic payment processing services can offer their customers the ability to make tax, tuition and utility payments with a credit or debit card or an electronic check. Our secure electronic payment processing services help our clients reduce remittance-processing costs, increase collection speed and provide convenient payment alternatives to their constituents.
During the last decade, increased consumer acceptance of alternative media, such as interactive voice response systems and the Internet, have led to reliance on “cashless” payment methods including credit and debit cards and electronic checks. However, many government entities have neither the technical expertise nor the personnel to develop, implement and maintain electronic payment processes or to accept Internet or telephonic originated payments. As a result, they rely on external service providers, such as Tier, to perform this function.
During fiscal year 2005, we processed over 4.2 million transactions, representing nearly $2.6 billion of payments collected for federal and state income taxes, state business taxes, property taxes, parking citations, traffic violations, local licenses, educational institution fees and utility bills. The revenues we receive for payment services are transaction-based. Increases and decreases in these revenues typically represent changes in the volume of transactions and associated dollars that we process. This volume, in turn, reflects the size of our client-base, the level of customer acceptance of electronic payment processing alternatives, the number and type of complementary partnership relationships and the variety of payment alternatives offered. Typically, EPP revenues are higher in the second and third quarters of our fiscal year as a result of the seasonal surge in income tax payments in March and April.
Government Business Process Outsourcing, or GBPO. Our GBPO segment focuses on child support payment processing, child support financial institution data match services, health and human services consulting, call centers and interactive voice response systems and other related systems integration services. Our GBPO segment derives a significant portion of its revenues from a limited number of large contracts. During fiscal year 2005, we derived over 46% of our GBPO revenues from three contracts.
Under the U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996, each state must have an automated and centralized process for collecting and distributing child support payments. Our payment processing operations provide many services on behalf of our state clients, including: the receipt, disbursement and processing of manual and electronic child support payments; check and document imaging; and maintenance of payment and court order histories. Our clients can choose from an array of service offerings, including: customer service/call center operations; a government-to-consumer web application; and an interface between the state’s financial institutions and its child support enforcement division to assist in the location and seizure of delinquent child support and full processing of child support payments. During fiscal year 2005, we used internally developed software to process approximately $4.0 billion of child support payments for eight states as the primary contractor and two states as a subcontractor. Child support payment processing revenue is based on a per-transaction fee applied to the number of transactions processed.
The U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996 also created the Financial Institution Data Match Program, which requires states to match delinquent obligations against records held by financial institutions. When matches are identified, state child support enforcement agencies can issue liens or levies on noncustodial parents’ bank accounts to expedite the collection of past due child support obligations. We provide these services to a fifteen-state alliance formed to develop and oversee outsourced financial institution match programs. We also provide these services to two states that are not members of the alliance. Since 2002, we have located over $9.9 billion for our clients. Financial Institution Data Match Program revenue is derived primarily by assessing a fee based on the number of financial institutions matched. Because of the nature of the services provided by the GBPO segment, revenues are relatively constant throughout the year.
Packaged Software and System Integration, or PSSI. Our PSSI segment provides software systems design, development and integration, maintenance and support services primarily to state and local government clients. Our clients rely on us to integrate leading-edge technologies into their operations in order to improve customer service and operational efficiency. Our PSSI segment provides services to hundreds of clients nationwide; however, 27% of the revenues externally generated by the PSSI segment in fiscal year 2005 were from projects with the State of Missouri. Our PSSI segment offers these services through the following practice areas:
•	Financial Management Systems—develops, implements and supports financial management and purchasing systems for state and local governments;

•	Public Pension Administration Systems—provides services to support the design, development and implementation of pension applications for state, county and city governments;

•	Unemployment Insurance Systems—provides software application integration services to state governments that are reforming unemployment insurance systems;

•	Electronic Government Systems—provides systems integration services for creating government Web portals;

•	Voice and Systems Automation—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

•	State Systems Integration—provides information technology development, integration and maintenance support projects, primarily for the State of Missouri.
The growth of the PSSI segment is driven primarily by the growth of our customer base, the addition of new service offerings and new partnership relationships with complementary service and technology providers. Revenues recognized by this segment reflect the specific contract deliverables and are not influenced by seasonal changes.
SALES AND MARKETING
Our sales and marketing objective is to develop relationships with clients that result in repeat long-term and cross-sale engagements. Each segment maintains a dedicated sales force that may work cooperatively on joint sales efforts involving a combination of our services across different segments. When a segment provides products or services to another segment, the associated intercompany revenues and expenses are eliminated as part of our consolidation process.
Enhancing our commissioned sales force, we also utilize the business development capabilities of our segment leaders in their vertical markets as a supplemental sales and delivery resource. Members of our management team have a wide range of industry contacts and established reputations in their applicable industries and play a key role in developing, selling and managing major engagements. As a result of our market-focused sales approach, we believe that we are able to identify and qualify for opportunities quickly and cost effectively.
We strive to generate new business by increasing brand awareness and recognition to our diverse solution offerings using a variety of media. Our most significant marketing and advertising program involves the promotion of electronic payment processing services offered by OPC. We work with our government clients to publicize our services through advertisements in payment invoices, publications and web sites, typically at little or no cost to us. We also enter cooperative advertising and marketing arrangements with our credit and debit card partners and major card-issuing banks, including print and online advertising campaigns and promotions.

In fiscal 2005, we used newspaper, television, radio, internet and public relations campaigns to supplement these efforts.
COMPETITION
The transaction processing and software and systems integration markets are highly competitive and are served by numerous international, national and local firms. Representative market participants in transaction processing markets include Affiliated Computer Systems, Inc., JP Morgan Chase, Systems and Methods, Inc., and Link2Gov. Competition in the software and systems integration market includes U.S. and international consulting and integration firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Representative market participants include Accenture, CGI-AMS, BearingPoint, Covansys, Deloitte, IBM, Tata (TCS America), Ciber, NIC Inc., Lawson, and Tyler Technologies.
We believe that the principal competitive factors in our markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results, whether on a fixed-price or time and materials basis. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, greater financial resources of our competitors, the ability of our clients to perform the services themselves and the extent of our competitors’ responsiveness to client needs.
INTELLECTUAL PROPERTY RIGHTS
Our success depends, in part, on our protection of our methodologies, solutions and intellectual property rights. We rely upon a combination of nondisclosure, licensing and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into nondisclosure agreements with all our employees, subcontractors and parties with whom we team. In addition, we control and limit distribution of proprietary information. We cannot assure that these steps will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.
We have developed and acquired proprietary software that is licensed to clients pursuant to license agreements and other contractual arrangements. We use intellectual property laws, including copyright and trademark laws, to protect our proprietary rights. Part of our business also develops software applications for specific client engagements and customizes existing software products for specific clients. Ownership of developed software and customizations to existing software is subject to negotiation with individual clients and is typically assigned to the client. In some situations, we may retain ownership or obtain a license from our client, which permits us or a third party to use and market the developed software or the customizations for the joint-benefit of the client and us or for our sole benefit.
AVAILABLE INFORMATION
We make copies of our filings with the Securities and Exchange Commission, or SEC, available to investors on our website free of charge as soon as reasonably practicable after we file them with the SEC. Our SEC filings can be found on the Investors page of our website at www.Tier.com.
ITEM 1A—RISK FACTORS
The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

If we fail to regain our listing status on the Nasdaq, the value of our stock may continue to be depressed, we may have difficulties attracting and retaining customers and employees and our Company may be susceptible to takeover attempts. Effective at the open of business on May 25, 2006, our common stock was delisted from the Nasdaq National Market (now the Nasdaq Global Market). Although we intend to reapply for re-listing at the appropriate time after we have filled all required reports with the Securities and Exchange Commission, there is no assurance that we will be successful in having our common stock listed on the Nasdaq Global Market.
We have incurred losses in the past and we cannot ensure that we will be profitable. We have incurred losses in the past and we may do so in the future. While we reported net income from continuing operations in fiscal year 2005, we reported losses from continuing operations of $63,000 in fiscal year 2004 and $5.4 million in fiscal year 2003.
Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price. Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control. These factors include:
•	economic conditions in the marketplace;

•	our customers’ budgets and demand for our services;

•	seasonality of business;

•	timing of service and product implementations;

•	unplanned increase in costs;

•	delay in completion of projects;

•	intense competition;

•	variability of software license revenues; and

•	integration and costs of acquisitions.
The occurrence of any of these factors may cause the market price of our stock to decline or fluctuate significantly, which may result in substantial losses to investors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and/or indicative of future performance. From time to time our operating results may fail to meet analysts’ and investors’ expectations, which could cause a significant decline in the market price of our stock. Fluctuations in the price and trading volume of our stock may be rapid and severe and may leave investors little time to react. Other factors that affect the market price of our stock include announcements of technological innovations or new products or services by competitors and general economic or political conditions such as recession, acts of war or terrorism. Fluctuations in the price of our stock could cause investors to lose all or part of their investment.
We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients. We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could reduce our revenues and cash flows significantly. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates their relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. During fiscal year 2005, our ten largest clients represented 52% of our total revenues, including our contract with the U.S. Internal Revenue Service that generated 14% of our total revenues. Our operating results and cash flows may decline significantly if we cannot keep these clients, or replace them if lost.

Our markets are highly competitive. If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share. Our business is focused on transaction processing and software systems solutions, which are highly competitive markets and are served by numerous international, national and local firms. Many competitors have significantly greater financial, technical and marketing resources and name recognition than we do. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face additional competition from new entrants into our markets. Parts of our business are subject to increasing pricing pressures from competitors, as well as from clients facing pressure to control costs. Some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services. If we do not compete effectively, the demand for our products and services and our revenue growth and operating margins could decline, resulting in reduced profitability and loss of market share.
Changes in accounting standards could change our reported results significantly. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board, or FASB, changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.
Material weaknesses in our internal controls over financial reporting may result in adverse impact on our business. Our future success will depend in large part upon the timely remediation of the material weaknesses described in Item 9A—Control Procedures, beginning on page 60. Failure to address these weaknesses could delay or prevent our company from being re-listed on the Nasdaq Global Market and could impair our ability to retain and attract customers and employees.
Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may have an adverse effect on our reported earnings. Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, industry association rules and public disclosure requirements, which are subject to change. Changing laws, regulations and standards relating to corporate governance, accounting standards and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq Global Market rules are creating uncertainty for companies and increasing the cost of compliance. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities. New laws, regulations or industry standards may be enacted, or existing ones changed, which could have an adverse impact on our services and revenues. Taxes or fees may be imposed or we could be subject to additional requirements in regard to privacy, security or qualification for doing business. For our transaction processing services, we are subject to the rules of the National Automated Clearing House Association, the applicable credit/debit card association rules and other regulatory requirements. A change in such rules and regulations could restrict or eliminate our ability to provide services or accept certain types of transactions, increase cost, impair growth and make our services unprofitable.
The revenues provided by our EPP segment from electronic payment processing may fluctuate and the ability to maintain profitability is uncertain. Our EPP segment primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations and educational and utility obligations. The revenues earned by our EPP segment depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients such as government taxing authorities, educational institutions, public utilities and their respective constituents. If consumers are not receptive to paying a convenience fee; if card associations change their rules or if laws are passed which do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs, demand for electronic payment processing services could decline. The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce margins and harm our profitability. Demand for electronic payment processing services would also be affected adversely by a decline in the use of the Internet or consumer migration to a new or different technology or payment method. The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technology change. If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.
Our ability to grow depends largely on our ability to attract, integrate and retain qualified personnel. The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors. The market for skilled workers in our industry is extremely competitive. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide. If we are not successful in our recruiting efforts, or are unable to retain key employees our ability to staff projects and deliver products and services may be adversely affected. We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time. If one or more key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.
We depend on third parties for our products and services. Failure by these third parties to perform their obligations satisfactorily could hurt our reputation, operating results and competitiveness. Our business is highly dependent on working with other companies and organizations to bid on and perform complex multi-party projects. We may act as a prime contractor and engage subcontractors, or we may act as a subcontractor to the prime contractor. We use third-party software, hardware and support service providers to perform joint engagements. We depend on licensed software and other technology from a small number of primary vendors. We also rely on a third-party co-location facility for our primary data center, use third-party processors to complete payment transactions and use third-party software providers for system solutions, security and infrastructure. The failure of any of these third parties to meet their contractual obligations, our inability to obtain favorable contract terms, failures or defects attributable to these third parties or their products, or the discontinuation of the services of a key subcontractor or vendor could result in significant cost and liability, diminished profitability and damage to our reputation and competitive position.
Our fixed-price and transaction-based contracts require accurate estimates of resources and transaction volumes and failure to estimate these factors accurately could cause us to lose money on these contracts. Our business relies on accurate estimates. If we underestimate the resources, cost or time required for a project or overestimate the expected volume of transactions or transaction dollars processed, our costs could be greater than expected or our revenues could be less than expected. Under fixed-price contracts, we generally receive our fee if we meet specified deliverables, such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. If we fail to prepare accurate estimates on factors used to develop contract pricing, such as labor costs, technology requirements or transaction volumes, we may incur losses on those contracts and our operating margins could decline.
Our revenues are highly dependent on government funding and the loss or decline of existing or future government funding could cause our revenues and cash flows to decline. A significant portion of our revenue is derived from federal and state mandated projects. A large portion of these projects may be subject to a reduction or discontinuation of funding which may cause early termination of projects, diversion of funds away from our projects or delays in implementation. The occurrence of any of these conditions could adversely affect our projected revenues, cash flows and profitability.
Our business is subject to increasing performance requirements, which could result in reduced revenues and increased liability. Our business involves projects that are critical to the operations of our clients’ businesses. The failure to meet client expectations could damage our reputation and compromise our ability to attract new business. On certain projects we make performance guarantees, based upon defined operating specifications, service levels and delivery dates, which are sometimes backed by contractual guarantees and performance bonds. Unsatisfactory performance or unanticipated difficulties or delays in starting or completing such projects may result in termination of the contract, a reduction in payment, liability for penalties and damages, or claims against a performance bond. Client performance expectations or unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our project costs and make us less profitable.

If we are not able to obtain adequate or affordable insurance coverage or bonds, we could face significant liability claims and increased premium costs and our ability to compete for business could be compromised. We maintain insurance to cover various risks in connection with our business. Additionally, our business includes projects that require us to obtain performance and bid bonds from a licensed surety. There is no guarantee that such insurance coverage or bonds will continue to be available on reasonable terms, or at all. If we are unable to maintain adequate insurance and bonding coverage, potential liabilities associated with the risks discussed in this report could exceed our coverage and we may not be able to obtain new contracts, which could result in decreased business opportunities and declining revenues.
We could suffer material losses if our operations fail to perform effectively. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third-party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.
Unauthorized data access and other security breaches could have an adverse impact on our business and our reputation. Security breaches or improper access to data in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions. Despite security measures we have taken, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar problems causing interruption in service and loss or theft of data and information. Our third-party suppliers also may experience security breaches involving the unauthorized access of proprietary information. A security breach could result in theft, publication, deletion or modification of confidential information, cause harm to our business and reputation and result in loss of clients and revenue.
Our business may be harmed by claims, lawsuits or investigations which could result in adverse outcomes. At any given time, we are subject to a variety of claims and lawsuits. Adverse outcomes in any particular claim, lawsuit, government investigation, tax determination, or other liability matter may result in significant monetary damages, substantial costs, or injunctive relief against us that could adversely affect our ability to conduct our business. We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. The successful assertion of one or more claims against us may not be covered by, or may exceed our available insurance coverage.
In May 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the U.S. Department of Justice, or the DOJ, involving the child support payment processing industry. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us or our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. We anticipate that we will incur additional expenses as we continue to cooperate with the investigation. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and win new projects and result in financial losses.
In May 2006, we received a subpoena from the Philadelphia District Office of the SEC requesting documents relating to financial reporting and personnel issues. If the SEC were to conclude that further investigative activities are merited or to take formal action against Tier, our reputation could be impaired. We intend to cooperate fully with this investigation. We anticipate that we will incur additional legal and administrative expenses as we continue to cooperate with the SEC’s investigation.

If we are not able to protect our intellectual property we could suffer serious harm to our business. We protect our intellectual property rights through a variety of methods, such as use of nondisclosure and license agreements, and use of trade secret, copyright and trademark laws. Ownership of developed software and customizations to software are the subject of negotiation with individual clients. Despite our efforts to safeguard and protect our intellectual property and proprietary rights, there is no assurance that these steps will be adequate to avoid the loss or misappropriation of our rights or that we will be able to detect unauthorized use of our intellectual property rights. If we are unable to protect our intellectual property, competitors could market services or products similar to ours and demand for our offerings could decline, resulting in an adverse impact on revenues.
We may be subject to infringement claims of third parties, resulting in increased costs and loss of business. From time to time we receive notices from others claiming we are infringing on their intellectual property rights. Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages, or force us to redesign products or enter into royalty or licensing agreements on less favorable terms. If we are required to enter into such agreements or take such actions, our operating margins could decline.
Our markets are changing rapidly and if we are not able to continue to adapt to changing conditions, we may lose market share and be unable to compete effectively. The markets for our products are characterized by rapid changes in technology, client expectations and evolving industry standards. Our future success depends on our ability to innovate, develop, acquire and introduce successful new products and services for our target markets and to respond quickly to changes in the market. If we are unable to address these requirements, or if our products do not achieve market acceptance, we may lose market share and our revenues could decline.
We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business. One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions at favorable terms. If we do identify an appropriate acquisition candidate, we may be unsuccessful in negotiating the terms of the acquisition, finance the acquisition or, if the acquisition occurs we may be unsuccessful in integrating the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.
ITEM 1B—UNRESOLVED STAFF COMMENTS
There are no material unresolved comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of the Corporation’s fiscal year 2005 regarding the Corporation’s periodic or current reports filed under the Securities Exchange Act of 1934.
ITEM 2—PROPERTIES
Due to the nature of our projects, we lease over 198,000 square feet of space throughout the country, including our 41,000 square foot corporate headquarters in Reston, Virginia. At September 30, 2005, we also leased 80,000 square feet of space for our payment processing centers in Michigan, Maryland, New Jersey, Kansas, Tennessee, Alabama and Kentucky. In addition, we leased 43,000 square feet of space in Georgia, Connecticut, California, New Mexico, Missouri, Pennsylvania and Indiana to house our subsidiary operations and call centers and to provide general office space to support our projects and our clients. Finally, we also leased 34,000 square feet in California and Virginia that we subleased to unrelated third parties.

ITEM 3—LEGAL PROCEEDINGS
In May 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the DOJ, involving the child support payment processing industry. We have fully cooperated, and intend to continue to cooperate fully, with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us or our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct.
In May 2006, we received a subpoena from the Philadelphia District Office of the SEC requesting documents relating to financial reporting and personnel issues. If the SEC were to conclude that further investigative activities are merited or to take formal action against us, our reputation could be impaired. We intend to cooperate fully with this investigation.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year 2005.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At September 30, 2005, our stock was quoted on the Nasdaq National Market under the symbol TIER. Effective May 23, 2006, our stock was delisted and became quoted on the Pink Sheets under the symbol TIER or TIER.PK. See Note 15—Subsequent Events to the Consolidated Financial Statements for more detail on this issue. On October 17, 2006, there were 216 record holders of our common stock.
The high and low prices per share were as follows:

	Year ended September 30,
	2005		2004
	High	Low	High	Low

First quarter	$10.00	$7.98	$10.75	$6.83
Second quarter	9.73	6.45	11.69	7.70
Third quarter	9.82	6.85	12.05	8.55
Fourth quarter	9.67	7.51	10.10	7.36
We have never declared or paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Instead, we intend to retain our current and future earnings to fund the development and growth of our business. Our current credit facility prohibits us from declaring dividends.
SECURITIES
All of our equity compensation plans have received the approval of our security holders. The following table summarizes key information about our equity compensation plans at September 30, 2005:

Equity Compensation Plan Information
	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted-average exercise	available for future issuance under
	options, warrants and rights	price of outstanding options,	equity compensation plans
Plan category	(in thousands)	warrants and rights	(in thousands)
Equity compensation plans approved by security holders	2,968	$10.34	901

Equity compensation plans not approved by security holders	—	—	—

Total	2,968	$10.34	901
There were no sales of unregistered securities and no stock repurchases during fiscal 2005.

ITEM 6—SELECTED FINANCIAL DATA
The following table summarizes our selected consolidated financial data for the fiscal years ended September 30, 2001 through 2005. You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal years ended September 30,
(in thousands, except per share data)	2005	2004	2003	2002	2001

Revenues	$150,601	$127,777	$115,577	$84,433	$54,493
Cost and expenses:
Direct costs	103,814	84,399	89,657	52,847	32,150
General and administrative	28,958	28,233	23,606	14,508	13,975
Selling and marketing	11,339	7,441	5,581	3,853	2,889
Depreciation and amortization	6,065	5,109	5,423	3,764	3,051
Restructuring charges	46	3,493	414	—	—

Total costs and expenses	150,222	128,675	124,681	74,972	52,065

Income (loss) before discontinued and other income (loss)	379	(898)	(9,104)	9,461	2,428

Other income (loss):
Interest income, net	1,543	835	904	1,262	718
Realized loss on impairment of investments	(501)	—	—	—	—
Equity in net loss of unconsolidated affiliate	(168)	—	—	—	—

Total other income	874	835	904	1,262	718

Income before income taxes & discontinued operations	1,253	(63)	(8,200)	10,723	3,146
Income tax provision (benefit)	127	—	(2,764)	4,010	1,608

Net income (loss) from continuing operations	$1,126	$(63)	$(5,436)	$6,713	$1,538

Total assets	$176,742	$171,980	$161,374	$197,975	$99,191
Long-term obligations, less current portion	$—	$89	$195	$288	$7,707

Earnings (loss) per share from continuing operations:
Basic	$0.06	$—	$(0.29)	$0.39	$0.12
Diluted	$0.06	$—	$(0.29)	$0.39	$0.11
Number of shares used in calculating earnings (loss) per share from continuing operations:
Basic	19,470	18,987	18,782	17,225	12,687
Diluted	19,593	18,987	18,782	17,225	13,455

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement refer to Item 1A—Risk Factors.
OVERVIEW
We provide transaction processing services and software and systems integration services primarily to federal, state and local governments and other public sector clients. We target industry sectors where we believe demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal- or state-mandated services, such as child support payments, collections and disbursements, as well as a fundamental shift in consumer transaction preferences toward electronic payment methods instead of cash or paper checks. Since the markets we serve are highly competitive, changes in our competitors’ strategies or service offerings have a significant impact on our profitability unless we quickly and effectively adapt our business model to meet the changes in the marketplace.
We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the fiscal years ended September 30, 2005 and 2004, contracts with our three largest clients and their constituents generated 29% and 28%, respectively, of our total revenues, including our contract with the U.S. Internal Revenue Service that generated 14% of our total revenues. Substantially, all of our contracts are terminable by the client following limited notice and without significant penalty to the client. Thus, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operation.
Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. During fiscal 2005, nearly 64% of our revenues were generated by our transaction-based services including: 1) child support payment processing and related services for state government clients; and 2) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations. We believe that we will continue to earn a significant portion of our revenues from these transactional-based services for the foreseeable future. While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments. For example, each year the IRS rotates the order in which it lists the names of the two companies that provide payment processing services, because taxpayers often opt to use the first listed payment processing provider more frequently than the second payment processing provider. We recognize revenues for transaction-based services at the time the services are performed.
Our software and systems integration segment primarily integrates our proprietary software products and licensed third-party software products into our clients’ business operations. During fiscal year 2004, we shifted our systems integration strategy from custom-developed solutions toward implementation and modification of packaged software—a strategy that we believe could increase profitability with a lower risk than building systems based on functional requirements. We recognize these revenues on a time and material basis, percentage-of-completion basis or at the time delivery is made, depending upon the terms of the contract and the requirements of associated accounting standards.

RECENT EVENTS
Subsequent to September 30, 2005, the following events occurred related to our previously announced restatement of financial statements for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005, as well as the resulting delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and our quarterly reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. For additional information regarding this restatement, see Amendment 3 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, which was filed on October 25, 2006.
Fiscal 2005 Filing Delay Announced. While preparing our financial statements for the fiscal year ended September 30, 2005, senior management discovered a number of errors in our historical financial statements, including the accounting for: 1) accounts receivable, net relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that we delay the filing of our Annual Report on Form 10-K and restate our previously issued financial statements. On December 12, 2005, the Audit Committee of our Board of Directors agreed with senior management’s recommendations and concluded that our previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would likely be restated and, accordingly, should no longer be relied upon. On December 14, 2005, we announced that the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 would not be timely filed. Subsequently, we did not file timely reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. In December 2005, the Audit Committee also initiated an independent investigation of the qualitative and quantitative financial reporting issues giving rise to the restatement.
Stockholder Rights Plan. On January 10, 2006, our Board of Directors adopted a Stockholder Rights Plan, pursuant to which all of our shareholders received rights to purchase shares of a new series of preferred stock. This plan was designed to enable all of our shareholders to realize the full value of their investment in our company and to ensure that all of our shareholders receive fair and equal treatment in the event that an unsolicited attempt was made to acquire Tier. This plan is intended as a means to guard against abusive takeover tactics and was not adopted in response to any proposal to acquire Tier. We believe this plan would discourage efforts to acquire more than 10% of our common stock without first negotiating with the Board of Directors.
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
Delisting by Nasdaq. On May 23, 2006, we received a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel, informing us of the Panel’s determination to delist our securities, effective at the open of business on Thursday, May 25, 2006. In reaching its determination, the Panel cited: 1) concerns about the quality and timing of our communications with the Panel and the public regarding an independent investigation performed by the Audit Committee of our Board of Directors; and 2) our failure to file our Annual Report on Form 10-K for fiscal year 2005 or our Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2006. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist our common stock. We intend to apply for re-listing once we have filed all required reports with the Securities and Exchange Commission.
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
SEC Subpoena. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We intend to cooperate fully in this investigation.

RESULTS OF OPERATIONS
The following table provides an overview of changes in our results of operations for fiscal years 2005, 2004 and 2003:

				Variance
	Year ended September 30,			2005 vs. 2004		2004 vs. 2003
(in thousands, except percentages)	2005	2004	2003	$ Amount	%	$ Amount	%

Revenues	$150,601	$127,777	$115,577	$22,824	18%	$12,200	11%
Costs and expenses	150,222	128,675	124,681	21,547	17%	3,994	3%

Income (loss) before other income, incomes taxes and discontinued operations	379	(898)	(9,104)	1,277	*	8,206	90%
Other income	874	835	904	39	5%	(69)	(8)%

Income (loss) before income taxes and discontinued operations	1,253	(63)	(8,200)	1,316	*	8,137	99%
Provision (benefit) for income taxes	127	—	(2,764)	127	*	2,764	100%

Income (loss) from continuing operations	1,126	(63)	(5,436)	1,189	*	5,373	99%
Loss from discontinued operations, net of income taxes	—	(1,440)	(19,246)	1,440	*	17,806	93%

Net income (loss)	$1,126	$(1,503)	$(24,682)	$2,629	*	$23,179	94%

*Not meaningful
Revenues
Our revenues increased to $150.6 million in fiscal year 2005, a $22.8 million or 18% increase over fiscal year 2004. This increase primarily reflects $18.2 million of incremental revenues from EPOS, a subsidiary that we purchased in July 2004, $9.6 million of revenues generated by a new five-year child support contract and $10.5 million of revenues from additional federal, state and local tax collections. These increases were partially offset by a $14.6 million decline in revenues from contracts that were nearing completion in late fiscal 2004 and early fiscal 2005 with the remaining $0.9 million decline reflecting transactional rate and volume reduction. Our revenues increased $12.2 million or 11% during fiscal year 2004, primarily because of the recognition of $5.5 million of revenues from EPOS between July and September 2004, a $5.9 million increase in revenues earned by our EPP segment for increased state and local tax collections and the absence of a $3.4 million adjustment in fiscal year 2003 to reverse revenues that had been recognized, but which had not been billed associated with a contract that was cancelled by the client in fiscal year 2003. These year-over-year increases in fiscal year 2004 were partially offset by a $2.6 million decrease in revenues, resulting from a biennial decline in the volume of tax collections for the Internal Revenue Service, or IRS, which we believe was affected by the IRS’ biennial rotation of the order in which payment providers are listed in the IRS tax form instruction booklet.
The following table summarizes the performance of our revenues during fiscal years 2005, 2004 and 2003:

				Variance
	Year ended September 30,			2005 vs. 2004		2004 vs. 2003
(in thousands, except percentages)	2005	2004	2003	$ Amount	%	$ Amount	%

Revenues, by segment:
GBPO	$45,771	$45,205	$48,465	$566	1%	$(3,260)	(7)%
PSSI(1)	48,378	41,903	30,107	6,475	15%	11,796	39%
EPP	56,452	40,669	37,005	15,783	39%	3,664	10%

Total	$150,601	$127,777	$115,577	$22,824	18%	$12,200	11%

(1) Fiscal year 2005 excludes $5.1 million of revenues that are eliminated during the consolidation of our accounting results.
Government Business Processing Segment. Our GBPO segment provides government clients with child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services. Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically 3 to 5 years in duration and because of our clients’ past experience with our company, we may receive contract extensions or renewals.

During fiscal 2005, our GBPO segment generated $45.8 million of revenues, which represents a $0.6 million or 1% increase over the prior year’s performance. The increase is driven by $9.6 million of additional revenues, including $2.3 million of one-time installation revenues, generated by a five-year contract with the Michigan State Office of Child Support that we were awarded in January 2005 and $1.1 million in increased revenues due to higher transaction volume with the State of Kansas. This increase was offset by an $8.5 million reduction in revenues from four contracts that expired in 2005. The remaining $1.6 million decrease is attributable primarily to lower rates and transaction volume. The $3.3 million year-over-year decrease in revenues in fiscal year 2004 is attributable primarily to the absence of revenues from two contracts that expired in 2003 and early 2004.
Packaged Software and Systems Integration Segment—Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers and systems integration services. Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a 1 to 3 year contract term and may have subsequent maintenance and support phases. The revenues reported by our PSSI segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.
During fiscal 2005, our PSSI division produced $48.4 million of revenues, which represented $6.5 million or 15% of additional revenues during fiscal year 2005. Approximately $8.3 million of this increase was attributable to the recognition of a full year of revenues generated by our subsidiary EPOS, $1.1 million was attributable to our contract with the New Mexico Educational Retirement Board, $0.8 million of the increase was attributable to additional work with the State of Missouri and $0.9 million of the increase was attributable to additional work in our Unemployment Insurance Systems practice area. These increases were partially offset by the absence of $4.4 million of revenues from our contract with the State of Pennsylvania which is nearing completion. In fiscal year 2004, our PSSI segment reported a $11.8 million or 39% increase in revenues resulting primarily from $4.2 million of revenues produced by EPOS after its July 2004 acquisition, $3.5 million of increased revenues from two contracts that began late in fiscal year 2003 and $1.5 million of additional revenues for work performed under an existing contract for the State of Pennsylvania. In addition, the absence of a fiscal year 2003 write-down of unbilled revenues of $3.4 million associated with our former project with the California Public Employees’ Retirement System contributed to the fiscal year 2004 revenue increase. An additional $0.5 million increase in revenues is attributable to increases in transaction volume on several contracts. These increases in revenue are partially offset by a decrease of $1.3 million in revenues from our contract with the New Mexico Educational Retirement Board.
Electronic Payment Processing Segment—Our EPP segment provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients. The revenues reported by our EPP segment reflect the number of contracts with clients, as well as the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.
Our EPP segment generated $56.5 million of revenues, a $15.8 million or 39% revenue increase during fiscal year 2005. Approximately $4.9 million of this increase is attributable to a rise in the volume of payments processed under a contract with the EPP segment’s largest client and $5.6 million is attributable to a rise in the volume of taxes processed for other state and local jurisdictions. The remaining revenue increase in fiscal 2005 primarily reflects the inclusion of EPOS’ revenues for a full year. Our EPP segment reported a $3.7 million or 10% revenue increase during fiscal 2004 and increased consumer demand for electronic payment processing services offered by OPC resulted in a $4.5 million increase in revenues during fiscal year 2004, while partial year recognition of our newly acquired EPOS subsidiary in 2004 contributed $1.4 million additional revenue during fiscal year 2004. These increases were partially offset by a $2.2 million decrease in revenues, resulting from a decline in the transaction volume for payments processed by the EPP segment’s largest provider, which we believe was affected by the annual rotation in the sequence in which the payment processing providers are listed in this client’s tax form instruction booklet.

Costs and Expenses
The following table provides an overview of the operating costs and expenses we incurred during the fiscal years 2005, 2004 and 2003:

				Variance
	Year ended September 30,			2005 vs. 2004		2004 vs. 2003
(in thousands, except percentages)	2005	2004	2003	$ Amount	%	$ Amount	%

Costs and expenses:
Direct costs	$103,814	$84,399	$89,657	$19,415	23%	$(5,258)	(6)%
General and administrative	28,958	28,233	23,606	725	3%	4,627	20%
Selling and marketing	11,339	7,441	5,581	3,898	52%	1,860	33%
Depreciation and amortization	6,065	5,109	5,423	956	19%	(314)	(6)%
Restructuring charges	46	3,493	414	(3,447)	(99)%	3,079	*

Total costs and expenses	$150,222	$128,675	$124,681	$21,547	17%	$3,994	3%

*Not meaningful
Direct costs. Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll related costs; independent contractor/subcontractor costs; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients. During fiscal year 2005, the direct costs that we incurred to serve our clients rose to $103.8 million, a $19.4 million or 23% increase over fiscal year 2004. This increase reflects $5.5 million of additional labor and subcontractor costs needed for new projects, including our contract with the Michigan State Office of Child Support and $14.7 million of additional interchange fees resulting from the increased volume and level of transactions processed by our EPP segment. These increases were offset by a $0.8 million decrease in reimbursable expenses. During fiscal year 2004, our direct costs were $5.3 million or 6% lower than 2003, primarily because of the absence of costs incurred on our former CalPERS project, partially offset by increases in labor and other direct costs from the newly acquired EPOS subsidiary. Direct costs include depreciation and amortization directly associated with our projects of $2.7 million, $2.3 million and $2.2 million for fiscal years 2005, 2004 and 2003, respectively.
General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions, as well as OPC’s engineering, client service and customer service departments and information systems. Our general and administrative costs increased $0.7 million or 3% during fiscal year 2005. This increase reflects $2.0 million of additional consulting and accounting services, primarily attributable to compliance with the Sarbanes-Oxley Act of 2002, a $0.7 million increase in bonus expense, a $0.5 million increase in miscellaneous tax expense, a $0.4 million increase in other office expenses and a $0.2 million increase in legal expenses. These increases are offset primarily by the absence in fiscal 2005 of $2.3 million of expenses associated with the relocation of our headquarters during fiscal year 2004 as well as $0.9 million in decreased costs associated with legal costs attributable to the DOJ investigation.
During fiscal year 2004, general and administrative expenses increased $4.6 million or 20% over fiscal year 2003 results, because of the inclusion of $1.5 million of incremental costs related to our EPOS acquisition, $2.3 million of one-time office relocation costs and $0.7 million of legal and other costs related to legal proceedings that were concluded during the first and second quarters of fiscal 2004.
Selling and marketing. Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures. We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season. During fiscal year 2005, selling and marketing expenses increased $3.9 million or 52%, primarily because of $3.9 million of payroll and payroll-related expenses, which reflect the addition of sales staff from the EPOS acquisition, an increase in PSSI’s direct sales force and bonuses associated with the successful sales efforts that resulted in a significant new state project. The remaining increases primarily reflect other incremental selling and marketing costs associated with our EPOS acquisition. During fiscal year 2004, our selling and marketing expenses increased $1.9 million primarily because of the inclusion of $0.7 million of expenses related to EPOS and $0.5 million of additional advertising expenses incurred by OPC, as well as $0.4 million in travel related expenses. The remaining increases are related primarily to outside services and commissions.

Depreciation and amortization. Depreciation and amortization consist primarily of expenses associated with the depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization are included in direct costs. During fiscal year 2005, depreciation and amortization increased $1.0 million or 19% primarily as a result of depreciation and amortization associated with the EPOS acquisition. During fiscal year 2004, depreciation and amortization expense decreased by $0.3 million primarily as a result of assets that became fully depreciated during the first half of fiscal year 2004.
Restructuring. Restructuring and other charges includes costs that we incurred to restructure the organization, including office relocation and severance costs. The following table presents a breakdown of the costs included in restructuring charges:

				Variance
	Year ended September 30,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$ Amount	%	$ Amount	%

Restructuring charges:
Asset impairment charges	$—	$571	$91	$(571)	(100)%	$480	*
Severance costs from restructuring	31	1,846	280	(1,815)	(98)%	1,566	*
Office closure costs from restructuring	15	1,076	43	(1,061)	(99)%	1,033	*

Total	$46	$3,493	$414	$(3,447)	(99)%	$3,079	*

* Not meaningful
During the fiscal year ended September 30, 2005, we recorded $46,000 of severance and office relocation charges that we incurred when we moved our New Jersey Financial Institution Data Match Program, or FIDM, operations to our Michigan office—a change that was made to improve efficiency and reduce future FIDM operating costs. In fiscal year 2004, we incurred $3.5 million of restructuring charges that resulted from the Walnut Creek office closure and our corporate headquarter consolidation. In fiscal 2003 we incurred $0.4 million of restructuring costs associated with a strategic reorganization of our business units.
Other Income (Loss)
Equity in net loss of unconsolidated affiliate. Our results for fiscal year 2005 included the loss of $0.2 million, representing our 47.37% share of the loss of CPAS, which we purchased in October 2004.
Loss on sale of investments. During the fiscal year 2005, we sold two of our mutual fund investments at $0.5 million below cost.
Provision (benefit) for Income Taxes
The provision for income taxes was $0.1 million in fiscal year 2005 and zero in fiscal year 2004. In fiscal year 2003, we reported a $2.8 million tax benefit for our continuing operations. The fiscal year 2005 provision for income taxes represents state taxes owed by our subsidiaries. Our financials for fiscal 2005 and 2004 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance. Our effective tax rate was 10.1% and 33.7%, respectively, for fiscal years 2005 and 2003. These rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. The future tax rate may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, changes in our valuation allowance, the ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges. We will continue to monitor the effective tax rate.
In fiscal 2003, we recorded a $9.1 million increase in our valuation allowance, which reduced our net deferred tax assets to zero. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Reversals of this valuation allowance will reduce our recorded goodwill and future income tax expense.

Discontinued Operations
There were no discontinued operations during fiscal year 2005. However, during fiscal years 2004 and 2003, we incurred losses of $1.4 million and $19.2 million, respectively. Those losses represented the historical operating results of our U.S. Commercial Services and United Kingdom segments and asset impairment and restructuring charges incurred to discontinue these segments.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions. We maintained a $15.0 million revolving credit facility that was to expire on March 31, 2007, of which $15.0 million could be used for letters of credit and additional borrowing. The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At September 30, 2005, there was $1.3 million of standby letters of credit outstanding under this facility. The credit facility was collateralized by first priority liens and security interests in our assets. The credit facility contained certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. As of September 30, 2005, there were no outstanding borrowings under this facility. However, the delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. The agreement, which amends and restates the original agreement signed by Tier and the lender on January 29, 2003, made a number of significant changes, including the termination of the $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that we may obtain up to $15.0 million of a combination of debt and letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.
In April 2004, we issued a letter of credit in the amount of $935,000, which was used to guarantee the performance bond of CPAS Systems, Inc., or CPAS, required by a project contract that was completed August 2005. On October 1, 2004, we acquired 47.37% of the common stock of CPAS. In conjunction with this guarantee, we entered into an indemnification agreement with CPAS which pledges to hold harmless, indemnify and make us whole from and against any and all amounts actually claimed or withdrawn and other business related consideration. In accordance with FIN 45–Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recorded a liability for the fair value of $935,000 in accrued liabilities and an equal receivable in prepaid expenses and other current assets. As of September 16, 2005 we received notification that the letter of credit had been released. Subsequently, we reversed the accrued liability of $935,000 and the equal receivable in prepaid expenses and other current assets.
In addition to the letters of credit issued under the credit facility mentioned above, we had $3.2 million of letters that were collateralized by certain securities in our investment portfolio at September 30, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.
Net Cash from Continuing Operations—Operating Activities. During fiscal 2005, the operating activities of our continuing operations provided $13.1 million of cash, including $11.5 million from net income from continuing operations, adjusted for non-cash items. During fiscal 2005, $2.5 million was generated by an increase in deferred revenue, of which $1.3 million is attributable to a contract with the State of Pennsylvania. A year over year decrease of $2.1 million in prepaid expenses also contributed to the increase in cash provided by operating activities of continuing operations. These increases were offset primarily by $3.5 million of cash used to support higher accounts receivable levels from increased sales.

During fiscal 2004, the operating activities of our continuing operations provided $25.4 million of cash, including $8.6 million of cash from net income from continuing operations, adjusted for non-cash items. In addition, during fiscal 2004 $9.0 million of cash was generated by a reduction in accounts receivable caused by improved collection activities, while $9.4 million of operating cash was generated by an increase in income taxes payable and $1.9 million of cash was used to pay accounts payable and to reduce accrued liabilities.
During fiscal 2003, the operating activities of our continuing operations provided $1.0 million of cash, including $13.6 million from net income from continuing operations, adjusted for non-cash items. During fiscal 2003, $9.7 million was used to support higher accounts receivable levels from increased sales and $4.1 million of cash was used to pay income taxes payable.
Net Cash from Continuing Operations—Investing Activities. During fiscal 2005, our continuing operations used $13.5 million of cash for investing activities, including $10.0 million used to purchase equipment and software, primarily for our Michigan operations and $4.1 million used to purchase CPAS. During this period, the sales and maturities of our available-for-sale securities generated $72.7 million of cash and the maturities of restricted investments generated $3.3 million of cash, the proceeds of which were invested in additional securities.
During fiscal 2004, we used $8.6 million for investing activities, of which $15.6 million was used to purchase EPOS and $3.4 million was used to purchase equipment and software. During fiscal 2004, purchases and maturities of marketable securities generated $6.3 million of cash and the maturities of restricted investments generated $4.4 million of cash, the proceeds of which were invested in additional marketable securities.
During fiscal 2003, our continuing operations used $21.1 million of cash for investing activities. A total of $35.1 million of this cash was used to purchase marketable maturities and $15.1 million of cash was generated by the sales and maturities of available-for-sale securities. In addition, we used $1.6 million of cash in fiscal 2003 to purchased equipment and software for our continuing operations.
Net Cash from Continuing Operations—Financing Activities. During fiscal 2005 and 2004, $0.2 million and $2.2 million, respectively, of cash was provided by the financing activities of our continuing operations. These increases represent $0.3 million and $2.4 million, respectively, of proceeds from issuance of our common stock partially offset by $0.1 million and $0.1 million, respectively, of cash used in both years for capital lease obligations. During fiscal 2003, the financing activities of our continuing operations used $5.5 million of cash, including $6.7 million of cash used to repurchase our common stock under our stock repurchase program, partially offset by $1.6 million of proceeds from the issuance of our common stock. In addition, in fiscal 2003 $0.5 million was used for capital lease obligations.
We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities will be adequate to fund our operations for at least fiscal 2006. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including potential acquisitions; initiation of large child support payment processing contracts that typically require large cash outlays for capital expenditures and staff-up costs; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principle; our ability to draw on our bank facility and employee growth. To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The raising of additional capital may dilute our shareholders’ ownership in us.
Net Cash from Discontinued Operations. During fiscal year 2005, our discontinued operations used $0.4 million of cash all of which was used in operating activities. During fiscal year 2004, our discontinued operations provided $0.4 million, of which $1.9 million was generated by investing activities offset by $1.5 million used in operating activities. During fiscal year 2003, our discontinued operations used $1.0 million of cash, of which $18.9 million was used in operating activities offset by $17.8 million generated by investing activities. See Note 14 to the Consolidated Financial Statements for additional information regarding our discontinued operations.

Due to the current economic climate, the performance bond market has changed significantly, resulting in reduced availability of bonds, increased cash collateral requirements and increased premiums. Some of our government contracts require a performance bond and future requests for proposal may also require a performance bond. Our inability to obtain performance bonds, increased costs to obtain such bonds or a requirement to pledge significant cash collateral in order to obtain such bonds would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant policies, the following are the most noteworthy because they are based upon estimates and assumptions that require complex subjective judgments by management, which can have a material effect on our reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operations. Actual results could differ materially from management’s estimates.
Revenue Recognition. Certain judgments affect the application of our revenue policy. We derive revenues primarily from transaction and payment processing, systems design and integration and maintenance and support services. We recognize revenues in accordance with accounting principles generally accepted in the United States, which, in some cases, requires us to estimate costs and project status. The primary methods that we use to recognize revenues are described below:
•	Transaction-based contracts—revenues are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed;

•	Fixed-price contracts—revenues are recognized either on a percentage-of-completion basis or when our customers accept the services we provide;

•	Time and materials contracts—revenues are recognized when we perform services and incur expenses;

•	Delivery-based contracts—revenues are recognized when we have delivered and the customer has accepted the product or service;

•	Software maintenance contracts—revenues are on a straight-line basis over the contract term, which is typically one year; and

•	Software licenses—revenues are recognized for perpetual software licenses upon delivery when the fees are fixed and determinable, collection is probable and specific objective evidence exists to determine the value of any undeliverable elements of the arrangement. Revenues for software licenses with a fixed term are recognized on a straight-line period over the term of the license period.
Any given contract may contain one or more elements with attributes of more than one of the contract types described above. In those cases, we account for each element separately, using the applicable accounting standards. In addition, we also establish an allowance for credit card reversals and charge-backs as part of our revenue recognition practices. For all our segments, the amount and timing of our revenue is difficult to predict. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Collectibility of Receivables. Accounts receivable includes funds that are due to us to compensate us for the services we provide to our customers. In addition, under certain contracts by our GBPO we are obligated to fund any payments that we misapply and checks that we receive for insufficient funds. We record the amounts that we fund for misapplied payments and insufficient funds checks as receivables until the amounts can be collected. We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balance. Each quarter we adjust this allowance based upon management’s review and assessment of each category of receivable. Factors that we consider to establish this adjustment include the age of receivables, past payment history and the demographics of the associated debtors. Our allowance for uncollectible accounts is based both on the performance of specific debtors and upon general categories of debtors.
Goodwill and Other Intangible Assets. We review goodwill and purchased intangible assets with indefinite lives for impairment annually at the reporting unit level (operating segment) and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
Investments. We review our investments quarterly to identify other-than-temporary impairments in accordance with SFAS 115—Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No 59—Accounting for Noncurrent Marketable Equity Securities. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology and operational and financing cash flow, and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse affect on the fair value and amount of the impairment as necessary.
Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5—Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.
Income Taxes. SFAS 109—Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.
Discontinued Operations. During the year ended September 30, 2003, we adopted SFAS 144—Accounting for the Impairment and Disposal of Long Lived Assets, or SFAS 144, which broadened the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity. SFAS 144 also changed the timing of presentation from the point of commitment, as was required under APB 30, to the point of actual disposal of the operations. We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations should no longer be classified as continuing operations.

RECENT ACCOUNTING STANDARDS
SFAS 123R—Share-Based Payment. In December 2004, FASB issued SFAS 123 (Revised 2004)—Share-Based Payment, or SFAS 123R. This statement supersedes Accounting Principles Board Opinion 25—Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments based on fair value, which was originally introduced, but not required, in the original version of SFAS 123. Subsequently, on March 29, 2005, the staff of the Securities and Exchange Commission issued SAB 107—Share-Based Payment, or SAB 107, which provides publicly traded companies with additional guidance on implementing SFAS 123R. SFAS 123R is effective for public companies as of the beginning of their next fiscal year. We will adopt this statement effective October 1, 2005. Note 2 to our Consolidated Financial Statements provides an estimate of the impact that the implementation of SFAS 123R will have on our financial position and results of operations.
SFAS 151—Inventory Costs. In November 2004, FASB issued Statement of Financial Accounting Standard No. 151—Inventory Costs, or SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.
SFAS 153—Exchanges of Nonmonetary Assets. In December 2004, FASB issued Statement of Financial Accounting Standard No. 153—Exchanges of Nonmonetary Assets, or SFAS 153, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 does not have a material impact on our financial statements.
SFAS 154—Accounting Changes and Error Corrections. In May 2005, FASB issued Statement of Financial Accounting Standard No. 154—Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for and reporting of a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate. SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.
SFAS 157—Fair Value Measurements. In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.
FIN 47—Accounting for Conditional Asset Retirement Obligations. In March 2005, FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations, or FIN 47 was issued. FIN 47 provides interpretive guidance on the term “conditional asset retirement obligation,” which is used in SFAS 143—

Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, but earlier adoption is encouraged. Thus, we are required to adopt this interpretation no later than September 30, 2006. We expect to implement FIN 47 beginning in the quarter ending September 30, 2006. We do not believe that the adoption of FIN 47 will have a material impact on our financial position or results of operations.
FIN 48—Accounting for Uncertainty in Income Taxes. In July 2006, FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to implement FIN 48 beginning on October 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.
FSP 46R-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). In April 2006, FASB Staff Position FIN 46(R)-6—Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), or FSP 46R-6 was issued. This standard addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46—Consolidation of Variable Interest Entities. Specifically, FSP 46(R)-6 prescribes the following two-step process for determining variability: 1) analyze the nature of the risks in the entity being acquired; and 2) determine the purpose for which the entity was created and the variability the entity is designed to create and pass along to its interest holders. Enterprises are required to apply this FSP prospectively effective on the first day of the reporting period beginning after June 15, 2006. We will apply this FSP to any future ventures beginning on July 1, 2006.
FSP 115-1 and 124-1—Impairment of Investments. In November 2005, FASB Staff Position 115-1 and 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1 and 124-1) was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. We expect to implement FSP 115-1 and 124-2 beginning with the quarter ending December 31, 2005. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.
SAB 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. This standard provides guidance on the approach that companies must follow when evaluating whether misstatement is material enough to require a restatement of previously issued financial statements. Specifically, SAB 108 requires companies to apply two approaches when evaluating the materiality of earlier misstatements of previously issued financial statements. First, SAB 108 requires companies to evaluate materiality using a “roll-over approach” in which companies quantify a misstatement based on the amount of the error originating in the current year income statement, ignoring the effect of correcting the portion of the current-year balance sheet misstatement that originated in prior years. Second, SAB 108 also requires companies to evaluate materiality using an “iron curtain approach” in which companies quantify a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. If the misstatement to the current year is material using either the roll-over or the iron curtain approach, then a company is required to restate its financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We intend to adopt this standard beginning on October 1, 2006.

Off-Balance Sheet Arrangement and Contractual Obligations
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers and one non-executive officer. These agreements provide such persons with indemnification, to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on behalf of Tier, subject to certain limitations.
Employment Agreements
During fiscal 2005, four executives had employment agreements with us which entitled them to severance payments ranging from 1.5 to 2 years of base salary if they are terminated without cause or if certain event occurred as a result of a change of control of the Company. At September 30, 2005, we could pay as much as $2.3 million under these agreements if these events occurred. See Note 15—Subsequent Events to our Consolidated Financial Statements for subsequent information regarding the cancellation of one of these agreements and additional agreements that we entered into after September 30, 2005.
Contractual Obligations
We have contractual obligations to make future payments on lease agreements, none of which have remaining terms that extend beyond five years. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time. The most significant purchase obligation is for contracts with our subcontractors. The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2005:

				Due after
		Due in	Due after	3 years
		1 year	1 year through	through
(in thousands)	Total	or less	3 years	5 years
| | | |
Capital leases (equipment)	$149	$93	$54	$2

Operating lease obligations:
Facilities leases	11,863	3,414	7,613	836
Equipment leases	215	80	131	4

Purchase obligations(1)
Subcontractor	952	952	—	—
Purchase order	115	115	—	—

Total contractual obligations	$13,294	$4,654	$7,798	$842

(1)	Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at September 30, 2005, the fair value of the portfolio would decline by about $0.5 million.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston, Virginia
We have audited the consolidated balance sheet of Tier Technologies, Inc. and subsidiaries as of September 30, 2005 and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule of Tier Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated October 23, 2006 expressed an opinion that management’s assessment that Tier Technologies, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, our report expressed an opinion that Tier Technologies, Inc. had not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey & Pullen, LLP

Alexandria, Virginia October 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston, Virginia
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2005, was not effective based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tier Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
The Company did not maintain an effective control environment under the criteria established under the COSO framework—specifically, the Company did not set an effective tone for promoting ethical behavior and did not maintain controls adequate to prevent or detect instances of intentional override or intervention of its controls by certain former members of senior management. This lack of an effective control environment resulted in certain transactions not being properly accounted for in the Company’s consolidated financial statements and contributed to the need to restate certain of the Company’s previously issued financial statements. The combination of these matters resulted in the following additional material weaknesses.
The Company did not maintain effective accounting and disclosure controls over one of its payment processing centers. The Company did not reconcile three accounts in its general ledger (cash, accounts receivable, and accounts payable) with information maintained at one of its payment processing centers. This deficiency was limited to three accounts at a single payment processing center.
The Company did not maintain effective internal control over the processes used to estimate and record the allowance for uncollectible accounts receivable. At certain payment processing centers, the Company must fund insufficiently funded checks that are received from non-custodial parents, as well as payments that are made inadvertently to the incorrect party. As such, the Company recognizes a receivable that represents the amount that it could recoup from the applicable party. The judgmental process used to establish the allowance for uncollectible accounts receivable for these specific types of accounts had been overridden by management in a manner that resulted in material misstatements of the financial statements.

The Company did not maintain effective internal control over the recognition of revenue for fixed-price contracts that are accounted for using the percentage-of-completion method. The Company did not reflect all appropriate forecast or actual costs in the calculations used as the basis for recognizing revenues, including the separate accounting for each portion of the contracts that had separate vendor-specific objective evidence of fair value.
The Company did not maintain effective internal control over related-party notes receivable. The Company did not have adequate controls to ensure that the principal and interest on related-party notes, which were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002, were calculated and recorded correctly. In addition, the Company did not have the technical accounting expertise to ensure that the notes and interest thereon were categorized correctly in its consolidated financial statements.
The Company did not maintain effective controls over its accounting for accrued liabilities. The Company did not review and adjust accrued liability accounts on a timely basis. In addition, the Company’s then-current management overrode a control to accrue for sales commissions that were probable of payout.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2005 financial statements, and this report does not affect our report dated October 23, 2006 on those financial statements.
In our opinion, management’s assessment that Tier Technologies, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tier Technologies, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey & Pullen, LLP

Alexandria, Virginia October 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tier Technologies, Inc. and its subsidiaries (the “Company”) at September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

San Jose, California
December 27, 2004, except for the restatement described in Note 1 to the consolidated financials statements (not presented herein), as to which the date is October 23, 2006.

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$27,843	$28,495
Investments in marketable securities	36,493	37,212
Accounts receivable, net	19,449	17,086
Unbilled receivables	3,094	4,101
Prepaid expenses and other current assets	3,680	4,337

Total current assets	90,559	91,231

Property, equipment and software, net	13,501	7,213
Long-term accounts receivable	1,560	—
Goodwill	37,567	37,527
Other intangible assets, net	26,147	30,771
Restricted investments	3,335	3,329
Investment in unconsolidated affiliate	3,590	—
Other assets	483	1,909

Total assets	$176,742	$171,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,902	$2,624
Income taxes payable	7,113	7,007
Accrued compensation liabilities	5,139	4,820
Accrued subcontractor expense	3,226	2,457
Other accrued liabilities	7,738	7,433
Deferred income	7,795	5,269
Other current liabilities	98	901

Total current liabilities	33,011	30,511

Other liabilities	2,192	1,775

Total liabilities	35,203	32,286

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital—Shares authorized: 44,260 and 43,480; shares issued: 20,374 and 20,324; and shares outstanding: 19,490 and 19,440	182,066	181,479
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(3,998)	(4,113)
Accumulated other comprehensive loss	(111)	(128)
Accumulated deficit	(27,734)	(28,860)

Total shareholders’ equity	141,539	139,694

Total liabilities and shareholders’ equity	$176,742	$171,980

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2005	2004	2003

Revenues	$150,601	$127,777	$115,577

Costs and expenses:
Direct costs	103,814	84,399	89,657
General and administrative	28,958	28,233	23,606
Selling and marketing	11,339	7,441	5,581
Depreciation and amortization	6,065	5,109	5,423
Restructuring charges	46	3,493	414

Total costs and expenses	150,222	128,675	124,681

Income (loss) before other income, income taxes and loss from discontinued operations	379	(898)	(9,104)

Other income (loss):
Interest income, net	1,543	835	904
Loss on sale of investments	(501)	—	—
Equity in net loss of unconsolidated affiliate	(168)	—	—

Total other income	874	835	904

Income (loss) from continuing operations before income taxes	1,253	(63)	(8,200)
Income tax provision (benefit)	127	—	(2,764)

Income (loss) from continuing operations	1,126	(63)	(5,436)

Loss from discontinued operations, net of income taxes	—	(1,440)	(19,246)

Net income (loss)	$1,126	$(1,503)	$(24,682)

Earnings (loss) per share—Basic:
From continuing operations	$0.06	$—	$(0.29)
From discontinued operations	$—	$(0.08)	$(1.02)

Earnings (loss) per share—Basic	$0.06	$(0.08)	$(1.31)

Earnings (loss) per share—Diluted:
From continuing operations	$0.06	$—	$(0.29)
From discontinued operations	$—	$(0.08)	$(1.02)

Earnings (loss) per share—Diluted	$0.06	$(0.08)	$(1.31)

Weighted-average shares used in computing:
Basic earnings (loss) per share	19,470	18,987	18,782
Diluted earnings (loss) per share	19,593	18,987	18,782
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock
	Class A		Class B		$0.01 par value			Treasury stock			Accumulated other		Total
							Paid in			Notes receivable	comprehensive (loss)	Accumulated	shareholders'
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	Amount	from shareholders	income	deficit	equity

Balance at September 30, 2002	880	$930	18,444	$170,861	—	$—	$202	(316)	$(2,019)	$(3,733)	$(126)	$(2,675)	$163,440
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,682)	(24,682)
Exercise of stock options	—	—	182	1,218	—	—	—	—	—	—	—	—	1,218
Issuance of Class B common stock	—	—	36	417	—	—	—	—	—	—	—	—	417
Repurchase of Class B common stock	—	—	—	—	—	—	—	(568)	(6,665)	—	—	—	(6,665)
Notes and interest receivable from related parties	—	—	—	—	—	—	201	—	—	(175)	—	—	26
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)

Balance at September 30, 2003	880	930	18,662	172,496	—	—	403	(884)	(8,684)	(3,908)	(221)	(27,357)	133,659
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,503)	(1,503)
Exercise of stock options	—	—	350	2,196	—	—	—	—	—	—	—	—	2,196
Issuance of Class B common stock	—	—	30	199	—	—	—	—	—	—	—	—	199
Conversion of Class A common stock into Class B common stock	(880)	(930)	880	930	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	402	4,447	—	—	—	—	—	—	—	—	4,447
Stock option revision charge	—	—	—	552	—	—	—	—	—	—	—	—	552
Notes and interest receivable from related parties	—	—	—	—	—	—	256	—	—	(205)	—	—	51
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	269	—	269

Balance at September 30, 2004	—	—	20,324	180,820	—	—	659	(884)	(8,684)	(4,113)	(128)	(28,860)	139,694
Net income	—	—	—	—	—	—	—	—	—	—	—	1,126	1,126
Exercise of stock options	—	—	9	54	1	—	6	—	—	—	—	—	60
Issuance of Class B common stock	—	—	33	242	—	—	—	—	—	—	—	—	242
Issuance of Class B common stock in business combinations	—	—	7	79	—	—	—	—	—	—	—	—	79
Conversion of Class B common stock to $0.01 par value common stock	—	—	(20,373)	(181,195)	20,373	204	180,991	—	—	—	—	—	—
Notes and interest receivable from related parties	—	—	—	—	—	—	206	—	—	115	—	—	321
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	89	—	89
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(72)	—	(72)

Balance at September 30, 2005	—	$—	—	$—	20,374	$204	$181,862	(884)	$(8,684)	$(3,998)	$(111)	$(27,734)	$141,539

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended September 30,
(in thousands)	2005	2004	2003

Net income (loss)	$1,126	$(1,503)	$(24,682)

Other comprehensive income (loss), net of taxes:
Investments in marketable securities:
Unrealized gain (loss)	19	(176)	(66)
Less impact of realized losses (transferred out of AOCI and included in net income (loss))	70	—	—

Net change from available-for sale securities	89	(176)	(66)
Foreign currency translation (loss) gain	(72)	269	(29)

Other comprehensive income	17	93	(95)

Comprehensive income (loss)	$1,143	$(1,410)	$(24,777)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,126	$(1,503)	$(24,682)
Less: Loss from discontinued operations, net	—	(1,440)	(19,246)

Income (loss) from continuing operations, net	1,126	(63)	(5,436)
Non-cash items included in net income (loss) from continuing operations:
Depreciation and amortization	8,992	7,139	7,631
Write-down of unbilled receivables	—	—	12,936
Goodwill and other assets impairment charge	662	571	91
Stock options revision charge	—	552	—
Provision for doubtful accounts	602	388	703
Deferred income taxes	—	25	(2,325)
Equity in net loss of unconsolidated affiliate	168	—	—
Interest on, and losses from forgiveness of, notes from related parties	(90)	2	(8)
Net effect of changes in assets and liabilities:
Accounts receivable	(3,518)	9,015	(9,713)
Prepaid expenses and other assets	2,083	(485)	658
Accounts payable and accrued liabilities	441	(1,926)	466
Income taxes payable	106	9,382	(4,131)
Deferred income	2,526	780	139

Cash provided by operating activities from continuing operations	13,098	25,380	1,011
Cash used in operating activities from discontinued operations	(386)	(1,531)	(18,874)

Net cash provided by (used in) operating activities	12,712	23,849	(17,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(75,702)	(26,639)	(35,103)
Sales of marketable securities	34,293	—	5,989
Maturities of marketable securities	38,376	32,931	9,144
Restricted investments	3,328	4,403	223
Business combinations, net of cash acquired	(4,135)	(15,639)	294
Repayments on notes and accrued interest from related parties	411	—	15
Purchase of equipment and software	(10,027)	(3,429)	(1,655)
Other investing activities	(64)	(241)	(34)

Cash used in investing activities from continuing operations	(13,520)	(8,614)	(21,127)
Cash provided by investing activities from discontinued operations	—	1,913	17,841

Net cash used in investing activities	(13,520)	(6,701)	(3,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank line of credit	—	2,200	—
Repayments under bank line of credit	—	(2,200)	—
Repurchase of treasury stock	—	—	(6,665)
Net proceeds from issuance of Class B common stock	302	2,395	1,635
Capital lease obligations and other financing arrangements	(86)	(149)	(482)

Net cash provided by (used in) financing activities from continuing operations	216	2,246	(5,512)
Effect of exchange rate changes on cash from continuing operations	(60)	—	(59)
Effect of exchange rate changes on cash from discontinued operations	—	230	—

Net (decrease) increase in cash and cash equivalents	(652)	19,624	(26,720)
Cash and cash equivalents at beginning of period	28,495	8,871	35,591

Cash and cash equivalents at end of period	$27,843	$28,495	$8,871

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended September 30,
(in thousands)	2005	2004	2003

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23	$99	$55
Income taxes paid (refunded), net	$34	$(9,573)	$2,988
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired under capital lease obligations and other financing arrangements	$40	$—	$68
Conversion of Class A common stock to Class B common stock	$—	$930	$—
Class B common stock issued in business combination and acquisition	$79	$4,447	$—
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—ORGANIZATIONAL OVERVIEW
Tier Technologies, Inc. (“Tier” or the “Company”), provides transaction processing services and software and systems integration services to federal, state, and local governments and other public sector clients. We provide our services through three segments:
•	Government Business Process Outsourcing, or GBPO—focuses on child support payment processing, child support financial institution data match services, health and human services consulting, call center operations, electronic funds disbursement and other related systems integration services;

•	Packaged Software and Systems Integration, or PSSI—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers and systems integration services for the State of Missouri; and

•	Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients.
Our two principal subsidiaries, which are accounted for as part of our EPP and PSSI segments, include:
•	Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems for electronic payment options to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•	EPOS Corporation, or EPOS—provides interactive communications and transaction processing technologies to federal, state and municipal government agencies, educational institutions and other public sector clients.
In October, 2004, we purchased 47.37% of the outstanding common stock of CPAS Systems, Inc., or CPAS, a global supplier of pension administration software systems. We account for this investment using the equity method of accounting.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. These financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X, under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. The results of operations for the periods reported herein may not be indicative of future results.
Principles of Consolidation. The financial statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. We account for our 47.37% investment in CPAS, Inc. (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. We purchased CPAS on October 1, 2004 for $3.6 million. At September 30, 2005, our Consolidated Balance Sheets reflects a $3.6 million investment in unconsolidated affiliate, which represents our $0.9 million equity in the underlying assets of CPAS and $2.7 million of goodwill.
Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. Management believes that near-term changes could reasonably impact the following estimates: project costs and percentage of completion; effective tax rates, deferred taxes and associated valuation allowances; collectibility of receivables; and valuation of goodwill, intangibles and investments. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currencies. We use the local foreign currency as the functional currency to translate our investment in CPAS and our remaining discontinued subsidiaries. The assets and liabilities of the subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date, revenues and expenses are translated using the average exchange rate for the period and gains and losses from this translation process are included in Other comprehensive income in the shareholders’ equity section of our Consolidated Balance Sheets.
Cash and Cash Equivalents. Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations, state governments, municipalities and the U.S. government.
In the course of operating a payment processing center for a client, we may maintain one or more bank accounts to deposit and disburse funds for the client. The cash balance of the accounts and the related liability of the same amount are netted in the accompanying Consolidated Balance Sheets, since we have the right to offset such amounts. At September 30, 2005 and 2004, we had offset $0.3 million and $0.7 million of cash against these payables.
Revenue Recognition and Credit Risk. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We assess collectibility based upon our clients’ financial condition and prior payment history, as well as our performance under the contract. When we enter into certain arrangements where we are obligated to deliver multiple products and/or services, we account for each unit of the contract separately when each unit provides value to the customer on a standalone basis and there is objective evidence of the fair value of the standalone unit.
Typically, our payment processing and call center operations earn revenues based upon a specific fee per transaction or percentage of the dollar amount processed. We recognize these revenues in the month that the service is provided.
We use the percentage-of-completion method to recognize revenues for software licenses and related services for projects that require significant modification or customization that is essential to the functionality of the software. We record a provision in those instances in which we believe a contract will probably generate a net loss and we can reasonably estimate this loss. If we cannot reasonably estimate the loss, we limit the amount of revenue that we recognize to the costs we have incurred, until we can estimate the total loss. Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.
For the sale of software that does not require significant modification, we recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant implementation or integration obligations exist, the fee is fixed or determinable and collectibility is probable. If we do not believe it is probable that we will collect a fee, we do not recognize the associated revenue until we collect the cash.
For software license arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenues to each component of the arrangement using the residual value method of accounting based on the fair value of the undelivered elements, which is specific to our company. Fair value for the maintenance and support obligations for software licenses is based upon the specific renewal rates.
Our license agreements do not offer return rights or price protection; therefore, we do not have provisions for sales returns on these types of agreements. We do, however, offer routine, short-term warranties that our proprietary software will operate free of material defects and in conformity with written documentation. Under these agreements, if we have an active maintenance agreement, we record a liability for our estimated future warranty claims, based on historical experience. If there is no maintenance contract, the warranty is considered implied maintenance and we defer revenues consistent with other maintenance and support obligations.
When we provide ongoing maintenance and support services, the associated revenue is deferred and recognized on a straight-line basis over the life of the related contract—typically one year. Generally, we recognize the revenues earned for non-essential training and consulting support when the services are performed.
Allowance for Doubtful Accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. In addition, our OPC subsidiary records a sales return allowance, calculated monthly at 0.5% of gross revenues on the applicable contracts, to establish a reserve for the reversal of convenience fees. Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal. Additions to the provision for the bad debts are included in Direct costs on our Consolidated Statements of Operations, while the provision for sales return allowance is included in Revenues. At September 30, 2005 and 2004, the balance of our allowance for doubtful accounts was $2.6 million and $2.9 million, respectively.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments. The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes receivable and long-term debt approximate fair value as the interest rates are charged at market rates.
Investments in Marketable Securities. Investments in marketable securities are comprised of available-for-sale securities. Restricted investments pledged in connection with performance bonds and real estate operating leases are reported as Restricted investments on the Consolidated Balance Sheets. Unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents. Other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities. Our investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in Loss on sale and impairment of investments. Interest earned is included in interest income.
Advertising Expense. We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place. During fiscal years 2005 and 2004, we incurred $0.9 million and $1.0 million, respectively, of net advertising expenses.
Property, Equipment and Software. Property, equipment and software are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.
We expense the cost of software that we expect to sell, lease or market as research and development costs, prior to the time that technical feasibility is established. Once technical feasibility is established, we capitalize software development costs until the date that the software is available for sale. Similarly, we expense the costs incurred for software that we expect to use internally until the preliminary project stage has been completed. Subsequently, we capitalize direct service and material costs, as well as direct payroll and payroll-related costs and interest costs incurred during development. We amortize capitalized software costs over the estimated remaining life of the software.
Goodwill. Goodwill is tested for impairment on an annual basis each fiscal year during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value based approach. No impairment of goodwill has been identified for any of the periods presented.
Intangible Assets. We amortize intangible assets with finite lives using the straight-line method over their estimated period of benefit ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets has been identified for any of the periods presented.
Earnings (Loss) Per Share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Stock-Based Compensation. We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25—Accounting for Stock Issued to Employees, or APB 25, and provides the disclosure required in Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148—Accounting for Stock-Based Compensation- Transition and Disclosure—An Amendment of FASB Statement No. 123.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Year ended September 30,
(in thousands, except per share data)	2005	2004	2003

Net income (loss) as reported	$1,126	$(1,503)	$(24,682)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	552	—
Less: Total stock-based compensation expense, determined under fair value-based method for all awards, net of taxes	2,527	2,440	3,530

Net loss, pro forma	$(1,401)	$(3,391)	$(28,212)

Earnings (loss) per basic and diluted share:
As reported	$0.06	$(0.08)	$(1.31)
Pro forma	$(0.07)	$(0.18)	$(1.50)
     The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected volatility	38.7%-62.8%	47.0%-70.8%	59.0%-71.9%
Risk-free interest rate	3.63%-4.18%	2.46%-4.88%	1.66%-3.55%
Expected life of the option	0.7 to 5 years	1 to 7 years	1.5 to 6 years
In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 123 (Revised 2004)—Share Based Payment, or SFAS 123R. This statement supersedes APB 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public and non public companies to expense employee share-based payments based on fair value, which was originally introduced, but not required in the original version of SFAS 123. Subsequently on March 29, 2005, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulleting 107—Share-Based Payment, or SAB 107, which provided publicly traded companies with additional guidance on implementing SFAS 123R. We will adopt SFAS 123R effective October 1, 2005. Therefore, SFAS 123R had no affect on our fiscal year 2005 financial results. We believe that the results reflected in the above table are reasonably representative of the probable impact of the implementation of SFAS 123R on our future operating results.
Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, or SFAS 109, which requires the use of the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Comprehensive Income (Loss). Our comprehensive income is comprised of net income (loss), foreign currency cumulative translation adjustments and unrealized gains (losses) on marketable investment securities, net of related taxes.
Guarantees. We record guarantees at the fair value of the guarantee at its inception when a guarantor is required to make payments to the guaranteed party upon failure of the third party to perform under the obligations of the contract.
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS 123R—Share-Based Payment. In December 2004, FASB issued SFAS 123 (Revised 2004)—Share-Based Payment, or SFAS 123R. This statement supersedes Accounting Principles Board Opinion 25—Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on fair value, which was originally introduced, but not required, in the original version of SFAS 123. Subsequently, on March 29, 2005, the staff of the Securities and Exchange Commission issued SAB 107—Share-Based Payment, or SAB 107, which provides publicly traded companies with additional guidance on implementing SFAS 123R. SFAS 123R is effective for public companies as of the beginning of their next fiscal year. We will adopt this statement effective October 1, 2005.
SFAS 151—Inventory Costs. In November 2004, FASB issued Statement of Financial Accounting Standard No. 151—Inventory Costs, or SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.
SFAS 153—Exchanges of Nonmonetary Assets. In December 2004, FASB issued Statement of Financial Accounting Standard No. 153—Exchanges of Nonmonetary Assets, or SFAS 153, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 does not have a material impact on our financial statements.
SFAS 154—Accounting Changes and Error Corrections. In May 2005, FASB issued Statement of Financial Accounting Standards No. 154—Accounting Changes and Error Corrections, or SFAS 154. This statement changes the requirements for the accounting and reporting of a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimates.
SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transaction provisions. For such change in accounting principles, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. We will adopt this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.
SFAS 157—Fair Value Measurements. In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.
FIN 47—Accounting for Conditional Asset Retirement Obligations. In March 2005, FASB Interpretation No. 47—Accounting for Conditional Retirement Obligations, or FIN 47 was issued. FIN 47 provides interpretive guidance on the term “conditional asset retirement obligation” which is used in SFAS 143—Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset. We do not believe that the adoption of FIN 47 will have a material impact on our financial position or results of operations. We expect to implement FIN 47 beginning in the quarter ending September 30, 2006.
FIN 48—Accounting for Uncertainty in Income Taxes. In July 2006, FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, or FIN 48 was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to implement FIN 48 beginning on October 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.
FSP 46R-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). In April 2006, FASB Staff Position FIN 46(R)-6—Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), or FSP 46R-6 was issued. This standard addresses how a reporting enterprise should determine the variability to be considered

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in applying FASB Interpretation No. 46—Consolidation of Variable Interest Entities. Specifically, FSP 46(R)-6 prescribes the following two-step process for determining variability: 1) analyze the nature of the risks in the entity being acquired; and 2) determine the purpose for which the entity was created and the variability the entity is designed to create and pass along to its interest holders. Enterprises are required to apply this FSP prospectively effective on the first day of the reporting period beginning after June 15, 2006. We will apply this FSP to any future ventures beginning on July 1, 2006.
FSP 115-1 and 124-1—Impairment of Investments. In November 2005, FASB Staff Position 115-1 and 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1 and 124-1, was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. We expect to implement FSP 115-1 and 124-2 beginning with the quarter ending December 31, 2005. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.
SAB 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, SAB 108. SAB 108 provides guidance on the approach that companies must follow when evaluating whether misstatement is material enough to require a restatement of previously issued financial statements. Specifically, SAB 108 requires companies to apply two approaches when evaluating the materiality of earlier misstatements of previously issued financial statements. First, SAB 108 requires companies to evaluate materiality using a “roll-over approach” in which companies quantify a misstatement based on the amount of the error originating in the current year income statement, ignoring the effect of correcting the portion of the current-year balance sheet misstatement that originated in prior years. Second, SAB 108 also requires companies to evaluate materiality using an “iron curtain approach” in which companies quantify a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. If the misstatement to the current year is material using either the roll-over or the iron curtain approach, then a company is required to restate its financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We intend to adopt this standard beginning on October 1, 2006.
NOTE 3—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year ended September 30,
(in thousands, except per share data)	2005	2004	2003

Numerator:
Net income (loss) from:
Continuing operations, net of income taxes	$1,126	$(63)	$(5,436)
Discontinued operations, net of income taxes	—	(1,440)	(19,246)

Net income (loss)	$1,126	$(1,503)	$(24,682)

Denominator:
Weighted-average common shares outstanding	19,470	18,987	18,782
Effects of dilutive common stock options	123	—	—

Adjusted weighted-average shares	19,593	18,987	18,782

Earnings (loss) per share—Basic
From continuing operations	$0.06	$—	$(0.29)
From discontinued operations	$—	$(0.08)	$(1.02)

Earnings (loss) per share—Basic	$0.06	$(0.08)	$(1.31)

Earnings (loss) per share—Diluted
From continuing operations	$0.06	$—	$(0.29)
From discontinued operations	$—	$(0.08)	$(1.02)

Earnings (loss) per share—Diluted	$0.06	$(0.08)	$(1.31)

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2005, options to purchase 913,237 shares of our common stock were granted. The following options were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands, except per share amounts)	2005	2004	2003

Weighted-average options excluded from computation of diluted earnings (loss) per share	1,893	1,233	1,516
Range of exercise prices per share:
High	$20.70	$20.70	$20.70
Low	$8.53	$9.97	$12.04
In addition, 335,000 and 458,000 shares, respectively, of common stock equivalents were excluded from the calculations of diluted loss per share at September 30, 2004 and 2003, since their effect would have been anti-dilutive.
NOTE 4—CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. During fiscal years 2005, 2004 and 2003, revenue from one customer, in which the revenues are reported in our EPP segment, totaled $20.5 million, $15.7 million and $17.8 million, respectively, which represented 13.6%, 12.3% and 15.4%, respectively, of total revenues.
As described in more detail below, we have several large accounts receivable and unbilled receivable balances. A dispute, early contract termination or other collection issue with one of these key customers could have a material adverse impact on our financial condition and results of operations.
Accounts receivable, net. Accounts receivable, net, represents the short-term portion of receivables from our customers and other parties, retainers which we expected to receive within one year, less an allowance for accounts that we estimated would become uncollectible. Our accounts receivable are comprised of the following three categories:
•	Customer receivables—receivables from our clients;

•	Mispost receivables—receivables from individuals to whom our payment processing centers made incorrect payments; and

•	Not Sufficient Funds, or NSF, receivables—receivables from individuals who paid their child support payment with a check that had insufficient funds.
We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheet. As shown in the following table, at September 30, 2005 and 2004, the balance of our Accounts receivable, net was $19.4 million and $17.1 million, respectively.

	Year ended September 30,
(in thousands)	2005	2004

Accounts receivable from:
Customers	$18,017	$15,156
Recipients of misposted payments	1,843	2,730
Payers of NSF child support	743	828

Total accounts receivable	20,603	18,714

Allowance for uncollectible accounts receivable:
Customer	(632)	(679)
Mispost	(1,375)	(1,895)
NSF	(632)	(357)

Total accounts receivable allowance	(2,639)	(2,931)
Short-term retainers receivable from customers	3,045	1,303
Long-term accounts receivable	(1,560)	—

Accounts receivable, net	$19,449	$17,086

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2005, one customer accounted for 18.8% of total customer accounts receivable and at September 30, 2004, another customer accounted for 10.5% of total customer accounts receivable. In addition, at September 30, 2005, we also had $1.6 million of receivables from one customer that we expected to receive over one to three years, which we classified as Long-term accounts receivable on our Consolidated Balance Sheets.
Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At September 30, 2005 and 2004, Accounts receivable, net included $3.0 million and $1.3 million, respectively, of retainers that we expected to receive in one year. In addition, there were $0.3 million and $1.2 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.
Unbilled Receivables. Unbilled receivables represent revenues that we have earned for the work that has been performed to-date that cannot be billed under the terms of the respective contract until we have completed specific project milestones or the customer has accepted our work. At September 30, 2005 and 2004, unbilled receivables, which are all expected to become billable in one year, were $3.1 million and $4.1 million, respectively. At September 30, 2005, two customers accounted for 55.5% and 32.5% of total unbilled receivables and at September 30, 2004, two customers accounted for 43.8% and 24.4% of unbilled receivables.
NOTE 5—INVESTMENTS
Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $3.3 million at both September 30, 2005 and September 30, 2004, were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end August 2007. These investments are reported as Restricted investments on the Consolidated Balance Sheets.
In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents. We exclude from cash equivalents certain investments such as mutual funds and auction rate securities. Securities, such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities. Except for our investment in CPAS and our restricted investments, all of our investments are categorized as available-for-sale under SFAS 115. As such, our securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.
The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	September 30, 2005			September 30, 2004
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
(in thousands)	cost	loss	fair value	cost	loss	fair value

Cash equivalents:
Money market	$11,272	$—	$11,272	$15,465	$—	$15,465
Municipal bonds/notes	—	—	—	5,199	(4)	5,195

Total investments included in cash and cash equivalents	11,272	—	11,272	20,664	(4)	20,660

Investments in marketable securities:
Debt securities
U.S. government sponsored enterprise obligations	1,629	(7)	1,622	7,899	(40)	7,859
Other (Primarily state and local bonds/notes)	30,888	(13)	30,875	20,618	(30)	20,588
Mutual funds	—	—	—	5,235	(70)	5,165
Commercial paper	2,996	—	2,996	—	—	—
Equity securities	1,000	—	1,000	3,600	—	3,600

Total marketable securities	36,513	(20)	36,493	37,352	(140)	37,212

Restricted investments:
U.S. government sponsored enterprise obligations	3,370	(35)	3,335	3,307	—	3,307
Certificate of deposit	—	—	—	22	—	22

Total restricted investments	3,370	(35)	3,335	3,329	—	3,329

Total investments	$51,155	$(55)	$51,100	$61,345	$(144)	$61,201

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The contractual maturities of available-for-sale debt securities at September 30, 2005 are:

(in thousands)	Fair value

Within one year	$5,647
Greater than ten years	26,850

Total	$32,497

We evaluate certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that we consider when evaluating for other-than-temporary impairment include: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer, interest rates, credit risk, the value of any underlying portfolios or investments and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We do not adjust the recorded book value for declines in fair value that we believe are temporary, if we have the intent and ability to hold the associated investments for the foreseeable future and we have not made the decision to dispose of the securities as of the reported date.
If we determine impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment. At September 30, 2005, we do not believe that any of our investments are other-than-temporarily impaired. During fiscal 2005, we sold an investment in two mutual funds, which resulted in a $0.5 million realized loss. This loss is included on Loss on sale of investments on the Consolidated Statements of Operations.
NOTE 6—PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2005	2004

Software	$15,857	$14,558
Computer equipment	9,658	8,757
Furniture and equipment	7,023	3,642
Land and building	2,452	2,452
Leasehold improvements	2,234	1,007

Total property, equipment and software, gross	37,224	30,416
Less: Accumulated depreciation and amortization	(23,723)	(23,203)

Total property, equipment and software, net	$13,501	$7,213

We depreciate fixed assets on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated remaining life of the leasehold or the remaining term of the lease. Total depreciation and amortization expense for property, equipment and software for fiscal years 2005, 2004 and 2003 was $4.1 million, $3.7 million and $4.3 million, respectively. Of the total expense, amortization related to software for fiscal years 2005, 2004 and 2003 was approximately $1.8 million, $2.4 million and $2.8 million, respectively. Of the total depreciation and amortization expense, approximately $2.7 million, $2.3 million and $2.2 million was included in direct costs during fiscal years 2005, 2004 and 2003, respectively.
At September 30, 2005 and 2004, the cost of assets acquired under capital leases was approximately $0.9 million and $1.0 million, respectively, and the related accumulated depreciation and amortization was $0.8 million and $0.9 million, respectively.
NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for fiscal years 2005 and 2004 are as follows for each of our operating segments:

	Operating segment
(in thousands)	GBPO	PSSI	EPP	Total

Balance at September 30, 2003	$5,284	$9,721	$14,323	$29,328
Acquisition of EPOS	—	8,199	—	8,199

Balance at September 30, 2004	5,284	17,920	14,323	37,527
Post acquisition adjustment—EPOS	—	40	—	40

Balance at September 30, 2005	$5,284	$17,960	$14,323	$37,567

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In fiscal year 2004,our PSSI segment recorded $8.2 million in goodwill associated with the acquisition of EPOS Corporation. During fiscal year 2005, our PSSI segment recorded $40,000 of adjustments associated with the EPOS acquisition.
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal years 2005 or 2004. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.
Other intangible assets, net, consisted of the following at September 30, 2005 and 2004:

		September 30, 2005			September 30, 2004
	Amortization		Accumulated			Accumulated
(in thousands)	period	Gross	amortization	Net	Gross	amortization	Net

Client relationships	10 years	$28,749	$(8,301)	$20,448	$28,640	$(5,429)	$23,211
Technology & research and development	3-10 years	5,029	(1,870)	3,159	4,920	(812)	4,108
Trademarks	7-10 years	3,214	(1,019)	2,195	3,214	(697)	2,517
Backlog and acquired contracts	1 years	—	—	—	1,175	(738)	437
Non-compete agreements	2-3 years	615	(270)	345	560	(62)	498

Other intangible assets, net		$37,607	$(11,460)	$26,147	$38,509	$(7,738)	$30,771

Amortization expense of other intangible assets was $4.9 million, $3.7 million and $3.3 million for fiscal years ended September 30, 2005, 2004 and 2003, respectively.
Estimated amortization expense for other intangible assets on our September 30, 2005 balance sheet for the next five years is as follows:

Future
(in thousands)	expense

Years ending September 30, 2006	$4,267
2007	4,184
2008	4,053
2009	3,775
2010	3,204
Thereafter	6,664

Total future amortization expense	$26,147

ACQUISITIONS
Effective June 1, 2004, we purchased all of the outstanding stock of EPOS Corporation, or EPOS, an Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies. The $20.1 million purchase price was comprised of approximately $15.6 million in cash and 402,422 shares of Class B common stock valued at $4.5 million, based on the closing price of Class B common stock on June 1, 2004. The $15.6 million cash payment includes $7.5 million of payments to EPOS’ lenders and $0.8 million of estimated acquisition costs. The identifiable intangible assets comprised the following:

		Estimated
(in thousands)	Amount	useful life

Client relationships	$4,240	10 years
Technology	4,150	5 years
Backlog and acquired contracts	600	1 year
Non-compete agreement	560	3 years
Technology & research and development	30	7 years

Total	$9,580

We allocated $8.2 million of goodwill acquired as part of the EPOS acquisition to our PSSI segment. The value of the identifiable intangible assets is based on an independent appraisal. The full amount of goodwill is not deductible for income tax purposes.
Many requests for proposals issued in the child support payment processing and unemployment insurance practices require interactive voice response communication capabilities, such as those provided by EPOS. Additionally, EPOS has established electronic payment processing capabilities and clients in the secondary education and utilities vertical industries that broaden our overall capabilities and client base. We have established strategic, operational, business, financial, and valuation criteria that we use to evaluate potential acquisitions and believe that these criteria, including valuation, are in line with market conditions.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total purchase price paid was allocated to the assets acquired and liabilities assumed as follows:

Upon purchase at
(in thousands)	June 1, 2004

Accounts receivable	$1,514
Prepaid expenses and other current assets	989
Property, equipment and software	2,413
Other assets	37
Deferred income tax asset	25
Accounts payable and accrued expenses	(1,473)
Deferred revenue	(1,190)
Other long-term liability	(9)
Other acquired intangible assets	9,580
Goodwill	8,199

Total consideration	$20,085

The following unaudited pro forma summary presents consolidated information as if the acquisition of EPOS had occurred as of October 1, 2003. This pro forma summary is provided for information purposes only and is based on historical information after including the impact of certain adjustments such as increased estimated amortization expense due to the preliminary recording of intangible assets. These pro forma results do not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities:

Year ended
(in thousands, except per share data)	September 30, 2004

Net revenues	$143,405
Net loss	$(1,481)
Basic and diluted loss per share	$(0.08)
Shares used in computing basic and diluted loss per share	18,987
In April 2004, we purchased from PublicBuy.net LLC an e-procurement software solution and related assets designed to streamline the purchasing process for public procurement officials, for $1.3 million in cash, including $66,000 of estimated transaction costs. We allocated $75,000 of the purchase price to intangible assets (which we amortized over 12 months) and allocated $1.2 million to software. We license this software to third parties as part of our suite of financial management software offerings.
The accompanying consolidated financial statements include the results of operations of these acquired businesses and assets for periods subsequent to the respective acquisition dates.
NOTE 8—CONTINGENCIES AND COMMITMENTS
Legal Issues
From time to time during the normal course of business, we are a party to litigation and/or other claims. At September 30, 2005, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows. At September 30, 2005 and 2004, we had legal accruals of $1.0 million and $0.5 million based upon estimates of key legal matters. In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry. We have cooperated and will continue to cooperate with the investigation and, therefore, will continue to incur legal costs. In addition, we were notified of alleged copyright infringement of certain intellectual property. We established an accrual to cover legal and settlement fees in addition to license fees associated with that allegation.
Bank Lines of Credit
At September 30, 2005, we had a $15.0 million revolving credit facility that could be used for letters of credit. This credit facility, which was scheduled to mature on March 31, 2007, was collateralized by first priority liens and security interests in our assets. Interest was based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option and was payable monthly. In addition, we paid a fee of one-quarter of one percent of the average daily unused portion of this facility. At September 30, 2005, standby letters of credit totaling $1.3 million were outstanding under this facility.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between Tier and our lender. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. See Note 15—Subsequent Events for additional details.
Letters of Credit
In addition to the letters of credit issued under the credit facility, we had letters of credit totaling $3.2 million that were collateralized by certain securities in our long-term investment portfolio at September 30, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various lease requirements. These investments are reported as Restricted investments on our Consolidated Balance Sheets.
Credit Risk
We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash.
Operating and Capital Lease Obligations
We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2010. Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

	Operating	Capital
(in thousands)	leases	leases(1)	Total

Year ending September 30,
2006	$3,494	$93	$3,587
2007	3,089	20	3,109
2008	2,828	18	2,846
2009	1,827	16	1,843
2010	840	2	842

Total minimum lease payments	$12,078	$149	$12,227

(1)	The amounts due in fiscal year 2006 are included in other current liabilities.
Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. During the fiscal years ended September 30, 2005, 2004 and 2003, we recorded rent expense of $2.5 million, $2.7 million and $3.6 million, respectively.
Guarantees
In conjunction with its participation as a subcontractor in a three-year contract for pension-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. In September 2005, we recorded and carried a $0.2 million liability, which will be amortized over the remaining term of the contract. At the inception of the contract, the prime contractor compensated us for the $0.2 million valuation of the guarantee. Since we were fully compensated for the estimated future cash flows associated with the guarantee, no expenses were recorded in 2005 for this guarantee. We believe that the probability is remote that the guarantee provision of this contract would be invoked.
Performance Bonds
Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with the client. Fees for obtaining the bonds are expensed over the life of the bond and are included in direct costs. At September 30, 2005, we had $28.5 million of bonds posted with clients.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employment Agreements
In May 2005, the Board of Directors of Tier Technologies, appointed David E. Fountain as Senior Vice President, Chief Financial Officer and Treasurer. Under the terms of his offer letter, Mr. Fountain is entitled to 12 months severance in the event his employment is terminated without cause and 18 months severance in the event of a change of control. As of September 30, 2006, the maximum amount that could be paid to Mr. Fountain under this agreement would be $487,500.
NOTE 9—SHAREHOLDERS’ EQUITY
In fiscal year 2003, the remaining 880,000 shares of Class A common stock, authorized in 1997, were converted to 880,000 shares of Class B common stock. In July 2005, we changed our state of incorporation from California to Delaware, at which time, all shares of Class B common stock were converted to $0.01 par value common stock. Accordingly, at September 30, 2005, no shares of Class A or Class B common stock were authorized or outstanding. At September 30, 2005, a total of 44,259,762 shares of common stock were authorized.
Common Stock Repurchase Program
In October 1998, our Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of our management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. In April 2003, our Board increased the number of shares authorized for repurchase to two million shares. As of September 30, 2005, we repurchased 884,400 shares of common stock for $8.7 million. All stock purchased under the common stock repurchase program is reported as Treasury stock on the Consolidated Balance Sheets.
Equity Incentive Plan
In February 1997, we adopted the 1996 Equity Incentive Plan, or the 1996 Plan, under which the Board of Directors could issue incentive stock options for Class B stock. In June 2005, the 1996 Plan was replaced by the Amended and Restated 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, the Board of Directors may issue options, stock appreciation rights, restricted stock and other stock-based awards (each an “award”) to our employees, officers, directors, consultants and advisors. The Board, or a committee designated by the Board, has the authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2004 Plan. Awards may be made under the Plan for up to 1,000,000 shares of common stock, plus up to 3,486,788 shares of common stock subject to awards outstanding as of the date the 2004 Plan was approved, under our 1996 Plan that expired, been terminated, surrendered or canceled without having been fully exercised. Participants in the plan may be granted up to 300,000 shares in any given year. Under the plan, options are granted at no less than fair market value with a term of up to ten years. A total of 2,968,379 options for shares of common stock were outstanding at September 30, 2005.
A summary of employee stock options outstanding is as follows:

	Number of shares	Weighted average
	(in thousands)	exercise price

Options outstanding at September 30, 2002	2,541	$10.61
Options granted	664	$15.24
Options cancelled	(306)	$13.44
Options exercised	(182)	$6.70

Options outstanding at September 30, 2003	2,717	$11.68
Options granted	782	$8.29
Options cancelled	(702)	$12.95
Options exercised	(350)	$6.28

Options outstanding at September 30, 2004	2,447	$11.00
Options granted	913	$8.56
Options cancelled	(382)	$10.44
Options exercised	(10)	$5.72

Options outstanding at September 30, 2005	2,968	$10.34

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average fair value of options granted to employees under the Plan during the years ended September 30, 2005, 2004 and 2003 was $4.14, $5.24 and $8.79 per share, respectively. At September 30, 2005, 2004 and 2003, there were outstanding options to purchase 1.8 million, 1.5 million and 1.7 million shares of common stock exercisable at weighted average exercise prices of $10.93, $11.37 and $10.64, respectively. At September 30, 2005, options to purchase one million shares of common stock were available for grant. The weighted average remaining life of outstanding options under the Plans at September 30, 2005 was 6.43 years.
The following table summarizes information about stock options outstanding at September 30, 2005:

		Options outstanding			Options exercisable
		Number	Weighted average		Number
Range of exercise prices		outstanding	remaining	Weighted average	exercisable	Weighted average
Low	High	(in thousands)	contractual life	exercise price	(in thousands)	exercise price
$3.25	$6.50	327	4.12 years	$5.81	327	$5.81
$6.81	$7.78	226	5.11 years	$7.15	194	$7.18
$7.81	$7.81	455	8.17 years	$7.81	91	$7.81
$7.85	$8.53	359	7.94 years	$8.21	240	$8.39
$8.60	$8.60	345	9.08 years	$8.60	—	$—
$8.62	$10.43	300	5.69 years	$9.02	178	$8.99
$10.88	$14.82	301	5.45 years	$12.94	299	$12.95
$15.19	$16.90	395	5.02 years	$16.24	280	$16.01
$17.00	$19.56	250	5.94 years	$18.01	220	$18.04
$20.70	$20.70	10	6.26 years	$20.70	6	$20.70

$3.25	$20.70	2,968	6.43 years	$10.34	1,835	$10.93

Employee Stock Purchase Plan
In October 1997, we adopted the Employee Stock Purchase Plan, or ESPP, a non-compensatory plan that allowed eligible employees to purchase shares of our Class B common stock. Under the ESPP, employees purchased shares semi-annually at a price equal to 85% of the lesser of the fair market value on either the first day or last day of the applicable purchase period. During fiscal years September 30, 2005, 2004 and 2003, we issued 33,000, 30,000 and 36,000, shares under the ESPP for $0.2 million, $0.2 million and $0.4 million, respectively. We terminated the ESPP effective June 1, 2005 and no additional shares will be issued under this plan.
NOTE 10—RELATED PARTY TRANSACTIONS
Notes Receivable and Accrued Interest Receivable
At September 30, 2005 and 2004, we had $4.0 million and $4.1 million, respectively, of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer. These notes mature in 2007 and bear interest rates ranging from 6.54% to 7.18%. This individual pledged 387,490 shares of common stock, with a market value of $3.3 million at September 30, 2005, as well as his residence, as collateral for these notes. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of our common stock.
At September 30, 2004, we also had a $75,000 full-recourse note, bearing 6.13% interest outstanding from then-current Chairman of the Board and Chief Executive Officer. The note provided that it would either become due in September 2005 or it would be forgiven upon his relocation to the Boston, Massachusetts area before the due date. Subsequently, the Compensation Committee of the Board of Directors forgave the loan in fiscal 2005 because it concluded that the intention of the forgiveness provision had been met when our headquarters and the Chairman of the Board were located in the same metropolitan area. Until the note was forgiven, the Chairman of the Board and Chief Executive Officer made regularly scheduled interest payments on the outstanding balance.
The notes with both of these officers were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002. We have not entered into any notes with any directors or officers following the effective date of that act.
These notes and the associated accrued interest are reported as Notes receivable form related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in-capital in the shareholders’ equity section of our Consolidated Balance Sheets.
Other Related Party Transactions
In 2005 and 2004, one of our subsidiaries purchased $0.2 million and $0.6 million, respectively, of software licenses, maintenance and related services from Nuance Communications, Inc., or Nuance, a company affiliated with one of the members of our Board of Directors.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11—SEGMENT INFORMATION
We evaluate the performance of our GBPO, PSSI and EPP operating segments based on revenues and direct costs, while other operating costs are evaluated on a geographical basis. Accordingly, we do not include selling and marketing expense, general and administrative expense, depreciation and amortization expense not attributable to state child support payment processing centers, net interest income, other income (loss) and income tax expense in segment profitability. The following table presents financial information for the three reportable segments, including the elimination of the revenues and costs associated with the purchase and installation of a call center from one of our subsidiaries, which have been eliminated and are disclosed in the Eliminations column below:

(in thousands)	GBPO	PSSI	EPP*	Eliminations	Total

Year ended September 30, 2005:
Revenues	$45,771	$53,451	$56,452	$(5,073)	$150,601
Direct costs	$32,293	$33,271	$42,199	$(3,949)	$103,814

Year ended September 30, 2004:
Revenues	$45,205	$41,903	$40,669	$—	$127,777
Direct costs	$28,774	$27,538	$28,448	$(361)	$84,399

Year ended September 30, 2003
Revenues	$48,465	$30,107	$37,005	$—	$115,577
Direct costs	$29,939	$33,033	$26,685	$—	$89,657

*	During fiscal years 2005, 2004, and 2003, the revenues from one customer produced 36.4%, 38.5% and 48.2%, respectively, of the total revenues reported for the EPP segment.
Many of our assets are either corporate assets or are shared by multiple segments. As such, we do not separately account for total assets by business segment.
NOTE 12—INCOME TAXES
The components of deferred tax liabilities and assets are as follows:

	September 30,
(in thousands)	2005	2004

Deferred tax liabilities:
Intangibles	$3,685	$6,246
Internally developed software	1,190	552
Other deferred tax liabilities	597	267

Total deferred tax liabilities	5,472	7,065

Deferred tax assets:
Accrued expenses	2,808	2,930
Deferred income	4	41
Depreciation	842	233
Accounts receivable allowance	203	456
Investment in subsidiaries	101	—
Other deferred tax assets	596	—
Net operating loss carry forward	26,063	25,520
Foreign tax credit carry forward	608	584
Valuation allowance	(25,753)	(22,699)

Total deferred tax assets	$5,472	7,065

Net deferred tax assets (liabilities)	$—	$—

At September 30, 2005, we had $0.6 million of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax. Such foreign tax carryforwards will begin to expire in 2010. The benefit from the foreign tax carryforwards may be limited in certain circumstances. We believe sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.
At September, 30, 2005, we had $67.6 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018. At September 30, 2005, we had $62.9 million of state net operating loss carryforwards, which begin to expire in fiscal 2007. Of these amounts, $48.6 million of federal net operating loss carryforwards and $29.6 million of state net operating loss carryforwards were acquired in the acquisition of OPC. Our ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Sections 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2005, we established a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization. At September 30, 2005, a total of $20.1 million and $2.8 million of the valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill or increase common stock, respectively.
Our fiscal 2002 tax return includes a $22.5 million loss on disposal of Australian operations for which no tax benefit has been recorded. Any tax benefit recorded relating to this will be recorded in discontinued operations.
Significant components of the provision (benefit) for income taxes are as follows:

	Year ended September 30,
(in thousands)	2005	2004	2003

Current income tax provision (benefit):
Federal	$37	$—	$(2,496)
State	90	—	(268)
Foreign	—	—	—

Deferred income tax provision (benefit):
Federal	—	—	—
State	—	—	—

Total provision (benefit) for income taxes	$127	$—	$(2,764)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2005	2004	2003

U.S statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	12.6%	(111.0)%	3.9%
Tax exempt interest income	(4.6)%	307.8%	0.7%
Tax effect of foreign operations	11.8%	—	—
Meals and entertainment	7.5%	(145.6)%	(1.1)%
Valuation allowance	(59.3)%	(71.0)%	(3.7)%
Keyman life insurance	—	(11.1)%	(0.1)%
Other	8.1%	(3.1)%	—

Effective tax rate	10.1%	—	33.7%

NOTE 13—RESTRUCTURING
During fiscal year 2003, we renewed our focus on serving the government sector, while exiting unprofitable or marginal business operations. Goodwill and asset impairment charges were incurred during fiscal year 2004, of which $0.4 million was included in Restructuring charges and $0.8 million was included in Loss from discontinued operations in our Consolidated Statements of Operations.
During 2004, we incurred facility closure and severance costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia. During the fourth quarter of fiscal year 2005, we also moved our Financial Institution Data Match Program offices from New Jersey to Michigan. The severance and office closure costs associated with both of these relocations are shown as Restructuring charges in our Consolidated Statements of Operations. Finally, as a result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized with the involuntary termination of employees and the consolidation of facilities.
The following table summarizes restructuring charges we incurred during fiscal years 2005, 2004 and 2003:

	Year ended September 30,
(in thousands)	2005	2004	2003

Goodwill, intangible & intangible asset impairment	$—	$571	$91
Office closure (net of sublease income)	15	1,076	43
Severance	31	1,846	280

Total restructuring charges	$46	$3,493	$414

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes restructuring liabilities associated with continuing operations for fiscal years 2003 through 2005 (See Note 14—Discontinued Operations for additional restructuring liabilities associated with our discontinued operations):

		Facilities
(in thousands)	Severance	closures	Total

Balance at September 30, 2003	$1,133	$190	$1,323
Additions	986	1,357	2,343
Cash payments	(1,016)	(731)	(1,747)

Balance at September 30, 2004	1,103	816	1,919
Additions	18	—	18
Cash payments	(791)	(206)	(997)

Balance at September 30, 2005	$330	$610	$940

As shown in the preceding table, we had $0.9 million and $1.9 million of restructuring liabilities associated with our continuing operations at September 30, 2005 and 2004, respectively. At September 30, 2005 and 2004 a total of $0.4 million and $0.9 million, respectively, was included in Other liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheets. We expect to repay $0.5 million, $0.2 million and $0.2 million of these liabilities during fiscal years 2006, 2007 and 2008, respectively.
NOTE 14—DISCONTINUED OPERATIONS
In 2003, we restructured and abandoned our U.S. Commercial and United Kingdom segments. Accordingly, the financial position, results of operations and cash flows for these segments have been reported as discontinued operations for each period presented. The operating results of the discontinued operations were as follows:

	Years ended September 30,
(in thousands)	2004	2003

Revenue	$1,780	$11,185

Loss from discontinued operations:
Before income taxes	(1,440)	(19,784)
Less income taxes	—	(538)

Loss from discontinued operation, net of income taxes	$(1,440)	$(19,246)

There were no additional revenues or losses from discontinued operations during fiscal year 2005. At September 30, 2005 and 2004, we had net current liabilities from discontinued operations of $21,000 and $121,000, respectively, which is included in Other current liabilities on our Consolidated Balance Sheets.
NOTE 15—SUBSEQUENT EVENTS
Audit Committee Investigation and the Restatement of Historical Financial Statements
While preparing our financial statements for the fiscal year ended September 30, 2005, our senior financial management discovered a number of errors in our historical financial statements, including our accounting for: 1) net accounts receivable relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that we delay the filing of our Annual Report on Form 10-K and restate our previously issued financial statements. On December 12, 2005, the Audit Committee of the Board of Directors agreed with senior management’s recommendations and concluded that our previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would likely be restated and, accordingly, should no longer be relied upon. On December 14, 2005, the filing of our Annual Report on Form 10-K was not filed timely. Subsequently, we did not file timely reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.
Following our December 14, 2005 announcement, an independent investigation was undertaken by an independent counsel on behalf of the Audit Committee of the Board of Directors. The scope of the independent investigation included an examination of the qualitative and financial reporting issues giving rise to the restatement. On May 12, 2006, we announced the completion of this independent investigation, which found, among other things, earnings management at Tier, particularly during the close of fiscal 2004.
On January 10, 2006, our Board of Directors adopted a Stockholder Rights Plan, pursuant to which all of our shareholders received rights to purchase shares of a new series of preferred stock. This plan was designed to enable all of our shareholders to realize the full value of their investment in our company and to ensure that all

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of our shareholders receive fair and equal treatment in the event that an unsolicited attempt is made to acquire Tier. This plan is intended as a means to guard against abusive takeover tactics and was not adopted in response to any proposal to acquire Tier. We believe this plan would discourage efforts to acquire more than 10% of our common stock without first negotiating with the Board of Directors.
On May 23, 2006, we received a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel, informing us of the Panel’s determination to delist our common stock, effective at the open of business on May 25, 2006. In reaching its determination, the Panel cited: 1) concerns about the quality and timing of our communications with the Panel and the public regarding an independent investigation performed by the Audit Committee of our Board of Directors; and 2) the failure to file our Annual Report on Form 10-K for fiscal year 2005 or our Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2006. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However, on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist our common stock. We intend to apply for re-listing once we have filed all required reports with the Securities and Exchange Commission.
On May 31, 2006, we announced the resignation of James R. Weaver, our Chief Executive Officer, President and Chairman following a recommendation by the Audit Committee of our Board of Directors that his employment with us be terminated. Ronald L. Rossetti, a member of our Board of Directors and Audit Committee agreed to serve as our Chief Executive Officer and Chairman. Because he is no longer independent under SEC and Nasdaq rules, Mr. Rossetti has been replaced on the Audit Committee by Samuel Cabot III, an independent director on our Board of Directors.
On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We intend to cooperate fully in this investigation.
On October 25, 2006, we filed Amendment 3 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.
Related Party Agreements
CPAS. After September 30, 2005, we entered into a number of agreements with CPAS, which grants us the right to make certain CPAS pension administration software available over the internet to pension administrators. In January 2006 we also entered a $1.1 million contract for CPAS to act as a subcontractor on the installation and development of pension software to be used by one of our customers. We hold a 47.37% ownership interest in CPAS, which we account for under the equity basis.
James R. Weaver. Effective May 31, 2006, we entered into a Separation Agreement and Release, or the Separation Agreement, with James R. Weaver, who had served as our Chief Executive Officer, President and Chairman. Pursuant to the Separation Agreement, we agreed to pay to Mr. Weaver a total of $975,000 of severance, of which $700,000 was paid in a lump sum on June 8, 2006 and $275,000 is to be paid on November 30, 2006. We are also obligated to provide Mr. Weaver with 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also included a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event occurs within two years. Finally, the Separation Agreement accelerated and immediately vested all 330,000 of Mr. Weaver’s unvested options. The Separation Agreement provided that these options and Mr. Weaver’s 563,039 previously vested options would expire 30 days after termination. Under the terms of the Separation Agreement, all options expired as of June 30, 2006.
Employment Agreements
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

TIER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank Line of Credit
The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the loss for the quarter ended September 30, 2005 constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005.
To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with our lender on March 6, 2006. This agreement, which amends and restates the original agreement signed by Tier and our lender on January 29, 2003, made a number of significant changes including the termination a $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that we may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.
System Outage
Between October 2, 2006 and October 5, 2006, an outage occurred with one of the systems we use to serve one of our large customers. Because of this outage, we may incur penalties under the provisions of the related contract. We are not able to determine the amount of penalties, if any, that will be assessed; however, preliminarily we estimate that the penalties could range from zero to $0.8 million.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2005. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements contained herein. This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for any one quarter are not necessarily indicative of results for any future period. It should be noted that the results for the first three quarters of fiscal 2005 has been restated and that the results for the all quarters in fiscal 2004 were restated (See Amendment 3 to our Annual Report on Form 10-K/A filed on October 25, 2006, for additional information regarding this restatement). The following shows restated financial results by quarter for the last eight quarters, and, immediately following this table is an analysis of the impact of the restatement by quarter.

	2005 Fiscal Quarters				2004 Fiscal Quarters
		Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Fourth	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Consolidated Statement of Operations data:
Revenues	$34,114	$49,331	$35,396	$31,760	$31,218	$40,058	$29,793	$26,708
Costs and expenses:
Direct costs	23,499	35,505	22,888	21,922	18,323	28,702	19,406	17,968
General and administrative	8,568	7,209	6,639	6,542	9,687	6,557	6,032	5,957
Selling and marketing	2,821	3,161	2,689	2,668	2,250	2,103	1,756	1,332
Depreciation and amortization	1,447	1,502	1,568	1,548	1,579	1,204	1,151	1,175
Restructuring charges	46	—	—	—	(431)	1,847	5	2,072

(Loss) income from continuing operations	(2,267)	1,954	1,612	(920)	(190)	(355)	1,443	(1,796)
Total other (loss) income	692	(250)	232	200	194	224	215	202

(Loss) income from continuing operations, net of income taxes	(1,575)	1,704	1,844	(720)	4	(131)	1,658	(1,594)
(Benefit) provision for income taxes	(115)	203	39	—	—	—	—	—

(Loss) income from continuing operations, net of income taxes	(1,460)	1,501	1,805	(720)	4	(131)	1,658	(1,594)
(Loss) income from discontinued operations, net of income taxes	—	—	—	—	(22)	(17)	164	(1,565)

Total net (loss) income	$(1,460)	$1,501	$1,805	$(720)	$(18)	$(148)	$1,822	$(3,159)

Average shares issued and outstanding:
Basic	19,490	19,477	19,464	19,447	19,396	19,030	18,808	18,702
Diluted	19,490	19,578	19,539	19,447	19,396	19,030	19,217	18,702

Performance ratios:
Return on average assets	(0.83)%	0.85%	1.04%	(0.42)%	(0.01)%	(0.09)%	1.13%	(1.96)%
Return on average shareholders’ equity	(1.03)%	1.06%	1.29%	(0.52)%	(0.01)%	(0.11)%	1.37%	(2.38)%
Total ending equity to total ending assets	80.08%	80.98%	80.02%	80.52%	81.23%	80.41%	82.79%	81.65%
Total average equity to total average assets	80.53%	80.50%	80.26%	80.87%	80.82%	81.56%	82.22%	82.24%

Per common of common stock data:
Earnings:
Basic	$(0.07)	$0.08	$0.09	$(0.04)	$—	$(0.01)	$0.10	$(0.17)
Diluted	$(0.07)	$0.08	$0.09	$(0.04)	$—	$(0.01)	$0.10	$(0.17)
Book value	$7.26	$7.29	$7.21	$7.15	$7.13	$7.13	$6.96	$7.02

Average balance sheet data:
Total assets	$176,439	$176,037	$174,316	$172,337	$172,443	$167,224	$161,185	$161,101
Total liabilities	$34,352	$34,330	$34,403	$32,967	$33,076	$30,832	$28,657	$28,616
Total shareholders’ equity	$142,087	$141,707	$139,913	$139,370	$139,367	$136,392	$132,528	$132,485

Market price per share of common stock:
High	$9.67	$9.82	$9.73	$10.00	$10.10	$12.05	$11.69	$10.75
Low	$7.51	$6.85	$6.45	$7.98	$7.36	$8.55	$7.70	$6.83

The following table summarizes the impact of the previously described restatement for each of the eight quarters ended September 30, 2005:

	Three months ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
(In thousands, except per share data)	2005	2005	2005	2004	2004	2004	2004	2003

Consolidated Statement of Operations data:
Revenues	$—	$(318)	$119	$81	$183	$(675)	$134	$198

Costs and expenses:
Direct costs	—	(16)	(173)	39	165	590	7	—
General and administrative	—	(236)	(232)	(338)	456	(394)	(261)	473
Selling and marketing	—	—	(324)	89	225	100	—	(45)
Depreciation and amortization	—	(2)	(2)	(2)	—	44	44	44
Restructuring charges	—	—	—	—	—	—	—	—

(Loss) income from continuing operations	—	(64)	850	293	(663)	(1,015)	344	(274)
Total other (loss) income	—	(125)	(135)	(79)	(80)	(81)	(78)	(75)

(Loss) income from continuing operations before income taxes	—	(189)	715	214	(743)	(1,096)	266	(349)
Provision (benefit) for income taxes	—	31	19	—	—	(35)	(35)	(35)

(Loss) income from continuing operations, net of income taxes	—	(220)	696	214	(743)	(1,061)	301	(314)
(Loss) income from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—

Net (loss) income	$—	$(220)	$696	$214	$(743)	$(1,061)	$301	$(314)

Income (loss) from continuing operations, net of income taxes
Per basic share	$—	$(0.01)	$0.04	$0.01	$(0.04)	$(0.06)	$0.02	$(0.02)
Per diluted share	$—	$(0.01)	$0.04	$0.01	$(0.04)	$(0.06)	$0.02	$(0.02)

Income (loss) from discontinued operations, net of income taxes:
Per basic share	$—	$—	$—	$—	$—	$—	$—	$—
Per diluted share	$—	$—	$—	$—	$—	$—	$—	$—

Net income (loss):
Per basic share	$—	$(0.01)	$0.04	$0.01	$(0.04)	$(0.06)	$0.02	$(0.02)
Per diluted share	$—	$(0.01)	$0.04	$0.01	$(0.04)	$(0.06)	$0.02	$(0.02)

Shares used in computing:
Basic net income (loss) per share	—	19,477	19,464	19,447	19,396	19,030	18,808	18,702
Diluted net income (loss) per share	—	19,578	19,539	19,447	19,396	19,030	19,217	18,702

SCHEDULE II
Valuation and Qualifying Accounts

	Balance at			Balance at
	beginning of	Additions/		end of
(in thousands)	period	(reductions)	Write-offs	period

Year ended September 30, 2005:
Allowance for doubtful receivables	$679	$345	$(392)	$632
Allowance for NSF and mispost receivables	2,252	256	(501)	2,007
Deferred tax asset valuation allowance	22,699	3,055	—	25,754
Inventory allowance	75	—	—	75

Year ended September 30, 2004:
Allowance for doubtful accounts receivables	843	150	(314)	679
Allowance for NSF and mispost receivables	1,659	1,057	(464)	2,252
Deferred tax asset valuation allowance	23,787	(1,088)	—	22,699
Inventory allowance	—	75	—	75

Year ended September 30, 2003:
Allowance for doubtful accounts receivables	650	1,074	(881)	843
Allowance for NSF and mispost receivables	864	826	(31)	1,659
Deferred tax asset valuation allowance	14,363	9,424	—	23,787

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, which is defined in Rules 13a-15(f) of the Exchange Act of 1934 as a process designed by, or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, including policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principals generally accepted in the United States,

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on the financial statements.
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
A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Standard No. 2) or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission or COSO in Internal Control-Integrated Framework. Based on this assessment, management identified material weaknesses in internal control over financial reporting. These material weaknesses are described in more detail below. The issues identified by management ultimately led to a delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and were the root causes of the restatements of our historical financial statements. Because of these material weaknesses in internal control over financial reporting, management concluded that as of September 30, 2005, our internal control over financial reporting was not effective based upon the criteria set forth by COSO.
Our independent auditors, McGladrey & Pullen, LLP, an independent registered accounting firm, have issued an audit report on our internal control over financial reporting. This report is included on page 28. McGladrey’s audit report with respect to our Consolidated Financial Statements for the fiscal year ended September 30, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

Identification of Material Weaknesses and Reportable Conditions
Our current management, which requires disclosure of the conclusions of the principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our current principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During our evaluation of our disclosure controls and procedures, we considered the material weakness in internal controls over financial reporting identified by our former auditors, PricewaterhouseCoopers LLP, or PwC, and reported in the amended Annual Report on Form 10-K/A for fiscal year ended September 30, 2004 and filed on April 20, 2005 and the conclusion of our then-current management that our disclosure controls and procedures were not effective. Subsequent to the April 20, 2005 filing of the Annual Report on Form 10-K/A, both the then-current Chief Executive Officer and the Chief Financial Officer were terminated from Tier. Subsequently, on October 25, 2006, we filed Amendment No. 3 to the amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, which restated our financial statements for fiscal years 2004, 2003, and 2002 and identified additional material weaknesses in our internal control over financial reporting as of September 30, 2004.
During the preparation of the financial statements for fiscal year 2005, our financial management identified the following additional material weaknesses that existed at September 30, 2005.
•	We did not maintain an effective control environment under the criteria established under the COSO framework—Specifically, we did not set an effective tone for promoting ethical behavior and did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls by certain former members of senior management. This lack of an effective control environment resulted in certain transactions not being properly accounted for in our Consolidated Financial Statements and contributed to the need to restate certain of our previously issued financial statements. The combination of these matters resulted in the following additional material weaknesses.
°	We did not maintain effective accounting and disclosure controls over one of our payment processing centers—We did not reconcile three accounts in our general ledger (cash, accounts receivable, and accounts payable) with information maintained at one of our payment processing centers. This deficiency was limited to three accounts at a single payment processing center.

°	We did not maintain effective internal control over the processes used to estimate and record the allowance for uncollectible accounts receivable—At certain payment processing centers, we must fund insufficiently funded checks that we receive from noncustodial parents, as well as payments that we inadvertently make to the incorrect party. As such, we recognize a receivable that represents the amount that we could recoup from the applicable party. We determined that the judgmental process used to establish the allowance for uncollectible accounts receivable for these specific types of accounts had been overridden by management in a manner that resulted in material misstatements of our financial statements.

°	We did not maintain effective internal control over the recognition of revenue for fixed-price contracts that are accounted for using the percentage-of-completion method—We did not reflect all appropriate forecast or actual costs in the calculations used as the basis for recognizing revenues, including the separate accounting for each portion of the contracts that had separate vendor-specific objective evidence of fair value.

°	We did not maintain effective internal control over related-party notes—We did not have adequate controls to ensure that the principal and interest on related-party notes, which were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002, were calculated and recorded correctly. In addition, we did not have the technical accounting expertise to ensure that the notes and interest thereon were categorized correctly on our Consolidated Financial Statements.

°	We did not maintain effective controls over our accounting for accrued liabilities—We did not review and adjust our accrued liability accounts on a timely basis. In addition, our then-current management overrode a control to accrue for sales commissions that were probable of payout.

We believe that the material weaknesses described above led to the restatement of our financial statements for fiscal years 2002 through 2004, as well as the subsequent delay in filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our current Chief Executive Officer and our current Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. The changes described below occurred subsequent to the fourth quarter of fiscal 2005.
To address the material weaknesses in our internal control over financial reporting described above, we instituted a number of measures after September 30, 2005, that are expected to continue to improve the effectiveness of our internal controls, including the following:
•	The Board of Directors appointed a new Chairman and Chief Executive Officer during the third quarter of fiscal 2006 and appointed a new Chief Financial Officer and a new Controller during the third quarter of fiscal 2005. The Board believes that each of these individuals possesses strong technical accounting and management skills necessary to establish an appropriate internal control environment;

•	We established and communicated an atmosphere of zero-tolerance for improper behavior;

•	We established and documented processes to: (i) identify and determine the appropriate accounting for unusual, judgmental, and complex transactions; (ii) monitor new and evolving accounting standards; (iii) document all such reviews and analyses, as well as changes in accounting policy; and (iv) review significant accounting issues with the appropriate levels of management and the Audit Committee of the Board of Directors and the Disclosure Committee;

•	We increased the formality and rigor around the operation of key accounting and financial disclosure controls, including the:
°	documentation and testing of key financial accounting controls;

°	implementation of written procedures to ensure the timely completion of account reconciliations;

°	implementation of appropriate written policies and procedures over our accounting estimates and accrued liabilities;

°	implementation of written policies and procedures over the practices used to record notes receivable and related interest receivable;

°	implementation of written policies and procedures to calculate and review the revenues recognized using percentage of completion models;

°	implementation of written procedures to document management’s review and approval of transactions; and

°	implementation of appropriate written requirements for preparing and maintaining appropriate support for accounting transactions.
          Management believes that these efforts, which were all implemented after September 30, 2005, improved our internal control over financial reporting and effectively remediated the material weaknesses that existed at September 30, 2005.
          While our internal control over financial reporting has improved significantly as a result of the changes made during fiscal 2006, we have identified certain areas that we will continue to enhance, including the following:
•	we will automate certain controls that are currently performed manually;

•	we will complete our written documentation of all key financial procedures; and

•	we will consolidate and simplify our back office operations.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2005, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act 1934 or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, due to the material weaknesses in internal control over financial reporting discussed above. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers
The names, ages and positions of our executive officers at September 30, 2005, are listed in the following table, together with their business experience during the past five years. Unless otherwise specified, all officers served continuously since the date indicated. There is no family relationship among the officers.

Date elected
Name, age and position with the Registrant	or appointed

James R. Weaver, Age 48 Chairman of the Board, Chief Executive Officer and President(d)	January 2004
Chief Executive Officer, Chief Operating Officer and President	August 2003
Chief Operating Officer	November 2002
President and Chief Operating Officer	January 2002
President (US Operations)	August 2000

David E. Fountain, Age 45(a) Senior Vice President, Chief Financial Officer and Treasurer	May 2005

Michael A. Lawler, Age 42(b) Senior Vice President (Electronic Payment Processing)	June 2004

Todd F. Vucovich, Age 41 Senior Vice President (Packaged Software and Systems Integration)	November 2004
Vice President (Quality Assurance and Resource Management)	September 2000

Stephen V. Wade, Age 44 Senior Vice President (Strategy and Business Development)	October 2003
Vice President (Business Development and Sales)	June 1999

Deanne M. Tully, Age 47 Vice President, General Counsel and Corporate Secretary	July 2003
Vice President, General Counsel(c)	February 2001

(a)	Mr. Fountain served as Chief Financial Officer and Treasurer of National Processing Inc., a provider of payment processing services, from 1999 to October 2004.

(b)	Mr. Lawler served as EPOS Corporation President and Chairman from 1991 and became Senior Vice President at Tier upon the acquisition of EPOS.

(c)	Ms. Tully was Senior Counsel at Dillingham Construction Holdings, Inc. from 1996 to February 2001.

(d)	For additional information, see the subheading titled Recent Events in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15—Subsequent Events to our Consolidated Financial Statements.
Directors
As of October 17, 2006, our Board of Directors is comprised of six members shown in the following table. Each director will hold office until the next annual meeting of shareholders and until his successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Name	Age	Position held with company	Length of service

Charles W. Berger(1) (3)	52	Director	4 years
Samuel Cabot III(1) (2) (3)	65	Director	9 years
Morgan P. Guenther(3)	52	Director	6 years
Ronald L. Rossetti	63	Chief Executive Officer and Chairman of the Board, Director	10 years
T. Michael Scott(1) (2)	47	Director	2 years
Bruce R. Spector(2)	53	Director	1 year

(1)	Current member of the Compensation Committee

(2)	Current member of the Governance and Nominating Committee

(3)	Current member of the Audit Committee
Mr. Berger became President and Chief Executive Officer of DVDPlay, Inc., or DVDPlay, a manufacturer and operator of DVD rental kiosks in April 2006. He has been Chairman of DVDPlay since 2001. Mr. Berger served as President, Chief Executive Officer and Director of Nuance Communications, Inc., or Nuance, a publicly traded company that develops and markets speech recognition software, from March 2003 through September 2005. In September 2005, Nuance merged with Scansoft, Inc., at which time Mr. Berger became a director of the surviving company of the merger, Nuance. Since December 2004, Mr. Berger has been a director of SonicWALL, Inc., a publicly traded company that manufactures computer network security applications. He also served as the managing director of Volatilis, LLC, a private investment and aviation services firm since its founding in June 2001. From December 2001 to December 2002, Mr. Berger was President and Chief Executive Officer of Vicinity Corporation, a publicly traded company providing location-based marketing services.
Mr. Cabot served as President of Samuel Cabot, Inc., a manufacturer and marketer of premium quality exterior stains and architectural coatings from 1978 until January 2006, and as Chairman of its Board of Directors from February 2000 through January 2006.
Mr. Guenther has served as Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless game service company since May 2005. From February 2003 to April 2005, he served as a private consultant to technology companies. From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a publicly traded technology firm specializing in the delivery of digital video recording television services. From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo.
Mr. Rossetti has served as President of Riverside Capital Partners, Inc., a venture capital investment firm since February 1997. Since 1997, Mr. Rossetti has also been a general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings. Mr. Rossetti was appointed as our Chairman of the Board of Directors and Chief Executive Officer on May 31, 2006, concurrent with the resignation of James R. Weaver, who previously served in that role.
Mr. Scott has served as Vice Chairman and President of Cambridge Holdings, Inc., a developer, owner and manager of office buildings since 1992. He has been a partner in Cambridge Property Group, LP, a commercial real estate acquisition and management firm, since 1986 and its managing partner since 1987.
Mr. Spector has been Chairman of Pinnacle Care International, Inc., a provider of personal and comprehensive healthcare management services, since March 2002. In addition, he has also served as the Chairman of Benchmark Holdings, Inc., a private investment firm, since 1997.
Audit Committee
As of October 5, 2006, the Audit Committee was comprised of three independent directors: Messrs. Berger (Chairman), Guenther and Cabot. The Governance and Nominating Committee reviewed the Nasdaq listing standards definition of independence for audit committee members and the independence requirements for audit committee members promulgated by the SEC and determined that each member of the committee meets these standards. Each member of the Audit Committee can read and understand fundamental financial statements. No committee member participated in the preparation of our financial statements in the last three years. Our Board of Directors has determined that Mr. Berger is an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K.
Code of Ethics and Business Code of Conduct
In November 2003 the Board adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principle Financial Officer or Controller or persons performing similar functions. The Code of Ethics is posted on our website at www.Tier.com. In addition, in May 2004, we adopted a Business Code of Conduct for all of our employees and directors. The Business Code of Conduct can also be found on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than ten percent of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and holders of greater than ten percent of our outstanding equity securities are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2005, our officers, directors and greater than ten percent beneficial owners complied timely filed all reports required by Section 16(a).

ITEM 11—EXECUTIVE COMPENSATION
Compensation of Directors
We pay each continuing non-employee Board member a $15,000 annual retainer payable quarterly in arrears, and $1,000 for each Board meeting attended and $500 for each Committee meeting attended. In October 2004, the Board adopted a revision to the compensation plan that became effective June 30, 2005. Pursuant to this revision, the chair of the Audit Committee receives a $20,000 annual retainer payable quarterly in arrears and each member receives $1,000 for each Audit Committee meeting attended. In July 2005, the Board adopted a further revision to the compensation plan that was effective as of June 30, 2004. Pursuant to this further revision, the Board appointed a Lead Director who receives a $20,000 annual retainer payable in arrears. In addition, all Board members receive reimbursement for reasonable travel expenses incurred to attend Board and Committee meetings.
Upon their initial election and each subsequent re-election by the shareholders, each non-employee Board member is granted a fully vested option to purchase 20,000 shares of common stock under our Amended and Restated 2004 Stock Incentive Plan. Pursuant to their election at our 2005 Annual Meeting of Shareholders, Messrs. Berger, Cabot, Guenther, Rossetti, Scott and Spector were each granted a fully vested option to purchase 20,000 shares of common stock at an exercise price of $8.30 per share.
In August 2006, the Compensation Committee granted options to purchase 40,000 shares of our common stock to Messrs Berger, Cabot, Guenther, Scott and Spector at a price of $5.95 per share. The shares will vest over five years. In the event of a change of control, all unvested options will vest immediately.
In general, option grants to the non-employee directors are non-discretionary. The exercise price of options granted to the directors is the closing sale price of the common stock on the Nasdaq National Market, now the Nasdaq Global Market, on the trading day immediately preceding the annual meeting. Typically, options granted to non-employee directors are fully vested on the date of grant and have a ten-year term.
On July 28, 2005, the Governance and Nominating Committee designated Mr. Cabot as lead director of the Board. Among other things, the lead director assists the Board with preparing Board agendas and with planning Board meetings. The lead director receives an annual retainer of $20,000, payable quarterly in arrears.

Compensation of Executive Officers
The following table shows compensation during the fiscal years ended September 30, 2005, 2004, and 2003, which were awarded or paid to, or earned by, the individual who served as our Chief Executive Officer during the fiscal year ended September 30, 2005, our former Chief Financial Officer, and our three other most highly compensated executive officers during the fiscal year ended September 30, 2005, which we refer to as the “named executive officers”:

				Long-term
		Annual compensation		compensation
				Number of shares
		Salary	Bonus	underlying options	All other
Name and principal position	Fiscal year	($)	($)	granted	compensation ($)

James R. Weaver(1)	2005	$550,000	$—	184,723	$75,000	(4)
President and Chief Executive	2004	500,000	—	325,000	—
Officer, Chairman of the Board	2003	447,877	—	37,892	—

Michael A. Lawler(2)	2005	214,542	40,430	50,000	—
Senior Vice President,	2004	68,833	—	—	—
Electronic Payment Processing	2003	—	—	—	—

Deanne M. Tully	2005	212,535	—	10,000	—
Vice President, General	2004	202,962	90,000	10,000	23,667	(5)
Counsel, Corporate Secretary	2003	185,694	—	—	—

Todd F. Vucovich	2005	213,095	—	92,000	—
Senior Vice President, Packaged	2004	154,916	—	5,000	—
Software and Systems Integration	2003	150,054	—	—	—

Stephen V. Wade	2005	205,192	22,954	50,000	16,124	(6)
Senior Vice President, Strategy and	2004	181,725	—	50,000	119,050	(7)
Business Development	2003	123,450	—	—	68,322	(6)

Jeffrey A. McCandless(3)	2005	183,470	—	83,681	83,333
Senior Vice President, Chief	2004	253,257	—	75,000	5,383	(5)

Financial Officer	2003	49,230	—	—	—

(1)	Mr. Weaver was terminated effective May 31, 2006. Concurrently, Mr. Ronald Rossetti was appointed to serve as Chief Executive Officer and Chairman of the Board.

(2)	Mr. Lawler joined Tier with the acquisition of EPOS in June 2004.

(3)	Mr. McCandless’ employment with Tier was terminated effective May 2005.

(4)	Represents $75,000 loan forgiveness.

(5)	Represents relocation and other travel expenses.

(6)	Represents sales commissions earned.

(7)	Represents $72,108 of relocation expenses and $46,942 sales commission earned.

Stock Option Grants
The following options were granted to our named executive officers during the fiscal year ended September 30, 2005:

	Individual grants
	Number of shares	Percent of total			Grant date
	underlying options	options granted to	Exercise price	Expiration	present value
Name	granted (#)(1)	employees	($/sh)	date	($)(2)

James R. Weaver(3)	150,000	20.6%	$8.60	10/31/14	$722,520
James R. Weaver(3)	34,723	4.8%	8.82	10/25/14	171,535
Jeffrey A. McCandless(4)	25,000	3.4%	9.77	10/07/14	136,803
Jeffrey A. McCandless(4)	8,681	1.2%	8.82	10/25/14	42,885
Jeffrey A. McCandless(4)	50,000	6.9%	8.60	10/31/14	240,840
Michael A. Lawler	50,000	6.9%	8.60	10/31/14	240,840
Deanne M. Tully	10,000	1.4%	8.60	10/31/14	48,168
Todd F. Vucovich	10,000	1.4%	8.60	10/31/14	48,168
Todd F. Vucovich(5)	82,000	11.2%	8.75	10/01/05	104,197
Stephen V. Wade	50,000	6.9%	8.60	10/31/14	240,840

(1)	All options were issued under the 1996 Equity Incentive Plan. Under that plan, options vest at 20% over five years beginning with the first anniversary of award and expire in ten years, absent of termination due to cause, disability, retirement or death.

(2)	The grant date present value of the options is calculated using the Black-Scholes model with the following assumptions: risk-free interest rate - 3.630%; expected volatility — 62.81%; expected dividend yield — 0.00%; and expected option life — 5 years, for all options except the 82,000 shares issued to Mr. Vucovich which are: risk-free interest rate — 4.180%; expected volatility — 38.88%; expected dividend yield — 0.00%; and expected option life — 8 months.

(3)	All of Mr. Weaver’s options were cancelled on June 30, 2006, which was 30 days after his termination.

(4)	All of Mr. McCandless’ options were cancelled on June 16, 2005, which was 30 days after his termination.

(5)	The 82,000 options issued to Mr. Vucovich were dependent upon his relocation to Northern Virginia, by October 1, 2005. Mr. Vucovich did not relocate to Northern Virginia, thus, these options expired on October 1, 2005.
On August 24, 2006, the Compensation Committee also granted options to purchase 40,000 shares of our stock at an exercise price of $5.95 to each of the following named executive officers: Mr. Lawler, Ms. Tully and Mr. Wade. These options will vest over five years. In the event of the termination of the employment of the employee following a change of control of Tier, the options of that employee will vest immediately as to the number of shares that would be scheduled to vest over the following 18 months.
Aggregated Option Exercises
The following table shows the aggregate option exercises by the named executive officers for fiscal year ended September 30, 2005:

			Number of securities underlying		Value of unexercised in-the-money
	Shares acquired	Value	unexercised options at fiscal year end (#)		options at fiscal year end ($)(1)
Name	on exercise (#)	realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Weaver	—	—	453,039	440,000	$533,187	$163,800
Jeffrey A. McCandless	—	—	—	—	—	—
Michael A. Lawler	—	—	—	50,000	—	—
Deanne M. Tully	—	—	11,000	22,000	1,260	5,040
Todd F. Vucovich	—	—	9,001	96,000	12,969	2,520
Stephen V. Wade	—	—	15,000	90,000	12,953	25,200

(1)	The value of unexercised in-the-money options is calculated based on the fair market value of $0.01 par value common stock on September 30, 2005 of $8.44 per share. Amount reflected is based on such fair market value minus the aggregate exercise price and does not necessarily reflect that the optionee sold such stock.
Employment and Severance Agreements
In March 2006, we entered into Employment Security Agreements with Messrs. Steven Beckerman, Lawler, Wade and Vucovich. According to these agreements, each such individual shall receive a continuation of his salary for twelve months if his employment is terminated without cause or if he resigns for good reason within twelve months after a change of control in Tier.
In May 2004, we entered into an employment agreement with Mr. Lawler, Senior Vice President of Official Payments Corporation and EPOS Corporation, both wholly owned subsidiaries of Tier. Pursuant to the agreement, Mr. Lawler is entitled to an annual base salary of not less than $206,500 through June 1, 2007. If Mr. Lawler’s employment is terminated by us without cause or by Mr. Lawler for good reason (as defined in the agreement) prior to June 1, 2007, we must, among other things, (i) must continue paying Mr. Lawler’s base salary from his date of termination through June 1, 2007, and (ii) upon Mr. Lawler executing a waiver and release of all claims, must continue paying Mr. Lawler’s base salary from June 1, 2007 through December 1, 2007, and pay the premiums to maintain the healthcare insurance coverage Mr. Lawler had with us upon his termination through December 1, 2007. If Mr. Lawler’s employment with us is terminated by us without cause or by Mr. Lawler for good reason (as defined in the agreement) after June 1, 2007 and before December 1, 2007, we must continue paying Mr. Lawler’s base salary through December 1, 2007, and pay the premiums to maintain the healthcare insurance coverage Mr. Lawler had with us upon his termination through December 1, 2007, provided that Mr. Lawler executes a waiver and release of all claims.
In June 2003, we entered into an employment agreement with Mr. McCandless, our former Senior Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. McCandless received a base salary of $240,000 during his first six months of employment with us and a base salary of $250,000 thereafter. Under the agreement, Mr. McCandless was eligible to receive an annual incentive bonus of approximately 50% of his base salary based upon achievement of certain performance criteria. In accordance with the agreement, upon commencement of his employment with us, on October 3, 2003, Mr. McCandless received a stock option grant of 75,000 shares of common stock, at an exercise price of $9.10 per share, the fair market value on the date of grant, which options would vest over a period of five years from the grant date, and upon his one year anniversary with Tier, on October 8, 2004, he received an additional stock option grant of 25,000 shares of common stock at an exercise price of $9.77 per share, the fair market value on the date of grant, which options would vest over a period of five years from the grant date. Pursuant to the agreement, all of Mr. McCandless’ unvested options expired one month after his separation from Tier.
On March 9, 2005, we entered into a Separation and Release Agreement with Mr. McCandless. Pursuant to this agreement, Mr. McCandless remained as our Chief Financial Officer until we hired his replacement, and received $83,333 in severance. David E. Fountain replaced Mr. McCandless as our Senior Vice President and Chief Financial Officer effective May 9, 2005.
On July 30, 2003, we entered into an Executive Severance and Change of Control Agreement with Ms. Tully, our Vice President, General Counsel and Corporate Secretary. According to this agreement, if Ms. Tully is involuntarily terminated without cause or if there is a change of control of Tier, upon providing us with a waiver and release of claims, Ms. Tully shall receive a lump sum payment equal to 12 months of her base salary, and if Ms. Tully elects continued coverage under federal COBRA law, we shall pay the premiums of her group health insurance, including coverage for her eligible dependents who were enrolled in our health insurance immediately prior to her termination, for the lesser of 12 months from her termination or until she is covered by another group health plan. If Ms. Tully is involuntarily terminated without cause prior to a change of control or within 12 months of a change of control of Tier, and Ms. Tully elects continued coverage under federal COBRA law, we shall pay the premiums of her group health insurance, including coverage for her eligible dependents who were enrolled in our health insurance immediately prior to her termination, for the lesser of 12 months from her termination or until she is covered by another group health plan.
On July 1, 2004, we entered into an Employment Agreement with Ms. Tully. Pursuant to this agreement, Ms. Tully is entitled to receive, a base salary of not less than $210,000. In accordance with this agreement, if Ms. Tully’s employment is terminated due to a disability prior to July 1, 2007, she will receive her base salary and the benefit of our health insurance and other employee benefits plans for a period of 30 days following her termination. In addition, if she is terminated as a result of her death prior to July 1, 2007, her heirs and legal representatives shall receive her salary for a period of 30 days following her termination. If Ms. Tully is terminated without cause prior to July 1, 2007, upon furnishing us with a waiver and release of claims, she shall receive her base salary through July 1, 2007, paid either in a lump sum or through continued monthly payments, at our discretion, and, if Ms. Tully elects continued coverage under federal COBRA law, we shall pay the premiums of her group health insurance, including coverage for her eligible dependents who were enrolled in our health insurance immediately prior to her termination, for the lesser of 12 months from her termination or until she is covered by another group health plan. If there is a change of control of Tier prior to July 1, 2007, and Ms. Tully is not offered a substantially similar position with the surviving company, with similar salary and benefits (including severance and employment agreements) and which is within 40 miles of Reston, Virginia, or Ms. Tully declines to relocate, upon providing us with a waiver and release of claims, Ms. Tully shall receive her base salary through July 1, 2007, paid either in a lump sum or through continued monthly payments, at our discretion, and, if Ms. Tully elects continued coverage under federal COBRA law, we shall pay the premiums of her group health insurance, including coverage for her eligible dependents who were enrolled in our health insurance immediately prior to her termination, for the lesser of 12 months from her termination or until she is covered by another group health plan. Pursuant to the employment agreement, if Ms. Tully is terminated without just cause or if there is a change of control of Tier (prior to July 1, 2007, she may elect to receive the benefits under the employment agreement or the executive severance and change in control agreement, at her discretion).

In November 2004, we entered into an employment agreement with Mr. Weaver. Pursuant to the agreement, Mr. Weaver was entitled to receive a minimum annual base salary of $550,000 continuing through October 1, 2007. In accordance with the agreement, Mr. Weaver was eligible to receive an annual incentive bonus of approximately 110% of his base salary based on achievement of certain performance criteria. The agreement also provided Mr. Weaver with a stock option grant of 150,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. This option was granted on November 1, 2004, at an exercise price of $8.60 per share and which was scheduled to vest over a five-year period from the date of grant.
Mr. Weaver resigned effective May 31, 2006. At that time, Tier and Mr. Weaver entered into a Separation Agreement and Release, or the Separation Agreement. Pursuant to the Separation Agreement, we agreed to pay to Mr. Weaver a total of $975,000 of severance, of which $700,000 was paid in a lump sum on June 8, 2006 and $275,000 is to be paid on November 30, 2006. We are also obligated to provide Mr. Weaver 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also included a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event occurs within two years. Finally, the Separation Agreement accelerated and immediately vested all 330,000 of Mr. Weaver’s unvested options. Neither these options nor Mr. Weaver’s other 563,039 previously vested options were exercised. All of Mr. Weaver’s options expired 30 days after the date of his termination.
Compensation Committee Interlocks and Insider Participation
In fiscal year 2005, Messrs. Berger, Cabot and Scott served as members of the Committee. There were no interlocking relationships between any of our executive officers and any entity whose directors or executive officers serve on our Board or Compensation Committee during the fiscal year ended September 30, 2005. None of our executive officers served as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officer served on our Board of Directors or the Compensation Committee.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership
The following table sets forth certain information regarding the beneficial ownership of common stock as of October 5, 2006 by: (i) each director; (ii) each of the named executive officers (as set forth in the Summary Compensation Table); (iii) all executive officers and directors of Tier as a group; and (iv) all those known by Tier to be beneficial owners of more than five percent of our common stock.

	Number of shares	Percentage of
Name	of common stock	common stock(9)

Heartland Advisors, Inc.(2)	2,883,730	14.8%
Dimensional Fund Advisors, Inc(3)	1,790,620	9.2
Kennedy Capital Management, Inc.(4)	1,438,750	7.4
James L. Bildner(5)	1,361,661	7.0
Jeffrey A. McCandless(6)	7,280	*
Donald R. Fairbairn(7)	3,000	*
James R. Weaver(8)	2,000	*
Ronald L. Rossetti(1)	435,024	2.2
Michael A. Lawler(1)	221,704	1.1
Samuel Cabot III(1)	179,810	*
Stephen V. Wade(1)	145,000	*
David E. Fountain(1)	115,000	*
Morgan P. Guenther(1)	111,000	*
Charles W. Berger(1)	100,000	*
Deanne M. Tully(1)	40,000	*
Todd F. Vucovich(1)	23,002	*
T. Michael Scott(1)	84,000	*
Bruce R. Spector(1)	63,333	*
All directors and executive officers as a group (11 persons)	1,517,873	7.8%

*	Represents beneficial ownership of less than 1%.

(1)	Address: Tier Technologies, Inc., 10780 Parkridge Blvd, Suite 400, Reston, Virginia 20191

(2)	Address: 789 N. Water Street, Milwaukee, Wisconsin 53202

(3)	Address: 1299 Ocean Avenue, Santa Monica, California 90401

(4)	Address: 10829 Olive Boulevard, St. Louis, Missouri 63141

(5)	Address: 5 Boardman Avenue, Manchester, Massachusetts 10944

(6)	Address: PO Box 3571, Reston, Virginia 20195

(7)	Address: 124 Brittany Lane, Pittsford, New York 14534

(8)	Address: 3102 Wheatlands Farms Court. Oakton, Virginia 22124

(9)	Includes shares issuable upon the exercise of outstanding stock options that were exercisable on October 5, 2006 or became exercisable on or prior to December 5, 2006 as follows:

Beneficial Owner	Number of Shares

Ronald L. Rossetti	435,000
Samuel Cabot III	135,000
Morgan P. Guenther	70,000
Charles W. Berger	60,000
Stephen V. Wade	55,000
T. Michael Scott	40,000
Bruce R. Spector	23,333
Deanne M. Tully	22,000
Michael A. Lawler	20,000
Todd F. Vucovich	15,001
David E. Fountain	15,000
Equity Compensation Plan Information. The following table sets forth information about our equity compensation plans as of September 30, 2005:

Number of securities
	Number of securities to		available for future
	be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
	rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,968,379	$10.34	900,500
Equity compensation plans not approved by security holders	—	—	—

Total	2,968,379	$10.34	900,500

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We entered into indemnification agreements with each of our directors and executive officers, and one non-executive officer. These agreements provide such persons with indemnification, to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments, and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on behalf of Tier, subject to certain limitations. In addition, in September 2004, we entered into a supplemental indemnity agreement with Bruce Spector, a Tier Director, in connection with a non-compete agreement he entered into with a former employer, e.Magination Networks, LLC and Roche Capital, LLC. Pursuant to this supplemental agreement, we are obligated to defend Mr. Spector against, and indemnify him from, all expenses (including amounts paid in settlement) related to any action, suit, claim or proceedings brought by e.Magination Networks, LLC or Roche Capital, LLC that allege that he violated the non-compete agreement by serving as a director on our Board.
In connection with our acquisition of EPOS, we purchased from Michael Lawler, former President of EPOS and current Senior Vice President of Official Payments Corporation and EPOS Corporation, both wholly owned subsidiaries of ours, his shares of EPOS common stock. In accordance with an acquisition agreement, on June 1, 2004, we entered into an escrow agreement with Mr. Lawler through which we deposited $98,182 and 31,360 shares of Common Stock into escrow. In December 2005, the escrow account was released to Mr. Lawler without deduction.
Prior to October 2000, we made a number of loans to James Bildner, our former President, Chief Executive Officer, Chairman of the Board and Director. All such loans were made pursuant to full-recourse, interest-bearing promissory notes. Interest rates vary based on the terms of the loan and its date of origination. The loans have original terms of five to ten years and interest rates ranging from 6.51% to 7.18%. Mr. Bildner remitted a principle and interest payment on a $300,000 note when the note matured in fiscal year 2005. Mr. Bildner’s remaining notes all mature during fiscal year 2007.
Certain of Mr. Bildner’s notes were secured by pledges of equity securities held by him. As of September 30, 2005, the outstanding balance of the loans to Mr. Bildner, including accrued interest, totaled $4.0 million. Under the terms of the notes, none of this principle or interest is forgivable. As of September 30, 2005, the stock Mr. Bildner pledged to secure certain of these obligations had a market value of $3.3 million. On December 13, 2004, we entered into a Cross-Collateralization Agreement with Mr. Bildner to cross-collateralize certain of the promissory notes that he made to us. The Cross-Collateralization Agreement amends three of Mr. Bildner’s existing pledge agreements with us, or the Amended Pledge Agreement, each of which secures his obligation under a different promissory note he had made to us. Pursuant to the Cross-Collateralization Agreement, the aggregate of 387,490 shares of Common Stock that Mr. Bildner had pledged to us pursuant to the Amended Pledge Agreement now secures all of his obligations under each of the six promissory notes he has made to us listed in the Cross-Collateralization Agreement, or the Listed Notes. The Listed Notes have an aggregate outstanding balance of $4.3 million as of September 30, 2006.
In September 2000, we loaned Mr. Weaver $75,000. This 6.13% interest rate loan was made pursuant to a full-recourse interest bearing note. The note provided that it would either become due in September 2005 or it would be forgiven if Mr. Weaver relocated to the Boston, Massachusetts area before the due date. At the time of the original loan, we intended to relocate our headquarters from California to Boston and desired to provide Mr. Weaver an incentive to relocate from his home in Northern Virginia to the Boston area to be closer to our headquarters. Subsequently, we abandoned that plan and, instead, relocated our headquarters to Reston, Virginia in July 2004. On July 28, 2005, the Compensation Committee of the Board of Directors forgave that loan, as of that date. In reaching that decision, the Compensation Committee concluded that the original intent and purpose of the note forgiveness provision, namely that the note should be forgiven when our headquarters and Mr. Weaver were located in the same metropolitan area, had been satisfied and that the Compensation Committee did not desire that Mr. Weaver relocate to Boston. In light of this determination, the Compensation Committee concluded that the note should be forgiven. Mr. Weaver made regularly scheduled interest payments on the outstanding balance until the loan was forgiven in July 2005.
In accordance with the Sarbanes-Oxley Act of 2002, there will be no extensions or material modifications made to the terms of the above loans. Other than the loans to Mr. Bildner, there are currently no outstanding loans to any of our directors or executive officers.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
     The aggregate fees billed to us by our independent auditors for the fiscal years ended September 30, 2005 and 2004 are:

(in thousands)	2005	2004

Audit fees(1)
McGladrey & Pullen, LLP	$388	$—
PricewaterhouseCoopers, LLP	478	172

Total audit fees	866	172

Audit related fees(2)
McGladrey & Pullen, LLP	320	—
PricewaterhouseCoopers, LLP	25	9

Total audit related fees	345	9

Tax fees	—	—
All other fees(3)
McGladrey & Pullen, LLP	—	—
Pricewaterhouse Coopers, LLP	669	107

Total all other fees	669	107

Total	$1,880	$288

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and advice on accounting manners directly related to the audit and audit services provided in connection with other statutory and regulatory filings. McGladrey & Pullen LLP performed the audit of Tier beginning with fiscal year 2005. PricewaterhouseCoopers LLP performed the audit of Tier for fiscal years prior to 2005.

(2)	Represents fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(3)	Represents fees for professional services provided to us not otherwise listed above as audit or audit related fees, including advice and consultation regarding (i) certain acquisitions by us, (ii) revenue contracts and other client transactions, and (iii) other SEC compliance matters.
Pre-Approval Policies and Procedures
Our Audit Committee has established a policy requiring that it approve the scope, extent and associated fees of any audit services provided by our independent auditors and that it pre-approve all non-audit related services performed by the independent auditor. For the fiscal year ended September 30, 2005, the Audit Committee pre-approved 100% of the services performed by McGladrey & Pullen LLP and PricewaterhouseCoopers LLP and did not rely on the de minimus exceptions under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act of 1934, as amended.

Part IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements — The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 27.

(2)	Financial Statement Schedules — Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page 59. All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.

(3)	Exhibits

Exhibit
number	Exhibit description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of common stock certificate(1)

4.2	See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999(2)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan(3)*

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan(3)*

10.4	Amended and Restated 2004 Stock Incentive Plan(4)*

10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan(4)*

10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan(4)*

10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan(4)*

10.8	Form of California Indemnification Agreement(5)

10.9	Form of Delaware Indemnification Agreement for officers

10.10	Form of Delaware Indemnification Agreement for directors

10.11	Tier Corporation 401(k) Plan, Summary Plan Description(6)*

10.12	Incentive Compensation Plan, as amended(7)*

10.13	Management Incentive Plan(8)*

10.14	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997(6)

10.15	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997(6)

10.16	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997(6)

10.17	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, by and between the Registrant and James L. Bildner(9)

10.18	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, by and between the Registrant and James L. Bildner(9)

Exhibit
number	Exhibit description

10.19	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner(10)

10.20	Second Amendment and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner(10)

10.21	Third Amendment and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner(10)

10.22	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1)(11)

10.23	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1)(11)

10.24	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1)(11))

10.25	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000(11)

10.26	Termination Agreement dated October 14, 2003, by and between Tier and James L. Bildner(12)*

10.27	Pledge Agreement between Tier and James L. Bildner, dated April 1, 2004(13)

10.28	First Amendment, dated June 14, 2004, to the Pledge Agreement between Tier and James L. Bildner, dated March 27, 2000(13)

10.29	First Amendment, dated June 14, 2004, to the Second Amended and Restated Pledge Agreement between Tier and James L. Bildner, dated June 30, 1999(13)

10.30	First Amendment, dated June 14, 2004, to the Third Amended and Restated Pledge Agreement between Tier and James L. Bildner, dated June 30, 1999(13)

10.31	Cross-Collateralization Agreement dated December 13, 2004, by and between the Registrant and James L. Bildner(14)

10.32	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver, dated September 1, 2001(15)*

10.33	Executive Employment Agreement, dated November 9, 2004, by and between Registrant and James Weaver(3)*

10.34	Credit and Security Agreement as of January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank(16)

10.35	Amendment dated January 24, 2005, to the Credit and Security Agreement dated January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank(17)

10.36	Third Amendment, dated June 28, 2005, to the Credit and Security Agreement dated January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank(4)

10.37	Letter Agreement, dated June 28, 2005, by and between Registrant and City National Bank(4)

10.38	Employment Agreement dated May 28, 2004, by and between EPOS Corporation and Michael A. Lawler(18)*

10.39	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004(14)

10.40	Summary of Board Compensation(19)*

10.41	Offer Letter by and between Registrant and David Fountain, dated May 2, 2005(20)*

10.42	Executive Incentive Metrics for Chief Executive Officer and Chief Financial Officer for fiscal year ended September 30, 2005(20)*

Exhibit
number	Exhibit description

10.43	Senior Vice President — Human Resources Compensation Summary(20)*

10.44	Separation Agreement and Release between Registrant and Jeffrey McCandless, dated March 9, 2005.(21)*

10.45	Employment Agreement dated July 2, 2003 by and between Tier and Mr. Jeffrey A. McCandless (22)*

10.46	Employment Agreement dated July 1, 2004 between Tier and Ms. Deanne M. Tully*

10.47	Executive Severance and Change in Control Benefits Agreement*

10.48	Third Amendment to Credit and Security Agreement with City National Bank, dated June 28, 2005(23)

10.49	Shareholder Rights Plan and Rights Agreement, dated January 10, 2006(24)

10.50	Assumption Agreement between Tier Technologies, Inc., Official Payments Corporation and EPOS Corporation, dated January 6, 2006(25)

10.51	Board approval of two one-time bonuses to David E. Fountain, dated February 21, 2006.(26)*

10.52	Amended and Restated Credit and Security Agreement between Tier Technologies, Inc. and City National Bank(27)

10.53	Form of Employment Security Agreements between Tier Technologies, Inc., and Steven Beckerman, Todd Vucovich, Steven Wade, Michael Lawler, and Thomas Jack William, and Matthew Genz, dated March 28, 2006.(28)*

10.54	Management Incentive Plan for Steven Beckerman, Todd Vucovich, Steven Wade, Michael Lawler and Deanne Tully, dated March 28, 2006.(28)*

10.55	Separation Agreement between Tier Technologies, Inc., and James R. Weaver, dated May 31, 2006(29)*

10.56	Employment Agreement between Tier Technologies, Inc., and Ronald Rossetti, dated July 26, 2006.(30)*

10.57	Discretionary Incentive Compensation Plan, dated August 22, 2005(31)*

10.58	Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott Bruce Spector, and fifteen other employees, dated August 24, 2006(32)*

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference

(2)	Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference

(3)	Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference

(4)	Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference

(5)	Filed as an exhibit to Form 10-K, filed December 21, 1998 and incorporated herein by reference

(6)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference

(7)	Filed as an exhibit to Form 8-K, filed on May 5, 2005, and incorporated herein by reference

(8)	Filed as an exhibit to Form 8-K, filed on May 27, 2005, and incorporated herein by reference

(9)	Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference

(10)	Filed as an exhibit to Form 10-Q, filed August 16, 1999, and incorporated herein by reference

(11)	Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference

(12)	Filed as an exhibit to Form 10-Q, filed February 13, 2004, and incorporated herein by reference

(13)	Filed as an exhibit to Form 10-Q, filed August 15, 2004, and incorporated herein by reference

(14)	Filed as an exhibit to Form 8-K filed December 15, 2004, and incorporated herein by reference

(15)	Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by reference

(16)	Filed as an exhibit to Form 10-Q, filed May 12, 2003, and incorporated herein by reference

(17)	Filed as an exhibit to Form 10-Q, filed February 9, 2005, and incorporated herein by reference

(18)	Filed as an exhibit to Form 10-K filed December 28 2004, and incorporated herein by reference

(19)	Filed as an exhibit to Form 10-Q, filed February 9, 2005, and incorporated herein by reference

(20)	Filed as an exhibit to Form 10-Q, filed May 6, 2005, and incorporated herein by reference

(21)	Filed as an exhibit to Form 8-K, filed March 14, 2005, and incorporated herein by reference

(22)	Filed as an exhibit to Form 10-Q, filed May 11, 2004, and incorporated herein by reference

(23)	Filed as an exhibit to Form 8-K, filed July 5, 2005, and incorporated herein by reference

(24)	Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference

(25)	Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference

(26)	Filed as an exhibit to Form 8-K, filed February 22, 2006, and incorporated herein by reference

(27)	Filed as an exhibit to Form 8-K, filed March 9, 2006, and incorporated herein by reference

(28)	Filed as an exhibit to Form 8-K, filed April 3, 2006, and incorporated herein by reference

(29)	Filed as an exhibit to Form 8-K, filed June 1, 2006, and incorporated herein by reference

(30)	Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference

(31)	Filed as an exhibit to Form 8-K, filed August 25, 2006, and incorporated herein by reference

(32)	Filed as an exhibit to Form 8-K, filed August 29, 2006, and incorporated herein by reference

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: October 19, 2006
By:	/s/ RONALD L. ROSSETTI
Ronald L. Rossetti
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald L. Rossetti and David E. Fountain, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. ROSSETTI	Chief Executive Officer and Chairman of the	October 19, 2006
Ronald L. Rossetti	Board (principal executive officer)

/s/ DAVID E. FOUNTAIN	Chief Financial Officer(principal financial	October 19, 2006

David E. Fountain	officer and principal accounting officer)

/s/ CHARLES W. BERGER
Charles W. Berger	Director	October 19, 2006

/s/ SAMUEL CABOT III
Samuel Cabot III	Director	October 19, 2006

/s/ MORGAN P. GUENTHER
Morgan P. Guenther	Director	October 19, 2006

/s/ T. MICHAEL SCOTT
T. Michael Scott	Director	October 19, 2006

/s/ BRUCE R. SPECTOR
Bruce R. Spector	Director	October 19, 2006