Form 10-Q
period 2005-12-31
TIER TECHNOLOGIES INC
filed 2006-11-07
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195
TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3145844
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
10780 Parkridge Boulevard, Suite 400
Reston, Virginia 20191
(Address of principal executive offices)
(571) 382-1000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address, and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At November 3, 2006, there were 20,383,606 shares of the Registrant’s Common Stock outstanding.

TIER TECHNOLOGIES, INC.
TABLE OF CONTENTS
Private Securities Litigation Reform Act Safe Harbor Statement
Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may”, “will”, “intends”, “plans”, “believes”, “anticipates”, “expects”, “estimates”, “shows”, “predicts”, “potential”, “continue”, or “opportunity”, the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A—Risk Factors beginning on page 28, which could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
 i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2005	September 30, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,799	$27,843
Investments in marketable securities	46,832	36,493
Accounts receivable, net	23,432	19,449
Unbilled receivables	3,867	3,094
Prepaid expenses and other current assets	3,150	3,680

Total current assets	95,080	90,559

Property, equipment and software, net	13,653	13,501
Long-term accounts receivable	1,437	1,560
Goodwill	37,567	37,567
Other intangible assets, net	25,080	26,147
Restricted investments	3,351	3,335
Investment in unconsolidated affiliate	3,630	3,590
Other assets	580	483

Total assets	$180,378	$176,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,433	$1,902
Income taxes payable	7,021	7,113
Accrued compensation liabilities	5,492	5,139
Accrued subcontractor expenses	2,886	3,226
Other accrued liabilities	9,664	7,738
Deferred income	7,895	7,795
Other current liabilities	84	98

Total current liabilities	34,475	33,011

Other liabilities	2,129	2,192

Total liabilities	36,604	35,203

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued or outstanding	—	—
Common stock and paid-in capital—Shares authorized:
44,260 and 44,260; shares issued: 20,375 and 20,374; shares outstanding: 19,491 and 19,490	182,549	182,066
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(4,065)	(3,998)
Accumulated other comprehensive loss	(101)	(111)
Accumulated deficit	(25,925)	(27,734)

Total shareholders’ equity	143,774	141,539

Total liabilities and shareholders’ equity	$180,378	$176,742

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	December 31,
		2004
(in thousands, except per share data)	2005	(As restated)

Revenues	$39,882	$31,760

Costs and expenses:
Direct costs	27,896	21,922
General and administrative	6,923	6,542
Selling and marketing	2,580	2,668
Depreciation and amortization	1,319	1,548

Total costs and expenses	38,718	32,680

Income (loss) before other income (loss) and income taxes	1,164	(920)

Other income (loss):
Equity in net income (loss) of unconsolidated affiliate	59	(95)

Interest income, net	591	295

Total other income	650	200

Income (loss) before income taxes	1,814	(720)
Provision for income taxes	5	—

Net income (loss)	$1,809	$(720)

Basic and diluted earnings (loss) per share	$0.09	$(0.04)

Weighted average common shares used in computing:
Basic earnings (loss) per share	19,490	19,447
Diluted earnings (loss) per share	19,627	19,447
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended December 31,
		2004
(in thousands)	2005	(As restated)

Net income (loss)	$1,809	$(720)

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale investments	30	(168)
Foreign currency translation adjustment	(20)	71

Other comprehensive income (loss)	10	(97)

Comprehensive income (loss)	$1,819	$(817)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended December 31,
		2004
(in thousands)	2005	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,809	$(720)
Non-cash items included in net income (loss):
Depreciation and amortization	2,262	2,185
Loss on retirement of equipment and software	7	21
Provision for doubtful accounts	342	(208)
Equity in net (income) loss of unconsolidated affiliate	(59)	95
Share-based compensation	407	—
Net effect of changes in assets and liabilities:
Accounts receivable	(4,975)	(1,679)
Prepaid expenses and other assets	433	336
Accounts payable and accrued liabilities	1,380	802
Income taxes payable	(92)	—
Deferred income	100	453

Cash provided by operating activities	1,614	1,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(31,650)	(20,448)
Sales and maturities of marketable securities	21,326	14,679
Restricted securities	—	(19)
Purchase of equipment and software	(1,316)	(3,020)
Investment in unconsolidated affiliate	—	(3,817)
Other investing activities	(1)	(295)

Cash used in investing activities	(11,641)	(12,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	9	162
Capital lease obligations and other financing arrangements	(7)	(52)

Cash provided by financing activities	2	110
Effect of exchange rate changes on cash	(19)	70

Net decrease in cash and cash equivalents	(10,044)	(11,455)
Cash and cash equivalents at beginning of period	27,843	28,495

Cash and cash equivalents at end of period	$17,799	$17,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4	$7
Income taxes paid (refunded), net	$61	$(134)

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Equipment acquired under capital lease obligations and other financing arrangements	$—	$40
See Notes to Consolidated Financial Statements

Tier Technologies, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1—OVERVIEW OF ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Tier Technologies, Inc. provides transaction processing services and software and systems integration services to federal, state, and local governments and other public sector clients. We provide our services through three segments:
•	Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients;

•	Government Business Process Outsourcing, or GBPO—focuses on child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services; and

•	Packaged Software and Systems Integration, or PSSI—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers, and systems integration services for the State of Missouri.
Our two principal subsidiaries, which are accounted for as part of our EPP and PSSI segments, include:
•	Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems and transaction processing and settlement for electronic payment options to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•	EPOS Corporation, or EPOS—provides interactive communications and transaction processing technologies to federal, state and municipal government agencies, educational institutions and other public sector clients.
We also own 47.37% of the outstanding common stock of CPAS Systems, Inc., or CPAS, a global supplier of pension administration software systems.
BASIS OF PRESENTATION
Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended. They are unaudited and exclude some disclosures required for annual financial statements. We believe we have made all necessary adjustments so that our Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature.
These Consolidated Financial Statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances were eliminated. We account for our 47.37% investment in CPAS (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. We purchased CPAS on October 1, 2004 for $3.6 million. As of December 31, 2005, our Consolidated Balance Sheet reflects $3.6 million in Investment in unconsolidated affiliate, which represents our $0.9 million equity in the underlying assets of CPAS and $2.7 million of goodwill.
Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. We believe that near-term changes could reasonably impact the following estimates: project costs and percentage of completion;

Tier Technologies, Inc.
effective tax rates, deferred taxes and associated valuation allowances; collectibility of receivables; stock-based compensation and valuation of goodwill, intangibles and investments. Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.
Our financial results for the three months ended December 31, 2004 have been restated. See our Annual Report on Form 10-K filed on October 27, 2006 and Note 12—Restatement of Prior Period Financial Results, for additional information regarding this restatement.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
SFAS 154—Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154—Accounting Changes and Error Corrections, or SFAS 154. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate.
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
FIN 47—Accounting for Conditional Asset Retirement Obligations. In March 2005, FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations, or FIN 47, was issued. FIN 47 provides interpretive guidance on the term “conditional asset retirement obligation,” which is used in SFAS 143—Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, but earlier adoption is encouraged. We will implement FIN 47 beginning in the quarter ending September 30, 2006. We do not believe that the adoption of FIN 47 will have a material impact on our financial position or results of operations.
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
FSP 46R-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). In April 2006, FASB Staff Position FIN 46(R)-6—Determining the Variability to Be Considered in Applying

Tier Technologies, Inc.
FASB Interpretation No. 46(R), or FSP 46R-6 was issued. This standard addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46—Consolidation of Variable Interest Entities. Specifically, FSP 46(R)-6 prescribes the following two-step process for determining variability: 1) analyze the nature of the risks in the entity being acquired; and 2) determine the purpose for which the entity was created and the variability the entity is designed to create and pass along to its interest holders. Enterprises are required to apply this FSP prospectively effective on the first day of the reporting period beginning after June 15, 2006. Beginning on July 1, 2006, we will apply this FSP to any future ventures.
FSP 115-1 and 124-1—Impairment of Investments . In November 2005, FASB Staff Position 115-1 and 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1 and 124-1) was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. On October 1, 2005, we adopted this standard. The adoption of this standard has not had a material impact on our financial position or results of operations.
FSP 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FASB Staff Position 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Beginning on October 1, 2005, we adopted SFAS 123R, as described in Note 11—Share-Based Payment, herein.
NOTE 3—CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. For the three months ended December 31, 2005, revenue from one customer totaled $4.3 million or 10.8% of total revenues and for the three months ended December 31, 2004, revenue from a different customer totaled $3.2 million or 10.1% of total revenues.
As described in more detail below, we have several large accounts receivable and unbilled receivable balances. A dispute, early contract termination or other collection issue with one of these key customers could have a material adverse impact on our financial condition and results of operations.
Accounts receivable, net. Accounts receivable, net, represents the short-term portion of receivables from our customers and other parties and retainers that we expected to receive within one year, less an allowance for accounts that we estimated would become uncollectible. Our accounts receivable are comprised of the following three categories:
•	Customer receivables—receivables from our clients;

•	Mispost receivables—receivables from individuals to whom our payment processing centers made incorrect payments; and

•	Not Sufficient Funds (“NSF”) receivables—certain receivables from individuals who paid their child support payment with a check that had insufficient funds.
We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheets. As shown in the following table, at December 31, 2005 and September 30, 2005, the balance of our Accounts receivable, net was $23.4 million and $19.4 million, respectively.

Tier Technologies, Inc.

(in thousands)	December 31, 2005	September 30, 2005

Accounts receivable from:
Customers	$22,087	$18,017
Recipients of misposted payments	1,802	1,843
Payers of NSF child support	704	743

Total accounts receivable	24,593	20,603

Allowance for uncollectible accounts receivable:
Customer	(823)	(632)
Mispost	(1,455)	(1,375)
NSF	(661)	(632)

Total allowance for uncollectible accounts	(2,939)	(2,639)
Short-term accounts receivable retainer	3,215	3,045
Long-term accounts receivable	(1,437)	(1,560)

Accounts receivable, net (in current assets)	$23,432	$19,449

At December 31, 2005 and September 30, 2005, one customer accounted for 14.9% and 18.8%, respectively, of total customer accounts receivable. In addition, at December 31, 2005 and September 30, 2005, we also had $1.4 million and $1.6 million, respectively, of receivables from one customer that we expected to receive over one to three years, which we classified as Long-term accounts receivable on our Consolidated Balance Sheets.
Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At December 31, 2005 and September 30, 2005, Accounts receivable, net included $3.2 million and $3.0 million, respectively, of retainers that we expected to receive in one year. In addition, there were $0.4 million and $0.3 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.
Unbilled Receivables. Unbilled receivables represent revenues that we have earned for the work that has been performed to-date that cannot be billed under the terms of the respective contract until we have completed specific project milestones or the customer has accepted our work. At December 31, 2005 and September 30, 2005, unbilled receivables, which are all expected to become billable in one year, were $3.9 million and $3.1 million, respectively. At December 31, 2005, two customers accounted for 60.8% and 28.2%, of total unbilled receivables and at September 30, 2005, two customers accounted for 55.5% and 32.5% of unbilled receivables.
NOTE 4—INVESTMENTS
Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $3.4 million and $3.3 million, respectively, at December 31, 2005 and September 30, 2005 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end August 2007. These investments are reported as Restricted investments on the Consolidated Balance Sheets.
In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that Tier purchased the securities) are classified as cash equivalents. We exclude from cash equivalents, certain investments, such as mutual funds and auction rate securities. Securities such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities. Except for our investment in CPAS and our restricted investments, all of our investments are categorized as available-for-sale under SFAS No. 115. As such, our securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

Tier Technologies, Inc.
The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	December 31, 2005			September 30, 2005
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
(in thousands)	cost	loss	fair value	cost	loss	fair value

Cash equivalents:
Money market	$4,120	$—	$4,120	$11,272	$—	$11,272

Total investments included in cash and cash equivalents	4,120	—	4,120	11,272	—	11,272

Investments in marketable securities:
Debt securities:
U.S. government sponsored enterprise obligations	629	(2)	627	1,629	(7)	1,622
Other (Primarily state & local bonds/notes)	45,208	(3)	45,205	30,888	(13)	30,875
Commercial paper	—	—	—	2,996	—	2,996
Equity securities	1,000	—	1,000	1,000	—	1,000

Total marketable securities	46,837	(5)	46,832	36,513	(20)	36,493

Restricted investments:
U.S. government sponsored enterprise obligations	3,371	(20)	3,351	3,370	(35)	3,335

Total restricted investments	3,371	(20)	3,351	3,370	(35)	3,335

Total investments	$54,328	$(25)	$54,303	$51,155	$(55)	$51,100

The fair value of contractual maturities of debt securities classified as Investments in marketable securities at December 31, 2005 and September 30, 2005 are:

	December 31,	September 30,
(in thousands)	2005	2005

Within one year	$3,132	$5,647
Greater than ten years	42,700	26,850

Total	$45,832	$32,497

We evaluate certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that management considers when evaluating for other-than-temporary impairment include: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; interest rates; credit risk; the value of any underlying portfolios or investments; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We do not adjust the recorded book value for declines in fair value that we believe are temporary if we have the intent and ability to hold the associated investments for the foreseeable future and we have not made the decision to dispose of the securities as of the reported date.
If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment. At December 31, 2005 and September 30, 2005, we did not believe any of our investments were other-than-temporarily impaired.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
We did not incur any changes to the carrying amount of goodwill during the quarter ended December 31, 2005. The balance of goodwill at December 31, 2005 and September 30, 2005 was $37.6 million.
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal year 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its

Tier Technologies, Inc.
carrying value, we would evaluate goodwill for impairment between annual tests. No such events occurred during the three months ended December 31, 2005.
At December 31, 2005 and September 30, 2005, other intangible assets, net, consisted of the following:

		December 31, 2005			September 30, 2005
	Amortization		Accumulated			Accumulated
(in thousands)	period	Gross	amortization	Net	Gross	amortization	Net

Client relationships	10 years	$28,749	$(9,019)	$19,730	$28,749	$(8,301)	$20,448
Technology & research and development	3-10 years	4,289	(1,344)	2,945	5,029	(1,870)	3,159
Trademarks	6-10 years	3,214	(1,100)	2,114	3,214	(1,019)	2,195
Non-compete agreements	2-3 years	615	(324)	291	615	(270)	345

Other intangible assets, net		$36,867	$(11,787)	$25,080	$37,607	$(11,460)	$26,147

Amortization expense for other intangible assets was $1.1 million for the three months ended December 31, 2005.
NOTE 6—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	December 31,
(in thousands, except per share amounts)	2005	2004

Numerator:
Net income (loss)	$1,809	$(720)

Denominator:
Weighted-average common shares outstanding	19,490	19,447
Effects of dilutive common stock options	137	—

Adjusted weighted-average shares	19,627	19,447

Earnings (loss) per share:
Basic	$0.09	$(0.04)
Diluted	$0.09	$(0.04)
The following options to purchase shares of common stock are not included in the computation of diluted earnings (loss) per share because the exercise price is greater than the average market price of the Company’s common stock for the periods stated and therefore, the effect would be anti-dilutive:

	Three months ended
	December 31,
(in thousands, except per share amounts)	2005	2004

Weighted-average options excluded from computation of diluted earnings (loss) per share	2,379	2,075

Range of exercise prices per share:
High	$20.70	$20.70
Low	$6.96	$7.81
In addition, 183,000 common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2004, since the inclusion of these common stock equivalents effect would have been anti-dilutive.
NOTE 7—SEGMENT INFORMATION
We evaluate the performance of our EPP, GBPO and PSSI operating segments based on revenues and direct costs, while other operating costs are evaluated on a geographical basis. Accordingly, we do not include selling and marketing expense, general and administrative expense, depreciation and amortization expense not attributable to state child support payment processing centers, net interest income, other income (loss) and income tax expense in segment profitability. The following table

Tier Technologies, Inc.
presents financial information for the three reportable segments, including the elimination of revenues and costs associated with the purchase and installation of a call center from one of our subsidiaries, which have been eliminated and are disclosed in the Eliminations column below:

	Three months ended
(in thousands)	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total

December 31, 2005
Revenues	$15,051	$12,076	$12,755	$—	$39,882
Direct costs	$11,074	$9,590	$7,363	$(131)	$27,896

December 31, 2004
Revenues	$11,385	$9,492	$14,900	$(4,017)	$31,760
Direct costs	$7,994	$6,424	$9,930	$(2,426)	$21,922

(1)	During the three months ended December 31, 2005 and 2004, the revenues from one customer produced 15.4% and 15.8%, respectively, of the revenues reported for the EPP segment.

(2)	During the three months ended December 31, 2005, the revenues from one new customer produced 35.8% of the revenues for the GBPO segment. During the three months ended December 31, 2005 and 2004, the revenues from another customer produced 15.7% and 19.9%, respectively, of the revenues for the GBPO segment.

(3)	During the three months ended December 31, 2005 and 2004, the revenues from one customer produced 22.4% and 22.5%, respectively, of the revenues reported for the PSSI segment.
Many of our assets are either corporate assets or are shared by multiple segments. As such, we do not separately account for total assets by business segment.
NOTE 8—RESTRUCTURING
During fiscal year 2004, we incurred facility closure and severance costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia. During the fourth quarter of fiscal year 2005, we also moved our Financial Institution Data Match Program offices from New Jersey to Michigan. The severance and office closure costs associated with both of these relocations are shown as General and administrative expense in our Consolidated Statements of Operations. Finally, as the result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized with the involuntary termination of employees and the consolidation of facilities. We did not incur any restructuring expense for the three months ended December 31, 2005.
The following table summarizes the restructuring liabilities from September 30, 2005 to December 31, 2005:

		Facilities
(in thousands)	Severance	closures	Total

Balance at September 30, 2005	$330	$610	$940
Additions	—	—	—
Cash payments	(67)	(49)	(116)

Balance at December 31, 2005	$263	561	824

As shown in the preceding table, Tier had $0.8 million of restructuring liabilities at December 31, 2005. A total of $0.3 million was included in Other liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheet. We expect to pay $0.4 million, $0.2 million and $0.2 million of these liabilities during fiscal years 2006, 2007 and 2008, respectively.
NOTE 9—CONTINGENCIES AND COMMITMENTS
LEGAL ISSUES
From time to time during the normal course of business, we are a party to litigation and/or other claims. At December 31, 2005, none of these matters were expected to have a material impact on Tier’s financial position, results of operations or cash flows. At December 31, 2005 and 2004, we had legal accruals of $0.6 million and $0.5 million, respectively, based upon estimates of key legal matters. The necessity for the accrual is primarily associated with two legal matters. First, in November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the

Tier Technologies, Inc.
child support payment processing industry. We have cooperated and will continue to cooperate with the investigation and, therefore, will continue to incur legal costs. Second, we were notified of alleged copyright infringement of certain intellectual property. We established a reserve to cover estimated legal and settlement fees in addition to license fees associated with the allegation. See Note 13—Subsequent Events for information regarding the subsequent settlement of this alleged copyright infringement, as well as other legal issues that arose after December 31, 2005.
BANK LINES OF CREDIT
At December 31, 2005, we had a $15.0 million revolving credit facility that could be used for letters of credit. This credit facility, which was to mature on March 31, 2007, was collateralized by first priority liens and security interests in our assets. Interest was based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at the Company’s option and was payable monthly. In addition, we paid a fee of one-quarter of one percent of the average daily unused portion of this facility. At December 31, 2005, standby letters of credit totaling $1.6 million were outstanding under this facility.
The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the quarter ended December 31, 2005, as well as the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. See Note 13—Subsequent Events for additional details.
LETTERS OF CREDIT
At both December 31, 2005 and September 30, 2005, we also had $3.2 million of letters of credit outstanding that were collateralized by certain securities in our investment portfolio. These letters of credit were issued to secure performance bonds, insurance and two leases. We report the investments used to collateralize these letters of credit as Restricted investments on our Consolidated Balance Sheets.
CREDIT RISK
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.
GUARANTEES
In conjunction with our participation as a subcontractor in a three-year contract for pension-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. As of December 31, 2005, the remaining liability was $0.2 million, which is being amortized over the term of the contract. We believe that the probability is remote that the guarantee provision of this contract will be invoked.
PERFORMANCE BONDS
Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer. We are required to pay fees to bond issuers in advance of the term of the bond. At December 31, 2005 and September 30, 2005, we included $66,000 and $110,000, respectively, of these fees in Prepaid expenses and other current assets on our Consolidated Balance Sheets. These fees expensed over the life of each bond and are included in Direct costs on our Consolidated Statements of Operations. At December 31, 2005, we had $28.5 million of bonds posted with our customers. There were no claims pending against any of these bonds.

Tier Technologies, Inc.
EMPLOYMENT AGREEMENTS
At December 31, 2005, four executives had employment agreements with us which entitled them to severance payments ranging from 1.5 to 1.8 years of base salary, if they are terminated without cause or if certain events occur resulting from a change of control of Tier. If these events had occurred at December 31, 2005, we would have been obligated to have paid up to $2.1 million under these agreements. See Note 13—Subsequent Events for subsequent information regarding the cancellation of one of these agreements and additional agreements that we entered into after December 31, 2005.
INDEMNIFICATION AGREEMENTS
As of December 31, 2005, we had entered into indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations. We are not able to estimate our maximum exposure under these agreements. See Note 13—Subsequent Events for additional agreements that we entered into after December 31, 2005.
NOTE 10—RELATED PARTY TRANSACTIONS
NOTES AND ACCRUED INTEREST RECEIVABLE
At December 31, 2005 and September 30, 2005, we had $4.1 million and $4.0 million, respectively, of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer. These notes mature in 2007 and bear interest at rates ranging from 6.54% to 7.18%. The former Chairman pledged 387,490 shares of Tier common stock, with a market value of $2.8 million at December 31, 2005, as well as his residence, as collateral for these notes. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of Tier’s common stock.
These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in-capital in the shareholders’ equity section of our Consolidated Balance Sheets.
OTHER RELATED-PARTY TRANSACTIONS
We own a 47.37% interest in CPAS Systems, Inc., or CPAS, a Canadian entity that we account for using the equity method. During the three months ended December 31, 2005, we purchased $14,000 of software licenses from CPAS in connection with a pension project. See Note 13—Subsequent Events for additional transactions involving CPAS that occurred after December 31, 2005.
One of our subsidiaries purchased $0.4 million of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with a member of our Board of Directors.
NOTE 11—SHARE-BASED PAYMENT
In June 2005, our shareholders approved the Amended and Restated 2004 Stock Incentive Plan, or the Plan, which provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options. Generally, 20% of these options vest each year on the anniversary of the date granted and expire in ten years. At December 31, 2005 there were 1,228,900 shares of common stock reserved for future issuance under the Plan.
On October 1, 2005 we adopted FASB Statement No. 123R—Share-Based Payment, or SFAS 123R, a revision of FASB Statement No. 123—Accounting for Stock-Based Compensation. SFAS 123R requires

Tier Technologies, Inc.
companies to recognize the expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended December 31, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes methodology. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. During the three months ended December 31, 2005, we recognized $0.4 million in stock-based compensation expense as required under SFAS 123R.
Prior to adopting SFAS 123R, we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25—Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123. Prior to the adoption of SFAS 123R, we did not include compensation expense for employee stock options in net income (loss), since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. The following table illustrates the effects on net loss after tax and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended December 31, 2004:

Three months ended
(in thousands, except per share data)	December 31, 2004

Net loss:	$(720)
Add: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effect	(581)

Pro forma net loss	$(1,301)

Loss per basic and diluted share:
As reported	$(0.04)
Pro forma	$(0.07)

Weighted-average shares used in computing basic and diluted earnings (loss) per share	19,447
We estimated the fair value of share-based options using the Black-Scholes model with the weighted-average assumptions noted in the following table. Expected volatilities were based on both the implied and historical volatility of our stock. In addition, we used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that we expect option grants to be outstanding and was calculated using the simplified method as allowed under SFAS 123R. The interest rate for periods during the expected life of the option is based on the three-year U.S. Treasury note yields at the time of the grant.

	Three months ended December 31,
	2005	2004

Expected life (in years)	6.50	6.50
Interest rate	4.38%	3.63%
Volatility	49.07%	62.81%
Dividend yield	—	—
At December 31, 2005 and 2004, the weighted-average fair value of our granted options was $4.06 and $3.77, respectively. During the three months ended December 31, 2005, the intrinsic value of the options exercised was under $1,000 and was $29,000 during the three months ended December 31, 2004.

Tier Technologies, Inc.
Stock option activity for the three months ended December 31, 2005 is as follows:

		Weighted-average
		Exercise	Remaining	Aggregate
	Shares	price per	contractual	intrinsic
(in thousands, except per share data)	under option	share	term	value

Options outstanding at October 1, 2005	2,968	$10.34
Granted	33	8.47
Exercised	(1)	7.65
Forfeitures or expirations	(122)	9.41

Options outstanding at December 31, 2005	2,878	$10.36	6.4 years	$530

Options exercisable at December 31, 2005	2,013	$10.81	5.5 years	$520

As of December 31, 2005 $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.1 years.

Tier Technologies, Inc.
NOTE 12—RESTATEMENT OF PRIOR PERIOD RESULTS
As discussed previously, we have restated our financial statements for the quarter ended December 31, 2004. The following table sets forth certain unaudited restated Consolidated Statement of Operations for the three months ended December 31, 2004. Our operating results for any one quarter are not necessarily indicative of results for any future period. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006, for additional information regarding this restatement.

	Three months ended
	December 31, 2004
(In thousands, except per share data)	As Reported	Adjustment	As Restated

Revenues	$31,679	$81	$31,760

Costs and expenses:	—
Direct costs	21,883	39	21,922
General and administrative	6,880	(338)	6,542
Selling and marketing	2,579	89	2,668
Depreciation and amortization	1,550	(2)	1,548

Total costs and expenses	32,892	(212)	32,680

Loss before other income (loss) and income taxes	(1,213)	293	(920)
Other income	279	(79)	200

Loss from before income taxes	(934)	214	(720)
Provision for income taxes	—	—	—

Net loss	$(934)	$214	$(720)

Basic and diluted loss per share	$(0.05)	$0.01	$(0.04)

Average shares issued and outstanding:
Basic	19,447	—	19,447
Diluted	19,447	—	19,447
NOTE 13—SUBSEQUENT EVENTS
AUDIT COMMITTEE INVESTIGATION AND RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
While preparing our financial statements for the fiscal year ended September 30, 2005, our senior financial management discovered a number of errors in our historical financial statements, including our accounting for: 1) net accounts receivable relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that we delay the filing of our Annual Report on Form 10-K and restate our previously issued financial statements. On December 12, 2005, the Audit Committee of the Board of Directors agreed with senior management’s recommendations and concluded that our previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would likely be restated and, accordingly, should no longer be relied upon. On December 14, 2005, our Annual Report on Form 10-K was not filed timely. Subsequently, we did not file timely reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.
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

Tier Technologies, Inc.
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
On May 31, 2006, we announced the resignation of James R. Weaver, our Chief Executive Officer, President and Chairman following a recommendation by the Audit Committee of our Board of Directors that his employment with us be terminated. Ronald L. Rossetti, a member of our Board of Directors and Audit Committee, agreed to serve as our Chief Executive Officer and Chairman. Because he is no longer independent under SEC and Nasdaq rules, Mr. Rossetti has been replaced on the Audit Committee by Samuel Cabot III, an independent director on our Board of Directors.
On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We intend to cooperate fully in this investigation.
On October 25, 2006, we filed Amendment 3 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.
On October 27, 2006, we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
BANK LINES OF CREDIT
The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the three months ended December 31, 2005, as well as the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement with our lender.
To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with our lender on March 6, 2006. This agreement, which amends and restates the original agreement that we signed with our lender on January 29, 2003, made a number of significant changes including the termination of a $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that we may borrow or obtain letters of credit totaling up to $15.0 million and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit. This credit facility is scheduled to mature on March 31, 2007.
RELATED PARTY AGREEMENTS
CPAS. After December 31, 2005, we entered into a number of agreements with CPAS, which grant us the right to make certain CPAS pension administration software available over the internet to pension administrators. In January 2006, we also entered into a $1.1 million contract for CPAS to act as a subcontractor on the installation and development of pension software to be used by one of our customers. We hold a 47.37% ownership interest in CPAS, which we account for using the equity basis.

Tier Technologies, Inc.
James R. Weaver. Effective May 31, 2006, Tier entered into a Separation Agreement and Release, or the Separation Agreement, with James R. Weaver, who had served as Tier’s Chief Executive Officer, President and Chairman. Pursuant to the Separation Agreement, we agreed to pay to Mr. Weaver a total of $975,000 of severance, of which $700,000 was paid in a lump sum on June 8, 2006 and $275,000 is to be paid on November 30, 2006. We are also obligated to provide Mr. Weaver 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also includes a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event occurs within two years. Finally, the Separation Agreement accelerated and immediately vested all 330,000 of Mr. Weaver’s unvested options. The Separation Agreement provides that these options and Mr. Weaver’s 563,039 previously vested options would expire 30 days after termination. Accordingly, under the terms of the Separation Agreement, all options held by Mr. Weaver expired as of June 30, 2006.
EMPLOYMENT AGREEMENTS
In March 2006, we entered into Employment and Security Agreements with four executive officers and certain other key managers. Under the terms of these agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payments ranging between six to twelve months of their current base salary. As of September 30, 2006, the maximum amount that could be paid under these agreements would be $3.4 million.
Effective June 2006, we entered into a one-year employment agreement with Ronald Rossetti. Pursuant to the agreement, Mr. Rossetti is entitled to receive a base salary of $50,000 per month and a bonus of $50,000 per month. In the event that certain pre-defined events occurred before the end of this one-year agreement, we would be obligated to compensate Mr. Rossetti these amounts through the remaining term of the one-year agreement. As of September 30, 2006, the maximum amount that could be paid under these agreements was $0.5 million.
SETTLEMENT OF ALLEGED COPYRIGHT INFRINGEMENT
In the quarter ended December 31, 2005, we were notified of alleged copyright infringement of certain intellectual property. Subsequently, in January 2006, this claim was settled for $60,000.
PROJECT CONTINGENT LOSS
In January 2006, we entered a contract for our GBPO segment to install and operate a call center. On November 7, 2006, we determined that unless this contract can be renegotiated, we believe it is likely that the total projected costs that we will incur over the life of this contract will exceed the total projected revenues.

Tier Technologies, Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under “Risk Factors” of this Quarterly Report on Form 10-Q and other factors discussed in this section, there are risks that our actual performance will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement refer to the “Risk Factors” section.
OVERVIEW
We provide transaction processing services and software and systems integration services primarily to federal, state and local government and other public sector clients. We target industry sectors where we believe that demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal- or state-mandated services, such as child support payments, collections and disbursements, as well as a fundamental shift in consumer transaction preferences toward electronic payment methods instead of cash or paper checks. Since the markets we serve are highly competitive, changes in our competitors’ strategies or service offerings could have a significant impact on our profitability, unless we quickly and effectively adapt our business model to meet the changes in the marketplace.
We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the three months ended December 31, 2005 and 2004, contracts with our three largest clients and their constituents generated 24% and 22%, respectively, of our total revenues. Approximately 11% of our total revenues during the three months ended December 31, 2005 resulted from our contract with one customer, while 10% of our total revenues during the three months ended December 31, 2004, resulted from a contract with a different customer. Substantially, all of our contracts are terminable by the client following limited notice and without significant penalty to the client. Thus, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.
Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. Nearly 67% of our revenues are generated by our transaction-based services including: 1) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations; and 2) child support payment processing and related services for state government clients. We believe that we will continue to earn a significant portion of our revenues from these transactional-based services for the foreseeable future. While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments. For example, each year the IRS rotates the order in which it lists the names of the two companies that provide payment processing services, because taxpayers often opt to use the first listed payment processing provider more frequently than the second payment processing provider. We recognize revenues for transaction-based services at the time the services are performed.
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

Tier Technologies, Inc.
RECENT EVENTS
Subsequent to December 31, 2005, the following events occurred related to our previously announced restatement of financial statements for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005, as well as the resulting delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and our quarterly reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. For additional information regarding this restatement, see Amendment 3 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, which was filed on October 25, 2006, and our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006.
Fiscal 2005 Filing Delay Announced. While preparing our financial statements for the fiscal year ended September 30, 2005, senior management discovered a number of errors in our historical financial statements, including the accounting for: 1) accounts receivable, net relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that we delay the filing of our Annual Report on Form 10-K and restate our previously issued financial statements. On December 12, 2005, the Audit Committee of our Board of Directors agreed with senior management’s recommendations and concluded that our previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would be restated and, accordingly, should no longer be relied upon. On December 14, 2005, we announced that our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 would not be timely filed. Subsequently, we did not file timely reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. In December 2005, the Audit Committee also initiated an independent investigation of the qualitative and quantitative financial reporting issues giving rise to the restatement.
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

Tier Technologies, Inc.
SEC Subpoena. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We intend to cooperate fully in this investigation.
RESULTS OF OPERATIONS
During the quarter ended December 31, 2005, we reported net income of $1.8 million compared with a $0.7 million loss during the same period last year. As described in more detail below, this improvement is primarily attributable to the growth of each of our three operating segments. For example, revenues produced by our Electronic Payment Processing segment grew by 32%, reflecting the addition of approximately 30 new contracts, which we believe reflects a growing trend for consumers to pay their government obligations via electronic media. Our Government Business Processing Outsourcing Segment grew by 27%, largely because of a new contract with the State of Michigan pursuant to which we have established and are operating a state-of-the-art center for processing child support payments. The revenues generated by our Packaged Software and Systems Integration Segment grew by 17% as a result of the addition of a number of new contracts. There were corresponding percentage increases in the direct costs associated with serving these new contracts.
The financial impact of the growth of each of our segments was mitigated somewhat by the recognition of $0.4 million of first-time compensation costs associated with our implementation of Statement of Accounting Standards No. 123R—Stock-Based Payment, or SFAS 123R. In addition, our financial performance was impacted by $1.1 million of costs that we incurred to reconcile certain accounts for one of our payment processing centers. We will continue to incur additional costs to reconcile the accounts for this payment processing center during the second and third quarters of fiscal 2006. In addition, we will incur significant costs associated with the restatement of our historical financial statements that was announced on December 14, 2005 and the independent investigation conducted on behalf of our Audit Committee.
The following table provides an overview of changes in our results of operations for the three months ended December 31, 2005 from the same period last year.

	Three months ended
	December 31,		Variance
(in thousands, except percentages)	2005	2004	$ Amount	%

Revenues	$39,882	$31,760	$8,122	26%
Costs and expenses	38,718	32,680	6,038	18%

Income (loss) before other income, income taxes	1,164	(920)	2,084	*
Other income	650	200	450	225%

Loss before income taxes	1,814	(720)	2,534	*
Provision for income taxes	5	—	5	*

Net income (loss)	$1,809	$(720)	$2,529	*

*	Not meaningful
Additional detail about our quarter-over-quarter changes in our revenues and expenses is described in the following sections.

Tier Technologies, Inc.
Revenues
During the three months ended December 31, 2005, revenues increased $8.1 million or 26% over the same period last year. This quarter-over-quarter increase reflects a $3.7 million or 32% increase in revenues earned by our Electronic Payment Processing Segment, a $2.6 million or 27% increase in revenues earned by our Government Business Process Outsourcing segment and a $1.9 million or 17% increase in revenues earned by our Packaged Software and Systems Integration segment. The following table presents the revenues for each of our reportable segments for the three months ended December 31, 2005 and 2004:

	Three months ended
	December 31,		Variance
(in thousands, except percentages)	2005	2004	$ Amount	%

Revenue, by segment:
EPP	$15,051	$11,385	$3,666	32%
GBPO	12,076	9,492	2,584	27%
PSSI(1)	12,755	10,883	1,872	17%

Total revenues	$39,882	$31,760	$8,122	26%

(1)	Revenues for the PSSI segment for the three months ended December 31, 2004 excludes $4.0 million of revenues that are eliminated during the consolidation of our accounting results.
Electronic Payment Processing Segment, or EPP—Our EPP segment provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients. The revenues reported by our EPP segment reflect the number of contracts with clients, as well as the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.
During the quarter ended December 31, 2005, the revenues generated by our EPP segment rose to $15.1 million, which represents a $3.7 million or 32% increase over the same period last year. New contracts that we have added since December 2004 contributed over $0.7 million of additional EPP revenues during the three months ended December 31, 2005. In addition, a rise in the volume of transactions processed by our EPP segment added $2.9 million of revenues, including $0.5 million of additional revenues we earned during the current fiscal quarter as a result of an increase in the volume of tax return processing for the Internal Revenue Service. We believe that these increases are largely attributable to a changing consumer preference toward using electronic payments to pay their obligations to federal, state and local governments.
Government Business Processing Outsourcing Segment, or GBPO—Our GBPO segment provides governmental clients child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services. Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically 3-5 years in duration and we may receive contract extensions or renewals based on our clients’ past experience with our company.
During the quarter ended December 31, 2005, our GBPO segment generated $12.1 million in revenues, which represents a $2.6 million or 27% increase over the same period last year. The increase is primarily attributable to $4.3 million of revenue generated during the current quarter by our five-year contract for a project that commenced in the second quarter of fiscal year 2005. This increase was offset by a combination of a $1.2 million revenue decrease due to the completion of a project with the State of New Jersey and a $0.5 million revenue decline that was caused by lower rates and transaction volume in our other payment processing centers.
Packaged Software and Systems Integration Segment, or PSSI—Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers, and systems integration services. Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a 1-3 year contract term, and may have subsequent maintenance and support phases. The revenues reported by our PSSI

Tier Technologies, Inc.
segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.
During the quarter ended December 31, 2005, the revenues generated by our PSSI segment rose to $12.8 million, which represents a $1.9 million or 17% increase over the same period last year. This increase primarily resulted from $1.6 million of additional revenues from new contracts, $1.0 million of additional revenues from a contract with the State of Pennsylvania, and $0.7 million of revenues from a one-time software sale to an existing client. These increases were partially offset by a $1.3 million decrease in revenues from contracts that were completed after December 31, 2004, including a contract with the Oklahoma Employment Security Commission that produced $0.7 million of revenues during the quarter ended December 31, 2004.
Costs and Expenses
During the three months ended December 31, 2005, costs and expenses totaled $38.7 million, an increase of $6.0 million or 18% from the same period last year. The increase is primarily due to increased direct costs as a result of the contract with the State of Michigan, which began in the second quarter of fiscal year 2005, outside services performed in relation to the reconciliation of the accounts at one of our payment processing centers, and the implementation of SFAS 123R. The following table provides an overview of operating costs and expenses for the three months ended December 31, 2005 and 2004:

	Three months ended
	December 31,		Variance
(in thousands, except percentages)	2005	2005	$ Amount	%

Direct costs	$27,896	$21,922	$5,974	27%
General and administrative	6,923	6,542	381	6%
Selling and marketing	2,580	2,668	(88)	(3)%
Depreciation and amortization	1,319	1,548	(229)	(15)%

Total costs and expenses	$38,718	$32,680	$6,038	18%

Direct costs. Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients. Direct costs for the three months ended December 31, 2005 increased $6.0 million or 27% over the same period last year. This increase primarily reflects: $2.7 million of costs incurred to support our new contract with the State of Michigan; $2.3 million of costs to support new contracts and increased volume of transactions processed by our EPP segment (including $0.4 million of direct costs associated with processing federal income tax payments); and $1.0 million of direct costs incurred by our PSSI segment to serve its new contracts.
General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions, as well as OPC’s engineering, client service and customer service departments and information systems. General and administrative expenses for the three months ended December 31, 2005 increased $0.4 million or 6% from the same period last year. This increase reflects $0.9 million of additional employee-related expenses incurred during the quarter ended December 31, 2005, including $0.4 million of stock-based compensation expenses resulting from our implementation of Statement of Accounting Standards No. 123R. During the quarter ended December 31, 2005 we also incurred $0.1 million of additional bad debts expense. These increases were partially offset by the absence of $0.6 million of due diligence costs incurred during the quarter ended December 31, 2004, associated with an acquisition prospect that did not materialize.
Selling and marketing. Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures. We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season. Selling and marketing expenses decreased 3% to $2.6 million for the three months ended December 31, 2005, a $0.1 million decrease from the same period last year. This decrease is primarily attributable to a decrease in the total commissions paid to our sales and marketing staff.

Tier Technologies, Inc.
Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs. During the three months ended December 31, 2005, depreciation and amortization expenses decreased by $0.2 million or 15% from prior year results. This decrease was due to assets, not directly attributed to projects, which became fully depreciated in previous periods.
Other Income (Loss)
Equity in net income (loss) of unconsolidated affiliate. During the three months ended December 31, 2005 and 2004, we reported income of $59,000 and a loss of $95,000, respectively, representing our 47.37% share in the net income and losses incurred by investment in CPAS. The $154,000 improvement in CPAS’ performance resulted primarily from CPAS’ successful contracting efforts during the three months ended December 31, 2005.
Interest income, net. During the three months ended December 31, 2005, net interest income rose $0.3 million or 100% over the same period last year. This increase reflects higher interest rates and an increase in the average daily balance of our investment portfolio.
Provision for income taxes. During the three months ended December 31, 2005 we recorded $5,000 income tax expense, which represented expected minimum state tax payments. No income tax expense was recorded during the three months ended December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, we established a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years. As a result, no net provisions for federal income taxes are reflected on our Consolidated Statements of Operations at December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirement is to fund working capital to support our growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on March 31, 2007, of which $15.0 million may be used for letters of credit and additional borrowing. The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At December 31, 2005, there was approximately $1.6 million of standby letters of credit outstanding under this facility. The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contains certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. As of December 31, 2005, there were no outstanding borrowings under this facility. However, the delayed availability of our financial statements for the fiscal year ended September 30, 2005, and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. The agreement, which amends and restates the original agreement signed by Tier and the lender on January 29, 2003, made a number of significant changes, including the termination of the $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that Tier may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.
In addition to the letters of credit issued under the credit facility mentioned above, we had letters of credit totaling approximately $3.2 million, which were collateralized by certain securities in our investment portfolio at December 31, 2005. The majority of these letters of credit were issued to secure performance bonds and to meet various facility lease requirements.

Tier Technologies, Inc.
Net Cash from Operating Activities. During the three months ended December 31, 2005, our operating activities provided $1.6 million of cash, including $1.8 million of net income and $3.0 million of non-cash items included in net income. During the three months ended December 31, 2005, $1.4 million cash was also generated by an increase in the balance of accounts payable and accrued liabilities. These increases were partially offset by our use of $5.0 million of cash to support higher accounts receivable levels from increased sales.
During the three months ended December 31, 2004, our operating activities provided $1.3 million of cash, which reflects a $0.7 million net loss, plus $2.1 million of non-cash items included in net loss. In addition, during the three months ended December 31, 2004, $0.8 million of cash was generated by a reduction in accounts payable and other accrued liabilities. These increases were partially offset by our use of $1.7 million of cash to support higher accounts receivable levels from increased sales.
Net Cash from Investing Activities. During the three months ended December 31, 2005, our operations used $11.6 million for investing activities, of which $1.3 million was used to purchase equipment and software, primarily for our Michigan operations. In addition, a total of $31.7 million was used to purchase investments during the three months ended December 31, 2005. This use of funds was partially offset by $21.3 million of cash generated from the sale and maturities of investments.
During the three months ended December 31, 2004, we used $12.9 million for investing activities, of which $3.8 million was used to purchase 47.37% of the equity of CPAS and $3.0 million was used to purchase equipment and software. During the three months ended December 31, 2004, purchases and maturities and sales of available-for-sale securities used $5.8 million of cash.
Net Cash from Financing Activities. During the three months ended December 31, 2005, $2,000 of cash was provided by our financing activities. During the three months ended December 31, 2004, $0.1 million of cash was provided by our financing activities. The increase represents $0.2 million of proceeds from the issuance of our Class B common stock, partially offset by $0.1 million of cash used in capital lease obligations.
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
Due to the current economic climate, the performance bond market has changed significantly, resulting in reduced availability of bonds, increased cash collateral requirements and increased premiums. Some of our government contracts require a performance bond, and future requests for proposal may also require a performance bond. Our inability to obtain performance bonds, increased costs to obtain such bonds or a requirement to pledge significant cash collateral in order to obtain such bonds would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.
CONTRACTUAL OBLIGATIONS
We have contractual obligations to make future payments on lease agreements, none of which currently have remaining terms that extend beyond five years. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are legally binding arrangements whereby we agree to purchase products or

Tier Technologies, Inc.
services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time. The most significant purchase obligation is for contracts with our subcontractors. The following table presents our expected payments for contractual obligations that were outstanding at December 31, 2005:

		Due in	Due after	Due after
		1 year	1 year through	3 years through
(in thousands)	Total	or less	3 years	5 years

Capital leases (equipment)	$125	$74	$49	$2
Operating lease obligations:
Facilities leases	11,099	3,324	7,352	423
Equipment leases	194	75	119	—
Purchase obligations(1)
Subcontractor	1,235	1,124	111	—
Purchase order	60	60	—	—

Total contractual obligations	$12,713	$4,657	$7,631	$425

(1) Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.
None of our purchase obligations extend beyond five years.
CRITICAL ACCOUNTING POLICIES
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
For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at December 31, 2005, the fair value of the portfolio would decline by about $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on the evaluation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and our

Tier Technologies, Inc.
inability to file this Quarterly Report on Form 10-Q within the required time period, our Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were not effective. In light of the material weaknesses, in fiscal 2005, we implemented additional analyses and procedures we believe are necessary to ensure that financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. We have performed these additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes described below occurred subsequent to the first quarter of fiscal 2006.
To address the material weaknesses in our internal control over financial reporting described above, we instituted a number of measures after September 30, 2005 that are expected to continue to improve the effectiveness of our internal controls, including the following:
•	The Board of Directors appointed a new Chairman and Chief Executive Officer during the third quarter of fiscal 2006;

•	We established and communicated an atmosphere of zero-tolerance for improper behavior;

•	We increased the formality and rigor around the operation of key accounting and financial disclosure controls, including the documentation and testing of key financial accounting controls and the implementation of appropriate policies and procedures to provide reasonable assurance of:
°	timely account reconciliations;

°	reasonable and accurate accounting estimates and accrued liabilities;

°	accurate reporting of notes receivable and related interest receivable;

°	accurate calculation and review of the revenues recognized using percentage-of-completion models;

°	documentation of management’s review and approval of transactions; and

°	preparation and maintenance of appropriate support for accounting transactions.
Many of these remediation efforts were underway during the quarter ended December 31, 2005, and all were fully implemented after December 31, 2005. We believe that these remediation efforts remediated the material weaknesses that existed at December 31, 2005.
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

Tier Technologies, Inc.
PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
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
We have incurred losses in the past and we cannot ensure that we will be profitable. We have incurred losses in the past and we may do so in the future. While we reported net income from continuing operations in fiscal year 2005, we reported losses from continuing operations of a $63,000 (restated) in fiscal year 2004 and $5.4 million in fiscal year 2003.
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

Tier Technologies, Inc.
The occurrence of any of these factors may cause the market price of our stock to decline or fluctuate significantly, which may result in substantial losses to investors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and/or indicative of future performance. From time-to-time our operating results may fail to meet analysts’ and investors’ expectations, which could cause a significant decline in the market price of our stock. Price fluctuations and trading volume of our stock may be rapid and severe and may leave investors little time to react. Other factors that affect the market price of our stock include announcements of technological innovations or new products or services by competitors, and general economic or political conditions such as recession, acts of war or terrorism. Fluctuations in the price of our stock could cause investors to lose all or part of their investment.
We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients. We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. For the three months ended December 31, 2005, our ten largest clients represented approximately half of our total revenues, including one contract that generated over 10% of our total revenues. Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.
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
Changes in accounting standards could significantly change our reported results. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.
Material weaknesses in our internal controls over financial reporting may result in adverse impact on our business. Our future success will depend in large part upon the timely remediation of the material weaknesses described in Item 4—Control and Procedures, beginning on page 26. Failure to address these weaknesses could delay or prevent our company from being re-listed on the Nasdaq Global Market and could impair our ability to retain and attract customers and employees.
Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings. Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, industry association rules and public disclosure requirements, which are subject to change. Changing laws, regulations and standards relating to corporate governance, accounting standards, and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market rules are creating uncertainty for companies and increasing the cost of compliance. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses for outside

Tier Technologies, Inc.
services and a diversion of management time and attention from revenue-generating activities. New laws, regulations or industry standards may be enacted, or existing ones changed, which could negatively impact our services and revenues. Taxes or fees may be imposed or we could be subject to additional requirements in regard to privacy, security or qualification for doing business. For our transaction processing services, we are subject to the rules of the National Automated Clearing House Association and the applicable credit/debit card association rules. A change in such rules and regulations could restrict or eliminate our ability to provide services or accept certain types of transactions, and could increase costs, impair growth and make our services unprofitable.
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

Tier Technologies, Inc.
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
Our revenues are highly dependent on government funding and the loss or decline of existing or future government funding could cause our revenues and cash flows to decline. A significant portion of our revenues is derived from federal and state mandated projects. A large portion of these projects may be subject to a reduction or discontinuation of funding which may cause early termination of projects, diversion of funds away from our projects or delays in implementation. The occurrence of any of these conditions could adversely affect our projected revenues, cash flows and profitability.
Our business is subject to increasing performance requirements, which could result in reduced revenues and increased liability. Our business involves projects that are critical to the operations of our clients’ businesses. The failure to meet client expectations could damage our reputation and compromise our ability to attract new business. On certain projects we make performance guaranties, based upon defined operating specifications, service levels and delivery dates, which are sometimes backed by contractual guarantees and performance bonds. Unsatisfactory performance or unanticipated difficulties or delays in starting or completing such projects may result in termination of the contract, a reduction in payment, liability for penalties and damages, or claims against a performance bond. Client performance expectations or unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our project costs and make us less profitable.
If we are not able to obtain adequate or affordable insurance coverage or bonds, we could face significant liability claims and increased premium costs and our ability to compete for business could be compromised. We maintain insurance to cover various risks in connection with our business. Additionally, our business includes projects that require us to obtain performance and bid bonds from a licensed surety. There is no guarantee that such insurance coverage or bonds will continue to be available on reasonable terms, or at all. If we are unable to successfully maintain adequate insurance and bonding coverage, potential liabilities associated with the risks discussed in this report could exceed our coverage, and we may not be able to obtain new contracts, which could result in decreased business opportunities and declining revenues.
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
We could suffer material losses if our operations fail to perform effectively. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third-party support as expected, as well as, the loss of key individuals or failure on the part of the key individuals to perform properly. Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.
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

Tier Technologies, Inc.
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
If we are not able to protect our intellectual property we could suffer serious harm to our business. We protect our intellectual property rights through a variety of methods, such as use of nondisclosure and license agreements, and use of trade secret, copyright and trademark laws. Ownership of developed software and customizations to software are the subject of negotiation with individual clients. Despite our efforts to safeguard and protect our intellectual property and proprietary rights, there is no assurance that these steps will be adequate to avoid the loss or misappropriation of our rights or that we will be able to detect unauthorized use of our intellectual property rights. If we are unable to protect our intellectual property, competitors could market services or products similar to ours, and demand for our offerings could decline, resulting in an adverse impact on revenues.
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
Our markets are rapidly changing and if we are not able to continue to adapt to changing conditions, we may lose market share and be unable to compete effectively. The markets for our products are characterized by rapid changes in technology, client expectations and evolving industry standards. Our future success depends on our ability to innovate, develop, acquire and introduce successful new products and services for our target markets and to respond quickly to changes in the market. If we are unable to address these requirements, or if our products do not achieve market acceptance, we may lose market share and our revenues could decline.
We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business. One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions at favorable terms. If we do identify an appropriate acquisition candidate, we may be unsuccessful in negotiating the terms of the acquisition, finance the acquisition or, if the acquisition occurs we may be unsuccessful in integrating the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or

Tier Technologies, Inc.
equity financing, resulting in leverage or dilution of ownership. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our reported earnings in the future. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.

Tier Technologies, Inc.
Item 6. Exhibits

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

† Filed herewith.

Tier Technologies, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: November 7, 2006
	By:	/s/ David E. Fountain

David E. Fountain
Chief Financial Officer
(Principal Financial and Accounting Officer)