Form 10-Q/A
period 2005-12-31
TIER TECHNOLOGIES INC
filed 2006-11-13
CIK 1045150

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

TIER TECHNOLOGIES, INC.
EXPLANATORY NOTE
     This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 is being filed solely to include new Exhibits 31.1, 31.2, 32.1 and 32.2, which have been revised to correct inadvertent errors in the corresponding exhibits to the original Form 10-Q filing on November 7, 2006. No other revisions have been made to our financial statements or any other disclosures contained in the Form 10-Q.
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

† Filed herewith.

Tier Technologies, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: November 10, 2006
	By:	/s/ David E. Fountain

David E. Fountain
Chief Financial Officer
(Principal Financial and Accounting Officer)