Form 10-Q
period 2006-03-31
TIER TECHNOLOGIES INC
filed 2006-11-14
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23195
TIER TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3145844 (I.R.S. Employer Identification No.)
10780 Parkridge Boulevard, Suite 400
Reston, Virginia 20191
(Address of principal executive offices)
Not applicable
(Former name, former address, and former fiscal year, if changed since last report)
(571) 382-1000
(Registrant’s telephone number, including area code)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
      Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒
At November 9, 2006, there were 20,383,606 shares of the Registrant’s Common Stock outstanding.

TIER TECHNOLOGIES, INC.
Private Securities Litigation Reform Act Safe Harbor Statement
Certain statements contained in this report, including statements regarding the development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A—Risk Factors beginning on page 29, which could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
 i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands)	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,833	$27,843
Investments in marketable securities	45,200	36,493
Accounts receivable, net	14,413	19,449
Unbilled receivables	3,357	3,094
Prepaid expenses and other current assets	2,652	3,680

Total current assets	86,455	90,559

Property, equipment and software, net	13,591	13,501
Long-term accounts receivable	1,314	1,560
Goodwill	37,567	37,567
Other intangible assets, net	24,013	26,147
Restricted investments	5,076	3,335
Investment in unconsolidated affiliate	4,071	3,590
Other assets	2,681	483

Total assets	$174,768	$176,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822	$1,902
Income taxes payable	6,884	7,113
Accrued compensation liabilities	5,125	5,139
Accrued subcontractor expense	2,720	3,226
Other accrued liabilities	12,157	7,738
Deferred income	5,745	7,795
Other current liabilities	63	98

Total current liabilities	33,516	33,011

Other liabilities	2,059	2,192

Total liabilities	35,575	35,203

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, authorized shares: 4,579: no shares issued or outstanding	—	—
Common stock and paid-in capital—Shares authorized: 44,260; shares issued: 20,383 and 20,374; shares outstanding: 19,499 and 19,490	183,003	182,066
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(4,132)	(3,998)
Accumulated other comprehensive loss	(68)	(111)
Accumulated deficit	(30,926)	(27,734)

Total shareholders’ equity	139,193	141,539

Total liabilities and shareholders’ equity	$174,768	$176,742

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
		2005		2005
(in thousands, except per share data)	2006	(As restated)	2006	(As restated)

Revenues	$37,474	$35,396	$77,356	$67,156

Costs and expenses:
Direct costs	30,696	22,888	58,592	44,810
General and administrative	8,859	6,639	15,782	13,181
Selling and marketing	2,740	2,689	5,320	5,357
Depreciation and amortization	1,325	1,568	2,644	3,116

Total costs and expenses	43,620	33,784	82,338	66,464

(Loss) income before other income (loss) and income taxes	(6,146)	1,612	(4,982)	692

Other income (loss):
Equity in net income (loss) of unconsolidated affiliate	462	(147)	521	(242)
Net interest income	683	379	1,274	674

Total other income	1,145	232	1,795	432

(Loss) income before income taxes	(5,001)	1,844	(3,187)	1,124
Income tax provision	—	39	5	39

Net (loss) income	$(5,001)	$1,805	$(3,192)	$1,085

Basic and diluted earnings (loss) per share	$(0.26)	$0.09	$(0.16)	$0.06

Weighted-average common shares used in computing:
Basic (loss) earnings per share	19,493	19,464	19,491	19,448
Diluted (loss) earnings per share	19,493	19,539	19,491	19,573
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended March 31,		Six months ended March 31,
		2005		2005
(in thousands)	2006	(As restated)	2006	(As restated)

Net (loss) income	$(5,001)	$1,805	$(3,192)	$1,085

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on available-for-sale investments	24	(30)	54	(199)

Foreign currency translation adjustment	9	(55)	(11)	17

Other comprehensive income (loss)	33	(85)	43	(182)

Comprehensive (loss) income	$(4,968)	$1,720	$(3,149)	$903

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,
		2005
(in thousands)	2006	(As restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income:	$(3,192)	$1,085
Non-cash items included in net income:
Depreciation and amortization	4,478	4,105
Loss on retirement of equipment and software	28	(129)
Provision for doubtful accounts	599	235
Equity in net (income) loss of unconsolidated affiliate	(521)	242
Accrued forward loss on contract	2,791	—
Share based compensation	734	—
Net effect of changes in assets and liabilities:
Accounts receivable	4,420	(5,502)
Prepaid expenses and other assets	(1,170)	(402)
Accounts payable and accrued liabilities	(144)	2,343
Income taxes payable	(229)	—
Deferred income	(2,050)	318

Cash provided by operating activities	5,744	2,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases marketable securities	(42,100)	(3,715)
Sales and maturities of marketable securities	32,214	17,045
Purchases of restricted securities	(2,878)	(787)
Maturities of restricted investments	2,371	—
Purchase of equipment and software	(2,392)	(6,764)
Investment in subsidiaries and unconsolidated affiliate	—	(4,005)
Other investing activities	(1)	(215)

Cash (used in) provided by investing activities	(12,786)	1,559

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance common stock	69	388
Capital lease obligations and other financing arrangements	(31)	(44)

Cash provided by financing activities	38	344
Effect of exchange rate changes on cash	(6)	(47)

Net (decrease) increase in cash and cash equivalents	(7,010)	4,151
Cash and cash equivalents at beginning of period	27,843	28,495

Cash and cash equivalents at end of period	$20,833	$32,646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8	$14
Income taxes paid, net	$188	$126

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment acquired under capital lease obligations and other financing arrangements	$14	$40
See Notes to Consolidated Financial Statements

Tier Technologies, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Tier Technologies, Inc. provides transaction processing services and software and systems integration services to federal, state, and local governments and other public sector clients. We provide our services through three segments:
•	Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients;

•	Government Business Process Outsourcing, or GBPO—focuses on child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services; and

•	Packaged Software and Systems Integration, or PSSI—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers and systems integration services for the State of Missouri.
Our two principal subsidiaries, which are accounted for as part of our EPP and PSSI segments, include:
•	Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems, as well as transaction processing and settlement for electronic payment options to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•	EPOS Corporation, or EPOS—provides interactive communications and transaction processing technologies to federal, state and municipal government agencies, educational institutions and other public sector clients.
We also own 47.37% of the outstanding common stock of CPAS Systems, Inc., or CPAS, a global supplier of pension administration software systems.
BASIS OF PRESENTATION
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended. They are unaudited and exclude some disclosures required for annual financial statements. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature.
The financial statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. We account for our 47.37% investment in CPAS (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. We purchased CPAS on October 1, 2004 for $3.6 million. As of March 31, 2006, our Consolidated Balance Sheet reflects a $4.1 million in Investment in unconsolidated affiliate which represents our $1.4 million equity in the underlying assets of CPAS and $2.7 million of goodwill.
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
Our financial results for the three and six month periods ended March 31, 2005 have been restated. See our Annual Report on Form 10-K filed on October 27, 2006 and Note 13—Restatement of Prior Period Financial Results, for additional information regarding this restatement.
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

Tier Technologies, Inc.
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
FSP 115-1 and 124-1—Impairment of Investments . In November 2005, FASB Staff Position 115-1 and 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1 and 124-1 was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. On October 1, 2005, we adopted this standard. The adoption of this standard has not had a material impact on our financial position or results of operations.
FSP 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FASB Staff Position 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Beginning on October 1, 2005, we adopted SFAS 123R, as described in Note 12—Share-Based Payment.
NOTE 3—CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. For the six months ended March 31, 2006, revenues from our two largest customers were $8.6 million and $7.1 million, respectively, or 11.1% and 9.2%, respectively, of our revenues. For the six months ended March 31, 2005, revenues from our two largest customers were $6.5 million and $4.8 million, respectively, or 9.6% and 7.2%, respectively, of our total revenues.
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
Accounts receivable, net. Accounts receivable, net, represents the short-term portion of receivables from our customers and other parties and retainers that we expected to receive within one year, less an allowance for accounts that we estimated would become uncollectible. Our accounts receivable are comprised of the following three categories:
•	Customer receivables—receivables from our clients;

•	Mispost receivables—receivables from individuals to whom our payment processing centers made incorrect payments; and

•	Not Sufficient Funds (“NSF”) receivables—receivables from individuals who paid their child support payment with a check that had insufficient funds.
We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheet. As shown in the following table, at March 31, 2006 and September 30, 2005, the balance of our Accounts receivable, net was $14.4 million and $19.4 million, respectively.

Tier Technologies, Inc.

(in thousands)	March 31, 2006	September 30, 2005
Accounts receivable from:
Customers	$14,820	$18,017
Recipients of misposted payments	1,749	1,843
Payers of NSF child support	735	743

Total accounts receivable	17,304	20,603

Allowance for uncollectible accounts receivable:
Customer	(952)	(632)
Mispost	(1,407)	(1,375)
NSF	(736)	(632)

Total allowance for uncollectible accounts	(3,095)	(2,639)
Short-term accounts receivable retainer	1,518	3,045
Long-term accounts receivable	(1,314)	(1,560)

Accounts receivable, net	$14,413	$19,449

At March 31, 2006 and September 30, 2005, one customer accounted for 22.4% and 18.8%, respectively, of total client accounts receivable. In addition, at March 31, 2006, we also had $1.3 million of receivables from one customer that we expected to receive over one to three years, which we classified as Long-term accounts receivable on our Consolidated Balance Sheets.
Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At March 31, 2006 and September 30, 2005, Accounts receivable, net included $1.5 million and $3.0 million, respectively, of retainers that we expected to receive in one year. In addition, there were $2.5 million and $0.3 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.
Unbilled Receivables. Unbilled receivables represent revenues that Tier has earned for the work that has been performed to-date that cannot be billed under the terms of the respective contract until we have completed specific project milestones or the client has accepted our work. At March 31, 2006 and September 30, 2005, unbilled receivables, which are all expected to become billable in one year, were $3.4 million and $3.1 million, respectively. At March 31, 2006, two clients accounted for 47.5% and 32.0%, of total unbilled receivables and at September 30, 2005, two clients accounted for 55.5% and 32.5% of unbilled receivables.
NOTE 4—INVESTMENTS
Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $5.1 million at March 31, 2006 and $3.3 million at September 30, 2005 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end August 2007. These investments are reported as Restricted investments on the Consolidated Balance Sheets.
In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that Tier purchased the securities) are classified as cash equivalents. We exclude from cash equivalents certain investments, such as mutual funds and auction rate securities. Securities such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities. Except for our investment in CPAS and our restricted investments, all of our investments are categorized as available-for-sale under SFAS 115. As such, our securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

Tier Technologies, Inc.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	March 31, 2006			September 30, 2005
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
(in thousands)	cost	loss	fair value	cost	loss	fair value

Cash equivalents:
Money market	$5,221	$—	$5,221	$11,272	$—	$11,272

Total investments included in cash and cash equivalents	5,221	—	5,221	11,272	—	11,272

Investments in marketable securities:
Debt securities:
Other loans	44,200	—	44,200	30,888	(13)	30,875
U.S. government sponsored enterprise obligations	—	—	—	1,629	(7)	1,622
Equity securities	1,000	—	1,000	1,000	—	1,000
Commercial paper	—	—	—	2,996	—	2,996

Total short-term investments	45,200	—	45,200	36,513	(20)	36,493

Restricted investments:
U.S. government sponsored enterprise obligations	3,199	(1)	3,198	3,370	(35)	3,335
Certificate of deposit	1,878	—	1,878	—	—	—

Total investments available-for-sale	5,077	(1)	5,076	3,370	(35)	3,335

Total investments available-for-sale	$55,498	$(1)	$55,497	$51,155	$(55)	$51,100

The fair value of contractual maturities of debt securities classified Investments in marketable securities at March 31, 2006 and September 30, 2005 are:

(in thousands)	March 31, 2006	September 30, 2005

Within one year	$—	$5,647
Greater than ten years	44,200	26,850

Total	$44,200	$32,497

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
If we determine impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment. At March 31, 2006 and September 30, 2005, we do not believe that any of our investments are other-than-temporarily impaired.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
We did not incur any changes to the carrying amount of goodwill during the six months ended March 31, 2006. The balance of goodwill at both March 31, 2006 and September 30, 2005 was $37.6 million.
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal year 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests. No such events occurred during the six months ended March 31, 2006.

Tier Technologies, Inc.

At March 31, 2006 and September 30, 2005, other intangible assets, net, consisted of the following:

		March 31, 2006			September 30, 2005
	Amortization		Accumulated			Accumulated
(in thousands)	period	Gross	amortization	Net	Gross	amortization	Net

Client relationships	10 years	$28,749	$(9,738)	$19,011	$28,749	$(8,301)	$20,448
Technology & research and development	3-10 years	4,289	(1,558)	2,731	5,029	(1,870)	3,159
Trademarks	6-10 years	3,214	(1,181)	2,033	3,214	(1,019)	2,195
Non-compete agreements	2-3 years	615	(377)	238	615	(270)	345

Other intangible assets, net		$36,867	$(12,854)	$24,013	$37,607	$(11,460)	$26,147

Amortization expense for other intangible assets was $2.1 million during the six months ended March 31, 2006.
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net (loss) income	$(5,001)	$1,805	$(3,192)	$1,085

Denominator:
Weighted-average common shares outstanding	19,493	19,464	19,491	19,448
Effects of dilutive common stock options	—	75	—	125

Adjusted weighted-average shares	19,493	19,539	19,491	19,573

Basic and diluted (loss) earnings per share	$(0.26)	$0.09	$(0.16)	$0.06

The following options to purchase shares of common stock are not included in the computation of diluted (loss) earnings per share because the exercise price is greater than the average market price of the Company’s common stock for the periods stated and therefore, the effect would be anti-dilutive:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share amounts)	2006	2005	2006	2005

Weighted-average options excluded from computation of diluted (loss) earnings per share	2,383	2,524	2,362	1,924
Range of exercise prices per share:
High	$20.70	$20.70	$20.70	$20.70
Low	$7.61	$7.81	$7.61	$8.53
In addition, 125,000 and 133,000, respectively, of common stock equivalents were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2006, since their effect would have been anti-dilutive.
NOTE 7—SHAREHOLDERS’ EQUITY
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

Tier Technologies, Inc.

NOTE 8—SEGMENT INFORMATION
We evaluate the performance of our GBPO, PSSI and EPP operating segments based on net revenues and direct costs, while other operating costs are evaluated on a geographical basis. Accordingly, we do not include selling and marketing expense, general and administrative expense, depreciation and amortization expense not attributable to operations, net interest income, other income (loss) and income tax expense in segment profitability. The table below presents financial information for the three reportable segments, including the elimination of revenues and costs associated with the purchase and installation of a call center from one of our subsidiaries, which have been eliminated and are disclosed in the Eliminations column below:

	Three months ended					Six months ended
(in thousands)	GBPO(1)	PSSI(2)	EPP(3)	Eliminations	Total	GBPO(1)	PSSI(2)	EPP(3)	Eliminations	Total

March 31, 2006:
Net revenues	$11,778	$10,232	$15,464	$—	$37,474	$23,854	$22,987	$30,515	$—	$77,356
Direct costs	$11,821	$7,533	$11,463	$(121)	30,696	$21,411	$14,896	$22,537	$(252)	$58,592

March 31, 2005:
Net revenues	$11,636	$13,569	$10,631	$(440)	$35,396	$21,128	$28,469	$22,016	$(4,457)	$67,156
Direct costs	$7,675	$8,162	$7,766	$(715)	22,888	$14,099	$18,092	$15,760	$(3,141)	$44,810

(1)	The revenues from one customer produced 36.4% and 36.0%, respectively, of the revenues for the GBPO segment during the three and six months ended March 31, 2006, and produced 20.0% and 11.2%, respectively, of GBPO revenues during the three and six months ended March 31, 2005. The revenues from another customer produced 15.9% and 15.7%, respectively, of the GBPO revenues for the three and six months ended March 31, 2006, while the revenues from this customer produced 15.5% and 17.4%, respectively, of GBPO revenues during the three and six months ended March 31, 2005.

(2)	During the three and six months ended March 31, 2006, the revenues from one customer produced 25.5% and 23.8%, respectively, of the revenues for the PSSI segment. During the three and six months ended March 31, 2005, the revenues from this customer produced 24.9% and 26.9%, respectively, of the revenues for the PSSI segment.

(3)	During the three and six months ended March 31, 2006, the revenues from one customer produced 30.9% and 23.3%, respectively, of the revenues for EPP segment. During the three and six months ended March 31, 2005, the revenues from this customer produced 27.7% and 21.5%, respectively, of the revenues for the EPP segment.
Many of our assets are either corporate assets or are shared by multiple segments. As such, we do not separately account for total assets by business segment.
NOTE 9—RESTRUCTURING
During fiscal year 2004, we incurred facility closure and severance costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia. During the fourth quarter of fiscal year 2005, we also moved our Financial Institution Data Match Program offices from New Jersey to Michigan. The severance and office closure costs associated with both of these relocations are shown in General and administrative expense in our Consolidated Statement of Operations. Finally, as the result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized with the involuntary termination of employees and the consolidation of facilities. No restructuring expense was incurred in the three and six months ended March 31, 2006.
The following table summarizes the restructuring liabilities from September 30, 2005 to March 31, 2006:

		Facilities
(in thousands)	Severance	closures	Total

Balance at September 30, 2005	$330	$610	$940
Additions	—	—	—
Cash payments	(130)	(98)	(228)

Balance at March 31, 2006	$200	$512	$712

As shown in the preceding table, Tier had $0.7 million of restructuring liabilities at March 31, 2006. A total of $0.3 million of these liabilities was included in Other liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheet. We expect to pay $0.3 million, $0.2 million and $0.2 million of these liabilities during fiscal years 2006, 2007 and 2008, respectively.

Tier Technologies, Inc.

NOTE 10—CONTINGENCIES AND COMMITMENTS
LEGAL ISSUES
From time to time during the normal course of business, we are party to litigation and/or other claims. At March 31, 2006, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows. At March 31, 2006 and September 30, 2005, we had legal accruals of $1.2 million and $1.0 million, respectively, based on estimates of key legal matters. In November 2003, the Company was granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry. We have cooperated and will continue to cooperate with the investigation and, therefore, will continue to incur legal costs. In addition, we established a reserve to cover legal expenses directly relating to the restatement of the Company’s previously issued financial statements, including fees relating to the Audit Committee investigation that commenced in December 2005. See Note 14—Subsequent Events for an unasserted claim that the Company became aware of in November 2006.
BANK LINES OF CREDIT
Throughout fiscal 2005, the first quarter of fiscal 2006 and the majority of the second quarter of fiscal 2006, we had a $15.0 million revolving credit facility that could be used for letters of credit. This credit facility, which was to mature on March 31, 2007, was collateralized by first priority liens and security interests in our assets. Interest was based on either the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at the Company’s option and was payable monthly. In addition, we paid a fee of one-quarter of one percent of the average daily unused portion of this facility. The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the quarter ended December 31, 2005, as well as the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement, or the Agreement, with our lender on March 6, 2006, which replaced our original agreement signed by the Company and the lender on January 29, 2003. The terms of the Agreement allows us to borrow or obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in Cash Collateral in an amount equal to all issued and to be issued Letters of Credit. This credit facility is scheduled to mature on March 31, 2007. At March 31, 2006, standby letters of credit totaling $1.9 million were outstanding under the Agreement. Currently, we are in compliance with all the terms and conditions of the Agreement.
LETTERS OF CREDIT
At March 31, 2006 and September 30, 2005 we had $3.0 million and $3.2 million, respectively, of letters of credit outstanding that were collateralized by certain securities in our investment portfolio. These letters of credit were issued to secure performance bonds, insurance and two leases. We report the investments used to collateralize these letters of credit as Restricted investments on our Consolidated Balance Sheets.
CREDIT RISK
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.
GUARANTEES
In conjunction with our participation as a subcontractor in a three-year contract for pension-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. As of March 31, 2006, the remaining liability was $0.2 million, which is being amortized over the term of the contract. We believe that the probability is remote that the guarantee provision of this contract will be invoked.

Tier Technologies, Inc.

PERFORMANCE BONDS
Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer. We are required to pay fees to bond issuers in advance of the term of the bond. At March 31, 2006 and September 30, 2005, we included $22,000 and $110,000, respectively, of these fees in Prepaid expenses and other current assets on our Consolidated Balance Sheets. These fees are expensed over the life of each bond and are included in Direct costs on our Consolidated Statements of Operations. At March 31, 2006, we had $28.8 million of bonds posted with our customers. There were no claims pending against any of these bonds.
EMPLOYMENT AGREEMENTS
During fiscal 2005, four executives had employment agreements with us which entitled them to severance payments ranging from 1.2 to 1.5 years of base salary, if they are terminated without cause or if certain events occur resulting from a change of control of Tier. At March 31, 2006 our maximum obligation under these agreements was $1.9 million. In March 2006 we entered into Employment and Security Agreements with four executive officers and certain other key managers. Under the terms of these agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payments ranging in amounts equal to between six to twelve months of their current base salary. If these events had occurred at March 31, 2006, we would have been obligated to have paid as much as $3.8 million under these agreements. See Note 14—Subsequent Events for subsequent information regarding the cancellation of one of these agreements and an additional agreement that we entered into after March 31, 2006.
INDEMNIFICATION AGREEMENTS
As of March 31, 2006, we had entered into indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations. We are not able to estimate our maximum exposure under these agreements.
FORWARD LOSSES
Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract. In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenue over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any. As of March 31, 2006 and September 30, 2005, accruals totaling $2.9 million and $0.3 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets. Changes in the accrued forward loss are reflected in Direct costs on our Consolidated Statements of Operations.
CONSTRUCTION COMMITMENT
In January 2006, we entered into a contract to build and operate a facility. Under the terms of this three-year contract, we built this facility at a cost of $1.2 million and after construction we will operate this facility for the remaining term of the contract. Construction of this project was completed in June 2006 and was fully financed out of our operating cash and cash equivalents. No debt was issued to construct this facility.
NOTE 11—RELATED PARTY TRANSACTIONS
NOTES RECEIVABLE AND ACCRUED INTEREST RECEIVABLE
At March 31, 2006 and September 30, 2005, we had $4.1 million and $4.0 million, respectively, of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer. These notes mature in 2007 and bear interest rates ranging from 6.54% to 7.18%. The former Chairman pledged 387,490 shares of Tier common stock, with a market value of $3.1 million at March 31, 2006, as well

Tier Technologies, Inc.

as his residence, as collateral for these notes. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of Tier’s common stock.
These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in-capital in the shareholders’ equity section of our Consolidated Balance Sheets.
OTHER RELATED-PARTY TRANSACTIONS
We own a 47.37% interest in CPAS Systems, Inc., or CPAS, a Canadian entity that we account for using the equity method. During the three and six months ended March 31, 2006, we recognized $52,000 in revenue for services rendered in connection with a pension project. In addition, during the first quarter of fiscal 2006 we purchased $14,000 of software licenses from CPAS relating to the same project.
During the six months ended March 31, 2006 and 2005, one of our subsidiaries purchased $0.5 million and $0.1 million, respectively, of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with one of the members of our Board of Directors.
NOTE 12—SHARE-BASED PAYMENT
In June 2005 our shareholders approved the Amended and Restated 2004 Stock Incentive Plan or the Plan, which provides our Board of Directors discretion in creating employee equity incentives, which includes incentive and non-statutory stock options. Generally, these options vest as to 20% of the underlying shares each year on the anniversary date granted and expire in ten years. At March 31, 2006 there were 1,262,800 shares of common stock reserved for future issuance under the Plan.
On October 1, 2005 we adopted the provisions of FASB Statement No. 123R—Share-Based Payment, or SFAS 123R, a revision of FASB Statement No. 123—Accounting for Stock-Based Compensation. SFAS 123R requires companies to recognize the expense related to the fair value of its stock-based compensation awards. We elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes methodology. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. For the three and six months ended March 31, 2006 we recognized $0.3 million and $0.7 million, respectively, in stock-based compensation expense as required under SFAS 123R.
Prior to adopting SFAS 123R, we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25—Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123. Prior to the adoption of SFAS 123R, we did not include compensation expense for employee stock options in net income (loss), since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. The following table illustrates the effects on net loss after tax and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended March 31, 2005:

Tier Technologies, Inc.

	Three months ended	Six months ended
(in thousands, except per share data)	March 31, 2005	March 31, 2005

Net income	$1,805	$1,085
Less: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effect	524	1,394

Pro forma net income (loss)	$1,281	$(309)

Earnings (loss) per basic and diluted share:
As reported	$0.09	$0.06
Pro forma	$0.07	$(0.02)
Weighted-average shares used in computing:
Basic earnings (loss) per share	19,464	19,448
Diluted	19,539	19,573
We estimated the fair value of share-based options using the Black-Scholes model with the weighted-average assumptions noted in the following table. Expected volatilities were based on both the implied and historical volatility of the Company’s stock. In addition, we used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that we expect options granted to be outstanding. The interest rate for periods during the expected life of the option is based on the three-year U.S. Treasury note yields at the time of the grant.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Expected life (in years)	5.00	1.29	5.00	3.21
Interest rate	4.50%	4.18%	4.50%	4.18%
Volatility	48.04%	38.88%	48.04%	38.88%
Dividend yield	—	—	—	—
At three and six months ended March 31, 2006 and 2005, the weighted-average fair value of our granted options was $3.61 and $1.57, respectively, and $4.00 and $3.51, respectively. During the three and six months ended March 31, 2006 and 2005, the intrinsic value of the options exercised was $6,000 and $1,000, respectively, and $7,000 and $30,000, respectively.
Stock option activity for the six months ended March 31, 2006 is as follows:

			Weighted-average
	Shares under	Weighted-average	remaining	Aggregate intrinsic
(in thousands, except per share data)	option	exercise price	contractual term	value

Options outstanding at October 1, 2005	2,968	$10.34
Granted	38	8.36
Exercised	(10)	7.07
Forfeitures or expirations	(160)	9.42

Options outstanding at March 31, 2006	2,836	$10.38	6.15	$1,093

Options exercisable at March 31, 2006	2,012	$10.88	5.33	$957

As of March 31, 2006 $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.9 years.

Tier Technologies, Inc.

NOTE 13—RESTATEMENT OF PRIOR PERIOD RESULTS
As discussed previously, we have restated our financial statements for the quarter ended March 31, 2005. The following tables set forth certain unaudited Consolidated Statement of Operations data for the three months ended March 31, 2005. Our operating results for any one quarter are not necessarily indicative of results for any future period. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006, for additional information regarding this restatement.

	Three months ended March 31, 2005
(In thousands, except per share data)	As Reported	Adjustment	As Restated

Revenues	$35,277	$119	$35,396
Costs and expenses:
Direct costs	23,061	(173)	22,888
General and administrative	6,871	(232)	6,639
Selling and marketing	3,013	(324)	2,689
Depreciation and amortization	1,570	(2)	1,568

Total costs and expenses	34,515	(731)	33,784

Income before other income (loss) and income taxes	762	850	1,612
Other income	367	(135)	232

Income before income taxes	1,129	715	1,844
Provision for income taxes	20	19	39

Net income	$1,109	$696	$1,805
Basic and diluted loss per share	$0.06	$0.03	$0.09
Average shares issued and outstanding:
Basic	19,464	19,464	19,464
Diluted	19,539	19,539	19,539
The following tables set forth certain unaudited Consolidated Statement of Operations data for the six months ended March 31, 2005.

	Six months ended March 31, 2005
(In thousands, except per share data)	As Reported	Adjustment	As Restated

Revenues	$66,956	$200	$67,156
Costs and expenses:
Direct costs	44,944	(134)	44,810
General and administrative	13,751	(570)	13,181
Selling and marketing	5,592	(235)	5,357
Depreciation and amortization	3,120	(4)	3,116

Total costs and expenses	67,407	(943)	66,464

Income before other income (loss) and income taxes	(451)	1,143	692
Other income	646	(214)	432

Income before income taxes	195	929	1,124
Provision for income taxes	20	19	39

Net income	$175	$910	$1,085
Basic and diluted loss per share	$0.01	$0.05	$0.06
Average shares issued and outstanding:
Basic	19,448	19,448	19,448
Diluted	19,573	19,573	19,573

Tier Technologies, Inc.

NOTE 14—SUBSEQUENT EVENTS
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
On October 25, 2006, we filed Amendment 3 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.
On October 27, 2006, we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
On November 13, 2006, we filed our Quarterly Report on Form 10-Q/A for the period ended December 31, 2005.
On November 10, 2006, a law firm issued a press release stating that a class action suit had been filed on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. According to the press release, the suit alleges that Tier and certain of our former and/or current officers violated Sections 10(b) and 20(a) of the Securities Exchange Act, but did not identify the level of damages being sought. The press release states that the case is pending in the United States District Court for the Eastern District of Virginia. We have not been served with the complaint and are not able to estimate the probability or level of exposure associated with this purported complaint.

Tier Technologies, Inc.

RELATED PARTY TRANSACTIONS
James R. Weaver. Effective May 31, 2006, we entered into a Separation Agreement and Release, or the Separation Agreement, with James R. Weaver, who had served as our Chief Executive Officer, President and Chairman. Pursuant to the Separation Agreement, we agreed to pay to Mr. Weaver a total of $975,000 of severance, of which $700,000 was paid in a lump sum on June 8, 2006 and $275,000 is to be paid on November 30, 2006. We are also obligated to provide Mr. Weaver with 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also includes a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event occurs within two years. Finally, the Separation Agreement accelerated and immediately vested all 330,000 of Mr. Weaver’s unvested options. The Separation Agreement provided that these options and Mr. Weaver’s 563,039 previously vested options would expire 30 days after termination. Under the terms of the Separation Agreement, all of Mr. Weaver’s options expired as of June 30, 2006.
EMPLOYMENT AGREEMENT
Effective June 2006, the Company entered into a one-year employment agreement with Ronald Rossetti. Pursuant to the agreement, Mr. Rossetti is entitled to receive a base salary of $50,000 per month and a bonus of $50,000 per month. In the event that certain pre-defined events occur before the end of this one-year agreement, we would be obligated to compensate Mr. Rossetti these amounts through the remaining term of the one-year agreement. As of September 30, 2006, the maximum amount that could be paid under these agreements was $0.8 million.
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
CHANGES TO 401(k) PLAN
We announced that effective January 1, 2007 we will adopt a Safe Harbor non-elective employer contribution for our 401(k) Plan. The safe harbor contribution of three percent of plan-eligible compensation will be made to all plan-eligible employees. Our contributions to the 401(k) Plan will become vested at the time we make the contributions. We believe that our contribution to this plan will total approximately $1.0 million in fiscal year 2007.

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
We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the six months ended March 31, 2006 and 2005, contracts with our three largest clients and their constituents generated 27% and 22%, respectively, of our total revenues. Approximately 11% of our total revenues during the six months ended March 31, 2006 were produced by our contract with the State of Michigan, while 10% of our total revenues during the six months ended March 31, 2005 was produced by our contract with the State of Missouri. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. Thus, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.
Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. Approximately 66% of our revenues are generated by our transaction-based services including: 1) child support payment processing and related services for state government clients; and 2) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations. We believe that we will continue to earn a significant portion of our revenues from these transactional-based services for the foreseeable future. While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments. For example, each year the IRS rotates the order in which it lists the names of the two companies that provide payment processing services, because taxpayers often opt to use the first listed payment processing provider more frequently than the second listed payment processing provider. Since Tier is the second payment provider listed by the IRS in fiscal 2006, we expect that the proportion of our total revenues attributable to our IRS arrangement may be higher in fiscal 2007 than in 2006. We recognize revenues for transaction-based services at the time the services are performed.
Our software and systems integration segment primarily integrates our proprietary software products and licensed third-party software products into our clients’ business operations. During fiscal year 2005, we shifted our systems integration strategy from custom-developed solutions toward implementation and modification of packaged software—a strategy that we believe could increase profitability with a lower risk than building systems based on non-scalable functional requirements. We recognize these revenues on a time and materials basis, percentage-of-completion basis or at the time delivery is made, depending upon the terms of the contract and the requirements of associated accounting standards.

Tier Technologies, Inc.
RECENT EVENTS
The following events occurred recently related to our previously announced restatement of our financial statements for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005, as well as the resulting delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. For additional information regarding this restatement, see Amendment 3 to our Annual Report on 10-K/A for the fiscal year ended September 30, 2004, which was filed on October 25, 2006 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006. Subsequently, we also filed our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005 on November 13, 2006.
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

Tier Technologies, Inc.
he is no longer independent under SEC and Nasdaq rules, Mr. Rossetti was replaced on the Audit Committee by Samuel Cabot III, another independent director.
Unasserted Claim. On November 10, 2006, a law firm issued a press release stating that a class action suit had been filed on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. According to the press release, the suit alleges that Tier and certain of our former and/or current officers violated Sections 10(b) and 20(a) of the Securities Exchange Act, but did not identify the level of damages being sought. The press release states that the case is pending in the United States District Court for the Eastern District of Virginia. We have not been served with the complaint and are not able to estimate the probability or level of exposure associated with this purported complaint.
SEC Subpoena. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We intend to cooperate fully in this investigation.
RESULTS OF OPERATIONS
During the three and six months ended March 31, 2006, our revenues grew 6% and 15%, respectively, to $37.5 million and $77.4 million, respectively. However, due to an increase in costs and expenses, as a result of our reconciliation project at one of our payment processing centers, as well accounting and legal fees incurred in our restatement process, we incurred a net loss of $5.0 million and $3.2 million, respectively, for the three and six months ended March 31, 2006, a decline of $6.8 million and $4.3 million, respectively, from the net income reported in the same periods last year. Increased revenues resulted primarily from the contract with the State of Michigan, signed in December 2004, and the State of Indiana, signed in August 2005. These two contracts also resulted in an increase in direct costs as a direct correlation with increased revenues. Increased volume of tax payment transactions also contributed to the revenue growth as well as increased product and materials cost. The effect of this increase in revenues was offset in part by costs that we incurred to reconcile certain accounts for one of our payment processing centers; compensation costs associated with our implementation of Statement of Accounting Standards No. 123R—Stock-Based Payment, or SFAS 123R; and costs associated with an independent investigation initiated by the Audit Committee of our Board of Directors. In March 31, 2006, we also accrued $2.8 million to reflect losses that we expect to incur on one of our long-term contracts over the term of the contract, which ends in fiscal year 2009. A complete discussion of the variances in revenues and costs and expenses follows the table below, which provides an overview of changes in our results of operations for the three and six months ended March 31, 2006 from the same periods last year.

	Three months ended				Six months ended
	March 31,		Variance		March 31,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%	2006	2005	$ Amount	%

Revenues	$37,474	$35,396	$2,078	6%	$77,356	$67,156	$10,200	15%
Costs and expenses	43,620	33,784	9,836	29%	82,338	66,464	15,874	24%

(Loss) income before other income, income taxes	(6,146)	1,612	(7,758)	*	(4,982)	692	(5,674)	*
Other income	1,145	232	913	*	1,795	432	1,363	*

(Loss) income before income taxes	(5,001)	1,844	(6,845)	*	(3,187)	1,124	(4,311)	*
Provision for income taxes	—	39	(39)	*	5	39	(34)	(87)%

Net (loss) income	$(5,001)	$1,805	$(6,806)	*	$(3,192)	$1,085	$(4,277)	*

*Not meaningful
Additional detail about our period-over-period changes in our revenues and expenses is described in the following sections.
Revenues
During the three and six months ended March 31, 2006, revenues increased $2.1 million or 6% and $10.2 million or 15%, respectively, over the same periods last year. These increases primarily reflect period-over-period increases of 45% and 39%, respectively, earned by our Electronic Payment Processing, or EPP,

Tier Technologies, Inc.
segment, which resulted from an increase in the volume of transactions processed under new and pre-existing contracts. We believe the continued shift of consumer preference to paying government obligations electronically will result in additional revenue-producing opportunities for the EPP segment. The positive performance of the EPP segment during the three and six months ended March 31, 2006 was partially offset by period-over-period decreases of 22% and 4%, respectively, in the revenues earned by our PSSI segment, which has completed or is nearing completion of a number of contracts. The following table presents an analysis of the changes in the revenues earned by each of our reportable segments for the three and six months ended March 31, 2006 and 2005. Immediately following this table is a detailed discussion of the reasons for the increases and decreases in revenues earned by each of these operating segments.

	Three months ended				Six months ended
	March 31,		Variance		March 31,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%	2006	2005	$ Amount	%

Revenue, by segment:
EPP	$15,464	$10,631	$4,833	45%	$30,515	$22,016	$8,499	39%
GBPO	11,778	11,636	142	1%	23,854	21,128	2,726	13%
PSSI*	10,232	13,129	(2,897)	(22)%	22,987	24,012	(1,025)	(4)%

Total revenues	$37,474	$35,396	$2,078	6%	$77,356	$67,156	$10,200	15%

*Excludes revenues that are eliminated during the consolidation of our accounting results of $0.4 million and $4.5 million, respectively, for the three and six months ended March 31, 2005. To date, there have been no intercompany revenues generated during fiscal 2006 which would require elimination.
Electronic Payment Processing Segment, or EPP. Our EPP segment provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients. The revenues reported by our EPP segment reflect the number of contracts with clients, as well as the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.
During the three and six months ended March 31, 2006, the revenues generated by our EPP segment rose to $15.5 million and $30.5 million, respectively, which represents a $4.8 million or 45% increase and a $8.5 million or 39% increase, respectively, over the same periods last year. New contracts have contributed over $0.5 million and $1.3 million, respectively, of additional EPP revenues for the three and six months ended March 31, 2006 over the same periods last year. A net increase in the volume of transactions processed by our EPP segment has resulted in period-over-period revenue increases of $4.4 million and $7.3 million, respectively, during the three and six months ended March 31, 2006. We believe that these increases are largely attributable to changing consumer preference toward using electronic methods to pay federal, state, and local government obligations.
Government Business Processing Segment, or GBPO. Our GBPO segment provides governmental clients child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services. Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically three to five years in duration and we may receive contract extensions or renewals based on our clients’ past experiences with our company.
During the three and six months ended March 31, 2006, our GBPO segment generated $11.8 million and $23.9 million, respectively, in revenues, which represents a $0.1 million or 1% increase and $2.7 million or 13% increase, respectively, over the same periods last year. The increase is primarily attributable to $2.0 million and $6.3 million, respectively, of revenue generated during the three and six months ended March 31, 2006 from a five-year contract for child support processing services commenced in the second quarter of fiscal year 2005. This increase was offset by a $1.5 million and $3.2 million revenue decrease, respectively, for the three and six months ended March 31, 2006, due to the completion of several projects. In addition, lower rates and transaction volume resulted in a $0.4 million decrease in revenues for the three and six months ended March 31, 2006.
Packaged Software and Systems Integration Segment, or PSSI. Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers and systems integration services. Since the services provided by our

Tier Technologies, Inc.
PSSI segment are generally project-oriented, the contracts with our clients typically have a 1-3 year contract term, and may have subsequent maintenance and support phases. The revenue reported by our PSSI segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.
During the three and six months ended March 31, 2006, the revenues generated by our PSSI segment declined to $10.2 million and $23.0 million, respectively, which represents decreases of $2.9 million or 22% and $1.0 million or 4%, respectively, over the same periods last year. These decreases primarily resulted from $5.3 million and $5.5 million, respectively, of decreased revenues from contracts that were completed, nearing completion or entering the maintenance phase of the project during the three and six months ended March 31, 2006. In addition, decreases of $0.6 million and $1.0 million, respectively, for the three and six months ended March 31, 2006, in time and materials-based contracts also contributed to the overall decline in revenues. These decreases were partially offset by revenue increases from new contracts of $3.0 million and $5.1 million, for the three and six month periods ended March 31, 2006.
Costs and Expenses
During the three and six months ended March 31, 2006, costs and expenses totaled $43.6 million and $82.3 million, respectively, an increase of $9.8 million or 29% and $15.9 million or 24%, respectively, from the same periods last year. These increases are due primarily to increased direct costs as a result of the contract with the State of Michigan for a payment processing center that was signed in December 2004. We also incurred additional costs associated with the reconciliation of the accounts of one of our payment processing centers and additional costs associated with the restatement of our historical financial statements, including a special investigation undertaken by our Audit Committee. We will incur additional costs to complete these reconciliation and restatement initiatives in 2006; however, we do not expect these costs to recur in fiscal 2007. Finally, we also incurred first-time costs associated with our implementation of SFAS 123R. The following table provides an overview of operating costs and expenses for the three and six months ended March 31, 2006 and 2005:

	Three months ended				Six months ended
	March 31,		Variance		March 31,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%	2006	2005	$ Amount	%

Direct costs	$30,696	$22,888	$7,808	34%	$58,592	$44,810	$13,782	31%
General and administrative	8,859	6,639	2,220	33%	15,782	13,181	2,601	20%
Selling and marketing	2,740	2,689	51	2%	5,320	5,357	(37)	(1)%
Depreciation and amortization	1,325	1,568	(243)	(15)%	2,644	3,116	(472)	(15)%

Total costs and expenses	$43,620	$33,784	$9,836	29%	$82,338	$66,464	$15,874	24%

Direct costs. Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; credit card interchange fees and assessments; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients. Direct costs for the three and six months ended March 31, 2006 increased $7.8 million or 34% and $13.8 million or 31%, respectively, over the same period last year. For the three and six months ended March 31, 2006, these increases reflect $0.8 million and $2.6 million, respectively, of costs incurred to support a new contract in our GBPO segment; $0.3 million and $1.4 million, respectively, of consulting services related to the reconciliation of accounts at one of our payment processing centers; and $1.1 million and $1.5 million, respectively, of costs incurred to support a new contract in our PSSI segment. In addition, direct costs for the three and six months ended March 31, 2006 include a $2.8 million accrual for expected losses on a contract in our GBPO segment. The remaining increases for both periods resulted from an increase in rates and the number of transactions processed.
General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions, engineering, and information systems. General and administrative expenses for the three and six months ended March 31, 2006 increased $2.2 million or 33% and $2.6 million or 20%, respectively, from the same periods last year. This increase reflects $0.8 million and $1.5 million of additional employee-related expenses incurred during the three and six months ended March 31, 2006, respectively, including

Tier Technologies, Inc.
$0.2 million and $0.5 million, respectively, of stock-based compensation expenses resulting from our implementation of SFAS 123R on October 1, 2005. During the three and six months ended March 31, 2006 we also incurred $1.5 million and $1.7 million, respectively, of additional legal and consulting services primarily related to the restatement of our financial statements. The year-to-date increases were partially offset by $0.6 million in reduced outside services, primarily attributable to reduced consulting cost relating to the implementation of the Sarbanes-Oxley Act of 2002 during fiscal year 2005.
Selling and marketing. Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures. We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season. Selling and marketing expenses increased 2% and decreased 1%, respectively, to $2.7 million and $5.3 million, respectively, for the three and six months ended March 31, 2006, over the same periods last year. Selling and marketing expenses for the three months ended March 31, 2006 increased $0.1 million over the same period last year primarily due to the first-time inclusion of share-based payment compensation expense resulting from the implementation of SFAS 123R.
Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs. During the three and six months ended March 31, 2006, depreciation and amortization expenses decreased by $0.2 million or 15% and $0.5 million or 15%, respectively, from prior year results. This decrease was due to the absence of depreciation on assets, not directly attributed to projects, which became fully depreciated in previous periods.
Other Income (Loss)
Equity in net income (loss) of unconsolidated affiliate. During the three and six months ended March 31, 2006 we reported income of $0.5 million and $0.5 million, respectively, and during the three and six months ended March 31, 2005 we incurred losses of $0.1 million and $0.2 million, respectively, which represents our 47.37% share in the net income and losses incurred by investment in CPAS. The $0.6 million and $0.7 million improvement in CPAS’ performance for the three and six months ended March 31, 2006, respectively, over the same periods last year resulted primarily from CPAS’ successful contracting efforts in the current fiscal year.
Interest income, net. During the three and six months ended March 31, 2006, net interest income rose $0.3 million and $0.6 million, respectively, over the same periods last year. This increase reflects higher interest rates and an increase in the average daily balance of our investment portfolio.
Provision for income taxes. During the six months ended March 31, 2006 we reported $5,000 income tax expense, which represented expected minimum state tax payments. No income tax expense was recorded during the three months ended March 31, 2006. In accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, or SFAS 109, we established a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years. As a result, no net provisions for federal income taxes are reflected on our Consolidated Statements of Operations at March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintain a $15.0 million revolving credit facility that expires on March 31, 2007, of which $15.0 million may be used for letters of credit and additional borrowing. The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At March 31, 2006, there was approximately $1.9 million of standby letters of credit outstanding under this facility. The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contained certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the

Tier Technologies, Inc.
repurchase of common stock and the incurrence of additional debt. As of March 31, 2006, there were no outstanding borrowings under this facility. However, the delayed availability of our financial statements for the fiscal year ended September 30, 2005, and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. The agreement, which amends and restates the original agreement signed by Tier and the lender on January 29, 2003, made a number of significant changes, including the termination of the $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement, which expires on March 31, 2007, provides that Tier may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.
In addition to the letters of credit issued under the credit facility mentioned above, during the six months ended March 31, 2006 we had a $3.0 million letter of credit outstanding that was issued to secure performance bonds. This letter of credit was collateralized by certain securities in our investment portfolio at March 31, 2006.
Net Cash from Operating Activities. During the six months ended March 31, 2006, our operating activities provided $5.7 million of cash, including $3.2 million from net income and $8.1 million of non-cash items included in net income. During the six months ended March 31, 2006, $4.4 million of cash was also generated by a decrease in the balance of accounts receivable, due to successful collection efforts. These increases were partially offset by our use of $1.2 million of cash to support prepaid expenses and other assets and $2.1 million decrease in deferred revenues.
During the six months ended March 31, 2005, the operating activities of our continuing operations provided $2.3 million of cash, including $1.1 million of cash from net income and $4.5 million of non-cash items included in net income. In addition, during the six months ended March 31, 2005, $2.3 million of cash was generated by an increase in accounts payable and other accrued liabilities. These increases were partially offset by our use of $5.5 million of cash to support higher accounts receivable levels from increased sales.
Net Cash from Investing Activities. During the six months ended March 31, 2006, our investing activities used $12.8 million, of which $42.1 million was used to purchase available-for-sale investments and $32.2 million was generated by sales and maturities of available-for-sale investments. During the six months ended March 31, 2006, $2.4 million was generated when restricted securities matured, while $2.9 million was used to purchase restricted investments. In addition, $2.4 million was used to purchase equipment and software during the six months ended March 31, 2006.
During the six months ended March 31, 2005, we generated $1.6 million for investing activities, of which $17.0 million was provided by the sales and maturities of available-for-sale investments and $3.7 million and $0.8 million, respectively, was used to purchase available-for-sale investments and restricted investments. The overall increase in cash from investments was offset primarily by $4.0 million used to purchase CPAS and $6.8 million used to purchase equipment and software, which primarily was attributable to our Michigan operations.
Net Cash from Financing Activities. During the six months ended March 31, 2006, $38,000 of cash was provided by our financing activities. The increase represents $69,000 from issuance of our Class B common stock, partially offset by $31,000 of cash used in capital lease obligations.
During the six months ended March 31, 2005, our financing activities provided $388,000 of cash from the issuance of our Class B common stock, offset by $44,000 cash used in capital lease obligations.
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

Tier Technologies, Inc.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We have contractual obligations to make future payments on lease agreements, none of which currently have remaining terms that extend beyond five years. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time. The most significant purchase obligation is for contracts with our subcontractors. The following table presents our expected payments for contractual obligations that were outstanding at March 31, 2006:

		Due in	Due after	Due after
		1 year	1 year through	3 years through
(in thousands)	Total	or less	3 years	5 years

Capital leases (equipment)	$116	$68	$46	$2
Operating lease obligations:
Facilities leases	10,856	3,387	7,371	98
Equipment leases	208	102	106	—
Purchase obligations(1)
Subcontractor	698	587	111	—
Purchase order	298	298	—	—

Total contractual obligations	$12,176	$4,442	$7,634	$100

(1) Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.
None of our purchase obligations extend beyond five years.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our accounting policies, the following require estimates and assumptions that require complex subjective judgments by management, which can materially impact reported results: estimates of project costs and percentage of completion; estimates of effective tax rates, deferred taxes and associated valuation allowances; valuation of goodwill and intangibles; and estimated share-based compensation. Actual results could differ materially from management’s estimates.
For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Tier Technologies, Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at March 31, 2006, the fair value of the portfolio would decline by about $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding requirements not limited to financial disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2006. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and our inability to file this Quarterly Report on Form 10-Q within the required time period, our Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective. In light of the material weaknesses, in fiscal 2005, we implemented additional analyses and procedures we believe are necessary to ensure that financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. We have performed these additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the fiscal period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes described below occurred subsequent to the second quarter of fiscal 2006.
To address the material weaknesses in our internal control over financial reporting described above, we instituted a number of measures after September 30, 2005 that are expected to continue to improve the effectiveness of our internal controls, including the following:
•	The Board of Directors appointed a new Chairman and Chief Executive Officer during the third quarter of fiscal 2006;

•	We established and communicated an atmosphere of zero-tolerance for improper behavior;

•	We increased the formality and rigor around the operation of key accounting and financial disclosure controls, including the documentation and testing of key financial accounting controls and the implementation of appropriate policies and procedures to provide reasonable assurance of:
•	timely account reconciliations;

•	reasonable and accurate accounting estimates and accrued liabilities;

•	accurate reporting of notes receivable and related interest receivable;

•	accurate calculation and review of the revenues recognized using percentage-of-completion models;

Tier Technologies, Inc.
•	documentation of management’s review and approval of transactions; and

•	preparation and maintenance of appropriate support for accounting transactions.
Many of these remediation efforts were underway during the quarter ended March 31, 2006, and all were fully implemented after March 31, 2006. We believe that these remediation efforts remediated the material weaknesses that existed at March 31, 2006.
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
On November 10, 2006, a law firm issued a press release stating that a class action suit had been filed on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. According to the press release, the suit alleges that Tier and certain of our former and/or current officers violated Sections 10(b) and 20(a) of the Securities Exchange Act, but did not identify the level of damages being sought. The press release states that the case is pending in the United States District Court for the Eastern District of Virginia. We have not been served with the complaint and are not able to estimate the probability or level of exposure associated with this purported complaint.
ITEM 1A. RISK FACTORS
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
We have incurred losses in the past and we cannot ensure that we will be profitable. We have incurred losses in the past and we may do so in the future. While we reported net income from continuing operations in fiscal year 2005, we reported losses from continuing operations of a $63,000 (restated) in fiscal year 2004 and $5.4 million (restated) in fiscal year 2003.
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

Tier Technologies, Inc.
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
We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients. We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. During the six months ended March 31, 2006, our ten largest clients represented approximately half of our total revenues, including one contract that generated over 10% of our total revenues. Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.
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
Material weaknesses in our internal controls over financial reporting may result in adverse impact on our business. Our future success will depend in large part upon the timely remediation of the material weaknesses described in Item 4—Control and Procedures, beginning on page 27. Failure to address these weaknesses could delay or prevent our company from being re-listed on the Nasdaq Global Market and could impair our ability to retain and attract customers and employees.

Tier Technologies, Inc.
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

Tier Technologies, Inc.
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

Tier Technologies, Inc.
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

Tier Technologies, Inc.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock(1)

3.2	Amendment to the Company’s Amended and Restated Bylaws(1)

4.1	Rights Agreement, dated as of January 10, 2006, by and between Tier Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent(1)

4.2	Form of Rights Certificate(1)

10.1	Assumption Agreement as of January 6, 2006 by and between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank(2)

10.2	Security Agreement as of January 6, 2006 by and between EPOS Corporation and City National Bank(2)

10.3	Amended and Restated Credit and Security Agreement dated March 6, 2006 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
† Filed herewith.
(1)Filed as an exhibit to Form 8-K, filed on January 11, 2006, and incorporated herein by reference.
(2)Filed as an exhibit to Form 8-K, filed on January 11, 2006, and incorporated herein by reference.
(3)Filed as an exhibit to Form 8-K, filed on March 9, 2006, and incorporated herein by reference.

Tier Technologies, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: November 14, 2006
	By:	/s/ David E. Fountain
David E. Fountain
Chief Financial Officer (Principal Financial and Accounting Officer)