Form 10-Q
period 2006-06-30
TIER TECHNOLOGIES INC
filed 2006-11-22
CIK 1045150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 17, 2006, there were 20,383,606 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands)	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,621	$27,843
Investments in marketable securities	44,100	36,493
Accounts receivable, net	14,586	19,449
Unbilled receivables	2,550	3,094
Prepaid expenses and other current assets	2,899	3,680

Total current assets	85,756	90,559

Property, equipment and software, net	13,515	13,501
Long-term accounts receivable	1,191	1,560
Goodwill	37,567	37,567
Other intangible assets, net	22,946	26,147
Restricted investments	5,078	3,335
Investment in unconsolidated affiliate	4,107	3,590
Other assets	3,609	483

Total assets	$173,769	$176,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$1,902
Income taxes payable	6,900	7,113
Accrued compensation liabilities	5,675	5,139
Accrued subcontractor expense	2,309	3,226
Other accrued liabilities	12,513	7,738
Deferred income	5,045	7,795
Other current liabilities	63	98

Total current liabilities	33,703	33,011

Other liabilities	2,014	2,192

Total liabilities	35,717	35,203

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, authorized shares: 4,579: no shares issued or outstanding	—	—
Common stock and paid-in-capital—Shares authorized: 44,260; shares issued: 20,383 and 20,374; shares outstanding: 19,499 and 19,490	183,464	182,066
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(4,204)	(3,998)
Accumulated other comprehensive loss	(11)	(111)
Accumulated deficit	(32,513)	(27,734)

Total shareholders’ equity	138,052	141,539

Total liabilities and shareholders’ equity	$173,769	$176,742

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
		2005		2005
(in thousands, except per share data)	2006	(As restated)	2006	(As restated)

Revenues	$56,269	$49,331	$133,625	$116,487

Costs and expenses:
Direct costs	42,033	35,505	100,625	80,315
General and administrative	11,748	7,209	27,530	20,390
Selling and marketing	3,623	3,161	8,943	8,518
Depreciation and amortization	1,306	1,502	3,950	4,618

Total costs and expenses	58,710	47,377	141,048	113,841

(Loss) income before other income (loss) and income taxes	(2,441)	1,954	(7,423)	2,646

Other income (loss):
Equity in net income (loss) of unconsolidated affiliate	35	(138)	556	(380)
Realized loss on impairment of investments	—	(494)	—	(494)
Net interest income	859	382	2,133	1,056

Total other income (loss)	894	(250)	2,689	182

(Loss) income before income taxes	(1,547)	1,704	(4,734)	2,828
Income tax provision	40	203	45	242

Net (loss) income	$(1,587)	$1,501	$(4,779)	$2,586

Basic and diluted (loss) earnings per share	$(0.08)	$0.08	$(0.25)	$0.13

Weighted-average common shares used in computing:
Basic (loss) earnings per share	19,499	19,477	19,494	19,463
Diluted (loss) earnings per share	19,499	19,578	19,494	19,580
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
		2005		2005
(in thousands)	2006	(As restated)	2006	(As restated)

Net (loss) income	$(1,587)	$1,501	$(4,779)	$2,586

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) marketable securities	1	(230)	55	(429)
Less impact of realized losses (transferred out of AOCI and included in net (loss) income)	—	494	—	494

Foreign currency translation adjustment	56	(11)	45	6

Other comprehensive income	57	253	100	71

Comprehensive (loss) income	$(1,530)	$1,754	$(4,679)	$2,657

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	June 30,
		2005
(in thousands)	2006	(As restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income:	$(4,779)	$2,586
Non-cash items included in net (loss) income:
Depreciation and amortization	6,725	6,467
Realized loss on impairment of investments	—	494
Loss on retirement of equipment and software	283	—
Provision for doubtful accounts	957	297
Equity in (income) loss of unconsolidated affiliate	(556)	380
Accrued forward loss on contract	1,478	(188)
Share-based compensation	1,123	—
Net effect of changes in assets and liabilities:
Accounts receivable	4,819	(3,868)
Prepaid expenses and other assets	(2,345)	(1,813)
Accounts payable and accrued liabilities	1,996	1,430
Income taxes payable	(213)	50
Deferred income	(2,750)	(294)

Cash provided by operating activities	6,738	5,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(45,950)	(31,671)
Sales and maturities of marketable securities	37,164	34,001
Purchases of restricted investments	(3,878)	(780)
Maturities of restricted investments	3,367	—
Purchase of equipment and software	(3,688)	(9,005)
Investment in subsidiaries and unconsolidated affiliate	—	(4,102)
Other investing activities	—	(37)

Cash used in investing activities	(12,985)	(11,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	69	295
Capital lease obligations and other financing arrangements	(80)	(64)

Cash (used in) provided by financing activities	(11)	231
Effect of exchange rate changes on cash	36	30

Net decrease in cash and cash equivalents	(6,222)	(5,792)
Cash and cash equivalents at beginning of period	27,843	28,495

Cash and cash equivalents at end of period	$21,621	$22,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$43
Income taxes paid (refunded), net	$189	$(41)

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Equipment acquired under capital lease obligations and other financing arrangements	$64	$40
Common stock issued in lieu of acquisition cost for investment	$—	$79
Interest accrued on shareholder notes	$206	$212
See Notes to Consolidated Financial Statements

Tier Technologies, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Tier Technologies, Inc. provides transaction processing services and software and systems integration services to federal, state and local governments and other public sector clients. We provide our services through three segments:
•	Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients;

•	Government Business Process Outsourcing, or GBPO—focuses on child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services; and

•	Packaged Software and Systems Integration, or PSSI—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers, and systems integration services.
Our two principal subsidiaries, which are accounted for as part of our EPP and PSSI segments, include:
•	Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems, as well as transaction processing and settlement for electronic payment options to federal, state and municipal government agencies, educational institutions and other public sector clients; and

•	EPOS Corporation, or EPOS—provides interactive communications and transaction processing technologies to federal, state and municipal government agencies, educational institutions and other public sector clients.
We also own 46.96% of the outstanding common stock of CPAS Systems, Inc., or CPAS, a global supplier of pension administration software systems.
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
The financial statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. We account for our 46.96% investment in CPAS (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. We purchased 47.37% of the outstanding common stock of CPAS on October 1, 2004 for $3.6 million. Effective May 1, 2006, this percentage decreased to 46.96% due to the exercise of options to purchase 27,500 shares of CPAS’ common stock by certain CPAS’ employees. As of June 30, 2006, our Consolidated Balance Sheet reflects $4.1 million in Investment in unconsolidated affiliate which represents our $1.4 million equity in the underlying assets of CPAS and $2.7 million of goodwill.
Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. We believe that near-term changes could reasonably impact the following estimates: project costs and percentage of completion; effective tax rates, deferred taxes and associated valuation allowances; collectibility of receivables; stock-

Tier Technologies, Inc.
based compensation; and valuation of goodwill, intangibles and investments. Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.
Our financial results for the three and nine month periods ended June 30, 2005 have been restated. See our Annual Report on Form 10-K filed on October 27, 2006 and Note 13—Restatement of Prior Period Results for additional information regarding this restatement.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
SFAS 154—Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154—Accounting Changes and Error Corrections, or SFAS 154. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate.
SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.
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

Tier Technologies, Inc.
its interest holders. Enterprises are required to apply this FSP prospectively effective on the first day of the reporting period beginning after June 15, 2006. Beginning on July 1, 2006, we will apply this FSP to any future ventures.
FSP 115-1 and 124-1—Impairment of Investments. In November 2005, FASB Staff Position 115-1 and 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, FSP 115-1 and 124-1, was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. On October 1, 2005, we adopted this standard. The adoption of this standard has not had a material impact on our financial position or results of operations.
FSP 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FASB Staff Position 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Beginning on October 1, 2005, we adopted SFAS 123R, as described in Note 12—Share-Based Payment.
NOTE 3—CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. For the nine months ended June 30, 2006 and 2005, the revenues from our largest customer represented $26.9 million, or 20.1%, and $17.5 million, or 15.0%, respectively, of our total revenues.
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
We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheets. As shown in the following table, at June 30, 2006 and September 30, 2005, the balance of our Accounts receivable, net was $14.6 million and $19.4 million, respectively.

Tier Technologies, Inc.

(in thousands)	June 30, 2006	September 30, 2005

Accounts receivable from:
Customers	$15,541	$18,017
Recipients of misposted payments	1,617	1,843
Payers of NSF child support	769	743

Total accounts receivable	17,927	20,603

Allowance for uncollectible accounts receivable:
Customers	(1,101)	(632)
Recipients of misposted payments	(1,347)	(1,375)
Payers of NSF child support	(751)	(632)

Total allowance for uncollectible accounts	(3,199)	(2,639)

Short-term accounts receivable retainer	1,049	3,045
Less: Long-term accounts receivable	(1,191)	(1,560)

Accounts receivable, net	$14,586	$19,449

At June 30, 2006 and September 30, 2005, one customer accounted for 21.7% and 18.8%, respectively, of total customer accounts receivable. At June 30, 2006, we also had $1.2 million of receivables from one customer that we expected to receive over one to three years, which we classified as Long-term accounts receivable on our Consolidated Balance Sheets.
Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At June 30, 2006 and September 30, 2005, Accounts receivable, net included $1.0 million and $3.0 million, respectively, of retainers that we expected to receive in one year. In addition, there were $3.4 million and $0.3 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.
Unbilled Receivables. Unbilled receivables represent revenues that Tier has earned for the work that has been performed to-date that cannot be billed under the terms of the respective contract until we have completed specific project milestones or the customer has accepted our work. At June 30, 2006 and September 30, 2005, unbilled receivables, which were all expected to become billable in one year, were $2.6 million and $3.1 million, respectively. At June 30, 2006, two customers accounted for 36.4% and 23.2%, of total unbilled receivables and at September 30, 2005, two customers accounted for 55.5% and 32.5% of unbilled receivables.
NOTE 4—INVESTMENTS
Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $5.1 million at June 30, 2006 and $3.3 million at September 30, 2005 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in September 2008. These investments are reported as Restricted investments on the Consolidated Balance Sheets.
In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that Tier purchased the securities) are classified as cash equivalents. We exclude from cash equivalents certain investments, such as mutual funds and auction rate securities. Securities, such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities. Except for our investment in CPAS and our restricted investments, all our investments are categorized as available-for-sale under SFAS No. 115. As such, our securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.
     The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

Tier Technologies, Inc.

	June 30, 2006			September 30, 2005
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
(in thousands)	cost	loss	fair value	cost	loss	fair value

Cash equivalents:
Money market	$5,373	$—	$5,373	$11,272	$—	$11,272

Total investments included in cash and cash equivalents	5,373	—	5,373	11,272	—	11,272

Investments in marketable securities:
Debt securities:
Auction rate certificates	44,100	—	44,100	30,888	(13)	30,875
U.S. government sponsored enterprise obligations	—	—	—	1,629	(7)	1,622
Equity securities	—	—	—	1,000	—	1,000
Commercial paper	—	—	—	2,996	—	2,996

Total short-term investments	44,100	—	44,100	36,513	(20)	36,493

Restricted investments:
U.S. government sponsored enterprise obligations	3,200	—	3,200	3,370	(35)	3,335
Certificate of deposit	1,878	—	1,878	—	—	—

Total investments available-for-sale	5,078	—	5,078	3,370	(35)	3,335

Total investments	$54,551	$—	$54,551	$51,155	$(55)	$51,100

The fair value of contractual maturities of debt securities classified as Investments in marketable securities at June 30, 2006 and September 30, 2005 are:

(in thousands)	June 30, 2006	September 30, 2005

Within one year	$—	$5,647
Greater than ten years	44,100	26,850

Total	$44,100	$32,497

We evaluate certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that management considers when evaluating for other-than-temporary impairment include: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer, interest rates, credit risk; the value of any underlying portfolios or investments; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We do not adjust the recorded book value for declines in fair value that we believe are temporary, if we have the intent and ability to hold the associated investments for the foreseeable future and we have not made the decision to dispose of the securities as of the reported date.
If we determine impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and realize a loss on the investment. At June 30, 2006 and September 30, 2005, we do not believe that any of our investments were other-than-temporarily impaired. However, during the quarter ended June 30, 2005, we concluded that our investments in two mutual funds were other-than-temporarily impaired and realized a $0.5 million loss on these investments. This loss is included in Realized loss on impairment of investments on the Consolidated Statements of Operations.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
We did not incur any changes to the carrying amount of goodwill during the nine months ended June 30, 2006. The balance of goodwill at June 30, 2006 and September 30, 2005 was $37.6 million.
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal year 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests. No such events occurred during the nine months ended June 30, 2006.

Tier Technologies, Inc.
At June 30, 2006 and September 30, 2005, other intangible assets, net, consisted of the following:

		June 30, 2006			September 30, 2005
	Amortization		Accumulated			Accumulated
(in thousands)	period	Gross	amortization	Net	Gross	amortization	Net

Client relationships	10 years	$28,749	$(10,457)	$18,292	$28,749	$(8,301)	$20,448
Technology & research and development	3-10 years	4,289	(1,772)	2,517	5,029	(1,870)	3,159
Trademarks	6-10 years	3,214	(1,261)	1,953	3,214	(1,019)	2,195
Non-compete agreements	2-3 years	615	(431)	184	615	(270)	345

Other intangible assets, net		$36,867	$(13,921)	$22,946	$37,607	$(11,460)	$26,147

Amortization expense for other intangible assets was $3.2 million during the nine months ended June 30, 2006.
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended		Nine months ended
	June 30,		June 30,
		2005		2005
(in thousands, except per share amounts)	2006	(As restated)	2006	(As restated)

Numerator:
Net (loss) income	$(1,587)	$1,501	$(4,779)	$2,586

Denominator:
Weighted-average common shares outstanding	19,499	19,477	19,494	19,463
Effects of dilutive common stock options	—	101	—	117

Adjusted weighted-average shares	19,499	19,578	19,494	19,580

Basic and diluted (loss) earnings per share	$(0.08)	$0.08	$(0.25)	$0.13

The following options to purchase shares of common stock are not included in the computation of diluted (loss) earnings per share because the exercise price is greater than the average market price of our common stock for the periods stated and therefore, the effect would be anti-dilutive:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Weighted-average options excluded from computation of diluted (loss) earnings per share	1,807	2,472	2,184	2,434

Range of exercise prices per share:
High	$20.70	$20.70	$20.70	$20.70
Low	$6.96	$6.96	$6.96	$6.96
In addition, 95,000 and 118,000, respectively, of common stock equivalents were excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2006, since their effect would have been anti-dilutive.
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

	Three months ended					Nine months ended
(in thousands)	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total

June 30, 2006:
Revenues	$33,869	$10,657	$11,743	$—	$56,269	$64,384	$34,511	$34,730	$—	$133,625
Direct costs	$26,950	$7,403	$7,801	$(121)	42,033	$49,487	$28,814	$22,697	$(373)	$100,625

June 30, 2005 (as Restated):
Revenues	$23,516	$12,549	$13,679	$(413)	$49,331	$45,532	$33,677	$42,148	$(4,870)	$116,487
Direct costs	$17,790	$9,342	$8,945	$(572)	35,505	$33,550	$23,441	$27,037	$(3,713)	$80,315

(1)	During the three and nine months ended June 30, 2006 and 2005, the revenues from one customer produced 58.5% and 41.8%, respectively, and 54.1% and 38.4%, respectively, of the revenues for the EPP segment.

(2)	During the three and nine months ended June 30, 2006 and 2005, the revenues from one customer produced 41.5% and 37.7%, respectively, and 25.4% and 16.3%, respectively, of the revenues for the GBPO segment. During the three and nine months ended June 30, 2006 and 2005, the revenues from another customer produced 18.0% and 16.4%, respectively, and 14.9% and 16.5%, respectively, of the revenues for the GBPO segment.

(3)	During the three and nine months ended June 30, 2006, the revenues from one customer produced 32.0% and 26.6%, respectively, of the revenues for the PSSI segment. During the same periods in fiscal 2005, the revenues from this customer produced 26.4% and 26.8%, respectively, of the revenues for the PSSI segment.
Many of our assets are either corporate assets or are shared by multiple segments. As such, we do not account for total assets by business segment separately.
NOTE 9—RESTRUCTURING
During fiscal year 2004, we incurred facility closure and severance costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia. During the fourth quarter of fiscal year 2005, we also moved our Financial Institution Data Match Program offices from New Jersey to Michigan. The severance and office closure costs associated with both of these relocations are shown as General and administrative expenses in our Consolidated Statements of Operations. Finally, as the result of the acquisition of OPC in July 2002, we assumed certain liabilities for restructuring costs that OPC had previously recognized with the involuntary termination of employees and the consolidation of facilities. No restructuring expense was incurred in the three or nine months ended June 30, 2006.
The following table summarizes the restructuring liabilities from September 30, 2005 to June 30, 2006:

		Facilities
(in thousands)	Severance	closures	Total

Balance at September 30, 2005	$330	$610	$940
Additions	—	—	—
Cash payments	(183)	(147)	(330)

Balance at June 30, 2006	$147	463	610

As shown in the preceding table, we had $0.6 million of restructuring liabilities at June 30, 2006. A total of $0.4 million of these liabilities was included in Other liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheet. We expect to pay $0.2 million, $0.2 million and $0.2 million of these liabilities during fiscal years 2006, 2007 and 2008, respectively.

Tier Technologies, Inc.
NOTE 10—CONTINGENCIES AND COMMITMENTS
LEGAL ISSUES
From time to time during the normal course of business, we are party to litigation and/or other claims. At June 30, 2006, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows. At June 30, 2006 and September 30, 2005, we had legal accruals of $1.9 million and $1.0 million, respectively, based on estimates of key legal matters. In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry. We have cooperated and intend to fully cooperate with the investigation and, therefore, will continue to incur legal costs. In addition, we established a reserve to cover legal expenses directly relating to the restatement of our previously issued financial statements, including fees relating to the Audit Committee investigation that commenced in December 2005. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We intend to cooperate fully in this investigation. See Note 14—Subsequent Events for shareholder litigation that we became aware of in November 2006.
BANK LINES OF CREDIT
Throughout fiscal 2005, the first quarter of fiscal 2006 and the majority of the second quarter of fiscal 2006, we had a $15.0 million revolving credit facility that could be used for letters of credit. This credit facility, which was to mature on March 31, 2007, was collateralized by first priority liens and security interests in our assets. Interest was based either on the adjusted LIBOR rate plus 2.25% or on the lender’s announced prime rate at our option and was payable monthly. In addition, we paid a fee of one-quarter of one percent of the average daily unused portion of this facility. The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the quarter ended December 31, 2005, as well as the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement, or the Agreement, with our lender on March 6, 2006, which replaced our original agreement signed on January 29, 2003. The terms of the Agreement allows us to borrow or obtain letters of credit up to a total of $15.0 million and also grants the lender a perfected security interest in Cash Collateral in an amount equal to all issued and to be issued Letters of Credit. This credit facility is scheduled to mature on March 31, 2007. At June 30 2006, standby letters of credit totaling $1.9 million were outstanding under the Agreement. These letters of credit were issued to secure performance bonds, insurance and a lease. Currently, we are in compliance with all the terms and conditions of the Agreement.
LETTERS OF CREDIT
At June 30, 2006 and September 30, 2005, we had $3.0 million and $3.2 million, respectively, of letters of credit outstanding that were collateralized by certain securities in our investment portfolio. These letters of credit were issued to secure performance bonds and a lease. We report the investments used to collateralize these letters of credit as Restricted investments on our Consolidated Balance Sheets.
CREDIT RISK
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.
GUARANTEES
In conjunction with our participation as a subcontractor in a three-year contract for pension-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. As of June 30, 2006, the remaining liability was $0.2 million, which is being amortized over the term of the contract. We believe that the probability is remote that the guarantee provision of this contract will be invoked.

Tier Technologies, Inc.
PERFORMANCE BONDS
Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer. Fees for obtaining the bonds are expensed over the life of each bond and are included in direct costs. At June 30, 2006, we had $21.2 million of bonds posted with our customers. There were no claims pending against any of these bonds.
EMPLOYMENT AGREEMENTS
As of June 30, 2006, four executives, including our newly appointed Chief Executive Officer, had employment agreements with us which entitled them to severance payments ranging from 0.9 to 1.5 years of base salary, if they are terminated without cause or if certain events occur resulting from a change of control of Tier. At June 30, 2006, we could have paid as much as $2.0 million under these agreements if these events had occurred. In March 2006, we entered into Employment and Security Agreements with four executive officers and certain other key managers. Under the terms of these agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payments ranging between six to twelve months of their current base salary. If these events had occurred at June 30, 2006, we would have been obligated to have paid as much as $4.2 million under these agreements.
Effective May 31, 2006, we entered into a Separation Agreement and Release, or the Separation Agreement, with James R. Weaver, who had served as our Chief Executive Officer, President and Chairman. Pursuant to the Separation Agreement, we agreed to pay to Mr. Weaver a total of $975,000 of severance, of which $700,000 was paid in a lump sum on June 8, 2006 and $275,000 is to be paid on November 30, 2006. We are also obligated to provide Mr. Weaver with 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also includes a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event were to occur within two years of the effective date of the Separation Agreement. Finally, the Separation Agreement accelerated and immediately vested all 330,000 of Mr. Weaver’s unvested options. The Separation Agreement provided that these options and Mr. Weaver’s 563,039 previously vested options would expire 30 days after termination. Under the terms of the Separation Agreement, all options expired as of June 30, 2006.
Effective June 2006, we entered into a one-year employment agreement with Ronald Rossetti. Pursuant to the agreement, Mr. Rossetti is entitled to receive a base salary of $50,000 per month and a bonus of $50,000 per month. In the event that certain pre-defined events occur before the end of this one-year agreement, we would be obligated to compensate Mr. Rossetti these amounts through the remaining term of the one-year agreement. As of June 30, 2006, the maximum amount that could be paid under this agreement is $1.1 million.
INDEMNIFICATION AGREEMENTS
As of June 30, 2006, we had entered into indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations. We are not able to estimate our maximum exposure under these agreements.
FORWARD LOSSES
Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract. In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any. As of June 30, 2006 and September 30, 2005, accruals totaling $1.9 million and $0.3 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets. Changes in the accrued forward losses are reflected in Direct costs on our Consolidated Statements of Operations.

Tier Technologies, Inc.
NOTE 11—RELATED PARTY TRANSACTIONS
NOTES RECEIVABLE AND ACCRUED INTEREST RECEIVABLE
At June 30, 2006 and September 30, 2005, we had $4.2 million and $4.0 million, respectively, of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer. These notes mature in 2007 and bear interest rates ranging from 6.54% to 7.18%. The former Chairman pledged 387,490 shares of Tier common stock, with a market value of $2.4 million at June 30, 2006, as well as his residence, as collateral for these notes. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of Tier’s common stock.
These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in-capital in the shareholders’ equity section of our Consolidated Balance Sheets.
OTHER RELATED-PARTY TRANSACTIONS
We own a 46.96% interest in CPAS Systems, Inc., or CPAS, a Canadian entity that we account for using the equity method. During the nine months ended June 30, 2006, we recognized $52,000 in revenue for services rendered in connection with a pension project for which CPAS is acting as our subcontractor. In addition, we purchased $0.2 million of software licenses from CPAS relating to the same project.
During the nine months ended June 30, 2006 and 2005, one of our subsidiaries purchased $0.5 million and $67,000, respectively, of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with one of the members of our Board of Directors.
NOTE 12—SHARE-BASED PAYMENT
In June 2005 our shareholders approved the Amended and Restated 2004 Stock Incentive Plan, or the Plan, which provides our Board of Directors discretion in creating employee equity incentives, which includes incentive and non-statutory stock options. Generally, these options vest as to 20% of the underlying shares each year on the anniversary date granted and expire in ten years. At June 30, 2006 there were 2,641,981 shares of common stock reserved for future issuance under the Plan.
On October 1, 2005 we adopted the provisions of FASB Statement No. 123R—Share-Based Payment, or SFAS 123R, a revision of FASB Statement No. 123—Accounting for Stock-Based Compensation. SFAS 123R requires companies to recognize the expense related to the fair value of their stock-based compensation awards. We elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes methodology. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. For the three and nine months ended June 30, 2006, we recognized $0.4 million and $1.1 million, respectively, in stock-based compensation expense as required under SFAS 123R.
Prior to adopting SFAS 123R, we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25—Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123. Prior to the adoption of SFAS 123R, we did not include compensation expense for employee stock options in net income (loss), since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. The following table illustrates the effects on net income after tax and net earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended June 30, 2005:

Tier Technologies, inc.

	Three months ended	Nine months ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005

Net income (restated)	$1,501	$2,586
Less: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax effect	723	1,988

Pro forma net income	$778	$598

Net income per basic and diluted share:
As reported	$0.08	$0.13
Pro forma	$0.04	$0.03
We estimated the fair value of share-based options using the Black-Scholes model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of our stock. In addition, we used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the three-year U.S. Treasury yields in effect at the time of the grant.

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Expected life (in years)	5.00	5.00	5.00	4.49
Interest rate	4.88%	3.72%	4.88%	3.72%
Volatility	46.99%	44.37%	46.99%	44.37%
Dividend yield	—	—	—	—
At three and nine months ended June 30, 2006 and 2005, the weighted-average fair value of our options granted during the period was $4.11 and $4.07, respectively, and $3.50 and $4.08, respectively. During the three and nine months ended June 30, 2006, the intrinsic value of options exercised was zero and $7,000, respectively. During the three and nine months ended June 30, 2005, the intrinsic value of options exercised was not material.
Stock option activity for the nine months ended June 30, 2006 is as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
(in thousands, except per share data)	option	price	term	value

Options outstanding at October 1, 2005	2,968	$10.34
Granted	113	8.59
Exercised	(10)	7.07
Forfeitures or expirations	(1,707)	10.42

Options outstanding at June 30, 2006	1,364	$10.13	6.84	$45

Options exercisable at June 30, 2006	826	$10.55	5.89	$45

During the third quarter of fiscal 2006 we entered into a Separation Agreement with our former Chief Executive Officer, terminating his employment with us effective May 31, 2006. Pursuant to that agreement, all unvested shares became fully vested as of May 31, 2006 and all options expired June 30, 2006. The accelerated vesting resulted in a modification of the previous awards and had a weighted average exercise price of $6.20.
As of June 30, 2006 a total of $1.9 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 1.8 year weighted-average period.
NOTE 13—RESTATEMENT OF PRIOR PERIOD RESULTS
BACKGROUND FOR THE RESTATEMENT OF OUR HISTORICAL FINANCIAL STATEMENTS
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

Tier Technologies, Inc.
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
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005
The following tables set forth certain unaudited Consolidated Statement of Operations data for the three and nine months ended June 30, 2005. Our operating results for any one quarter are not necessarily indicative of results for any future period. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006, for additional information regarding this restatement.

	Three months ended June 30, 2005
(In thousands, except per share data)	As reported	Adjustment	As restated

Revenues	$49,649	$(318)	$49,331
Costs and expenses:
Direct costs	35,521	(16)	35,505
General and administrative	7,445	(236)	7,209
Selling and marketing	3,161	—	3,161
Depreciation and amortization	1,504	(2)	1,502

Total costs and expenses	47,631	(254)	47,377

Income before other income (loss) and income taxes	2,018	(64)	1,954
Other income	(125)	(125)	(250)

Income before income taxes	1,893	(189)	1,704
Provision for income taxes	172	31	203

Net income	$1,721	$(220)	$1,501

Basic and diluted loss per share	$0.09	$(0.01)	$0.08

Average shares issued and outstanding:
Basic	19,477	19,477	19,477
Diluted	19,578	19,578	19,578

Tier Technologies, Inc.
The following tables set forth certain unaudited Consolidated Statement of Operations data for the nine months ended June 30, 2005.

	Nine months ended June 30, 2005
(In thousands, except per share data)	As reported	Adjustment	As restated

Revenues	$116,605	$(118)	$116,487
Costs and expenses:
Direct costs	80,465	(150)	80,315
General and administrative	21,196	(806)	20,390
Selling and marketing	8,753	(235)	8,518
Depreciation and amortization	4,624	(6)	4,618

Total costs and expenses	115,038	(1,197)	113,841

Income before other income (loss) and income taxes	1,567	1,079	2,646
Other income	521	(339)	182

Income before income taxes	2,088	740	2,828
Provision for income taxes	192	50	242

Net income	$1,896	$690	$2,586

Basic and diluted loss per share	$0.10	$0.03	$0.13

Average shares issued and outstanding:
Basic	19,463	19,463	19,463
Diluted	19,580	19,580	19,580
NOTE 14—SUBSEQUENT EVENTS
REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
The following table summarizes the dates that we filed certain key reports with the Securities and Exchange Commission:

Report name	Period covered by report	Date filed

Annual Report on Form 10-K/A (Amendment 3)	Fiscal year ended September 30, 2004	October 25, 2006

Annual Report on Form 10-K	Fiscal year ended September 30, 2005	October 27, 2006

Quarterly Report on Form 10-Q/A	Quarter ended December 31, 2005	November 13, 2006

Quarterly Report on Form 10-Q	Quarter ended March 31, 2006	November 14, 2006
CLAIMS
On November 20, 2006, the Company was served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former and/or current officers violated the Securities Exchange Act of 1934, but did not identify the level of damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.
SYSTEM OUTAGE
Between October 2, 2006 and October 5, 2006, an outage occurred with one of the systems we use to serve one of our large customers. Because of this outage, we may incur penalties under the provisions of the related contract. We are not able to determine the amount of penalties, if any, that will be assessed; however, we preliminarily estimate that the penalties could range from zero to $0.8 million.

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
We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the nine months ended June 30, 2006 and 2005, contracts with our three largest clients and their constituents generated 37% and 28%, respectively, of our total revenues. During the nine months ended June 30, 2006 and 2005, approximately 20% and 15%, respectively, of our total revenues were earned from our Internal Revenue Service contract. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. Thus, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.
Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. Over 70% of our revenues are generated by our transaction-based services including: 1) child support payment processing and related services for state government clients; and 2) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations. We believe that we will continue to earn a significant portion of our revenues from these transactional-based services for the foreseeable future. While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments. For example, each year the IRS rotates the order in which it lists the names of the two companies that provide payment processing services, because taxpayers often opt to use the first listed payment processing provider more frequently than the second listed payment processing provider. Since Tier is the second payment processor listed by the IRS in fiscal 2006, we expect that the total revenues that we will earn from our arrangement with the IRS may be higher in fiscal 2007 than we expect to earn during all of fiscal 2006. We recognize revenues for transaction-based services at the time the services are performed.
Our software and systems integration segment primarily integrates our proprietary software products and licensed third-party software products into our clients’ business operations. During fiscal year 2004, we changed our systems integration strategy from custom-developed solutions to implementation and modification of packaged software—a strategy that we believe could increase profitability with a lower risk than building systems based on non-scalable functional requirements. We recognize these revenues on a time and material basis, percentage-of-completion basis or at the time delivery is made, depending upon the terms of the contract and the requirements of associated accounting standards.
RECENT EVENTS
The following events occurred recently related to our previously announced restatement of financial statements for fiscal years 2002 through 2004 and for the fiscal quarters of 2004 and 2005, as well as the

Tier Technologies, Inc.
resulting delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. For additional information regarding this restatement, see Amendment 3 to our Annual Report on 10-K/A for the fiscal year ended September 30, 2004, which was filed on October 25, 2006 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006. Subsequently, we also filed our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005 on November 13, 2006, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 on November 14, 2006.
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
Delisting by Nasdaq. On May 23, 2006, we received a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel, informing us of the Panel’s determination to delist our securities, effective at the open of business on May 25, 2006. In reaching its determination, the Panel cited: 1) concerns about the quality and timing of our communications with the Panel and the public regarding an independent investigation performed by the Audit Committee of our Board of Directors; and 2) our failure to file our Annual Report on Form 10-K for fiscal year 2005 or our Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2006. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However, on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist our common stock. We intend to apply for re-listing once we have filed all required reports with the Securities and Exchange Commission.
Management Changes. On May 31, 2006, we announced the resignation of James R. Weaver, our Chief Executive Officer, President and Chairman, following a recommendation by the Audit Committee of our Board of Directors that his employment with Tier be terminated. Ronald L. Rossetti, a member of our Board of Directors and the Audit Committee, agreed to serve as our Chief Executive Officer and Chairman. Because he is no longer independent under SEC and Nasdaq rules, Mr. Rossetti was replaced on the Audit Committee by Samuel Cabot III, another independent director.
SEC Subpoena. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. Tier has cooperated, intends to continue to cooperate fully in this investigation.

Tier Technologies, Inc.
Claim. On November 20, 2006, the Company was served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former and/or current officers violated the Securities Exchange Act of 1934, but did not identify the level of damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.
RESULTS OF OPERATIONS
During the three and nine months ended June 30, 2006, our revenues grew 14% and 15%, respectively, to $56.3 million and $133.6 million, respectively. However, due to an increase in costs and expenses, as a result of our reconciliation project at one of our payment processing centers, as well as accounting and legal fees incurred in our restatement process, we incurred a net loss of $1.6 million and $4.8 million, respectively, for the three and nine months ended June 30, 2006, a decline of $3.1 million and $7.4 million, respectively, from the net income reported in the same periods last year. Two contracts signed in December 2004 and August 2005 resulted in increases to both our revenues and our direct costs. In addition, our revenues increased as a result of an increase in the volume of transactions processed by our Electronic Payment Processing, or EPP, segment. The effect of the revenue increase was offset by costs that we incurred to reconcile certain accounts for one of our payment processing centers; compensation costs associated with our implementation of Statement of Accounting Standards No. 123R—Share-Based Payment, or SFAS 123R; and costs associated with an independent investigation initiated by the Audit Committee of our Board of Directors, as well as other legal and accounting costs associated with our restatement. In addition, our direct costs for the nine months ended June 30, 2006 reflect $1.5 million of losses that we expect to incur over the duration of two long-term contracts. A complete discussion of the variances in revenues and costs and expenses follows the table below, which provides an overview of changes in our results of operations for the three and nine months ended June 30, 2006 from the same periods last year.

	Three months ended				Nine months ended
	June 30,		Variance		June 30,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%	2006	2005	$ Amount	%

Revenues	$56,269	$49,331	$6,938	14%	$133,625	$116,487	$17,138	15%
Costs and expenses	58,710	47,377	11,333	24%	141,048	113,841	27,207	24%

(Loss) income before other income, income taxes	(2,441)	1,954	(4,395)	*	(7,423)	2,646	(10,069)	*
Other income (loss)	894	(250)	1,144	*	2,689	182	2,507	*

(Loss) income before income taxes	(1,547)	1,704	(3,251)	*	(4,734)	2,828	(7,562)	*
Provision for income taxes	40	203	(163)	(80)%	45	242	(197)	(81)%

Net (loss) income	$(1,587)	$1,501	$(3,088)	*	$(4,779)	$2,586	$(7,365)	*

*	Not meaningful
Additional detail about our period-over-period changes in our revenues and expenses is described in the following sections.
Revenues
During the three and nine months ended June 30, 2006, total revenues increased $6.9 million or 14% and $17.1 million or 15%, respectively, over the same periods last year. These increases primarily reflect period-over-period increases of 44% and 41%, respectively, in revenues earned by our EPP segment, which resulted from an increase in the volume of transactions processed under new and pre-existing contracts. We believe the continued shift of consumer preference to paying government obligations electronically will result in additional revenue-producing opportunities for our EPP segment. The positive performance of our EPP segment during the three and nine months ended June 30, 2006 was partially offset by period-over-period decreases of 11% and 7%, respectively, in the revenues earned by our PSSI segment, which has completed or is nearing completion of a number of contracts. The following table presents an analysis of the changes in the revenues earned by each of our reportable segments for the three and nine months ended June 30, 2006 and 2005. Immediately following this table is a detailed discussion of the reasons for the increases and decreases in revenues earned by each of these operating segments.

Tier Technologies, Inc.

	Three months ended				Nine months ended
	June 30,		Variance		June 30,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%	2006	2005	$ Amount	%

Revenue, by segment:
EPP	$33,869	$23,516	$10,353	44%	$64,384	$45,532	$18,852	41%
GBPO	10,657	12,549	(1,892)	(15)%	34,511	33,677	834	2%
PSSI*	11,743	13,266	(1,523)	(11)%	34,730	37,278	(2,548)	(7)%

Total revenues	$56,269	$49,331	$6,938	14%	$133,625	$116,487	$17,138	15%

*	Excludes revenues that are eliminated during the consolidation of our accounting results of $0.4 million and $4.9 million, respectively, for the three and nine months ended June 30, 2005. To date, there have been no intercompany revenues generated during fiscal 2006 which would require elimination.
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
During the three and nine months ended June 30, 2006, the revenues generated by our EPP segment rose to $33.9 million and $64.4 million, respectively, which represents a $10.4 million or 44% increase and a $18.9 million or 41% increase, respectively, over the same periods last year. New contracts and a net increase in the volume of transactions processed by our EPP segment resulted in period-over-period revenue increases of $10.4 million and $18.8 million, respectively, during the three and nine months ended June 30, 2006. We believe that these increases are largely attributable to changing consumer preference toward using electronic methods to pay federal, state and local government obligations.
Government Business Processing Segment, or GBPO—Our GBPO segment provides governmental clients child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services. Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically three to five years in duration and we may receive contract extensions or renewals based on our clients’ past experience with our company.
During the three and nine months ended June 30, 2006, our GBPO segment generated $10.7 million and $34.5 million, respectively, in revenues, which represents a $1.9 million or 15% decrease and $0.8 million or 2% increase, respectively, over the same periods last year. The completion of several contracts during the three and nine months ended June 30, 2006 and 2005 led to revenue decreases of $3.3 million and $7.0 million, respectively. These decreases are partially offset by $1.2 million and $7.5 million, respectively, of additional revenues from a five-year contract for child support processing services that commenced in the second quarter of fiscal 2005. In addition, revenues from increased transaction volume on existing contracts contributed $0.2 million and $0.3 million, respectively, of additional revenue for the three and nine months ended June 30, 2006 over the same periods last year.
Packaged Software and Systems Integration Segment, or PSSI—Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, computer telephony and call centers, and systems integration services. Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a one to three year contract term, and may have subsequent maintenance and support phases. The revenue reported by our PSSI segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.
During the three and nine months ended June 30, 2006, the revenues generated by our PSSI segment declined to $11.7 million and $34.7 million, respectively, which represents decreases of $1.5 million or 11% and $2.5 million or 7%, respectively, over the same periods last year. These decreases primarily resulted from $4.2 million and $9.4 million, respectively, of decreased revenues from contracts that were completed, nearing completion or entering the maintenance phase of the project during the three and nine months ended June 30, 2006. These decreases were partially offset by revenue increases from new contracts of $2.7 million and $6.9 million, respectively, for the three and nine month periods ended June 30, 2006.

Tier Technologies, Inc.
Costs and Expenses
During the three and nine months ended June 30, 2006, costs and expenses totaled $58.8 million and $141.1 million, respectively, an increase of $11.4 million or 24% and $27.3 million or 24%, respectively, from the same periods last year. These increases are primarily due to increased direct costs as a result of a five-year contract for a payment processing center, which was signed in December 2004. We also incurred additional costs associated with the reconciliation of the accounts of one of our payment processing centers and additional costs associated with the restatement of our historical financial statements, including a special investigation undertaken by our Audit Committee. We will incur additional costs to complete the restatement initiative during the fourth quarter of fiscal 2006; however, we do not expect these costs to recur in fiscal 2007. Finally, we also incurred first time costs associated with our implementation of SFAS 123R. The following table provides an overview of operating costs and expenses for the three and nine months ended June 30, 2006 and 2005:

	Three months ended June 30,		Variance		Nine months ended June 30,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%	2006	2005	$ Amount	%

Direct costs	$42,033	$35,505	$6,528	18%	$100,625	$80,315	$20,310	25%
General and administrative	11,748	7,209	4,539	63%	27,530	20,390	7,140	35%
Selling and marketing	3,623	3,161	462	15%	8,943	8,518	425	5%
Depreciation and amortization	1,306	1,502	(196)	(13)%	3,950	4,618	(668)	(14)%

Total costs and expenses	$58,710	$47,377	$11,333	24%	$141,048	$113,841	$27,207	24%

Direct costs. Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; credit card interchange fees and assessments; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients. Direct costs for the three months ended June 30, 2006 increased $6.5 million or 18%, over the same period last year primarily because of a $7.5 million increase in interchange fees and other costs necessary to support the volume of transactions for our EPP segment and $0.5 million of additional depreciation for two new projects. These period-over-period increases for the three months ended June 30, 2006 were partially offset by a $1.3 million reduction in the forward loss accrual recognized for two projects. Direct costs for the nine months ended June 30, 2006 increased $20.3 million or 25% over the same period last year primarily because of $13.5 million of additional interchange fees and other costs needed to support the increased volume of transactions processed by our EPP segment; $1.9 million of additional depreciation for two new projects; $1.9 million of accrued forward losses recognized on two of our contracts; $1.4 million in one-time expense relating to costs we incurred to reconcile certain accounts for one of our payment processing centers; and the remaining increase resulted from labor and other costs necessary to support our projects.
General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions and information systems. General and administrative expenses for the three and nine months ended June 30, 2006 increased $4.5 million or 63% and $7.1 million or 35%, respectively, over the same periods last year. This period-over-period increase for the three and nine months ended June 30, 2006 primarily reflects $3.3 million and $4.4 million, respectively, of additional legal costs and consulting costs related to the restatement of our financial statements; $0.8 million and $0.9 million, respectively, of severance expenses associated with the May 2006 separation of our former Chief Executive Officer; and $0.3 million and $0.8 million, respectively, for share-based compensation expense, including the acceleration of options relating to the separation of the former Chief Executive Officer. The remaining period-over-period increases for the three and nine months ended June 30, 2006 resulted from increased labor and labor-related expenses.
Selling and marketing. Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures. We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season. Selling and marketing expenses increased 15% and 5%, respectively, to $3.6 million and $8.9 million, respectively, for the three and nine months ended June 30, 2006. The first time inclusion of share-based compensation expense resulting from the adoption of SFAS 123R increased expenses $0.1 million and $0.2 million, respectively, for the three and nine months ended June 30, 2006 over the same periods last year. In addition, during the three and nine months ended June 30, 2006, there was a $0.3 million and $0.2 million,

Tier Technologies, Inc.
respectively, increase in advertising expense over the same periods last year. An increase in commissions earned during the three months ended June 30, 2006 contributed $0.1 million to the overall increase in selling and marketing expenses.
Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs. During the three and nine months ended June 30, 2006, depreciation and amortization expenses decreased by $0.2 million or 13% and $0.7 million or 14%, respectively, from prior year results. This decrease was due to the absence of depreciation on assets, not directly attributed to projects, which became fully depreciated in previous periods.
Other Income (Loss)
Equity in net income (loss) of unconsolidated affiliate. During the three and nine months ended June 30, 2006 we reported income of $34,000 and $0.6 million, respectively, representing our 46.96% share in the income incurred by the investment in CPAS. During the three and nine months ended June 30, 2005, we reported a loss of $0.1 million and $0.4 million, respectively, representing our 47.37% share in the net income and losses incurred by investment in CPAS. The $0.1 million and $0.9 million improvement in CPAS’ performance for the three and nine months ended June 30, 2006, respectively, over the same periods last year resulted primarily from CPAS’ successful contracting efforts in the current fiscal year.
Interest income, net. During the three and nine months ended June 30, 2006, net interest income rose $0.5 million and $1.1 million, respectively, over the same periods last year. This increase reflects higher interest rates and an increase in the average daily balance of our investment portfolio.
Provision for income taxes. During the nine months ended June 30, 2006 we reported $45,000 income tax expense, which represented expected minimum state tax payments. No income tax expense was recorded during the three months ended June 30, 2006. In accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, or SFAS 109, we established a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years. As a result, no net provisions for federal income taxes are reflected on our Consolidated Statements of Operations at June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions and potential contingent payments due to prior acquisitions. We maintained a $15.0 million revolving credit facility that was originally scheduled to expire on March 31, 2007, of which $15.0 million may have been used for letters of credit and additional borrowing. The credit facility bears interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At June 30, 2006, there were approximately $1.9 million of standby letters of credit outstanding under this facility. The credit facility is collateralized by first priority liens and security interests in our assets. The credit facility contained certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. As of June 30, 2006, there were no outstanding borrowings under this facility. However, the delayed availability of our financial statements for the fiscal year ended September 30, 2005, and the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. The agreement, which amends and restates the original agreement signed by Tier and the lender on January 29, 2003, made a number of significant changes, including the termination of the $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement, which expires on March 31, 2007, provides that Tier may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.

Tier Technologies, Inc.
In addition to the letters of credit issued under the credit facility mentioned above, at June 30, 2006 we had a $3.0 million letter of credit outstanding that was issued to secure performance bonds, which was collateralized by certain securities in our investment portfolio.
Net Cash from Operating Activities. During the nine months ended June 30, 2006 our operating activities provided $6.7 million of cash. This reflects a $4.8 million net loss, which included $10.0 million of non-cash transactions. During the nine months ended June 30, 2006, $4.8 million of cash was also generated by a decrease in the balance of accounts receivable, due to successful collection efforts and $2.0 million was generated by an increase in accounts payable and other accrued liabilities. These increases were partially offset by our use of $2.3 million of cash to support prepaid expenses and other assets and a $2.8 million decrease in deferred revenues.
During the nine months ended June 30, 2005, the operating activities of our continuing operations provided $5.5 million of cash. This reflects net income of $2.6 million, plus $7.5 million of non-cash items included in net income. In addition, during the nine months ended June 30, 2005, $1.4 million of cash was generated by an increase in accounts payable and other accrued liabilities. These increases were partially offset by our use of $3.9 million of cash to support higher accounts receivable levels from increased sales and $1.8 million of cash used to support prepaid expenses and other assets.
Net Cash from Investing Activities. During the nine months ended June 30, 2006, our investing activities used $13.0 million of cash, of which $46.0 million was used to purchase marketable securities and $37.2 million was generated by sales and maturities of marketable securities. During the nine months ended June 30, 2006, $3.4 million was generated when restricted securities matured, while $3.9 million was used to purchase restricted investments. In addition, $3.7 million was used to purchase equipment and software during the nine months ended June 30, 2006.
During the nine months ended June 30, 2005, our investing activities used $11.6 million, of which $34.0 million was provided by the sales and maturities of marketable securities and $31.7 million and $0.8 million, respectively, was used to purchase marketable securities and restricted investments. The overall increase in cash from investments was offset primarily by $4.1 million used to purchase our interest in CPAS and $9.0 million used to purchase equipment and software used to support a new call center facility.
Net Cash from Financing Activities. During the nine months ended June 30, 2006, $11,000 of cash was used in our financing activities. The decrease represents $80,000 of cash used in capital lease obligations, partially offset by $69,000 provided from issuance of our common stock.
During the nine months ended June 30, 2005, our financing activities provided $231,000 of cash. The increase represents $295,000 of cash from the issuance of our common stock, offset by $64,000 of cash used in capital lease obligations.
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

Tier Technologies, Inc.
requirement to pledge significant cash collateral in order to obtain such bonds would adversely affect our business and our capacity to obtain additional contracts. Increased premiums or a claim made against a performance bond could adversely affect our earnings and cash flow and impair our ability to bid for future contracts.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We have contractual obligations to make future payments on lease agreements, none of which currently have remaining terms that extend beyond five years. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time. The most significant purchase obligation is for contracts with our subcontractors. The following table presents our expected payments for contractual obligations that were outstanding at June 30, 2006:

			Due after	Due after
		Due in	1 year	3 years
		1 year	through	through
(in thousands)	Total	or less	3 years	5 years

Capital leases (equipment)	$145	$53	$90	$2
Operating lease obligations:
Facilities leases	10,069	3,411	6,644	14
Equipment leases	157	66	91	—
Purchase obligations(1)
Subcontractor	2,208	1,192	1,016	—
Purchase order	761	761	—	—

Total contractual obligations	$13,340	$5,483	$7,841	$16

(1)	Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at June 30, 2006, the fair value of the portfolio would decline by about $57,000.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures

Tier Technologies, Inc.
include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a and 15(d)-15(e) under the Exchange Act) as of June 30, 2006. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and our inability to file this Quarterly Report on Form 10-Q within the required time period, our Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective. In light of the material weaknesses, in fiscal 2005, we implemented additional analyses and procedures we believe are necessary to ensure that financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. We have performed these additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
IDENTIFICATION OF MATERIAL WEAKNESSES AND REPORTABLE CONDITIONS
During the preparation of the financial statements for June 30, 2006, our financial management identified the following material weaknesses that existed at June 30, 2006.
•	We did not maintain effective control over the recognition of revenues and forward losses for certain contracts—We determined that our process for forecasting total project costs and revenues was not effective. These forecasts are a factor in determining the timing of certain revenues and determining whether a project may result in a loss. In addition, we determined that our process for recording the impact of these forecast adjustments was not timely.

•	We did not maintain effective control over the recognition of expenses under SFAS 123R—Share-Based Payments—-We did not have effective controls in place to ensure that complex share-based compensation transactions were recorded correctly.
These material weaknesses were associated with transactions that were identified and remediated during the third and fourth quarters of fiscal 2006. As such, neither of these material weaknesses resulted in misstatements of our previously issued financial statements. Furthermore, because we remediated these interim material weaknesses prior to closing our books for fiscal 2006, we do not anticipate that these control deficiencies will be reported as material weaknesses as of September 30, 2006.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended June 30, 2006, our Board of Directors appointed a new Chairman and Chief Executive Officer. This individual and other key executives established and communicated an atmosphere of zero-tolerance for improper behavior. There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In addition, during and subsequent to the end of the fiscal quarter ended June 30, 2006, we instituted a number of measures to address material weaknesses that we described in our Annual Report on Form 10-K for the year ended September 30, 2005. These measures are expected to improve the effectiveness of our internal controls, including the following:
•	We increased the formality and rigor around the operation of key accounting and financial disclosure controls, including the documentation and testing of key financial accounting controls and the implementation of appropriate policies and procedures to provide reasonable assurance of:
o	timely account reconciliations;

o	reasonable and accurate accounting estimates and accrued liabilities;

o	accurate reporting of notes receivable and related interest receivable;

Tier Technologies, Inc.
o	documentation of management’s review and approval of transactions; and

o	preparation and maintenance of appropriate support for accounting transactions.
Many of these remediation efforts were underway during the quarter ended June 30, 2006, and all were fully implemented after March 31, 2006.
In addition, we have made the following enhancements to our internal control procedures to remediate the material weaknesses identified as of June 30, 2006:
o	we instituted a multi-step process for reviewing forecasts and models used to accrue revenues for fixed-price contracts; and

o	we established a multi-step review process for reviewing all technically complex and materially significant stock option transactions.
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
In May 2006, we received a subpoena from the Philadelphia District Office of the SEC requesting documents relating to financial reporting and personnel issues. If the SEC were to conclude that further investigative activities are merited or to take formal action against us, our reputation could be impaired. We have cooperated and intend to continue to cooperate fully with this investigation.
On November 20, 2006, the Company was served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former and/or current officers violated the Securities Exchange Act of 1934, but did not identify the level of damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.
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
We have incurred losses in the past and we cannot ensure that we will be profitable. We have incurred losses in the past and we may do so in the future. While we reported net income from continuing operations in fiscal year 2005, we reported losses from continuing operations of $4.8 million during the nine months ended June 2006; $63,000 (restated) in fiscal year 2004 and $5.4 million (restated) in fiscal year 2003.
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
We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients. We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. During the nine months ended June 30 2006, our ten largest clients represented approximately 57% of our total revenues, including one contract that generated over 20% of our total revenues. Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.
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
In May 2006, we received a subpoena from the Philadelphia District Office of the SEC requesting documents relating to financial reporting and personnel issues. If the SEC were to conclude that further investigative activities are merited or to take formal action against Tier, our reputation could be impaired. We have cooperated, and intend to continue to cooperate, fully with this investigation. We anticipate that we will incur additional legal and administrative expenses as we continue to cooperate with the SEC’s investigation.
On November 20, 2006, the Company was served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006, related to compliance with the Securities Exchange Act of 1934. We anticipate that we will incur legal and administrative expenses to defend this claim. In addition, significant adverse verdicts or settlements could exceed the levels of our insurance coverage.
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

Tier Technologies, Inc.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Form of Employment Security Agreement between Tier and Messrs. Beckerman, Vucovich, Wade, Lawler and Genz, dated March28, 2006.(1)

10.2	Management Incentive Plan for fiscal year 2006, dated March 29, 2006.(2)

10.3	Separation Agreement and Release between Tier and James R. Weaver, dated May 31, 2006.(3)

10.4	Letter Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006.(4)

10.5	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006.(4)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

(1)	Filed as an exhibit to Form 8-K, filed on April 3, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8-K, filed on April 3, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K, filed on August 1, 2006, and incorporated herein by reference.

Tier Technologies, Inc.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: November 21, 2006
By:	/s/ David E. Fountain
David E. Fountain
Chief Financial Officer (Principal Financial and Accounting Officer)