Form 10-K
period 2006-09-30
TIER TECHNOLOGIES INC
filed 2006-12-13
CIK 1045150

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
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
Securities registered pursuant to Section 12(g) of the Act
COMMON STOCK, $0.01 PAR VALUE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated Filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was $156,969,000, based on the closing sale price as reported on the Nasdaq National Market (now the Nasdaq Global Market). As of December 8, 2006, there were 20,383,606 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended September 30, 2006, a definitive proxy statement for our 2007 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

TIER TECHNOLOGIES, INC.
FORM 10-K
TABLE OF CONTENTS

i

Special Note About Forward-Looking Statements
Certain statements contained in this report, other than purely historical information (including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions upon which those statements are based) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or to our future financial and/or operating performance and generally can be identified as such, because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled 1A—Risk Factors, beginning on page 6. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1—BUSINESS
GENERAL
Tier Technologies, Inc. provides federal, state and local government and other public sector clients with transaction processing services and software and systems integration. Typically, the demand for our services is driven by an increasing preference of consumers and governmental agencies to make payments electronically, increased acceptance of interactive voice response systems and contact management solutions, as well as by legislative mandates, such as child support and tax collections and disbursements. Originally incorporated in 1991 in California, we reincorporated in Delaware effective July 15, 2005. We are headquartered in Reston, Virginia and our 948 employees provide services to over 3,100 clients nationwide.
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
A description of each of our segments is provided below. See Note 12—Segment Information of the Notes to Consolidated Financial Statements for information regarding the profitability of each segment.
Electronic Payment Processing, or EPP. Our EPP segment provides government and public-sector clients with electronic payment processing alternatives for collecting taxes, fees and other obligations. In fiscal year 2006, our client base included the U.S. Internal Revenue Service, 26 states, the District of Columbia and nearly 2,600 local governments and other public sector clients. While our EPP segment does have a large number of clients, over a third of our revenues for this segment, representing 18% of our consolidated revenues, are generated under a contract with the U.S. Internal Revenue Service.
Clients who use our electronic payment processing services can offer their customers the ability to make tax, tuition and utility payments with a credit or debit card or an electronic check. Our secure electronic payment processing services help our clients reduce remittance-processing costs, increase collection speed and provide convenient payment alternatives to their constituents.

During the last decade, increased consumer acceptance of electronic media, such as interactive voice response systems and the Internet, have led to greater reliance on “cashless” payment methods including credit and debit cards and electronic checks. However, many government entities have neither the technical expertise nor the personnel to develop, implement and maintain electronic payment processes or to accept Internet or telephonic originated payments. As a result, they rely on external service providers, such as Tier, to perform this function.
During fiscal year 2006, we processed over 5.8 million transactions, representing nearly $3.6 billion of payments collected for federal and state income taxes, state business taxes, property taxes, parking citations, traffic violations, local licenses, educational institution fees and utility bills. The revenues we receive for payment services are transaction-based. Increases and decreases in these revenues typically represent changes in the volume of transactions and associated dollars that we process. This volume, in turn, reflects the size of our client base, the level of customer acceptance of electronic payment processing alternatives, the number and type of complementary partnership relationships and the variety of payment alternatives offered. Typically, EPP revenues are higher in the second and third quarters of our fiscal year as a result of the seasonal surge in income tax payments in March and April.
Government Business Process Outsourcing, or GBPO. Our GBPO segment focuses on child support payment processing, child support financial institution data match services, health and human services consulting, call centers and interactive voice response systems and other related systems integration services. Because of the nature of the services provided by the GBPO segment, revenues are relatively constant throughout the year. Our GBPO segment derives a significant portion of its revenues from a limited number of large contracts. During fiscal year 2006, we derived over 64% of our GBPO revenues from three contracts, including our contract with the State of Michigan, which contributed over 10% of our consolidated revenues during fiscal 2006.
Under the U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996, each state must have an automated and centralized process for collecting and distributing child support payments. Our payment processing operations provide many services related to this Act on behalf of our state clients, including: the receipt, disbursement and processing of manual and electronic child support payments; check and document imaging; and maintenance of payment and court order histories. Our clients can choose from an array of service offerings, including: customer service and call center operations; a government-to-consumer web application; and an interface between states’ financial institutions and their respective child support enforcement divisions to assist in the location and seizure of delinquent child support and full processing of child support payments. During fiscal year 2006, we used internally developed software to process approximately $3.7 billion of transactions for six states as the primary contractor and one state as a subcontractor. Child support payment processing revenue is based on a per-transaction fee applied to the number of transactions processed.
The U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996 also created the Financial Institution Data Match Program, which requires states to match delinquent obligations against records held by financial institutions. When matches are identified, state child support enforcement agencies can issue liens or levies on noncustodial parents’ bank accounts to expedite the collection of past due child support obligations. We provide these services to a fifteen-state alliance formed to develop and oversee outsourced financial institution match programs. We also provide these services to two states that are not members of the alliance. Since 2002, we have located more than $18.5 billion for our clients. We derive revenue under this program by assessing a fee based on the number of financial institutions matched.
Packaged Software and System Integration, or PSSI. Our PSSI segment provides software systems design, development and integration, maintenance and support services primarily to state and local government clients. Our clients rely on us to integrate leading-edge technologies into their operations that improve customer service and operational efficiency. Our PSSI segment provides services to more than 500 clients nationwide; however, 25% of the revenues generated by the PSSI segment in fiscal year 2006 were from projects with the State of Missouri. Our PSSI segment offers these services through the following practice areas:
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
The level of revenues generated by our PSSI segment is driven primarily by the size of our customer base, the addition of new service offerings and new partnership relationships with complementary service and technology providers. Revenues recognized by this segment reflect the specific contract deliverables and are not influenced by seasonal changes.
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
We strive to generate new business by increasing brand awareness and recognition to our diverse solution offerings using a variety of media. Our most significant marketing and advertising program involves the promotion of electronic payment processing services offered by OPC. We work with our government clients to publicize our services through advertisements in payment invoices, publications and web sites, typically at little or no cost to us. We also enter cooperative advertising and marketing arrangements with our card processing partners and major card-issuing banks, including print and online advertising campaigns and promotions. In fiscal 2006, we used newspaper, television, radio, internet and public relations campaigns to supplement these efforts.
COMPETITION
The transaction processing and software and systems integration markets are highly competitive and are served by numerous international, national and local firms. Representative market participants in transaction processing markets include: Affiliated Computer Systems, Inc.; JPMorgan Chase; Systems and Methods, Inc.; and Link2Gov. Competition in the software and systems integration market includes U.S. and international consulting and integration firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Representative market participants include: Accenture; CGI-AMS; BearingPoint; Covansys; Deloitte; IBM; Tata (TCS America); Ciber; NIC, Inc.; Lawson; and Tyler Technologies.
We believe that the principal competitive factors in our markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results, whether on a fixed-price or on a time-and-materials basis. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, greater financial resources of our competitors, the ability of our clients to perform the services themselves and the extent of our competitors’ responsiveness to client needs.

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
AVAILABLE INFORMATION
Our Internet address is www.Tier.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.
ITEM 1A—RISK FACTORS
The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.
If we fail to regain our listing status on Nasdaq, the value of our stock may continue to be depressed, we may have difficulties attracting and retaining customers and employees and our company may be susceptible to takeover attempts. Effective at the open of business on May 25, 2006, our common stock was delisted from the Nasdaq National Market (now the Nasdaq Global Market). Although we intend to apply for re-listing in the near future, we may not be successful in having our common stock listed on the Nasdaq Global Market.
We have incurred losses in the past and may not be profitable in the future. We have incurred losses in the past and we may do so in the future. While we reported net income from continuing operations in fiscal year 2005, we reported losses from continuing operations of $9.5 million during the fiscal year 2006; $63,000 in fiscal year 2004 and $5.4 million in fiscal year 2003.
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
The occurrence of any of these factors may cause the market price of our stock to decline or fluctuate significantly, which may result in substantial losses to investors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and/or indicative of future performance. From time to time our operating results may fail to meet analysts’ and investors’ expectations, which could cause a significant decline in the market price of our stock. Price fluctuations and trading volume of our stock may be rapid and severe and may leave investors little time to react. Other factors that may affect the market price of our stock include announcements of technological innovations or new products or services by competitors, and general economic or political conditions such as recession, acts of war or terrorism. Fluctuations in the price of our stock could cause investors to lose all or part of their investment.
We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients. We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. During the fiscal year ended September 30, 2006, our ten largest clients represented approximately 56% of our total revenues, including one contract that generated over 18% of our total revenues. Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.
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
Changes in accounting standards could significantly change our reported results. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.
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
Our ability to grow depends largely on our ability to attract, integrate and retain qualified personnel. The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors. The market for skilled workers in our industry is extremely competitive. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide. If we are not successful in our recruiting efforts, or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected. We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time. If one or more key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.
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
We could suffer material losses if our operations fail to perform effectively. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third-party support as expected, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.
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
We may be subject to infringement claims by third parties, resulting in increased costs and loss of business. From time to time we receive notices from others claiming we are infringing on their intellectual property rights. Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages, or force us to redesign products or enter into royalty or licensing agreements on less favorable terms. If we are required to enter into such agreements or take such actions, our operating margins could decline.
Our markets are changing rapidly and if we are not able to adapt to changing conditions, we may lose market share and be unable to compete effectively. The markets for our products are characterized by rapid changes in technology, client expectations and evolving industry standards. Our future success depends on our ability to innovate, develop, acquire and introduce successful new products and services for our target markets and to respond quickly to changes in the market. If we are unable to address these requirements, or if our products do not achieve market acceptance, we may lose market share and our revenues could decline.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
There are no material unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year 2006 regarding our periodic or current reports under the Securities Exchange Act of 1934.
ITEM 2—PROPERTIES
As of September 30, 2006, we leased over 185,000 square feet of space throughout the country. These leased facilities included our 41,000 square foot corporate headquarters in Reston, Virginia. We also leased 68,000 square feet of space for our payment processing centers in Michigan, Kansas, Tennessee, Alabama and Kentucky. In addition, we leased 56,000 square feet of space in Georgia, Connecticut, California, New Mexico, Missouri, Virginia and Pennsylvania to house our subsidiary operations for the EPP and PSSI segments and the call centers for our GBPO segment and to provide general office space for each of our three segments to support our projects and our clients. We also own a 28,060 square foot building in Alabama which houses certain administrative, call center, warehouse and other operations. Finally, we also leased 20,000 square feet in California that we subleased to an unrelated third party.
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
On November 20, 2006, the Company was served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former and/or current officers violated the Securities Exchange Act of 1934, but did not identify the damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS
The names, ages and positions of our executive officers at September 30, 2006, are listed in the following table, together with their business experience during the past five years. Unless otherwise specified, all officers served continuously since the date indicated. There is no family relationship among the officers.

Date elected
Name, age and position with the Registrant	or appointed
Ronald L Rossetti, Age 64(a) Chairman of the Board, Chief Executive Officer	May 2006

Steven M. Beckerman, Age 48(b) Senior Vice President, Business Process Outsourcing	March 2006

David E. Fountain, Age 46(c) Senior Vice President, Chief Financial Officer and Treasurer	May 2005

Michael A. Lawler, Age 43(d) Senior Vice President (Electronic Payment Processing)	June 2004

Deanne M. Tully, Age 48(e) Vice President, General Counsel and Corporate Secretary	July 2003
Vice President, General Counsel	February 2001

Stephen V. Wade, Age 45(f) Senior Vice President (Strategy and Business Development)	October 2003
Vice President (Business Development and Sales)	June 1999

(a)	Mr. Rossetti served as President of Riverside Capital Partners, Inc., a venture capital investment firm, since 1997. Since 1997, Mr. Rossetti has also been a general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings.

(b)	Prior to joining Tier, Mr. Beckerman was employed by Certegy Card Service, a company that provides debit, credit and merchant card processing. From January 2004 to February 2006, Mr. Beckerman served as the Certegy’s Senior Vice President, Product Management and from July 2000 to December 2003, Mr. Beckerman served as Certegy’s Vice President, Sales and Marketing.

(c)	Mr. Fountain served as Chief Financial Officer and Treasurer of National Processing Inc., a provider of payment processing services, from 1999 to October 2004.

(d)	Mr. Lawler served as EPOS Corporation President and Chairman from 1991 to June 2004 and became Senior Vice President at Tier upon the acquisition of EPOS.

(e)	Ms. Tully was Senior Counsel at Dillingham Construction Holdings, Inc. from 1996 to February 2001.

(f)	Mr. Wade resigned from the Company effective November 27, 2006.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of September 30, 2006, our stock was quoted on the Pink Sheets under the symbol TIER or TIER.PK. Prior to May 25, 2006, our stock was quoted on the Nasdaq National Market (now the Nasdaq Global Market) under the symbol TIER. On May 25, 2006, our common stock was delisted from the Nasdaq National Market, in accordance with a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel. In reaching its determination, the Panel cited concerns about the: 1) quality and timing of our communications with the Panel and the public regarding an independent investigation performed by the Audit Committee of our Board of Directors; and 2) failure to file our Annual Report on Form 10-K for fiscal year 2005 or our Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2006. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However, on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist our common stock. We intend to apply for re-listing in the near future.

On December 8, 2006, there were 215 record holders of our common stock. The quarterly high and low prices per share during fiscal 2006 and 2005 were as follows:

	Year ended September 30,
	2006		2005
	High	Low	High	Low

First quarter	$8.50	$6.93	$10.00	$7.98
Second quarter	$8.08	$7.34	$9.73	$6.45
Third quarter	$8.70	$5.67	$9.82	$6.85
Fourth quarter	$7.05	$5.25	$9.67	$7.51
We have never declared or paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Instead, we intend to retain our current and future earnings to fund the development and growth of our business. Our current credit facility prohibits us from declaring dividends.
SECURITIES
All of our equity compensation plans have received the approval of our security holders. The following table summarizes key information about our equity compensation plans at September 30, 2006:

Equity Compensation Plan Information
	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted-average exercise	available for future issuance under
	options, warrants and rights	price of outstanding options,	equity compensation plans
Plan category	(in thousands)	warrants and rights	(in thousands)
Equity compensation plans:
Approved by security holders	2,237	$8.45	1,869
Not approved by security holders	—	—	—

Total	2,237	$8.45	1,869
There were no sales of unregistered securities and no stock repurchases during fiscal 2006.

ITEM 6—SELECTED FINANCIAL DATA
The following table summarizes selected consolidated financial data for the fiscal years ended September 30, 2002 through 2006. You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal years ended September 30,
(in thousands, except per share data)	2006	2005	2004	2003	2002

Revenues	$168,731	$150,601	$127,777	$115,577	$84,433
Cost and expenses:
Direct costs	125,845	103,814	84,399	89,657	52,847
General and administrative	38,540	28,958	28,233	23,606	14,508
Selling and marketing	11,474	11,339	7,441	5,581	3,853
Depreciation and amortization	5,257	6,065	5,109	5,423	3,764
Restructuring charges	35	46	3,493	414	—

Total costs and expenses	181,151	150,222	128,675	124,681	74,972

(Loss) income before discontinued and other income (loss)	(12,420)	379	(898)	(9,104)	9,461

Other income (loss):
Interest income, net	2,951	1,543	835	904	1,262
Realized loss on impairment of investments	—	(501)	—	—	—
Equity in net income (loss) of unconsolidated affiliate	445	(168)	—	—	—
Other income	74	—	—	—	—

Total other income	3,470	874	835	904	1,262

(Loss) income before income taxes & discontinued operations	(8,950)	1,253	(63)	(8,200)	10,723
Income tax provision (benefit)	501	127	—	(2,764)	4,010

Net (loss) income from continuing operations	$(9,451)	$1,126	$(63)	$(5,436)	$6,713

Total assets	$169,549	$176,742	$171,980	$161,374	$197,975
Long-term obligations, less current portion	$—	$—	$89	$195	$288

Earnings (loss) per share from continuing operations:
Basic	$(0.48)	$0.06	$—	$(0.29)	$0.39
Diluted	$(0.48)	$0.06	$—	$(0.29)	$0.39

Number of shares used in calculating earnings (loss) per share from continuing operations:
Basic	19,495	19,470	18,987	18,782	17,225
Diluted	19,495	19,593	18,987	18,782	17,225

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement refer to Special Note About Forward-Looking Statements on page 3.
OVERVIEW
We provide transaction processing services and software and systems integration services primarily to federal, state and local governments and other public sector clients. We target industry sectors where we believe demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal- or state-mandated services, such as child support payment processing, as well as a fundamental shift in consumer preferences toward electronic payment methods, rather than cash or paper checks. Since the markets we serve are highly competitive, changes in our competitors’ strategies or service offerings could have a significant impact on our profitability unless we adapt our business model to meet the changes in the marketplace.
We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the fiscal years ended September 30, 2006 and 2005, contracts with our three largest clients and their constituents generated 36% and 29%, respectively, of our total revenues, including our contracts with the U.S. Internal Revenue Service and the State of Michigan that generated more than 18% and 10%, respectively, of our total revenues during fiscal 2006. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. Thus, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.
Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. During fiscal 2006, nearly 73% of our revenues were generated by our transaction-based services including: 1) child support payment processing and related services for state government clients; and 2) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations. We believe that we will continue to earn a significant portion of our revenues from these transaction-based services for the foreseeable future. While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments. We recognize revenues for transaction-based services at the time the services are performed.
Our packaged software and systems integration segment primarily integrates our proprietary software products and licensed third-party software products into our clients’ business operations. We recognize these revenues on a time-and-material basis, percentage-of-completion basis or at the time delivery is made, depending upon the terms of the contract and the requirements of associated accounting standards.
RECENT EVENTS
The following recent events occurred related to our restatement of financial statements for fiscal years 2002 through 2004 and for the fiscal quarters of 2004 and 2005, as well as the resulting delay in the filing of our Annual Report on Form 10-K for fiscal year 2005 and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. For additional information regarding this restatement, see Amendment 3 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, which was filed on October 25, 2006, and our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed on October 27, 2006. Subsequently, we also filed our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005 on November 13, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 on November 14, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 on November 22, 2006.
Fiscal 2005 Filing Delay Announced. While preparing our financial statements for the fiscal year ended September 30, 2005, senior management discovered a number of errors in our historical financial statements, including the accounting for: 1) accounts receivable, net, relating to a payment processing operation; 2) certain accruals and reserves; and 3) certain notes receivable. Because of these errors, senior management recommended to the Audit Committee that we delay the filing of our Annual Report on Form 10-K and restate our previously issued financial statements. On December 12, 2005, the Audit Committee of our Board of Directors agreed with senior management’s recommendations and concluded that our previously issued financial statements for fiscal years 2002, 2003 and 2004 (and for the associated fiscal quarters) would likely be restated and, accordingly, should no longer be relied upon. On December 14, 2005, we announced that our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 would not be timely filed. Subsequently, we did not file timely reports on Form 10-Q for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. In December 2005, the Audit Committee also initiated an independent investigation of the qualitative and quantitative financial reporting issues giving rise to the restatement.
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
Delisting by Nasdaq. On May 23, 2006, we received a notification from the Nasdaq Listing Qualifications Hearings Panel, or the Panel, informing us of the Panel’s determination to delist our securities, effective at the open of business on May 25, 2006. In reaching its determination, the Panel cited: 1) concerns about the quality and timing of our communications with the Panel and the public regarding an independent investigation performed by the Audit Committee of our Board of Directors; and 2) our failure to file our Annual Report on Form 10-K for fiscal year 2005 or our Quarterly Reports on Form 10-Q for the first two quarters of fiscal 2006. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Listing Council. However, on July 26, 2006, the Listing Council affirmed the Panel’s decision to delist our common stock. We intend to apply for re-listing in the near future.
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
SEC Subpoena. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. Tier has cooperated, and intends to continue to cooperate, fully in this investigation.
Claim. On November 20, 2006, we were served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former and/or current officers violated the Securities Exchange Act of 1934, but it did not identify the damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.

RESULTS OF OPERATIONS
The following table provides an overview of our results of operations for fiscal years 2006, 2005 and 2004:

				Variance
	Year ended September 30,			2006 vs. 2005		2005 vs. 2004
(in thousands, except percentages)	2006	2005	2004	$ Amount	%	$ Amount	%

Revenues	$168,731	$150,601	$127,777	$18,130	12%	$22,824	18%
Costs and expenses	181,151	150,222	128,675	30,929	21%	21,547	17%

(Loss) income before other income, incomes taxes and discontinued operations	(12,420)	379	(898)	(12,799)	*	1,277	*
Other income	3,470	874	835	2,596	*	39	5%

(Loss) income before income taxes and discontinued operations	(8,950)	1,253	(63)	(10,203)	*	1,316	*
Provision for income taxes	501	127	—	374	*	127	*
—
(Loss) income from continuing operations	(9,451)	1,126	(63)	(10,577)	*	1,189	*
Loss from discontinued operations, net of income taxes	—	—	(1,440)	—	*	1,440	*
— — -
Net (loss) income	$(9,451)	$1,126	$(1,503)	$(10,577)	*	$2,629	*

*	Not meaningful
Revenues
Our revenues increased to $168.7 million in fiscal 2006, an $18.1 million, or 12%, increase over fiscal 2005. This increase primarily reflects a 39% year-over-year increase in revenues earned by our Electronic Payment Processing, or EPP, segment, which resulted from an increase in the volume of transactions processed under new and pre-existing contracts in that segment. The increase in revenues from the improved performance of our EPP segment was partially offset by a 7% year-over-year decrease in revenues earned by our Package Software and Systems Integration, or PSSI, segment as a result of contracts that have completed or are nearing completion.
During fiscal 2005, our revenues increased to $150.6 million, a $22.8 million, or 18%, increase over fiscal 2004. This increase primarily reflects: $18.2 million of incremental revenues from EPOS, a subsidiary that we purchased in July 2004; $9.6 million of revenues generated by a new five-year child support payment processing contract; and $10.5 million of revenues from additional federal, state and local tax collections. These increases were partially offset by a $14.6 million decline in revenues from contracts that were nearing completion in late fiscal 2004 and early fiscal 2005, with the remaining $0.9 million decline resulting from changes in transactional rate and volume.
The following table summarizes changes in our revenues during fiscal years 2006, 2005 and 2004:

				Variance
	Year ended September 30,			2006 vs. 2005		2005 vs. 2004
(in thousands, except percentages)	2006	2005	2004	$ Amount	%	$ Amount	%

Revenues, by segment:
EPP	$78,427	$56,452	$40,669	21,975	39%	$15,783	39%
GBPO	45,478	45,771	45,205	(293)	(1)%	566	1%
PSSI(1)	44,826	48,378	41,903	(3,552)	(7)%	6,475	15%

Total	$168,731	$150,601	$127,777	$18,130	12%	$22,824	18%

(1)	Fiscal 2005 excludes $5.1 million of PSSI segment revenues that were eliminated during the consolidation of our accounting results.
Electronic Payment Processing Segment. Our EPP segment provides electronic payment processing options, including the payment of taxes, fees and other obligations owed to government entities, educational institutions and other public sector clients. The level of revenues reported by our EPP segment reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.
During fiscal 2006, our EPP segment generated $78.4 million of revenues, which represented $22.0 million, or 39%, of additional revenues compared with fiscal 2005. During fiscal 2005, our EPP segment generated $56.5 million of revenues, a $15.8 million, or 39%, increase over fiscal 2004 results. Approximately $10.6 million and $4.9 million, respectively, of the year-over-year increases in fiscal 2006 and 2005 were attributable to increases in the volume of payments processed for the EPP segment’s largest customer. Approximately $11.4 million and $5.6 million, respectively, of the year-over-year increases in fiscal 2006 and 2005 were attributable to a rise in the volume of taxes and other payments processed for other state and local jurisdictions. We believe these increases are largely attributable to a changing consumer preference toward using electronic methods to pay federal, state, and local government obligations. The remaining revenue increase in fiscal 2005 primarily reflects the inclusion of EPOS’ revenues for a full year.
Government Business Processing Segment. Our GBPO segment provides governmental clients with child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services. Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically three to five years in duration and, because of our clients’ past experience with our company, we may receive contract extensions or renewals.
During fiscal 2006, our GBPO segment generated $45.5 million in revenues, which represented a $0.3 million, or 1%, decrease from fiscal 2005. The completion of several contracts during fiscal 2006 and the second half of fiscal 2005 led to a $7.8 million revenue decrease from fiscal 2005. This decrease was partially offset by $7.5 million of additional revenues generated by a child support processing contract that commenced in the second quarter of fiscal 2005. During fiscal 2005, our GBPO segment generated $45.8 million of revenues, which represented a $0.6 million, or 1%, increase over the prior year’s performance. This increase was driven by $9.6 million of additional revenues, including $2.3 million of one-time installation revenues generated from a five-year child support payment processing contract that commenced in fiscal 2005. This increase was offset by an $8.5 million reduction in revenues from four contracts that expired in 2005, and the remaining decrease is attributable to lower rates and transaction volume. One of our GBPO segment contracts, which will expire in June 2007, contributed approximately $7.6 million of revenues throughout fiscal 2006. The absence of revenues from this contract in the fourth fiscal quarter of 2007 is expected to reduce our fiscal year 2007 revenues and net income by approximately $1.9 million and $1.0 million, respectively.
Packaged Software and Systems Integration Segment. Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, computer telephony and call centers and systems integration services. Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a one to three year contract term and may have subsequent maintenance and support phases. The revenue reported by our PSSI segment in any given period reflects the size and volume of active contracts, as well as the current phase in the project life cycle of individual contracts.
During fiscal 2006, our PSSI segment generated $44.8 million in revenues, which represented a $3.6 million, or 7%, decrease from fiscal 2005 results. This decrease resulted primarily from $10.9 million of contracts that were completed, nearing completion, or entering the maintenance phase of the project during fiscal 2006. These decreases were partially offset by $8.4 million of revenues earned from new contracts that we entered into during fiscal 2006 and the latter part of fiscal 2005. During fiscal 2005, our PSSI segment produced $48.4 million of revenues, which represented $6.5 million, or 15%, of additional revenues during fiscal year 2005 as compared to fiscal year 2004. Approximately $8.3 million of this increase was attributable to the recognition of a full year of revenues generated by EPOS, and $2.8 million of the year-over-year increase in fiscal 2005 was attributable to additional work that was being performed under pre-existing contracts. These increases were partially offset by the absence of $4.4 million of revenues from contracts completed or nearing completion during fiscal 2005.

Costs and Expenses
The following table provides an overview of the operating costs and expenses we incurred during fiscal years 2006, 2005 and 2004:

				Variance
	Year ended September 30,			2006 vs. 2005		2005 vs. 2004
(in thousands, except percentages)	2006	2005	2004	$ Amount	%	$ Amount	%

Costs and expenses:
Direct costs	$125,845	$103,814	$84,399	$22,031	21%	$19,415	23%
General and administrative	38,540	28,958	28,233	9,582	33%	725	3%
Selling and marketing	11,474	11,339	7,441	135	1%	3,898	52%
Depreciation and amortization	5,257	6,065	5,109	(808)	(13)%	956	19%
Restructuring charges	35	46	3,493	(11)	(24)%	(3,447)	(99)%

Total costs and expenses	$181,151	$150,222	$128,675	$30,929	(21)%	$21,547	17%

Direct costs—Direct costs, which represent costs directly attributable to providing services to clients, include: labor and labor-related costs; independent contractor/subcontractor costs; travel-related expenditures; credit card interchange fees and assessments; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.
During fiscal 2006, direct costs increased $22.0 million, or 21%, over fiscal 2005. This year-over-year increase primarily reflects: $16.3 million of additional interchange fees and other costs incurred to support the increased volume of transactions processed by our EPP segment; $2.0 million of additional postage and printing charges to support an increase in the number of transactions processed by our GBPO segment; $1.6 million of additional depreciation expense on assets acquired for use on new projects undertaken during fiscal 2006; $1.4 million in one-time costs incurred to reconcile certain accounts for one of our payment processing centers; and $0.7 million of accrued forward losses recognized on two contracts. During fiscal 2005, the direct costs that we incurred to serve our clients rose to $103.8 million, a $19.4 million, or 23%, increase over fiscal 2004. This increase reflects $14.7 million of additional interchange fees resulting from the increased volume and level of transactions processed by our EPP segment and $5.5 million of additional labor and subcontractor costs needed to support new projects, including a new five-year contract to provide child support payment processing services. These increases were offset by a $0.8 million decrease in costs that are reimbursable under the terms of our contracts. Direct costs include $3.7 million, $2.7 million and $2.3 million, respectively, of depreciation and amortization directly associated with our projects for fiscal years 2006, 2005 and 2004.
General and administrative. General and administrative expenses consist primarily of labor and labor-related costs for general management, administrative, accounting, investor relations, compliance and legal functions and information systems.
During fiscal 2006, general and administrative costs increased $9.6 million, or 33%, over fiscal 2005. This increase primarily reflects: $4.8 million of additional legal, accounting and other consulting costs associated with the restatement of our historical financial statements; $1.6 million of additional labor and labor-related expenses reflecting an increase in the size and compensation of administrative staff; $0.9 million of severance expenses associated with the May 2006 separation of our Chief Executive Officer; and $0.4 million of travel costs. In addition, since we adopted SFAS 123(R)—Share-Based Payments, or SFAS 123R, beginning on October 1, 2005, we recognized $1.6 million of expenses for share-based compensation for the first time in fiscal 2006, including $0.2 million of expenses associated with the acceleration of options relating to the separation of our former Chief Executive Officer.
During fiscal year 2005, our general and administrative costs increased $0.7 million, or 3%, over the prior year. This year-over-year increase includes: $2.0 million of additional consulting and accounting services, primarily attributable with our Sarbanes-Oxley compliance; $0.7 million of additional bonus expense; $0.5 million of additional tax expense; $0.4 million of miscellaneous office expenses; and $0.2 million of additional legal expenses. These increases are offset primarily by the absence in fiscal 2005 of $2.3 million of expenses associated with the relocation of our headquarters during fiscal 2004, as well as a $0.9 million decline in legal costs attributable to the DOJ investigation.

Selling and marketing. Selling and marketing expenses consist primarily of labor and labor-related costs, commissions, advertising and marketing expenditures and travel-related expenditures. We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season. During fiscal 2006, selling and marketing expense increased $0.1 million over fiscal 2005. The increase is attributable to $0.3 million of share-based compensation expense resulting from the adoption of SFAS 123R and $0.3 million of additional advertising expenses in fiscal 2005. These increases were partially offset by a $0.2 million decrease in labor and labor-related expenses and a $0.4 million decrease in the cost of outside professional services. During fiscal 2005, selling and marketing expenses increased $3.9 million, or 52%, primarily because of additional labor and labor-related expenses resulting from the addition of sales staff from the EPOS acquisition, an increase in PSSI’s direct sales force and bonuses associated with the successful sales efforts that resulted in a significant new state project. The remaining increases primarily reflect other incremental selling and marketing costs associated with our EPOS acquisition.
Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs. During fiscal 2006, depreciation and amortization decreased $0.8 million from the preceding year. This decrease was due to the absence of depreciation expense on assets, which became fully depreciated. During fiscal year 2005, depreciation and amortization increased $1.0 million, or 19%, primarily as a result of incremental depreciation and amortization incurred by EPOS after its acquisition.
Restructuring charges. Restructuring and other charges include costs that we incurred to restructure the organization, including office relocation and severance costs. The following table presents a breakdown of the costs included in restructuring charges:

				Variance
	Year ended September 30,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$ Amount	%	$ Amount	%

Restructuring charges:
Asset impairment charges	$—	$—	$571	$—	—	$(571)	(100)%
Severance costs	3	31	1,846	(28)	(90)%	(1,815)	(98)%
Office closure costs (net of sublease income)	32	15	1,076	17	113%	(1,061)	(99)%

Total	$35	$46	$3,493	$(11)	(24)%	$(3,447)	(99)%

During the fiscal years ended September 30, 2006 and 2005, we recorded $35,000 and $46,000, respectively, of severance and office relocation charges that we incurred when we moved our New Jersey Financial Institution Data Match Program operations to our Michigan office, a change that was made to improve efficiency and reduce future operating costs. In fiscal year 2004, we incurred $3.5 million of restructuring charges that resulted from the relocation of our corporate headquarters from Walnut Creek, California to Reston, Virginia.
Other Income (Loss)
Equity in net income (loss) of unconsolidated affiliate. Equity in net income (loss) of unconsolidated affiliate represents our share of the net income and losses from CPAS, Inc., an entity in which we held 46.96% and 47.37%, respectively, of the outstanding common stock at September 30, 2006 and 2005. During fiscal 2006, our share of CPAS’ net income was $0.4 million, compared with a $0.2 million loss in fiscal 2005. This improvement resulted from new contracts that CPAS was awarded in 2006 and the latter part of 2005. Since we purchased CPAS in October 2004, we did not report any income or loss for CPAS during fiscal 2004.
Loss on sale of investments. During the fiscal year 2005, we sold two of our mutual fund investments at $0.5 million below cost.

Income Tax Provision
During fiscal 2006, 2005 and 2004, we reported an income tax provision of $501,000, $127,000 and zero, respectively. The fiscal year 2006 and 2005 provision for income taxes represents federal and state tax obligations incurred by our subsidiaries. Our Consolidated Statements of Operations for fiscal 2006, 2005 and 2004 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance. Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets. Our future tax rate may vary due to a variety of factors, including, but not limited to: the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.
Discontinued Operations
There were no discontinued operations during fiscal year 2006 or 2005. However, during fiscal year 2004 we incurred a loss of $1.4 million, which consisted of the historical operating results of our U.S. Commercial Services and United Kingdom segments and asset impairment and restructuring charges incurred to discontinue these segments.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions. We maintained a $15.0 million revolving credit facility that was to expire on March 31, 2007, of which $15.0 million could be used for letters of credit and additional borrowing. The credit facility set interest at the adjusted LIBOR rate plus 2.25% or the lender’s announced prime rate at our option. At September 30, 2005, there was $1.3 million of standby letters of credit outstanding under this facility. The credit facility was collateralized by first priority liens and security interests in our assets. The credit facility contained certain restrictive covenants, including, but not limited to, limitations on the amount of loans we may extend to officers and employees, the payment of dividends, the repurchase of common stock and the incurrence of additional debt. As of September 30, 2005, there were no outstanding borrowings under this facility. However, the delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the loss for the quarter ended September 30, 2005 constituted events of default under the revolving credit agreement between Tier and our lender. In addition, we incurred similar events of default for the quarter ended December 31, 2005. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement with the lender on March 6, 2006. The agreement, which amends and restates the original agreement signed by Tier and the lender on January 29, 2003, made a number of significant changes, including the termination of the $15.0 million revolving credit facility, the reduction of financial reporting covenants and the elimination of financial ratio covenants. The March 6, 2006 agreement provides that we may obtain up to $15.0 million of letters of credit and also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.
In addition to the letters of credit issued under the credit facility mentioned above, at September 30, 2006, we had a $3.0 million letter of credit outstanding, which was collateralized by certain securities in our investment portfolio. This letter of credit was issued to secure a performance bond.
Net Cash from Continuing Operations—Operating Activities
During fiscal 2006, our operating activities provided $4.9 million of cash. This reflects a $9.5 million net loss, plus $12.5 million of noncash transactions that are included on our Consolidated Statements of Operations. During fiscal 2006, $5.1 million was generated by a decrease in the balance of accounts receivable, due to our successful collection efforts, and $1.3 million was generated by an increase in accounts payable and other accrued liabilities. These increases were partially offset by a $2.8 million year-over-year decrease in prepaid expenses and other assets, which was primarily caused by an increase in long-term retainers receivable from our PSSI clients for long-term projects that are underway. In addition, a decrease in deferred income used $2.0 million of cash, resulting from the completion and the nearing completion of a number of contracts in our PSSI segment.

During fiscal 2005, the operating activities of our continuing operations provided $13.1 million of cash. This reflects $1.1 million of income from continuing operations, plus $10.2 million of noncash transactions that are included on our Consolidated Statements of Operations. During fiscal 2005, $2.5 million was generated by an increase in deferred revenue, of which $1.3 million is attributable to a contract with the State of Pennsylvania. A year-over-year decrease of $2.1 million in prepaid expenses also contributed to the increase in cash provided by operating activities of continuing operations. These increases were offset primarily by $3.5 million of cash used to support higher accounts receivable levels from increased sales.
During fiscal 2004, the operating activities of our continuing operations provided $25.4 million of cash, including $9.1 million of cash from net income from continuing operations, adjusted for non-cash items. In addition, during fiscal 2004 $9.0 million of cash was generated by a reduction in accounts receivable caused by improved collection activities, while $9.4 million of operating cash was generated by an increase in income taxes payable and $2.5 million of cash was used to pay accounts payable and to reduce accrued liabilities.
Net Cash from Continuing Operations—Investing Activities.
Net cash used in our investment activities from continuing operations for fiscal 2006 was $14.0 million, including $46.0 million used to purchase marketable securities, offset by $44.3 million provided by sales and maturities. In addition, $14.3 million was used to purchase restricted investments in the form of certificates of deposit required to collateralize performance bonds, offset by $6.6 million generated by sales and maturities of restricted investments. In addition, we used $4.8 million to purchase equipment and software, the majority of which was used to install a call center under a new contract in 2006.
During fiscal 2005, our continuing operations used $13.5 million of cash for investing activities, including $10.0 million used to purchase equipment and software, primarily for our Michigan operations and $4.1 million used to purchase our investment in CPAS and the assets of MyLocalGov.com. During this period, the sales and maturities of our available-for-sale securities generated $72.7 million of cash and the maturities of restricted investments generated $3.3 million of cash, the proceeds of which were invested in securities.
During fiscal 2004, we used $8.6 million for investing activities, of which $15.6 million was used to purchase EPOS and $3.4 million was used to purchase equipment and software. During fiscal 2004, purchases and maturities of marketable securities generated $6.3 million of cash. In addition, during fiscal 2004, a decrease in the level of restricted investments that we were required to maintain provided $4.4 million of cash, which we invested in marketable securities.
Net Cash from Continuing Operations—Financing Activities.
Net cash used in our financing activities from continuing operations for fiscal 2006 was $17,000, including $69,000 provided by the exercise of options to purchase our common stock, partially offset by the use of $86,000 for capital lease obligations.
During fiscal 2005 and 2004, $0.2 million and $2.2 million, respectively, of cash was provided by the financing activities of our continuing operations. These increases represent $0.3 million and $2.4 million, respectively, of proceeds provided by the exercise of options to purchase our common stock, partially offset by $0.1 million and $0.1 million, respectively, of cash used in both years for capital lease obligations.
We expect to generate cash flows from operating activities over the long-term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities will be adequate to fund our operations for at least fiscal 2007. There can be no assurance that changes will not occur that would consume available capital resources before such time. Our capital requirements and capital resources depend on numerous factors, including: potential acquisitions; initiation of large child support payment processing contracts that typically require large cash outlays for capital expenditures and staff-up costs; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility; and employee growth. To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The raising of additional capital may dilute our shareholders’ ownership in us.

Net Cash from Discontinued Operations.
During fiscal years 2006 and 2005, our discontinued operations used $21,000 and $386,000, respectively, of cash, all of which was used in operating activities. During fiscal year 2004, our discontinued operations provided $0.4 million, of which $1.9 million was generated by investing activities, offset by $1.5 million used in operating activities. See Note 15—Discontinued Operations of the Notes to Consolidated Financial Statements for additional information regarding our discontinued operations.
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
Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant policies, the following are the most noteworthy because they are based upon estimates and assumptions that require complex subjective judgments by management, which can have a material effect on our reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operations. Actual results could differ materially from management’s estimates.
Revenue Recognition. Certain judgments affect the application of our revenue policy. We derive revenues primarily from transaction and payment processing, systems design and integration and maintenance and support services. We recognize revenues in accordance with accounting principles generally accepted in the United States, which, in some cases, require us to estimate costs and project status. The primary methods that we use to recognize revenues are described below:
•	Transaction-based contracts—revenues are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed;

•	Fixed-price contracts—revenues are recognized either on a percentage-of-completion basis or when our customers accept the services we provide;

•	Time and materials contracts—revenues are recognized when we perform services and incur expenses;

•	Delivery-based contracts—revenues are recognized when we have delivered and the customer has accepted the product or service;

•	Software maintenance contracts—revenues are recognized on a straight-line basis over the contract term, which is typically one year; and

•	Software licenses—revenues are recognized for perpetual software licenses upon delivery when the fees are fixed and determinable, collection is probable and specific objective evidence exists to determine the value of any undeliverable elements of the arrangement. Revenues for software licenses with a fixed term are recognized on a straight-line period over the term of the license.
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

Collectibility of Receivables. Accounts receivable includes funds that are due to us to compensate us for the services we provide to our customers. In addition, under certain contracts by our GBPO segment we are obligated to fund any payments that we misapply and checks that we receive for insufficient funds. We record the amounts that we fund for misapplied payments and insufficient funds checks as receivables until the amounts can be collected. We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balance. Each quarter we adjust this allowance based upon management’s review and assessment of each category of receivable. Factors that we consider to establish this adjustment include the age of receivables, past payment history and the demographics of the associated debtors. Our allowance for uncollectible accounts is based both on the performance of specific debtors and upon general categories of debtors.
Goodwill and Other Intangible Assets. We review goodwill and purchased intangible assets with indefinite lives for impairment annually at the reporting unit level (operating segment) and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
Investments. We review our investments quarterly to identify other-than-temporary impairments in accordance with SFAS 115—Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No 59—Accounting for Noncurrent Marketable Equity Securities. This determination requires us to use significant judgment in evaluating a number of factors, including: the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology and operational and financing cash flow; and our intent and ability to hold the investment. When investments exhibit unfavorable attributes in these and other areas, we conduct additional analyses to determine that the fair value of the investment is other-than-temporarily impaired.
Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5—Accounting for Contingencies, which requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.
Income Taxes. SFAS 109—Accounting for Income Taxes establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.
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

Share-Based Compensation. Beginning October 1, 2005, we adopted SFAS 123(R)—Share-Based Payment, or SFAS 123R, which requires public companies to expense employee share-based payments based on fair value. In addition, the staff of the Securities and Exchange Commission issued SAB 107—Share-Based Payment, or SAB 107, which provided public companies with additional guidance on implementing SFAS 123R. We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the options will be outstanding.
RECENT ACCOUNTING STANDARDS
SFAS 154—Accounting Changes and Error Corrections. In May 2005, FASB issued Statement of Financial Accounting Standard No. 154—Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate. SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.
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
FIN 47—Accounting for Conditional Asset Retirement Obligations. In March 2005, FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations, or FIN 47, was issued. FIN 47 provides interpretive guidance on the term “conditional asset retirement obligation,” which is used in SFAS 143—Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset. We adopted FIN 47 during the fourth quarter of fiscal 2006. Our adoption of FIN 47 did not materially impact our financial position or results of operations.
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
FSP 46R-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). In April 2006, FASB Staff Position FIN 46(R)-6—Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), or FSP 46R-6 was issued. This standard addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46—Consolidation of Variable Interest Entities. Specifically, FSP 46(R)-6 prescribes the following two-step process for determining variability: 1) analyze the nature of the risks in the entity being acquired; and 2) determine the purpose for which the entity was created and the variability the entity is designed to create and pass along to its interest holders. We adopted this standard on July 1, 2006 and will apply this FSP to any future ventures.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
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
Employment Agreements
During fiscal 2005, four executives had employment agreements with us which entitled them to severance payments ranging from 1.5 to 2 years of base salary if they are terminated without cause or if certain events occurred as a result of a change of control of the Company. At September 30, 2006, we could pay as much as $0.8 million under these agreements if these events occurred.
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
Effective May 31, 2006, we entered into a Separation Agreement and Release with James R. Weaver, who had served as our Chairman, Chief Executive Officer and President. This agreement included a change of control clause whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event were to occur within two years of the effective date of the agreement. As of September 30, 2006, the maximum amount that could be paid under this agreement would be $350,000.
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

Contractual Obligations
We have contractual obligations to make future payments on lease agreements, none of which have remaining terms that extend beyond five years. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time. The most significant purchase obligation is for contracts with our subcontractors. The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2006. All of these obligations are due within five years.

		Due in	Due after	Due after
		1 year	1 year through	3 years through
(in thousands)	Total	or less	3 years	5 years

Capital leases (equipment)	$124	$42	$81	$1
Operating lease obligations:
Facilities leases	9,360	3,398	5,962	—
Equipment leases	138	60	78	—

Purchase obligations
Subcontractor	2,826	1,866	960	—
Purchase order	76	76	—	—

Total contractual obligations	$12,524	$5,442	$7,081	$1

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at September 30, 2006, the fair value of the portfolio would decline by about $17,000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston, Virginia
We have audited the consolidated balance sheets of Tier Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for the years then ended. Our audits also included the financial statement schedule of Tier Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Tier Technologies, Inc. and subsidiaries changed their method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Standards No. 123 (R), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tier Technologies, Inc. and subsidiaries internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Tier Technologies, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Tier Technologies, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Alexandria, Virginia
December 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Tier Technologies, Inc.
In our opinion, the consolidated statements of operations, of shareholders’ equity, of comprehensive income (loss) and of cash flows for the year ended September 30, 2004 of Tier Technologies, Inc. and its subsidiaries (the “Company”) present fairly, in all material respects, the results of operations and cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
San Jose, California
December 27, 2004, except for the restatement described in Note 1 to the consolidated financial statements (not presented herein), as to which the date is October 23, 2006.

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$18,486	$27,843
Investments in marketable securities	36,950	36,493
Accounts receivable, net	15,035	19,449
Unbilled receivables	2,918	3,094
Prepaid expenses and other current assets	3,067	3,680

Total current assets	76,456	90,559

Property, equipment and software, net	13,466	13,501
Long-term accounts receivable	—	1,560
Goodwill	37,567	37,567
Other intangible assets, net	21,879	26,147
Restricted investments	12,287	3,335
Investment in unconsolidated affiliate	3,978	3,590
Other assets	3,916	483

Total assets	$169,549	$176,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871	$1,902
Income taxes payable	7,288	7,113
Accrued compensation liabilities	5,325	5,139
Accrued subcontractor expense	2,360	3,226
Other accrued liabilities	11,823	7,836
Deferred income	5,750	7,795

Total current liabilities	33,417	33,011

Other liabilities	1,922	2,192

Total liabilities	35,339	35,203

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital—Shares authorized: 44,260; shares issued: 20,383 and 20,374; and shares outstanding: 19,499 and 19,490	184,387	182,066
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(4,275)	(3,998)
Accumulated other comprehensive loss	(33)	(111)
Accumulated deficit	(37,185)	(27,734)

Total shareholders’ equity	134,210	141,539

Total liabilities and shareholders’ equity	$169,549	$176,742

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2006	2005	2004

Revenues	$168,731	$150,601	$127,777

Costs and expenses:
Direct costs	125,845	103,814	84,399
General and administrative	38,540	28,958	28,233
Selling and marketing	11,474	11,339	7,441
Depreciation and amortization	5,257	6,065	5,109
Restructuring charges	35	46	3,493

Total costs and expenses	181,151	150,222	128,675

(Loss) income before other income, income taxes and loss from discontinued operations	(12,420)	379	(898)

Other income (loss):
Interest income, net	2,951	1,543	835
Loss on sale of investments	—	(501)	—
Equity in net income (loss) of unconsolidated affiliate	445	(168)	—
Other income	74	—	—

Total other income	3,470	874	835

(Loss) income from continuing operations before income taxes	(8,950)	1,253	(63)
Income tax provision	501	127	—

(Loss) income from continuing operations	(9,451)	1,126	(63)

Loss from discontinued operations, net of income taxes	—	—	(1,440)

Net (loss) income	$(9,451)	$1,126	$(1,503)

(Loss) earnings per share—Basic:
From continuing operations	$(0.48)	$0.06	$—
From discontinued operations	$—	$—	$(0.08)

(Loss) earnings per share—Basic	$(0.48)	$0.06	$(0.08)

(Loss) earnings per share—Diluted:
From continuing operations	$(0.48)	$0.06	$—
From discontinued operations	$—	$—	$(0.08)

(Loss) earnings per share—Diluted	$(0.48)	$0.06	$(0.08)

Weighted-average shares used in computing:
Basic (loss) earnings per share	19,495	19,470	18,987
Diluted (loss) earnings per share	19,495	19,593	18,987
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock
	Class A		Class B		$0.01 par value			Treasury stock			Accumulated other		Total
							Paid-in-			Notes receivable	comprehensive (loss)	Accumulated	shareholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	Amount	from shareholders	income	deficit	equity

Balance at September 30, 2003	880	$930	18,662	$172,496	—	$—	$403	(884)	$(8,684)	$(3,908)	$(221)	$(27,357)	$133,659
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,503)	(1,503)
Exercise of stock options	—	—	350	2,196	—	—	—	—	—	—	—	—	2,196
Issuance of Class B common stock	—	—	30	199	—	—	—	—	—	—	—	—	199
Conversion of Class A common stock into Class B common stock	(880)	(930)	880	930	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock in business combinations	—	—	402	4,447	—	—	—	—	—	—	—	—	4,447
Stock option revision charge	—	—	—	552	—	—	—	—	—	—	—	—	552
Notes and interest receivable from related parties	—	—	—	—	—	—	256	—	—	(205)	—	—	51
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	269	—	269

Balance at September 30, 2004	—	—	20,324	180,820	—	—	659	(884)	(8,684)	(4,113)	(128)	(28,860)	139,694
Net income	—	—	—	—	—	—	—	—	—	—	—	1,126	1,126
Exercise of stock options	—	—	9	54	1	—	6	—	—	—	—	—	60
Issuance of Class B common stock	—	—	33	242	—	—	—	—	—	—	—	—	242
Issuance of Class B common stock in business combinations	—	—	7	79	—	—	—	—	—	—	—	—	79
Conversion of Class B common stock to $0.01 par value common stock	—	—	(20,373)	(181,195)	20,373	204	180,991	—	—	—	—	—	—
Notes and interest receivable from related parties	—	—	—	—	—	—	206	—	—	115	—	—	321
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	89	—	89
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(72)	—	(72)

Balance at September 30, 2005	—	—	—	—	20,374	204	181,862	(884)	(8,684)	(3,998)	(111)	(27,734)	141,539
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,451)	(9,451)
Exercise of stock options	—	—	—	—	9	—	69	—	—	—	—	—	69
Interest receivable from related parties	—	—	—	—	—	—	277	—	—	(277)	—	—	—
Share-based payment	—	—	—	—	—	—	1,975	—	—	—	—	—	1,975
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	53	—	53
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	25	—	25

Balance at September 30, 2006	—	$—	—	$—	20,383	$204	$184,183	(884)	$(8,684)	$(4,275)	$(33)	$(37,185)	$134,210

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended September 30,
(in thousands)	2006	2005	2004

Net (loss) income	$(9,451)	$1,126	$(1,503)

Other comprehensive (loss) income, net of taxes:

Investments in marketable securities:

Unrealized gain (loss)	53	19	(176)

Less impact of realized losses (transferred out of accumulated other comprehensive income and included in net income)	—	70	—

Net change from marketable securities	53	89	(176)

Foreign currency translation gain (loss)	25	(72)	269

Other comprehensive income	78	17	93

Comprehensive (loss) income	$(9,373)	$1,143	$(1,410)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,451)	$1,126	$(1,503)
Less: Loss from discontinued operations, net	—	—	(1,440)

(Loss) income from continuing operations, net	(9,451)	1,126	(63)
Non-cash items included in net (loss) income from continuing operations:
Depreciation and amortization	8,998	8,992	7,139
Loss on retirement of equipment and software	324	662	571
Stock options revision charge	—	—	552
Stock-based compensation	1,975	—	—
Provision for doubtful accounts	1,020	602	388
Deferred income taxes	—	—	25
Equity in net (income) loss of unconsolidated affiliate	(445)	168	—
Accrued forward loss on contract	679	(214)	531
Net effect of changes in assets and liabilities:
Accounts receivable	5,130	(3,518)	9,015
Prepaid expenses and other assets	(2,819)	2,083	(485)
Accounts payable and accrued liabilities	1,329	565	(2,455)
Income taxes payable	175	106	9,382
Deferred income	(2,045)	2,526	780

Cash provided by operating activities from continuing operations	4,870	13,098	25,380
Cash used in operating activities from discontinued operations	(21)	(386)	(1,531)

Net cash provided by operating activities	4,849	12,712	23,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(45,950)	(75,702)	(26,639)
Sales and maturities of marketable securities	44,278	72,669	32,931
Restricted investments	(7,685)	3,328	4,403
Business combinations, net of cash acquired	—	(4,135)	(15,639)
Repayments on notes and accrued interest from related parties	—	411	—
Purchase of equipment and software	(4,849)	(10,027)	(3,429)
Other investing activities	—	(64)	(241)

Cash used in investing activities from continuing operations	(14,206)	(13,520)	(8,614)
Cash provided by investing activities from discontinued operations	—	—	1,913

Net cash used in investing activities	(14,206)	(13,520)	(6,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank line of credit	—	—	2,200
Repayments under bank line of credit	—	—	(2,200)
Net proceeds from issuance of common stock	69	302	2,395
Capital lease obligations and other financing arrangements	(86)	(86)	(149)

Net cash (used in) provided by financing activities from continuing operations	(17)	216	2,246
Effect of exchange rate changes on cash from continuing operations	17	(60)	—
Effect of exchange rate changes on cash from discontinued operations	—	—	230

Net (decrease) increase in cash and cash equivalents	(9,357)	(652)	19,624
Cash and cash equivalents at beginning of period	27,843	28,495	8,871

Cash and cash equivalents at end of period	$18,486	$27,843	$28,495

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended September 30,
(in thousands)	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$23	$99
Income taxes paid (refunded), net	$248	$34	$(9,573)
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital lease obligations and other financing arrangements	$64	$40	$—
Conversion of Class A common stock to Class B common stock	$—	$—	$930
Class B common stock issued in business combination and acquisition	$—	$79	$4,447
Interest accrued on shareholder notes	$277	$206	$256
See Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATIONAL OVERVIEW
Tier Technologies, Inc., or Tier or the Company, provides transaction processing services and software and systems integration services to federal, state, and local governments and other public sector clients. We provide our services through three segments:
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature.
Principles of Consolidation. The financial statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. We account for our 46.96% investment in CPAS, Inc. (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. We purchased 47.37% of the outstanding common stock of CPAS on October 1, 2004 for $3.6 million. Effective May 1, 2006, this percentage decreased to 46.96% due to the exercise of options to purchase 27,500 shares of CPAS’ common stock by CPAS’ employees. As of September 30, 2006, our Consolidated Balance Sheets reflect a $4.0 million investment in unconsolidated affiliate, which represents our $1.3 million equity in the underlying assets of CPAS and $2.7 million of goodwill.
Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. We believe that near-term changes could reasonably impact the following estimates: project costs and percentage of completion; effective tax rates; deferred taxes and associated valuation allowances; collectibility of receivables; share-based compensation; and valuation of goodwill, intangibles and investments. Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and notes thereto are reasonable in light of known facts and circumstances, actual results could differ materially.

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
For the sale of software that does not require significant modification, we recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant implementation or integration obligations exist, the fee is fixed or determinable and collectibility is probable. If we do not believe it is probable that we will collect a fee, we do not recognize the associated revenue until we collect the payment.
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
Finally, under the terms of a number of our contracts, we are reimbursed for certain costs that we incur to support the project, including postage, stationery and printing. We include the amounts that we are entitled to be reimbursed and any associated mark-up on these expenses in Revenues and include the expenses in Direct costs in our Consolidated Statements of Operations.
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

Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal. Additions to the provision for bad debts are included in General and administrative on our Consolidated Statements of Operations, while the provision for sales return allowance is included in Revenues. At September 30, 2006 and 2005, the balance of our allowance for doubtful accounts was $3.0 million and $2.6 million, respectively.
Fair Value of Financial Instruments. The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of notes receivable and long-term debt approximate fair value as the interest rates are charged at market rates.
Investments in Marketable Securities. Investments in marketable securities are comprised of available-for-sale securities. Restricted investments pledged in connection with performance bonds and real estate operating leases are reported as Restricted investments on the Consolidated Balance Sheets. Unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents. Other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents are classified on the Consolidated Balance Sheets as Investments in marketable securities. Our investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in Other comprehensive income. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in Loss on sale and impairment of investments. Interest earned is included in interest income.
Advertising Expense. We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place. During fiscal years 2006 and 2005, we incurred $1.1 million and $0.9 million, respectively, of net advertising expenses.
Property, Equipment and Software. Property, equipment and software are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. We recognize the fair value of the liability for conditional asset retirement obligations when incurred—generally upon acquisition, construction or development and/or through the normal operation of the asset.
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
Goodwill. Goodwill is tested for impairment on an annual basis during the fourth fiscal quarter and between annual tests if indicators of potential impairment exist, using a fair-value based approach. No impairment of goodwill for continuing operations has been identified for any of the periods presented.
Intangible Assets. We amortize intangible assets with finite lives using the straight-line method over their estimated benefit period, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets has been identified for any of the periods presented.
(Loss) Earnings Per Share. Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Share-Based Payment. Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R)—Share-Based Payment, or SFAS 123R, which requires companies to expense share-based compensation based on fair value. Prior to October 1, 2005, we accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25—Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123—Accounting for Stock-Based Compensation, as amended by SFAS No. 148—Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123.

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
Comprehensive (Loss) Income. Our comprehensive income is comprised of net (loss) income, foreign currency translation adjustments and unrealized gains (losses) on marketable investment securities, net of related taxes.
Guarantees. We record guarantees at the fair value of the guarantee at its inception when a guarantor is required to make payments to the guaranteed party upon failure of the third party to perform under the obligations of the contract.
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS 154—Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 154—Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate. SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.
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

NOTE 3—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year ended September 30,
(in thousands, except per share data)	2006	2005	2004

Numerator:
Net (loss) income from:
Continuing operations, net of income taxes	$(9,451)	$1,126	$(63)
Discontinued operations, net of income taxes	—	—	(1,440)

Net (loss) income	$(9,451)	$1,126	$(1,503)

Denominator:
Weighted-average common shares outstanding	19,495	19,470	18,987
Effects of dilutive common stock options	—	123	—

Adjusted weighted-average shares	19,495	19,593	18,987

(Loss) earnings per basic and diluted share
From continuing operations	$(0.48)	$0.06	$—
From discontinued operations	$—	$—	$(0.08)

(Loss) earnings per basic and diluted share	$(0.48)	$0.06	$(0.08)

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands, except per share amounts)	2006	2005	2004

Weighted-average options excluded from computation of diluted (loss) earnings per share	2,022	1,893	1,233

Range of exercise prices per share:
High	$20.70	$20.70	$20.70
Low	$5.91	$8.53	$9.97
In addition, 91,000 and 335,000 shares, respectively, of common stock equivalents were excluded from the calculation of diluted loss per share at September 30, 2006 and September 30, 2004, respectively, since their effect would have been anti-dilutive.
NOTE 4—CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. During fiscal years 2006, 2005 and 2004, revenue from one customer served by our EPP segment totaled $31.1 million, $20.5 million and $15.7 million, respectively, which represented 18.4%, 13.6% and 12.3%, respectively, of our total revenues. During fiscal 2006, revenues from another customer served by our GBPO segment totaled $18.1 million, or 10.7%, of our total revenues.
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
Accounts receivable, net. Accounts receivable, net, represents the short-term portion of receivables from our customers and other parties and retainers that we expected to receive within one year, less an allowance for accounts that we estimated would become uncollectible. Our accounts receivable are comprised of the following three categories:
•	Customer receivables—receivables from our customers;

•	Mispost receivables—receivables from individuals to whom our payment processing centers made incorrect payments; and

•	Not Sufficient Funds, or NSF, receivables—receivables from individuals who paid their child support payment with a check that had insufficient funds.

We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheet. As shown in the following table, at September 30, 2006 and 2005, the balance of our Accounts receivable, net was $15.0 million and $19.4 million, respectively.

	Year ended September 30,
(in thousands)	2006	2005

Accounts receivable from:
Customers	$14,719	$18,017
Recipients of misposted payments	1,445	1,843
Payers of NSF child support	769	743

Total accounts receivable	16,933	20,603

Allowance for uncollectible accounts receivable:
Customer	(1,037)	(632)
Mispost	(1,171)	(1,375)
NSF	(751)	(632)

Total accounts receivable allowance	(2,959)	(2,639)
Short-term retainers receivable from customers	1,061	3,045
Less: Long-term accounts receivable	—	(1,560)

Accounts receivable, net	$15,035	$19,449

As of September 30, 2006 and 2005, one customer accounted for 20.0% and 18.8%, respectively, of total customer accounts receivable. At September 30, 2005, we expected that $1.6 million of the receivables from this customer would be received over one to three years and, accordingly, the $1.6 million of receivables was classified as Long-term accounts receivable on our Consolidated Balance Sheets. Subsequently, this customer paid the remaining balance in October 2006; therefore, we included the balance of the receivables from this customer in Accounts receivable, net as of September 30, 2006.
Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At September 30, 2006 and 2005, Accounts receivable, net included $1.1 million and $3.0 million, respectively, of retainers that we expected to receive in one year. In addition, there were $3.7 million and $0.3 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.
Unbilled Receivables. Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work. At September 30, 2006 and 2005, unbilled receivables, which are all expected to become billable in one year, were $2.9 million and $3.1 million, respectively. At September 30, 2006, four customers accounted for 32.5%, 28.8%, 21.2% and 11.8%, respectively, of total unbilled receivables and at September 30, 2005, two customers accounted for 55.5% and 32.5%, respectively, of unbilled receivables.
NOTE 5—INVESTMENTS
Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $12.3 million and $3.3 million at September 30, 2006 and September 30, 2005, respectively, were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end November 2009. These investments are reported as Restricted investments on the Consolidated Balance Sheets.
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

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	September 30, 2006			September 30, 2005
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
(in thousands)	cost	loss	fair value	cost	loss	fair value

Cash equivalents:
Money market	$4,616	$—	$4,616	$11,272	$—	$11,272

Total investments included in cash and cash equivalents	4,616	—	4,616	11,272	—	11,272

Investments in marketable securities:
Debt securities
U.S. government sponsored enterprise obligations	—	—	—	1,629	(7)	1,622
Other (Primarily state and local bonds/notes)	36,950	—	36,950	30,888	(13)	30,875
Commercial paper	—	—	—	2,996	—	2,996
Equity securities	—	—	—	1,000	—	1,000

Total marketable securities	36,950	—	36,950	36,513	(20)	36,493

Restricted investments:
U.S. government sponsored enterprise obligations	3,348	(2)	3,346	3,370	(35)	3,335
Certificate of deposit	8,941	—	8,941	—	—	—

Total restricted investments	12,289	(2)	12,287	3,370	(35)	3,335

Total investments	$53,855	$(2)	$53,853	$51,155	$(55)	$51,100

As of September 30, 2006, all of the debt securities that were included in marketable securities had remaining maturities in excess of ten years.
We evaluate certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that we consider when evaluating for other-than-temporary impairment include: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; interest rates, credit risk, the value of any underlying portfolios or investments; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We do not adjust the recorded book value for declines in fair value that we believe are temporary, if we have the intent and ability to hold the associated investments for the foreseeable future and we have not made the decision to dispose of the securities as of the reported date.
If we determine impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment. At September 30, 2006, we do not believe that any of our investments were other-than-temporarily impaired. During fiscal 2005, we sold an investment in two mutual funds, which resulted in a $0.5 million realized loss. This loss is included in Loss on sale of investments on the Consolidated Statement of Operations for fiscal year 2005.
NOTE 6—PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2006	2005

Software	$10,459	$15,857
Computer equipment	8,961	9,658
Furniture and equipment	5,788	7,023
Land and building	2,452	2,452
Leasehold improvements	2,120	2,234

Total property, equipment and software, gross	29,780	37,224
Less: Accumulated depreciation and amortization	(16,314)	(23,723)

Total property, equipment and software, net	$13,466	$13,501

We depreciate fixed assets on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated remaining life of the leasehold or the remaining term of the lease. Total depreciation and amortization expense for property, equipment and software for fiscal years 2006, 2005 and 2004 was $4.6 million, $4.1 million and $3.7 million, respectively. Of the total expense, amortization related to software for fiscal years 2006, 2005 and 2004 was approximately $1.7 million, $1.8 million and $2.4 million, respectively. Of the total depreciation and amortization expense, approximately $3.7 million, $2.7 million and $2.3 million was included in Direct costs on our Consolidated Statements of Operations during fiscal years 2006, 2005 and 2004, respectively.
At September 30, 2006 and 2005, the cost of assets acquired under capital leases was approximately $0.5 million and $0.9 million, respectively, and the related accumulated depreciation and amortization was $0.4 million and $0.8 million, respectively.
NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for fiscal years 2006 and 2005 are as follows for each of our operating segments:

	Operating segment
(in thousands)	GBPO	PSSI	EPP	Total

Balance at September 30, 2004	$5,284	$17,920	$14,323	$37,527
Post acquisition adjustment—EPOS(1)	—	40	—	40

Balance at September 30, 2005	$5,284	$17,960	$14,323	$37,567

Balance at September 30, 2006	$5,284	$17,960	$14,323	$37,567

(1)	During fiscal 2005, our PSSI segment recorded $40,000 of adjustments associated with the fiscal 2004 acquisition of EPOS.
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal 2006 or 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.
Other intangible assets, net, consisted of the following at September 30, 2006 and 2005:

		September 30, 2006			September 30, 2005
	Amortization		Accumulated			Accumulated
(in thousands)	period	Gross	amortization	Net	Gross	amortization	Net

Client relationships	10 years	$28,749	$(11,176)	$17,573	$28,749	$(8,301)	$20,448
Technology	3-10 years	4,289	(1,986)	2,303	5,029	(1,870)	3,159
Trademarks	7-10 years	3,214	(1,342)	1,872	3,214	(1,019)	2,195
Non-compete agreements	2-3 years	615	(484)	131	615	(270)	345

Other intangible assets, net		$36,867	$(14,988)	$21,879	$37,607	$(11,460)	$26,147

Amortization expense of other intangible assets was $3.5 million, $4.9 million and $3.7 million for fiscal years ended September 30, 2006, 2005 and 2004, respectively.
Estimated amortization expense for other intangible assets on our September 30, 2006 balance sheet for the next five years is as follows:

Future
(in thousands)	expense

Years ending September 30,
2007	$4,183
2008	4,053
2009	3,775
2010	3,204
2011	3,198
Thereafter	3,466

Total future amortization expense	$21,879

ACQUISITIONS
Effective June 1, 2004, we purchased all of the outstanding stock of EPOS Corporation, an Alabama corporation that supplies interactive voice response communication and electronic transaction processing technologies. The $20.1 million purchase price was comprised of $15.6 million of cash and 402,422 shares of common stock valued at $4.5 million, based on the closing price of common stock on June 1, 2004. The $15.6 million cash payment included $7.5 million of payments to EPOS’ lenders and $0.8 million of estimated acquisition costs. The identifiable intangible assets comprised the following:

		Estimated
(in thousands)	Amount	useful life

Client relationships	$4,240	10 years
Technology	4,150	5 years
Backlog and acquired contracts	600	1 year
Non-compete agreement	560	3 years
Technology & research and development	30	7 years

Total	$9,580

We allocated $8.2 million of goodwill acquired as part of the EPOS acquisition to our PSSI segment. The value of the identifiable intangible assets was based on our then-current assessment of the fair value. None of the goodwill is deductible for income tax purposes.
Many requests for proposals issued in the child support payment processing and unemployment insurance practices require interactive voice response communication capabilities, such as those provided by EPOS. Additionally, EPOS has established electronic payment processing capabilities and clients in the secondary education and utilities industries that broaden our overall capabilities and client base. We have established strategic, operational, business, financial and valuation criteria that we use to evaluate potential acquisitions and believe that these criteria, including valuation, are in line with market conditions.
The total purchase price paid was allocated to the assets acquired and liabilities assumed as follows:

Upon purchase at
(in thousands)	June 1, 2004

Accounts receivable	$1,514
Prepaid expenses and other current assets	989
Property, equipment and software	2,413
Other assets	37
Deferred income tax asset	25
Accounts payable and accrued expenses	(1,473)
Deferred revenue	(1,190)
Other long-term liability	(9)
Other acquired intangible assets	9,580
Goodwill	8,199

Total purchase price paid	$20,085

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
NOTE 8—CONTINGENCIES AND COMMITMENTS
LEGAL ISSUES
From time to time during the normal course of business, we are a party to litigation and/or other claims. At September 30, 2006, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows. At September 30, 2006 and 2005, we had legal accruals of $1.5 million and $1.0 million based upon estimates of key legal matters. In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry. We have cooperated, and will continue to cooperate, with the investigation and, therefore, will continue to incur legal costs. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We have cooperated, and will continue to cooperate fully, in this investigation. See Note 16—Subsequent Events of the Notes to Consolidated Financial Statements for a shareholder claim that we became aware of in November 2006.
BANK LINES OF CREDIT
Throughout fiscal 2005, the first quarter of fiscal 2006 and the majority of the second quarter of fiscal 2006, we had a $15.0 million revolving credit facility that could be used for letters of credit. This credit facility, which was to mature on March 31, 2007, was collateralized by first priority liens and security interests in our assets. Interest was based either on the adjusted LIBOR rate plus 2.25% or on the lender’s announced prime rate at our option and was payable monthly. In addition, we paid a fee of one-quarter of one percent of the average daily unused portion of this facility. As of September 30, 2005, standby letters of credit totaling $1.3 million were outstanding under this agreement.
The delayed availability of our financial statements for the fiscal year ended September 30, 2005 and the quarter ended December 31, 2005, as well as the loss for the quarter ended September 30, 2005, constituted events of default under the revolving credit agreement. To address these events of default, we entered into an Amended and Restated Credit and Security Agreement, or the Agreement, with our lender on March 6, 2006, which replaced the original agreement signed in January 2003. The terms of the Agreement allows us to obtain letters of credit up to a total of $15.0 million and also grants the lender a perfected security interest in Cash Collateral in an amount equal to all issued and to be issued letters of credit. This credit facility is scheduled to mature on March 31, 2007. As of September 30, 2006, standby letters of credit totaling $8.9 million were outstanding under the Agreement. These letters of credit were issued to secure performance bonds, insurance and a lease.
OTHER LETTERS OF CREDIT
At September 30, 2006 and 2005, we had $3.0 million and $3.2 million, respectively, of other letters of credit outstanding that were collateralized by certain securities in our investment portfolio. These other letters of credit were issued to secure performance bonds and a lease. We report the investments used to collateralize these letters of credit as Restricted investments on our Consolidated Balance Sheets.
CREDIT RISK
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.
OPERATING AND CAPITAL LEASE OBLIGATIONS
We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2011. Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

	Operating	Capital
(in thousands)	leases	leases(1)	Total

Year ending September 30,
2007	$3,458	$42	$3,500
2008	3,130	39	3,169
2009	2,020	30	2,050
2010	890	12	902
2011	—	1	1

Total minimum lease payments	$9,498	$124	$9,622

(1)	The amounts due in fiscal year 2007 are included in Other current liabilities on our Consolidated Balance Sheets.
Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. During the fiscal years ended September 30, 2006, 2005 and 2004, we recorded rent expense of $2.2 million, $2.5 million and $2.7 million, respectively.

GUARANTEES
In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. As of September 30, 2006, the remaining liability was $0.2 million, which is being amortized over the term of the contract. We believe that the probability is remote that the guarantee provision of this contract will be invoked.
PERFORMANCE BONDS
Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers. Fees for obtaining the bonds are expensed over the life of each bond and are included in Direct Costs. At September 30, 2006, we had $20.7 million of bonds posted with clients. There were no claims pending against any of these bonds.
EMPLOYMENT AGREEMENTS
Effective June 2006, we entered into a one-year employment agreement with Ronald L. Rossetti, our current Chief Executive Officer. Pursuant to the agreement, Mr. Rossetti is entitled to receive a base salary of $50,000 per month and a bonus of $50,000 per month. In the event that certain pre-defined events occur before the end of this one-year agreement, we would be obligated to compensate Mr. Rossetti these amounts through the remaining term of the one-year agreement. As of September 30, 2006, the maximum amount that could be paid under this agreement would be $0.8 million.
Effective May 31, 2006, we entered into a Separation Agreement and Release, or the Separation Agreement, with James R. Weaver, who had served as our Chief Executive Officer, President and Chairman. Pursuant to the Separation Agreement, we paid Mr. Weaver $975,000 of severance, of which $700,000 was paid on June 8, 2006 and $275,000 was paid on November 30, 2006. We are also obligated to provide Mr. Weaver with 18 months of COBRA-covered benefits, as well as pay the premiums on other non-COBRA covered insurance benefits up to $20,000. The Separation Agreement also includes a change of control clause, whereby Mr. Weaver would receive $175,000 to $350,000 if a pre-defined reorganization event were to occur within two years of the effective date of the Separation Agreement. Finally, the Separation Agreement accelerated and immediately vested all 330,000 of Mr. Weaver’s unvested options. The Separation Agreement provided that these options and Mr. Weaver’s 563,039 previously vested options would expire 30 days after termination. Under the terms of the Separation Agreement, all options expired as of June 30, 2006.
As of September 30, 2006, three other executives had employment agreements with us which entitled them to severance payments ranging from 0.6 to 1.5 years of base salary if they are terminated without cause or if certain events occur relating from a change of control of Tier. At September 30, 2006, we could have paid up to $0.8 million under these agreements if these events had occurred. In March 2006, we entered into Employment and Security Agreements with four executive officers and certain other key managers. Under the terms of these agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payments ranging from six to twelve months of their current base salary. If these events had occurred on September 30, 2006, we would have been obligated to have paid up to $3.4 million under these agreements.
See Note 16—Subsequent Events of the Notes to Consolidated Financial Statements for details regarding an employment agreement entered into with our Chief Financial Officer in December 2006.
INDEMNIFICATION AGREEMENTS
We have entered into indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations. We are not able to estimate our maximum exposure under these agreements.

FORWARD LOSSES
Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract. In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any. As of September 30, 2006 and 2005, accruals totaling $1.0 million and $0.3 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets. Changes in the accrued forward losses are reflected in Direct costs on our Consolidated Statements of Operations.
NOTE 9—SHAREHOLDERS’ EQUITY
In fiscal year 2003, the remaining 880,000 shares of Class A common stock, authorized in 1997, were converted to 880,000 shares of Class B common stock. In July 2005, we changed our state of incorporation from California to Delaware and converted all shares of our Class B common stock to $0.01 par value common stock. Accordingly, as of September 30, 2006 and 2005, no shares of Class A or Class B common stock were authorized or outstanding. As of September 30, 2006 and 2005, a total of 44,259,762 shares of common stock were authorized.
COMMON STOCK REPURCHASE PROGRAM
In October 1998, our Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of our management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations. In April 2003, our Board increased the number of shares authorized for repurchase to two million shares. As of September 30, 2005, we repurchased 884,400 shares of common stock for $8.7 million. All such repurchases of our common stock were made prior to fiscal 2004. All stock purchased under the common stock repurchase program is reported as Treasury stock on our Consolidated Balance Sheets.
STOCKHOLDERS’ RIGHTS AGREEMENT
On January 10, 2006, our Board of Directors adopted a stockholders’ Rights Agreement and declared a dividend distribution of one Right for each outstanding share of our Common Stock to shareholders of record at the close of business on January 23, 2006. Upon the occurrence of certain events, each Right entitles the registered holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock, $0.01 par value per share at a purchase price of $50.00 in cash, subject to adjustment. The stockholders’ Rights Agreement was designed to enable all of our shareholders to realize the full value of their investment in our company and to provide reasonable assurance that all of our shareholders receive fair and equal treatment in the event that an unsolicited attempt is made to acquire Tier.
EQUITY INCENTIVE PLAN
In February 1997, we adopted the 1996 Equity Incentive Plan, or the 1996 Plan, under which the Board of Directors could issue incentive stock options for Class B stock. In June 2005, the 1996 Plan was replaced by the Amended and Restated 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, the Board of Directors may issue options, stock appreciation rights, restricted stock and other stock-based awards (each an “award”) to our employees, officers, directors, consultants and advisors. The Board, or a committee designated by the Board, has the authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2004 Plan. Awards may be made under the 2004 Plan for up to 1,000,000 shares of common stock, plus up to 3,486,788 shares of common stock subject to awards outstanding as of the date the 2004 Plan was approved, under our 1996 Plan that have expired, or been terminated, surrendered or canceled without having been fully exercised. Participants in the plan may be granted awards for up to 300,000 shares in any given year. Under the plan, options are granted with an exercise price of no less than fair market value and a term of up to ten years. Options for a total of 2,236,554 shares of common stock were outstanding at September 30, 2006.

A summary of employee stock options outstanding is as follows:

	Number of shares	Weighted-average
	(in thousands)	exercise price

Options outstanding at September 30, 2003	2,717	$11.68
Options granted	782	$8.29
Options cancelled	(702)	$12.95
Options exercised	(350)	$6.28

Options outstanding at September 30, 2004	2,447	$11.00
Options granted	913	$8.56
Options cancelled	(382)	$10.44
Options exercised	(10)	$5.72

Options outstanding at September 30, 2005	2,968	$10.34
Options granted	988	$6.14
Options cancelled	(1,710)	$7.07
Options exercised	(9)	$10.41

Options outstanding at September 30, 2006	2,237	$8.45

The weighted-average fair value of options granted to employees during the years ended September 30, 2006, 2005 and 2004 was $2.95, $4.14 and $5.24 per share, respectively. At September 30, 2006, 2005 and 2004, there were outstanding options to purchase 1.1 million, 1.8 million and 1.5 million shares of common stock exercisable at weighted-average exercise prices of $9.46, $10.93 and $11.37, respectively. At September 30, 2006, a total of 1.9 million shares of common stock were available for grant. The weighted average remaining life of outstanding options at September 30, 2006 was 7.88 years.
The following table summarizes information about stock options outstanding at September 30, 2006:

		Options outstanding			Options exercisable
		Number	Weighted-average		Number
Range of exercise prices		Outstanding	remaining	Weighted-average	exercisable	Weighted-average
Low	High	(in thousands)	contractual life	exercise price	(in thousands)	exercise price

$3.25	$5.25	31	0.70 years	$4.59	31	$4.59
$5.50	$5.50	322	9.40 years	$5.50	247	$5.50
$5.88	$5.91	13	7.23 years	$5.90	5	$5.88
$5.95	$5.95	547	9.90 years	$5.95	—	$—
$6.00	$7.81	323	5.63 years	$7.28	211	$7.16
$7.85	$8.30	243	8.55 years	$8.08	156	$8.20
$8.47	$8.62	263	7.98 years	$8.59	106	$8.61
$8.63	$16.00	226	7.39 years	$10.56	121	$11.84
$16.04	$19.56	259	5.19 years	$17.35	191	$17.51
$20.70	$20.70	10	5.26 years	$20.70	8	$20.70

$3.25	$20.70	2,237	7.88 years	$8.45	1,076	$9.46

EMPLOYEE STOCK PURCHASE PLAN
In October 1997, we adopted the Employee Stock Purchase Plan, or ESPP, a non-compensatory plan that allowed eligible employees to purchase shares of our Class B common stock. Under the ESPP, employees purchased shares semi-annually at a price equal to 85% of the lesser of the fair market value on either the first day or last day of the applicable purchase period. During fiscal years September 30, 2005 and 2004, we issued 33,000 and 30,000 shares under the ESPP for $0.2 million and $0.2 million, respectively. We terminated the ESPP effective June 1, 2005.
NOTE 10—SHARE-BASED PAYMENT
In June 2005, our shareholders approved the Amended and Restated 2004 Stock Incentive Plan, or the Plan, which provides our Board of Directors discretion with creating employee equity incentives, including incentive and non-statutory stock options. Generally, these options vest as to 20% of the underlying shares each year, beginning on the first anniversary of the grant date, and expire in ten years. At September 30, 2006, there were 1,869,481 shares of common stock reserved for future issuance under the Plan.
On October 1, 2005, we adopted the provisions of FASB Statement No. 123R—Share-Based Payment, a revision of FASB Statement No. 123—Accounting for Stock-Based Compensation, or SFAS 123R. This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. We elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, we have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of September 30, 2005, based on the fair value on the grant date estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2005 was based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R using the Black-Scholes model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. For the fiscal year ended September 30, 2006, we recognized $2.0 million in stock-based compensation expense as required under SFAS 123R.
Prior to adopting SFAS 123R, we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25—Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123. Prior to the adoption of SFAS 123R, we did not include compensation expense for employee stock options in net income (loss), since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. The following table illustrates the effects on net income (loss) after tax and earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal years ended September 30, 2005 and 2004:

	Fiscal year ended September 30,
(in thousands, except per share data)	2005	2004

Net income (loss)	$1,126	$(1,503)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	552
Less: Total stock-based compensation expense, determined under fair value-based method for all awards, net of tax effect	2,527	2,440

Net loss, pro forma	$(1,401)	$(3,391)
Earnings (loss) per basic and diluted share:
As reported	$0.06	$(0.08)
Pro forma	$(0.07)	$(0.18)
The following tables shows the weighted average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	September 30,
	2006	2005	2004

Weighted-average assumptions used in Black-Scholes Model:
Expected period that options will be outstanding (in years)	5.00	4.55	5.68
Interest rate (based on 3-year U.S. Treasury Yields at time of grant)	4.87%	3.76%	3.54%
Volatility	48.21%	54.63%	69.88%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$2.95	$4.11	$5.21
Weighted-average intrinsic value of options exercised (in thousands)	$7	$33	$955
Expected volatilities are based on both the implied and historical volatility of our stock. In addition, we used historical data to estimate option exercise and employee termination within the valuation model.
Stock option activity for the fiscal year ended September 30, 2006 is as follows:

		Weighted-average
	Shares	Exercise	Remaining	Aggregate
(in thousands, except per share data)	under option	price	contractual term	intrinsic value

Options outstanding at October 1, 2005	2,968	$10.34
Granted	988	6.14
Exercised	(9)	7.07
Forfeitures or expirations	(1,710)	10.41

Options outstanding at September 30, 2006	2,237	$8.45	7.88 years	$971

Options exercisable at September 30, 2006	1,076	$9.46	6.59 years	$402

During the third quarter of fiscal 2006 we entered into a Separation Agreement with James R. Weaver, our former Chief Executive Officer, terminating his employment with us effective May 31, 2006. Pursuant to that agreement, all of Mr. Weaver’s unvested shares became fully vested as of May 31, 2006 and all of his options expired June 30, 2006. The accelerated vesting resulted in a modification of the previous awards and the options had a weighted-average exercise price of $6.20.

As of September 30, 2006, a total of $2.6 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.2 year weighted-average period.
NOTE 11—RELATED PARTY TRANSACTIONS
NOTES AND INTEREST RECEIVABLE
At September 30, 2006 and 2005, we had $4.3 million and $4.0 million, respectively, of full-recourse notes and interest receivable from a former chairman of the board and chief executive officer. These notes mature in 2007 and bear interest rates ranging from 6.54% to 7.18%. This individual pledged 387,490 shares of common stock, with a market value of $2.6 million at September 30, 2006. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of our common stock.
At September 30, 2004, we also had a $75,000 full-recourse note, bearing 6.13% interest, outstanding from the then-current Chairman of the Board and Chief Executive Officer. The note provided that it would either become due in September 2005 or it would be forgiven upon his relocation to the Boston, Massachusetts area before the due date. Subsequently, the Compensation Committee of the Board of Directors forgave the loan in fiscal 2005 because it concluded that the intention of the forgiveness provision had been met when our headquarters and the Chairman of the Board were located in the same metropolitan area. Until the note was forgiven, the Chairman of the Board and Chief Executive Officer made regularly scheduled interest payments on the outstanding balance.
The notes with both of these former officers were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002. We have not entered into any notes with any directors or officers following the effective date of that act.
These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in-capital in the shareholders’ equity section of our Consolidated Balance Sheets.
OTHER RELATED-PARTY TRANSACTIONS
In 2006 and 2005, one of our subsidiaries purchased $0.5 million and $0.2 million, respectively, of software licenses, maintenance and related services from Nuance Communications, Inc., or Nuance, a company affiliated with one of the members of our Board of Directors.
We own a 46.96% interest in CPAS Systems, Inc., or CPAS, a Canadian entity that we account for using the equity method. During 2006, we recognized $52,000 in revenue for services rendered in connection with a pension project. In addition, during 2006 we purchased $0.2 million of software licenses from CPAS relating to the same project.
NOTE 12—SEGMENT INFORMATION
We evaluate the profitability of our EPP, GBPO and PSSI operating segments based on revenues and direct costs, while other operating costs are evaluated on a geographical basis. The following table presents financial information for the three reportable segments, including the elimination of the revenues and costs associated with the purchase and installation of a call center from one of our subsidiaries, which have been eliminated and are disclosed in the Eliminations column below:

(in thousands)	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total

Year ended September 30, 2006:
Revenues	$78,427	$45,478	$44,826	$—	$168,731
Direct costs	$59,966	$36,491	$29,883	$(495)	$125,845

Year ended September 30, 2005:
Revenues	$56,452	$45,771	$53,451	$(5,073)	$150,601
Direct costs	$42,199	$32,293	$33,271	$(3,949)	$103,814

Year ended September 30, 2004:
Revenues	$40,669	$45,205	$41,903	$—	$127,777
Direct costs	$28,448	$28,774	$27,538	$(361)	$84,399

(1)	During fiscal 2006, 2005 and 2004, the revenues from one customer represented 39.7%, 36.4% and 38.5%, respectively, of EPP revenues.

(2)	During fiscal 2006 and 2005, the revenues from one customer represented 37.8% and 21.0%, respectively, of the revenues from the GBPO segment. During fiscal 2006, 2005 and 2004, another customer produced 16.7%, 16.2% and 16.0%, respectively, of GBPO revenues. During fiscal 2004, three other customers each contributed over 10% of GBPO revenues.

(3)	During fiscal 2006, 2005 and 2004, the revenues from one customer represented 25.3%, 24.8% and 29.7%, respectively, of PSSI revenues. During fiscal 2006 another customer produced 13.8% of the PSSI revenues. During fiscal 2004 another customer provided 18.7% of PSSI revenues.
Many of our assets are either corporate assets or are shared by multiple segments. As such, we do not separately account for total assets by business segment.
NOTE 13—INCOME TAXES
The components of deferred tax liabilities and assets are as follows:

	September 30,
(in thousands)	2006	2005

Deferred tax liabilities:
Intangibles	$2,992	$3,685
Internally developed software	1,650	1,190
Other deferred tax liabilities	569	597
Investment in subsidiary	105	—

Total deferred tax liabilities	5,316	5,472

Deferred tax assets:
Accrued expenses	3,309	2,808
Deferred income	6	4
Depreciation	526	842
Accounts receivable allowance	313	203
Investment in subsidiaries	—	101
Other deferred tax assets	924	596
Net operating loss carryforward	27,669	26,063
Foreign tax credit carryforward	566	608
Valuation allowance	(27,997)	(25,753)

Total deferred tax assets	5,316	$5,472

Net deferred tax assets (liabilities)	$—	$—

At September 30, 2006, we had $0.6 million of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax. Such foreign tax carryforwards will begin to expire in 2010. The benefit from the foreign tax carryforwards may be limited in certain circumstances. We believe sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.
At September, 30, 2006, we had $73.0 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018. At September 30, 2006, we had $59.0 million of state net operating loss carryforwards, which begin to expire in fiscal 2007. Of these amounts, $48.6 million of federal net operating loss carryforwards and $29.6 million of state net operating loss carryforwards were acquired in the acquisition of OPC. Our ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

At September 30, 2006, we maintained a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization. At September 30, 2006, a total of $20.1 million and $2.8 million of the valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill or increase common stock, respectively, while the remaining $5.1 million benefit from the valuation allowance will be used to offset future tax obligations from our continuing operations.
Our fiscal 2002 tax return included a $22.5 million loss on disposal of Australian operations for which no tax benefit has been recorded. Any tax benefit recorded relating to this will be recorded in discontinued operations.
Significant components of the provision for income taxes are as follows:

	Year ended September 30,
(in thousands)	2006	2005	2004

Current income tax provision:
Federal	$456	$37	$—
State	45	90	—

Total provision for income taxes	$501	$127	$—

There were no deferred income tax provisions or benefits during the years ended September 30, 2006, 2005 or 2004.
The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2006	2005	2004

U.S statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.5%	12.6%	(111.0)%
Tax exempt interest income	0.3%	(4.6)%	307.8%
Tax effect of foreign operations	—	11.8%	—
Meals and entertainment	(1.5)%	7.5%	(145.6)%
Valuation allowance	(32.1)%	(59.3)%	(71.0)%
Keyman life insurance	—	—	(11.1)%
Stock-based compensation	(4.2)%	—	—
Other	(5.6)%	8.1%	(3.1)%

Effective tax rate	(5.6)%	10.1%	—

NOTE 14—RESTRUCTURING
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
The following table summarizes restructuring charges we incurred during fiscal years 2006, 2005 and 2004:

	Year ended September 30,
(in thousands)	2006	2005	2004

Asset impairment charges	$—	$—	$571
Office closure costs (net of sublease income)	32	15	1,076
Severance costs	3	31	1,846

Total restructuring charges	$35	$46	$3,493

The following table summarizes restructuring liabilities associated with continuing operations for fiscal years 2004 through 2006 (See Note 15—Discontinued Operations of the Notes to Consolidated Financial Statements for additional restructuring liabilities associated with our discontinued operations):

	Facilities
(in thousands)	Severance	closures	Total

Balance at September 30, 2004	$1,103	$816	$1,919
Additions	18	—	18
Cash payments	(791)	(206)	(997)

Balance at September 30, 2005	$330	$610	$940
Additions	—	—	—
Cash payments	(330)	(209)	(539)

Balance at September 30, 2006	$—	$401	$401

As shown in the preceding table, we had $0.4 million and $0.9 million of restructuring liabilities associated with our continuing operations at September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, a total of $0.2 million and $0.4 million, respectively, was included in Other current liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheets. We expect to pay $0.2 million and $0.2 million of these liabilities during fiscal years 2007 and 2008, respectively.
NOTE 15—DISCONTINUED OPERATIONS
In 2003, we restructured and abandoned our U.S. Commercial and United Kingdom segments. Accordingly, the financial position, results of operations and cash flows for these segments have been reported as discontinued operations for each period presented. During the fiscal year ended September 30, 2004, we reported $1.8 million of revenue from discontinued operations and a loss from discontinued operations of $1.4 million. There were no additional revenues or losses from discontinued operations during fiscal year 2006 and 2005. At September 30, 2006 and 2005, Other current liabilities on our Consolidated Balance Sheet included zero and $21,000 of net current liabilities from discontinued operations.
NOTE 16—SUBSEQUENT EVENTS
REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
The following table summarizes the dates that we filed certain key reports with the Securities and Exchange Commission:

Report name	Period covered by report	Date filed

Annual Report on Form 10-K/A (Amendment 3)	Fiscal year ended September 30, 2004	October 25, 2006

Annual Report on Form 10-K	Fiscal year ended September 30, 2005	October 27, 2006

Quarterly Report on Form 10-Q/A	Quarter ended December 31, 2005	November 13, 2006

Quarterly Report on Form 10-Q	Quarter ended March 31, 2006	November 14, 2006

Quarterly Report on Form 10-Q	Quarter ended June 30, 2006	November 22, 2006
CLAIMS
On November 20, 2006, we were served with a class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former and/or current officers violated the Securities Exchange Act of 1934, but did not identify the damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.
SYSTEM OUTAGE
Between October 2, 2006 and October 5, 2006, an outage occurred with one of the systems we use to serve one of our large customers. Because of this outage, we may incur penalties under the provisions of the related contract. We are not able to determine the amount of penalties, if any, that will be assessed; however, we preliminarily estimate that the penalties could range from zero to $0.2 million.

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
MATERIAL CONTRACTS
On December 11, 2006, we entered into an employment agreement with David E. Fountain, Senior Vice President and Chief Financial Officer. The agreement has an initial two-year term and will be renewed automatically for successive one-year periods unless terminated earlier. Under the terms of this employment agreement, Mr. Fountain shall be entitled to an initial base salary of $325,000, and to participate in any of our incentive compensation plans, programs and/or arrangements applicable to senior-level executives, including the Executive Incentive Compensation Plan. The minimum annual incentive opportunity for Mr. Fountain shall not be less than 50% of that year’s base salary, assuming satisfaction of performance goals. In addition, Mr. Fountain is eligible to participate in any equity-based plans, programs or arrangements applicable to senior-level executives. In the event that Mr. Fountain’s employment is terminated as a result of death, certain instances of disability or without cause, Mr. Fountain will be entitled to, among other things, one year’s salary and one year’s bonus (based on his average annual bonus over the previous three years), a prorated bonus for the year of termination and one-year vesting of options (or, in the case of termination without cause, vesting of options through the remaining term of the agreement, whichever is greater). In the event Mr. Fountain’s employment is terminated by us or by Mr. Fountain for good reason following a change of control of the Company, Mr. Fountain will be entitled to receive, among other things, three times his base salary and three times his average annual bonus over the previous three years, a prorated bonus for the year of termination, vesting of options and 36 months of health insurance coverage. In conjunction with this agreement, on December 11, 2006, we also entered into a Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement, which, in part, prohibits Mr. Fountain from competing with us for a period of 18 months following his separation from Tier.
In December 2006, we awarded $180,500 of discretionary bonuses to 24 key employees, including a $25,000 discretionary bonus to Michael A. Lawler, Senior Vice President, Electronic Payment Processing. We awarded these bonuses to recognize the achievements of these individuals during fiscal 2006.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2006. In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	2006 fiscal quarters				2005 fiscal quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Consolidated statement of operations data:
Revenues	$35,106	$56,269	$37,474	$39,882	$34,114	$49,331	$35,396	$31,760
Costs and expenses:
Direct costs	25,220	42,033	30,696	27,896	23,499	35,505	22,888	21,922
General and administrative	11,010	11,748	8,859	6,923	8,568	7,209	6,639	6,542
Selling and marketing	2,531	3,623	2,740	2,580	2,821	3,161	2,689	2,668
Depreciation and amortization	1,307	1,306	1,325	1,319	1,447	1,502	1,568	1,548
Restructuring and other charges	35	—	—	—	46	—	—	—

(Loss) income from operations	(4,997)	(2,441)	(6,146)	1,164	(2,267)	1,954	1,612	(920)
Total other income (loss)	781	894	1,145	650	692	(250)	232	200

(Loss) income from operations, net of income taxes	(4,216)	(1,547)	(5,001)	1,814	(1,575)	1,704	1,844	(720)
Income tax provision (benefit)	456	40	—	5	(115)	203	39	—

Net (loss) income	$(4,672)	$(1,587)	$(5,001)	$1,809	$(1,460)	$1,501	$1,805	$(720)

Average shares issued and outstanding:
Basic	19,499	19,499	19,493	19,490	19,490	19,477	19,464	19,447
Diluted	19,499	19,499	19,493	19,627	19,490	19,578	19,539	19,447

Performance ratios:
Return on average assets	(2.72)%	(0.91)%	(2.82)%	1.01%	(0.83)%	0.85%	1.04%	(0.42)%
Return on average shareholders’ equity	(3.43)%	(1.14)%	(3.53)%	1.27%	(1.03)%	1.06%	1.29%	(0.52)%
Total ending equity to total ending assets	79.16%	79.45%	79.64%	79.71%	80.08%	80.98%	80.02%	80.52%
Total average equity to total average assets	79.30%	79.55%	79.68%	79.89%	80.53%	80.50%	80.26%	80.87%

Per share of common stock data:
Earnings:
Basic(1)	$(0.24)	$(0.08)	$(0.26)	$0.09	$(0.07)	$0.08	$0.09	$(0.04)
Diluted(1)	$(0.24)	$(0.08)	$(0.26)	$0.09	$(0.07)	$0.08	$0.09	$(0.04)
Book value	$6.88	$7.08	$7.14	$7.33	$7.26	$7.29	$7.21	$7.15

Average balance sheet data:
Total assets	$171,659	$174,269	$177,573	$178,560	$176,439	$176,037	$174,316	$172,337
Total liabilities	$35,528	$35,646	$36,089	$35,903	$34,352	$34,330	$34,403	$32,967
Total shareholders’ equity	$136,131	$138,623	$141,484	$142,657	$142,087	$141,707	$139,913	$139,370

Market price per share of common stock:
High	$7.05	$8.70	$8.08	$8.50	$9.67	$9.82	$9.73	$10.00
Low	$5.25	$5.67	$7.34	$6.93	$7.51	$6.85	$6.45	$7.98

(1)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of shares of common stock.

SCHEDULE II
Valuation and Qualifying Accounts

	Balance at			Balance at
	beginning of	Additions/		end of
(in thousands)	period	(reductions)	Write-offs	period

Year ended September 30, 2006:
Allowance for doubtful receivables	$632	$809	$(404)	$1,037
Allowance for NSF and mispost receivables	2,007	211	(296)	1,922
Deferred tax asset valuation allowance	25,754	2,243	—	27,997
Inventory allowance	75	—	—	75

Year ended September 30, 2005:
Allowance for doubtful receivables	679	345	(392)	632
Allowance for NSF and mispost receivables	2,252	256	(501)	2,007
Deferred tax asset valuation allowance	22,699	3,055	—	25,754
Inventory allowance	75	—	—	75

Year ended September 30, 2004:
Allowance for doubtful accounts receivables	843	150	(314)	679
Allowance for NSF and mispost receivables	1,659	1,057	(464)	2,252
Deferred tax asset valuation allowance	23,787	(1,088)	—	22,699
Inventory allowance	—	75	—	75

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

o	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of September 30, 2006, our internal control over financial reporting is effective based on those criteria.
Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 59.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston, Virginia
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tier Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tier Technologies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Tier Technologies, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Tier Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for the year then ended of Tier Technologies, Inc. and our report dated December 13, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Alexandria, Virginia
December 13, 2006

IDENTIFICATION OF MATERIAL WEAKNESSES AND REPORTABLE CONDITIONS
In our Amendment 3 to our Annual Report on Form 10-K/A for the year ended September 30, 2004, we identified seven material weaknesses that existed as of September 30, 2004. In our Annual Report on Form 10-K for the year ended September 30, 2005, we indicated that six of those material weaknesses had not been remediated as of September 30, 2005, which related to: 1) our control environment; 2) accounting and reconciliations at one of our payment processing centers; 3) processes used to estimate and record the allowance for uncollectible accounts receivable; 4) revenue recognition for fixed-price contracts that are accounted for using the percentage-of-completion method; 5) related-party notes; and 6) accrued liabilities. Subsequently, we have implemented the processes, procedures and personnel changes we believe are necessary to remediate all of these material weaknesses as of September 30, 2006.
In addition, during the preparation of the financial statements for June 30, 2006, our management identified the following material weaknesses that existed at June 30, 2006:
•	We did not maintain effective control over the recognition of revenues and forward losses for certain contracts—We determined that our process for forecasting total project costs and revenues was not effective. These forecasts are a factor in determining the timing of certain revenues and determining whether a project may result in a loss. In addition, we determined that our process for recording the impact of these forecast adjustments was not timely; and

•	We did not maintain effective control over the recognition of expenses under SFAS 123R—Share-Based Payments—-We did not have effective controls in place to ensure that complex share-based compensation transactions were recorded correctly.
We have since implemented the processes, procedures and personnel changes we believe are necessary to remediate these additional weaknesses as of September 30, 2006. These material weaknesses were identified and remediated prior to the issuance of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Because both of these material weaknesses were identified and remediated before we filed these reports with the SEC, neither of the material weakness resulted in a misstatement of our financial statements.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of fiscal 2006, we completed the remediation of the material weaknesses identified in our Amendment No. 3 to our Annual Report on Form 10-K/A for the year ended September 30, 2004 and our Annual Report on Form 10-K for the year ended September 30, 2005. Specifically, we increased the formality and rigor around the operation of key accounting and financial disclosure controls, including the documentation and testing of key financial accounting controls and the implementation of appropriate policies and procedures designed to provide reasonable assurance of:
•	accurate reporting of notes receivable and related interest receivable;

•	accurate calculation and review of the revenues recognized using percentage-of-completion models; and

•	preparation and maintenance of appropriate support for accounting transactions.
In addition, during the fourth quarter of fiscal 2006, we instituted a number of additional controls to remediate the two material weaknesses that we identified in the third quarter of fiscal 2006. These remediation efforts included the establishment of specific processes for accounting for these transactions, additional management reviews and improvements in the documentation of atypical stock-based transactions.
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
Except for the changes described above, there were no other changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION
None.
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption Election of Directors and Board and Committee Meetings of our Proxy Statement for the Annual Meeting of Stockholders to be held timely, or the Proxy Statement. That information is incorporated herein by reference.
The information in the Proxy Statement set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.
We have adopted the Tier Technology Code of Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and other finance organization employees. The code of ethics is available publicly on our website at www.Tier.com. If we make any amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or the Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.
ITEM 11—EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions Compensation of Executive Officers and is incorporated herein by reference.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement set forth under the captions Equity Compensation Plan Information and Beneficial Ownership is incorporated herein by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information set forth under the caption Certain Relationships and Related Transactions of the Proxy Statement is incorporated herein by reference.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the Proxy Statement under the heading Principal Accounting Fees and Services and is incorporated herein by reference.

PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of the report:
(1)	Financial Statements — The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. See Financial Statements and Supplementary Data on page 28.

(2)	Financial Statement Schedules — Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page 57. All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.

(3)	Exhibits

Exhibit
number	Exhibit description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock(2)

3.4	Amendment to the Company’s Amended and Restated Bylaws(2)

4.1	Form of common stock certificate(1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.3	Rights Agreement, dated as of January 10, 2006, by and between Tier Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent(2)

4.4	Form of Rights Certificate(2)

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999(3)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan(4)*

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan(4)*

10.4	Amended and Restated 2004 Stock Incentive Plan(5)*

10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan(5)*

10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan(5)*

10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan(5)*

10.8	Form of California Indemnification Agreement(6)

10.9	Form of Delaware Indemnification Agreement for officers(7)*

10.10	Form of Delaware Indemnification Agreement for directors(7)*

10.11	Tier Corporation 401(k) Plan, Summary Plan Description(8)*

10.12	Incentive Compensation Plan, as amended(8)*

10.13	Management Incentive Plan(10)*

10.14	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997(8)

10.15	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997(8)

10.16	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997(8)

Exhibit
number	Exhibit description

10.17	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, by and between the Registrant and James L. Bildner(11)

10.18	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, by and between the Registrant and James L. Bildner(11)

10.19	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner(12)

10.20	Second Amendment and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner(12)

10.21	Third Amendment and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner(12)

10.22	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1)(13)

10.23	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1)(13)

10.24	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1)(13)

10.25	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000(13)

10.26	Termination Agreement dated October 14, 2003, by and between Tier and James L. Bildner(14)*

10.27	Pledge Agreement between Tier and James L. Bildner, dated April 1, 2004(15)

10.28	First Amendment, dated June 14, 2004, to the Pledge Agreement between Tier and James L. Bildner, dated March 27, 2000(15)

10.29	First Amendment, dated June 14, 2004, to the Second Amended and Restated Pledge Agreement between Tier and James L. Bildner, dated June 30, 1999(15)

10.30	First Amendment, dated June 14, 2004, to the Third Amended and Restated Pledge Agreement between Tier and James L. Bildner, dated June 30, 1999(15)

10.31	Cross-Collateralization Agreement dated December 13, 2004, by and between the Registrant and James L. Bildner(16)

10.32	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver, dated September 1, 2001(17)*

10.33	Executive Employment Agreement, dated November 9, 2004, by and between Registrant and James R. Weaver(4)*

10.34	Credit and Security Agreement as of January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank(18)

10.35	Amendment dated January 24, 2005, to the Credit and Security Agreement dated January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank(19)

10.36	Third Amendment, dated June 28, 2005, to the Credit and Security Agreement dated January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank(5)

10.37	Letter Agreement, dated June 28, 2005, by and between Registrant and City National Bank(5)

10.38	Employment Agreement dated May 28, 2004, by and between EPOS Corporation and Michael A. Lawler(20)*

10.39	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004(16)*

10.40	Summary of Board Compensation(21)*

10.41	Offer Letter by and between Registrant and David Fountain, dated May 2, 2005(22)*

Exhibit
number	Exhibit description

10.42	Executive Incentive Metrics for Chief Executive Officer and Chief Financial Officer for fiscal year ended September 30, 2005(22)*

10.43	Senior Vice President — Human Resources Compensation Summary(22)*

10.44	Separation Agreement and Release between Registrant and Jeffrey McCandless, dated March 9, 2005(23)*

10.45	Employment Agreement dated July 2, 2003 by and between Tier and Mr. Jeffrey A. McCandless(24)*

10.46	Employment Agreement dated July 1, 2004 between Tier and Ms. Deanne M. Tully(7)*

10.47	Executive Severance and Change in Control Benefits Agreement(7)*

10.48	Third Amendment to Credit and Security Agreement with City National Bank, dated June 28, 2005(25)

10.49	Shareholder Rights Plan and Rights Agreement, dated January 10, 2006(26)

10.50	Assumption Agreement between Tier Technologies, Inc., Official Payments Corporation and EPOS Corporation, dated January 6, 2006(27)

10.51	Security Agreement as of January 6, 2006 by and between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank(27)

10.52	Board approval of two one-time bonuses to David E. Fountain, dated February 21, 2006(28)*

10.53	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank(29)

10.54	Form of Employment Security Agreements between Tier Technologies, Inc., and Steven Beckerman, Todd Vucovich, Steven Wade, Michael Lawler, and Thomas Jack William, and Matthew Genz, dated March 28, 2006(30)*

10.55	Management Incentive Plan for Steven Beckerman, Todd Vucovich, Steven Wade, Michael Lawler and Deanne Tully, dated March 28, 2006(30)*

10.56	Separation Agreement between Tier Technologies, Inc., and James R. Weaver, dated May 31, 2006(31)*

10.57	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006(32)*

10.58	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006(32)*

10.59	Discretionary Incentive Compensation Plan, dated August 22, 2006(33)*

10.60	Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott Bruce Spector, and fifteen other employees, dated August 24, 2006(34)*

10.61	Employment Agreement between Tier and David E. Fountain, dated December 11, 2006*

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an exhibit to this report

(1)	Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference

(2)	Filed as an exhibit to Form 10-Q, filed January 11, 2006, and incorporated herein by reference

(3)	Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference

(4)	Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference

(5)	Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference

(6)	Filed as an exhibit to Form 10-K, filed December 21, 1998, and incorporated herein by reference

(7)	Filed as an exhibit to Form 10-K, filed October 27, 2006, and incorporated herein by reference

(8)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference

(9)	Filed as an exhibit to Form 8-K, filed on May 5, 2005, and incorporated herein by reference

(10)	Filed as an exhibit to Form 8-K, filed on May 27, 2005, and incorporated herein by reference

(11)	Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference

(12)	Filed as an exhibit to Form 10-Q, filed August 16, 1999, and incorporated herein by reference

(13)	Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference

(14)	Filed as an exhibit to Form 10-Q, filed February 13, 2004, and incorporated herein by reference

(15)	Filed as an exhibit to Form 10-Q, filed August 15, 2004, and incorporated herein by reference

(16)	Filed as an exhibit to Form 8-K filed December 15, 2004, and incorporated herein by reference

(17)	Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by reference

(18)	Filed as an exhibit to Form 10-Q, filed May 12, 2003, and incorporated herein by reference

(19)	Filed as an exhibit to Form 10-Q, filed February 9, 2005, and incorporated herein by reference

(20)	Filed as an exhibit to Form 10-K filed December 28 2004, and incorporated herein by reference

(21)	Filed as an exhibit to Form 10-Q, filed February 9, 2005, and incorporated herein by reference

(22).	Filed as an exhibit to Form 10-Q, filed May 6, 2005, and incorporated herein by reference

(23)	Filed as an exhibit to Form 8-K, filed March 14, 2005, and incorporated herein by reference

(24)	Filed as an exhibit to Form 10-Q, filed May 11, 2004, and incorporated herein by reference

(25)	Filed as an exhibit to Form 8-K, filed July 5, 2005, and incorporated herein by reference

(26)	Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference

(27)	Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference

(28)	Filed as an exhibit to Form 8-K, filed February 22, 2006, and incorporated herein by reference

(29)	Filed as an exhibit to Form 8-K, filed March 9, 2006, and incorporated herein by reference

(30)	Filed as an exhibit to Form 8-K, filed April 3, 2006, and incorporated herein by reference

(31)	Filed as an exhibit to Form 8-K, filed June 1, 2006, and incorporated herein by reference

(32)	Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference

(33)	Filed as an exhibit to Form 8-K, filed August 25, 2006, and incorporated herein by reference

(34)	Filed as an exhibit to Form 8-K, filed August 29, 2006, and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: December 13, 2006	By:	/s/ RONALD L. ROSSETTI
Ronald L. Rossetti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Chief Executive Officer and Chairman of the Board (principal executive officer)	December 13, 2006

/s/ DAVID E. FOUNTAIN David E. Fountain	Chief Financial Officer (principal financial officer and principal accounting officer)	December 13, 2006

/s/ CHARLES W. BERGER Charles W. Berger	Director	December 13, 2006

/s/ SAMUEL CABOT III Samuel Cabot III	Director	December 13, 2006

/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 13, 2006

/s/ T. MICHAEL SCOTT T. Michael Scott	Director	December 13, 2006

/s/ BRUCE R. SPECTOR Bruce R. Spector	Director	December 13, 2006