Form 10-Q
period 2006-12-31
TIER TECHNOLOGIES INC
filed 2007-02-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(571) 382-1000
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐           Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

At February 2, 2007, there were 20,383,606 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may", "will", "intends", "plans", "believes", "anticipates", "expects", "estimates", "shows", "predicts", "potential", "continue", or "opportunity", the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A—Risk Factors beginning on page 22, which could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$21,658	$18,486
Investments in marketable securities	36,950	36,950
Accounts receivable, net	15,229	15,035
Unbilled receivables	3,591	2,918
Prepaid expenses and other current assets	2,928	3,067
Total current assets	80,356	76,456
Property, equipment and software, net	13,280	13,466
Goodwill	37,567	37,567
Other intangible assets, net	20,814	21,879
Restricted investments	12,235	12,287
Investment in unconsolidated affiliate	4,739	3,978
Other assets	4,019	3,916
Total assets	$173,010	$169,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777	$871
Income taxes payable	7,307	7,288
Accrued compensation liabilities	5,447	5,325
Accrued subcontractor expenses	2,413	2,360
Accrued discount fees	5,698	4,013
Other accrued liabilities	6,746	7,810
Deferred income	6,060	5,750
Total current liabilities	34,448	33,417
Other liabilities	1,779	1,922
Total liabilities	36,227	35,339

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,383 and 20,383; shares outstanding: 19,499 and 19,499	184,857	184,387
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(4,346)	(4,275)
Accumulated other comprehensive loss	(73)	(33)
Accumulated deficit	(34,971)	(37,185)
Total shareholders’ equity	136,783	134,210
Total liabilities and shareholders’ equity	$173,010	$169,549

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2006	2005
Revenues	$42,720	$39,882
Costs and expenses:
Direct costs	30,628	27,896
General and administrative	7,623	6,923
Selling and marketing	2,522	2,580
Depreciation and amortization	1,359	1,319
Total costs and expenses	42,132	38,718
Income before other income and income taxes	588	1,164
Other income:
Equity in net income of unconsolidated affiliate	809	59
Interest income, net	877	591
Total other income	1,686	650
Income before income taxes	2,274	1,814
Provision for income taxes	60	5
Net income	$2,214	$1,809

Basic and diluted earnings per share	$0.11	$0.09

Weighted average common shares used in computing:
Basic earnings per share	19,499	19,490
Diluted earnings per share	19,591	19,627

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three months ended December 31,
(in thousands)	2006	2005
Net income	$2,214	$1,809
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments in marketable securities	(1)	30
Foreign currency translation adjustment	(39)	(20)
Other comprehensive (loss) income	(40)	10
Comprehensive income	$2,174	$1,819

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Three months ended December 31
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,214	$1,809
Non-cash items included in net income:
Depreciation and amortization	2,264	2,262
Loss on retirement of equipment and software	1	7
Provision for doubtful accounts	(128)	342
Equity in net income of unconsolidated affiliate	(809)	(59)
Share-based compensation	399	407
Accrued forward loss on contract	211	(52)
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	(739)	(4,975)
Prepaid expenses and other assets	36	433
Accounts payable and accrued liabilities	356	1,432
Income taxes payable	19	(92)
Deferred income	310	100
Cash provided by operating activities	4,134	1,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	―	(31,650)
Sales and maturities of marketable securities	―	21,326
Purchase of restricted investments	(3,260)	―
Sales and maturities of restricted investments	3,312	―
Purchase of equipment and software	(999)	(1,316)
Other investing activities	(1)	(1)
Cash used in investing activities	(948)	(11,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	―	9
Capital lease obligations and other financing arrangements	(8)	(7)
Cash (used in) provided by financing activities	(8)	2
Effect of exchange rate changes on cash	(6)	(19)
Net increase (decrease) in cash and cash equivalents	3,172	(10,044)
Cash and cash equivalents at beginning of period	18,486	27,843
Cash and cash equivalents at end of period	$21,658	$17,799
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3	$4
Income taxes paid, net	$33	$61
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Interest accrued on shareholder notes	$71	$67

See Notes to Consolidated Financial Statements

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

Our two principal subsidiaries, which are accounted for as part of our EPP and GBPO segments, include:

•
Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems transaction processing and settlement for electronic payment options to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•
EPOS Corporation, or EPOS—provides interactive communications and transaction processing technologies to federal, state and municipal government agencies, educational institutions and other public sector clients.

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

These Consolidated Financial Statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances were eliminated. We account for our 46.96% investment in CPAS (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. As of December 31, 2006, our Consolidated Balance Sheet reflects $4.7 million in Investment in unconsolidated affiliate, which represents our $2.0 million equity in the underlying assets of CPAS and $2.7 million of goodwill.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. We believe that near-term changes could impact the following estimates: project costs and percentage of completion; effective tax rates, deferred taxes and associated valuation allowances; collectibility of receivables; stock-based compensation and valuation of goodwill, intangibles and investments. Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.

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

NOTE 3—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. For the three months ended December 31, 2006 and 2005, revenue from one customer totaled $4.4 million and $4.3 million, respectively, or 10.4% and 10.8%, respectively, of total revenues.

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

We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheets. As shown in the following table, at December 31, 2006 and September 30, 2006, the balance of our Accounts receivable, net was $15.2 million and $15.0 million, respectively.

(in thousands)	December 31, 2006	September 30, 2006
Accounts receivable from:
Customers	$14,404	$14,719
Recipients of misposted payments	1,182	1,445
Payers of NSF child support	808	769
Total accounts receivable	16,394	16,933
Allowance for uncollectible accounts receivable:
Customer	(639)	(1,037)
Mispost	(967)	(1,171)
NSF	(787)	(751)
Total allowance for uncollectible accounts	(2,393)	(2,959)
Short-term accounts receivable retainer	1,228	1,061
Accounts receivable, net (in current assets)	$15,229	$15,035

At December 31, 2006 and September 30, 2006, one customer accounted for 8.8% and 20.0%, respectively, of total customer accounts receivable.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At December 31, 2006 and September 30, 2006, Accounts receivable, net included $1.2 million and $1.1 million, respectively, of retainers that we expected to receive in one year. In addition, there were $3.8 million and $3.7 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.

Unbilled Receivables. Unbilled receivables represent revenues that we have earned for the work that has been performed to-date that cannot be billed under the terms of the respective contract until we have completed specific project milestones or the customer has accepted our work. At December 31, 2006 and September 30, 2006, unbilled receivables, which are all expected to become billable in one year, were $3.6 million and $2.9 million, respectively. At December 31, 2006, two customers accounted for 33.7% and 30.2%, respectively, of total unbilled receivables and at September 30, 2006, four customers accounted for 32.5%, 28.8%, 21.2% and 11.8%, respectively, of unbilled receivables.

NOTE 4—INVESTMENTS

Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $12.2 million and $12.3 million, respectively, at December 31, 2006 and September 30, 2006 were pledged in connection with performance bonds, insurance and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end September 2008. These investments are reported as Restricted investments on the Consolidated Balance Sheets.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents. We exclude from cash equivalents certain investments, such as mutual funds and auction rate securities. Securities such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities. Except for our investment in CPAS and our restricted investments, all other investments are categorized as available-for-sale under SFAS No. 115. As such, our securities are recorded at estimated fair value, based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	December 31, 2006			September 30, 2006
(in thousands)	Amortized cost	Unrealized loss	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$8,498	$—	$8,498	$9,053	$—	$9,053
Total investments included in cash and cash equivalents	8,498	—	8,498	9,053	—	9,053
Investments in marketable securities:
Debt securities:
Other (Primarily state and local bonds/notes)	36,950	—	36,950	36,950	—	36,950
Total marketable securities	36,950	—	36,950	36,950	—	36,950
Restricted investments:
U.S. government sponsored enterprise obligations	3,297	(3)	3,294	3,348	(2)	3,346
Certificates of deposit	8,941	—	8,941	8,941	—	8,941
Total restricted investments	12,238	(3)	12,235	12,289	(2)	12,287
Total investments	$57,686	$(3)	$57,683	$58,292	$(2)	$58,290

At December 31, 2006 and September 30, 2006, all of the debt securities that were included in marketable securities had remaining maturities in excess of ten years.

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

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment. At December 31, 2006 and September 30, 2006, we did not believe any of our investments were other-than-temporarily impaired.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

We did not incur any changes to the carrying amount of goodwill during the quarter ended December 31, 2006. The balance of goodwill at December 31, 2006 and September 30, 2006 was $37.6 million.

We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal year 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests. No such events occurred during the three months ended December 31, 2006.

At December 31, 2006 and September 30, 2006, Other intangible assets, net, consisted of the following:

		December 31, 2006			September 30, 2006
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	10 years	$28,749	$(11,894)	$16,855	$28,749	$(11,176)	$17,573
Technology & research and development	3-10 years	4,289	(2,200)	2,089	4,289	(1,986)	2,303
Trademarks	7-10 years	3,214	(1,422)	1,792	3,214	(1,342)	1,872
Non-compete agreements	2-3 years	615	(537)	78	615	(484)	131
Other intangible assets, net		$36,867	$(16,053)	$20,814	$36,867	$(14,988)	$21,879

Amortization expense for other intangible assets was $1.1 million for the three months ended December 31, 2006.

NOTE 6—EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
(in thousands, except per share amounts)	2006	2005
Numerator:
Net income	$2,214	$1,809
Denominator:
Weighted-average common shares outstanding	19,499	19,490
Effects of dilutive common stock options	92	137
Adjusted weighted-average shares	19,591	19,627
Earnings per share:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

The following options to purchase shares of common stock are not included in the computation of diluted earnings per share because the exercise price is greater than the average market price of our common stock for the periods stated; therefore, the effect would be anti-dilutive:

	Three months ended December 31,
(in thousands, except per share amounts)	2006	2005
Weighted-average options excluded from computation of diluted earnings per share	1,793	2,379
Range of exercise prices per share:
High	$20.70	$20.70
Low	$5.91	$6.96

NOTE 7—SEGMENT INFORMATION

We evaluate the performance of our EPP, GBPO and PSSI operating segments based on revenues and direct costs, while other operating costs are evaluated on a geographical basis. Accordingly, we do not include selling and marketing expense, general and administrative expense, depreciation and amortization expense not attributable to state child support payment processing centers, net interest income, other income and income tax expense in segment profitability.

Beginning October 1, 2006, we reclassified our Voice and Systems Automation practice area revenues and direct costs from our PSSI segment to our GBPO segment to align complementary product lines with the same operating segment. Accordingly, the prior period revenues and direct costs for these segments have been reclassified to conform to the current presentation.

The following table presents financial information for the three reportable segments, including the elimination of revenues and costs associated with the purchase and installation of a call center from one of our subsidiaries, which have been eliminated and are disclosed in the Eliminations column below:

	Three months ended
(in thousands)	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total
December 31, 2006
Revenues	$22,169	$12,026	$8,525	$—	$42,720
Direct costs	$16,404	$8,764	$5,581	$(121)	$30,628
December 31, 2005
Revenues	$15,051	$14,448	$10,383	$—	$39,882
Direct costs	$11,074	$10,635	$6,318	$(131)	$27,896
(1) During the three months ended December 31, 2006 and 2005, the revenues from one customer produced 19.1% and 15.4%, respectively, of the revenues reported for the EPP segment.
(2) During the three months ended December 31, 2006 and 2005, the revenues from one customer produced 31.9% and 29.8%, respectively, of the revenues for the GBPO segment. During the three months ended December 31, 2006 and 2005, the revenues from another customer produced 15.9% and 13.0%, respectively, of the revenues for the GBPO segment.
(3) During the three months ended December 31, 2006 and 2005, the revenues from one customer produced 23.4% and 27.6%, respectively, of the revenues reported for the PSSI segment. During the three months ended December 31, 2006, another customer produced 22.6% of the revenues for the PSSI segment.

Many of our assets are either corporate assets or are shared by multiple segments. As such, we do not separately account for total assets by business segment.

NOTE 8—RESTRUCTURING

During fiscal year 2004, we incurred restructuring liabilities for facilities closure costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia. We did not incur any restructuring expense for the three months ended December 31, 2006.

The following table summarizes the restructuring liabilities activity from September 30, 2006 to December 31, 2006:

(in thousands)	Facilities closures
Balance at September 30, 2006	$401
Cash payments	(54)
Balance at December 31, 2006	$347

As shown in the preceding table, we had $0.3 million of restructuring liabilities at December 31, 2006, of which $0.2 million was included in Other liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheet. We expect to pay $168,000 and $179,000 of these liabilities during fiscal years 2007 and 2008, respectively.

NOTE 9—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims. At December 31, 2006, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows. At December 31, 2006 and 2005, we had legal accruals of $1.0 million and $0.6 million, respectively, based upon estimates of key legal matters. In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry. We have cooperated, and will continue to cooperate, with the investigation and, therefore, will continue to incur legal costs. On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We have cooperated, and will continue to cooperate fully, in this investigation.

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

BANK LINES OF CREDIT

At December 31, 2006, we had a credit facility that allowed us to obtain letters of credit up to a total of $15.0 million and also granted the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit. This credit facility is scheduled to mature on March 31, 2007. As of December 31, 2006, $8.9 million of letters of credit were outstanding under this credit facility. These letters of credit were issued to secure performance bonds, insurance and a lease.

OTHER LETTERS OF CREDIT

At both December 31, 2006 and September 30, 2006, we also had a $3.0 million letter of credit outstanding that was collateralized by certain securities in our investment portfolio. This letter of credit was issued to secure a performance bond for a project scheduled to complete in April 2007. We report the investments used to collateralize these letters of credit as Restricted investments on our Consolidated Balance Sheets.

CREDIT RISK

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

GUARANTEES

In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. As of December 31,

2006, the remaining liability was $140,000, which is being amortized over the term of the contract. We believe that the probability is remote that the guarantee provision of this contract will be invoked.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer. Fees for obtaining the bonds are expensed over the life of each bond and are included in Direct costs on our Consolidated Statements of Income. At December 31, 2006, we had $20.7 million of bonds posted with our customers. There were no claims pending against any of these bonds as of December 31, 2006.

EMPLOYMENT AGREEMENTS

At December 31, 2006, four executives had employment agreements with us that entitled them to severance payments ranging from 0.5 to 3.0 years of base salary, and in one case a bonus corresponding to the severance period, if they are terminated without cause or if certain events occur in connection with a change of control of Tier. As of December 31, 2006, we would have been required to pay out up to a maximum of $2.7 million to these four executives if these events had occurred.  We also have employment and security agreements with four other executives and certain key managers. Under the terms of the agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payment ranging from six to twelve months of their current base salaries. If these events had occurred on December 31, 2006, we would have been obligated to pay up to $3.4 million under these agreements.  See Note 12—Subsequent Events for details about other employment related agreements that we entered into after December 31, 2006.

INDEMNIFICATION AGREEMENTS

As of December 31, 2006, we had entered into indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the Delaware General Corporation Law, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations. We are not able to estimate our maximum exposure under these agreements.

FORWARD LOSSES

Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract. In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any. As of December 31, 2006 and September 30, 2006, accruals totaling $1.2 million and $1.0 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets. Changes in the accrued forward loss are reflected in Direct costs on our Consolidated Statements of Income.

NOTE 10—RELATED PARTY TRANSACTIONS

NOTES AND ACCRUED INTEREST RECEIVABLE

At both December 31, 2006 and September 30, 2006, we had $4.3 million of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer. These notes mature during 2007 and bear interest at rates ranging from 6.54% to 7.18%. The former Chairman pledged 387,490 shares of Tier common stock, with a market value of $2.5 million at December 31, 2006 as collateral for these notes. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of Tier’s common stock.

These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in capital in the shareholders’ equity section of our Consolidated Balance Sheets.

OTHER RELATED-PARTY TRANSACTIONS

We own a 46.96% interest in CPAS Systems, Inc., or CPAS, a Canadian entity that we account for using the equity method. During the three months ended December 31, 2006, we recognized $137,000 in revenue related to a pension project in which we are a subcontractor to CPAS. During the three months ended December 31, 2006, we paid $22,000 for software licenses in connection with a subcontract agreement we have with CPAS for another pension project.

During the three months ended December 31, 2006 we purchased $3,300 of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with a member of our Board of Directors.

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan. The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options. Generally, 20% of these options vest each year on the anniversary of the date granted and expire in ten years. At December 31, 2006 there were 2,400,631 shares of common stock reserved for future issuance under the Plan.

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. During both the three months ended December 31, 2006 and 2005, we recognized $0.4 million in stock-based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended December 31,
	2006	2005
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	4.50%	4.38%
Volatility	49.56%	49.07%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.39	$4.06
Weighted-average intrinsic value of options exercised (in thousands)	$—	$1

We based expected volatilities on both the implied and historical volatility of our stock. In addition, we used historical data to estimate employee forfeitures within the valuation model.

Stock option activity for the three months ended December 31, 2006 is as follows:

		Weighted-average
	Shares under option ($000)	Exercise price per share	Remaining contractual term	Aggregate intrinsic value ($000)
Options outstanding at October 1, 2006	2,237	$8.45
Granted	72	6.99
Exercised	—	—
Forfeitures or expirations	(203)	7.77
Options outstanding at December 31, 2006	2,106	$8.46	7.69 years	$575
Options exercisable at December 31, 2006	1,169	$9.46	6.59 years	$343

As of December 31, 2006, we expect that $2.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options will be recognized over a weighted-average period of approximately 2.4 years.

NOTE 12—SUBSEQUENT EVENTS

One of our GBPO segment contracts will expire in mid-2007, which will necessitate the closure of one of our facilities.  On January 11, 2007, we provided general guidance to the staff of the facility about retention and severance packages that we expect to offer to encourage continued service by the facilities’ employees through the end of the contract. As of January 31, 2007, the maximum amount that could be paid out under these retention packages was $0.2 million.  In addition, in January 2007, we were notified that another GBPO segment contract, for which we are acting as a subcontractor, would be terminated effective February 28, 2007.

In February 2007, we entered into employment agreements with 33 key employees, under which these individuals will be entitled to receive three to twelve months of their base salaries over a one to two year period, upon meeting defined employment service periods.  During the remainder of fiscal 2007, we expect to recognize a maximum of $1.5 million, or $0.5 million during each of the three remaining quarters in fiscal 2007, for these retention plans.  In addition, during fiscal 2008, we expect to recognize a maximum of $0.9 million, or $225,000 per quarter.  In addition, we entered into agreements with 43 other individuals under which they may receive compensation of up to $3.0 million if certain change of control events were to occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Quarterly Report on Form 10-Q and other factors discussed in this section. For more information regarding what constitutes a forward-looking statement, refer to the “Risk Factors” section.

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of Tier Technologies, Inc. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

OVERVIEW

We provide transaction processing services and software and systems integration services primarily to federal, state and local government, as well as public sector clients. We target industry sectors where we believe that demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal- or state-mandated services, such as child support payments, collections and disbursements, as well as a fundamental shift in consumer transaction preferences toward electronic payment methods instead of cash or paper checks. Since the markets we serve are highly competitive, changes in our competitors' strategies or service offerings could have a significant impact on our profitability, unless we quickly and effectively adapt our business model to meet the changes in the marketplace.

We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the three months ended December 31, 2006 and 2005, contracts with our three largest clients and their constituents generated 25% and 24%, respectively, of our total revenues. During the three months ended December 31, 2006 and 2005, approximately 10% and 11%, respectively, of our total revenues resulted from a contract with one customer. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. As a result, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.

Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions. Nearly 73% of our revenues are generated by our transaction-based services including: 1) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes and other governmental obligations; and 2) child support payment processing and related services for state government clients. While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments. For example, each year the IRS rotates the order in which it lists the names of the two companies that provide payment processing services; because taxpayers often opt to use the first listed payment processing provider more frequently than the second listed payment processing provider, the year in which we are listed second can result in reduced transaction volume. We recognize revenues for transaction-based services at the time the services are performed.

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

During the quarter ended December 31, 2006, we commenced an initiative to evaluate our strategic direction and have engaged the services of consultants and investment bankers in this initiative. The objective of this initiative is to identify how to best deploy our company’s financial and management resources in order to better maximize shareholder value.  Because we have limited financial and management resources to fully optimize all of our business units, we intend to focus on our core competency in electronic payment processing and only explore growth opportunities within our EPP segment and other synergistic electronic payment processing businesses.  As a result of this refocusing, we intend to redeploy assets from other business units that are not compatible with this direction.  It is likely that we will incur significant one-time charges in connection with these activities.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%
Revenues	$42,720	$39,882	$2,838	7%
Costs and expenses	42,132	38,718	3,414	9%
Income before other income, income taxes	588	1,164	(576)	(49)%
Other income	1,686	650	1,036	*
Income before income taxes	2,274	1,814	460	25%
Provision for income taxes	60	5	55	*
Net income	$2,214	$1,809	$405	22%
* Not meaningful

Revenues

Our revenues increased $2.8 million, or 7%, over the same period last year. This quarter-over-quarter increase primarily reflects a 47% increase in revenues earned by our Electronic Payment Processing segment, or EPP, as a result of increased transaction volume from pre-existing contracts in that segment. The increase in EPP revenues is offset by a 17% decrease in revenues by our Government Business Process Outsourcing segment, or GBPO, and an 18% decrease in revenues by our Packaged Software and Systems Integration segment, or PSSI, primarily due to the completion of projects in both segments during the previous fiscal year.

The following table presents the revenues for each of our reportable segments for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%
EPP	$22,169	$15,051	$7,118	47%
GBPO	12,026	14,448	(2,422)	(17)%
PSSI	8,525	10,383	(1,858)	(18)%
Total revenues	$42,720	$39,882	$2,838	7%

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

During the quarter ended December 31, 2006, the revenues generated by our EPP segment rose to $22.2 million, which represents a $7.1 million, or 47%, increase over the same period last year. New contracts and a rise in the volume of transactions processed by our EPP segment added $7.1 million of revenues, including $1.9 million of additional revenues we earned during the current fiscal quarter as a result of an increase in the volume of tax return processing for the Internal Revenue Service.

We believe that these increases are attributable primarily to a changing consumer preference toward using electronic payments to pay their obligations to federal, state and local governments. We anticipate continued revenue increases throughout fiscal year 2007, as more state and local taxing jurisdictions move towards electronic payment processing options.

Government Business Process Outsourcing Segment—Our GBPO segment provides governmental clients with child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services, including call center interactive voice response systems and support services. Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically 3-5 years in duration and we may receive contract extensions or renewals based on our clients’ past experience with our company.

During the quarter ended December 31, 2006, our GBPO segment generated $12.0 million in revenues, which represents a $2.4 million, or 17%, decrease over the same period last year.  This decrease in revenues is primarily attributable to the absence of $3.0 million of revenues from contracts that were completed during fiscal year 2006.  Of the $3.0 million decrease, $1.6 million is attributable to the completion of two state contracts during the prior fiscal year and $0.9 million is attributable to other one-time contracts.  In addition, lower rates and transaction volume at one of our child support payment processing centers resulted in a decline of $0.5 million in revenues over the same period last year. These decreases were partially offset by the addition of several new contracts for the GBPO segment, which generated $1.2 million in revenues during the period ended December 31, 2006.  We expect to continue to see a decline in GBPO revenues over the same periods last year as a result of the contracts that terminated throughout fiscal 2006. In addition, two of our major GBPO segment contracts will expire in mid-2007 and will result in further reduction in revenues for fiscal year 2007. These two contracts contributed $3.0 million of revenues during the quarter ended December 31, 2006 and contribute approximately $12.0 million of revenues annually.

Packaged Software and Systems Integration Segment—Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, and systems integration services. Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a 1-3 year contract term, and may have subsequent maintenance and support phases. The revenues reported by our PSSI segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.

During the quarter ended December 31, 2006, our PSSI segment generated $8.5 million in revenues, which represents a decline of $1.9 million, or 18%, over the same period last year. This decrease reflects a $2.9 million decline resulting from the completion, or near completion, of several PSSI contracts, including two contracts that represented $2.4 million of the decline. We also had an overall decline of $0.8 million in revenues from our contracts with one large PSSI customer. These declines were partially offset by a $1.1 million increase in revenues from a state contract that commenced in November 2005. In addition, new contracts contributed $0.7 million in increased revenue during the current period.

Costs and Expenses

During the three months ended December 31, 2006, we incurred $42.3 million of costs and expenses, a $3.6 million, or 9%, increase over the same period last year. This increase is primarily due to increased interchange fees directly associated with increased revenues in our EPP segment and an increase in payroll and payroll-related expenses associated with our overhead and administrative functions. The following table provides an overview of operating costs and expenses for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2006	2005	$ Amount	%
Direct costs	$30,628	$27,896	$2,732	10%
General and administrative	7,623	6,923	700	10%
Selling and marketing	2,522	2,580	(58)	(2)%
Depreciation and amortization	1,359	1,319	40	3%
Total costs and expenses	$42,132	$38,718	$3,414	9%

Direct costs. Direct costs, which represent costs attributable directly to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; credit card interchange fees and assessments; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.

Direct costs for the three months ended December 31, 2006 increased $2.7 million, or 10%, over the same period last year. This increase primarily reflects a $4.8 million increase in interchange fees, which is in direct correlation to the increase in EPP transaction-based revenue. Telephone costs increased $0.3 million due to the addition of a call center project during the second quarter of fiscal 2006. In addition, our accrued forward loss increased $0.3 million during the three months ended December 31, 2006, due to adjustments to our loss accruals for two contracts. These expense increases were primarily offset by decreases resulting from: the absence of $1.0 million of one-time expenses for outside services attributable to the reconciliation of certain account balances during fiscal 2006; a $0.6 million decrease in printing and postage costs associated with our GBPO segment due to a decline in volume at two of our payment processing centers and the completion of one project; a $0.7 million decrease in payroll and payroll-related expenses; and a $0.5 million reduction in other minor project-related expenses, such as office supplies and travel, due to several completed projects in our GBPO and PSSI segments. During the remainder of fiscal 2007, we expect direct costs will decline from those incurred during fiscal 2006, because of the completion or near completion of a number of contracts in our GBPO and PSSI segments.

General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions and information systems.

General and administrative expenses for the three months ended December 31, 2006 increased $0.7 million, or 10%, from the same period last year. This increase is primarily a result of: a $0.7 million increase in payroll and payroll-related expenses; and a $0.3 million increase in bonuses paid to executives and administrative employees, primarily under our management and executive compensation plans. These increases in administrative and general expenses are offset by a $0.4 million reduction in bad debt expense, resulting primarily from our successful collection efforts, and a $0.1 million decrease in legal fees. The remaining $0.1 million increase resulted from increases in office supplies and other minor administrative costs. During the remainder of fiscal 2007, we expect to see a year-over-year reduction in general and administration costs because of the absence of one-time legal and accounting expenses that we incurred during fiscal 2006 attributable to the restatement of our historical financial statements and an investigation conducted by the Audit Committee of the Board of Directors.  In February 2007, we entered into employment agreements with 33 key employees, under which these individuals will be entitled to receive three to twelve months of their base salaries over a one to two year period, upon meeting defined employment service periods.  During the remainder of fiscal 2007, we expect to recognize a maximum of $1.5 million, or $0.5 million during each of the three remaining quarters in fiscal 2007, for these retention plans.  In addition, during fiscal 2008, we expect to recognize a maximum of $0.9 million or $225,000 during each of the quarters in fiscal 2008.

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

Selling and marketing expenses decreased 2% to $2.5 million for the three months ended December 31, 2006. This decrease is primarily attributable to a decrease in the total commissions paid to our sales and marketing staff. We expect selling and marketing expenses to continue to decline during the remainder of fiscal 2007, as a result of our decision not to pursue new contracts in certain practice areas in our GBPO and PSSI segments.

Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs.

During the three months ended December 31, 2006, depreciation and amortization expenses increased by $40,000, or 3% from prior year results. This increase is primarily attributable to depreciation expense in the current period associated with assets acquired throughout the prior fiscal year.

Other Income

Equity in net income of unconsolidated affiliate. During the three months ended December 31, 2006 and 2005, we reported income of $809,000 and $59,000, respectively, representing our 46.96% share in the net income and losses incurred by our investment in CPAS. The $750,000 improvement in CPAS’ performance resulted primarily from CPAS’ successful contracting efforts during the three months ended December 31, 2006.

Interest income, net.  During the three months ended December 31, 2006, net interest income rose $0.3 million, or 48%, over the same period last year. This increase reflects higher interest rates and an increase in the average daily balance of our investment portfolio.

Provision for income taxes.  During the three months ended December 31, 2006 and 2005, we recorded income tax expense of $60,000 and $5,000, respectively. For both periods, this expense reflected expected alternate minimum federal tax payments and minimum state tax payments. We applied carryforward losses from earlier periods in the calculation of income taxes, which resulted in our tax expense in both periods being limited to expected minimum federal and state tax obligations. In addition, in accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, we have continued to maintain valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital and to support our growth, including potential future acquisitions. Under our Amended and Restated Credit and Security Agreement with our lender, we may obtain up to $15.0 million of letters of credit. Furthermore, the agreement grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit. At December 31, 2006, we had $8.9 million of letters of credit outstanding under this credit facility, which are fully collateralized. These letters of credit were issued to secure performance bonds, insurance and a lease.

In addition to the letters of credit issued under the credit facility mentioned above, at December 31, 2006, we had a $3.0 million letter of credit outstanding, which was collateralized by certain securities in our investment portfolio. This letter of credit was issued to secure a performance bond.

Net Cash from Operating Activities. During the three months ended December 31, 2006, our operating activities provided $4.1 million of cash, including $2.2 million of net income and $1.9 million of non-cash items included in net income. During the three months ended December 31, 2006, $0.4 million of cash was generated by an increase in the balance of accounts payable and accrued liabilities and $0.3 million of cash was generated by an increase in deferred revenue. These increases were partially offset by our use of $0.7 million of cash to support higher accounts receivable levels from increased sales.

During the three months ended December 31, 2005, our operating activities provided $1.6 million of cash, including $1.8 million of net income and $2.9 million of non-cash items included in net income. During the three months ended December 31, 2005, $1.4 million of cash was generated by an increase in the balance of accounts payable and accrued liabilities and $0.4 million was generated by decrease in prepaid expenses and other assets. These increases were partially offset by our use of $5.0 million of cash to support higher accounts receivable levels from increased sales.

Net Cash from Investing Activities. During the three months ended December 31, 2006, our operations used $0.9 million of cash for investing activities, of which $1.0 million was used to purchase equipment and software, and fund internally developed software. In addition, a total of $3.3 million of cash was used to purchase investments during the three months ended December 31, 2006. This use of funds was partially offset by $3.3 million of cash generated from the sale and maturities of investments.

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

Net Cash from Financing Activities. During the three months ended December 31, 2006, $8,000 of cash was used by our financing activities for our capital lease obligations. During the three months ended December 31, 2005, $0.2 million of cash was provided by our financing activities from the issuance of common stock of $0.9 million, which was offset by $0.7 million of cash used for our capital lease obligations.

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

CONTRACTUAL OBLIGATIONS

Since September 30, 2006, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at December 31, 2006, the fair value of the portfolio would decline by about $14,500.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

If we fail to regain our listing status on Nasdaq, the value of our stock may continue to be depressed, we may have difficulties attracting and retaining customers and employees and our company may be susceptible to takeover attempts. Effective at the open of business on May 25, 2006, our common stock was delisted from the Nasdaq National Market (now the Nasdaq Global Market). Although we have applied for re-listing, we may not be successful in having our common stock listed on the Nasdaq Global Market.

We have incurred losses in the past and may not be profitable in the future. We have incurred losses in the past and we may do so in the future. While we reported net income from continuing operations in fiscal year 2005, we reported losses from continuing operations of $9.5 million during the fiscal year 2006, $63,000 in fiscal year 2004 and $5.4 million in fiscal year 2003.

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

The occurrence of any of these factors may cause the market price of our stock to decline or fluctuate significantly, which may result in substantial losses to investors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and/or indicative of future performance. From time to time, our operating results may fail to meet analysts’ and investors’ expectations, which could cause a significant decline in the market price of our stock. Price fluctuations and trading volume of our stock may be rapid and severe and may leave investors little time to react. Other factors that may affect the market price of our stock include announcements of technological innovations or new products or services by competitors and general economic or political conditions, such as recession, acts of war or terrorism. Fluctuations in the price of our stock could cause investors to lose all or part of their investment.

We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients.  We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. During the period ended December 31, 2006, our ten largest clients represented approximately 48% of our total revenues, including one contract that generated over 10% of our total revenues. Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.

We operate in highly competitive markets. If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share. Our business is focused on transaction processing and software systems solutions, which are highly competitive markets and are served by numerous international, national and local firms. Many competitors have significantly greater financial, technical and marketing resources and name recognition than we do. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face additional competition from new entrants into our markets. Parts of our business are subject to increasing pricing pressures from competitors, as well as from clients facing pressure to control costs. Some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services. If we do not compete effectively, the demand for our products and services and our revenue growth and operating margins could decline, resulting in reduced profitability and loss of market share.

Changes in accounting standards could significantly change our reported results. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can have a material effect on how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings. Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, industry association rules and public disclosure requirements, which are subject to change. Changing laws, regulations and standards relating to corporate governance, accounting standards, and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies and increasing the cost of compliance. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities. New laws, regulations or industry standards may be enacted, or existing ones changed, which could negatively impact our services and revenues. Taxes or fees may be imposed or we could be subject to additional requirements in regard to privacy, security or qualification for doing business. For our transaction processing services, we are subject to the rules of the National Automated Clearing House Association and the applicable credit/debit card association rules. A change in such rules and regulations could restrict or eliminate our ability to provide services or accept certain types of transactions, and could increase costs, impair growth and make our services unprofitable.

The revenues provided by our EPP segment from electronic payment processing may fluctuate and the ability to maintain profitability is uncertain. Our EPP segment primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations and educational and utility obligations. The revenues earned by our EPP segment depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents. If consumers are not receptive to paying a convenience fee; if card associations change their rules or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs, demand for electronic payment processing services could decline. The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce margins and harm our profitability. Demand for electronic payment processing services could also be affected adversely by a decline in the use of the Internet or consumer migration to a new or different technology or payment method. The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change. If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

Our ability to grow depends largely on our ability to attract, integrate and retain qualified personnel. The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors. The market for skilled workers in our industry is extremely competitive. In particular, qualified project managers and senior technical and professional staff are in great demand. If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected. We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time. If one or more key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.

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

Our fixed-price and transaction-based contracts require accurate estimates of resources and transaction volumes. Failure to estimate these factors accurately could cause us to lose money on these contracts. Our business relies on accurate estimates. If we underestimate the resources, cost or time required for a project or overestimate the expected volume of transactions or transaction dollars processed, our costs could be greater than expected or our revenues could be less than expected. Under fixed-price contracts, we generally receive our fee if we meet specified deliverables, such as completing certain components of a system installation. For transaction-based contracts, we receive our fee on a per-transaction basis or as a percentage of dollars processed, such as the number of child support payments processed or tax dollars processed. If we fail to prepare accurate estimates on factors used to develop contract pricing, such as labor costs, technology requirements or transaction volumes, we may incur losses on those contracts and our operating margins could decline.

Our revenue is highly dependent on government funding. The loss or decline of existing or future government funding could cause our revenue and cash flows to decline. A significant portion of our revenue is derived from federal and state mandated projects. A large portion of these projects may be subject to a reduction or discontinuation of funding, which may cause early termination of projects, diversion of funds away from our projects or delays in implementation. The occurrence of any of these conditions could have an adverse effect on our projected revenue, cash flows and profitability.

Unauthorized data access and other security breaches could have an adverse impact on our business and our reputation. Security breaches or improper access to data in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions. Despite security measures we have taken, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar problems causing interruption in service and loss or theft of data and information. Our third-party suppliers also may experience security breaches involving the unauthorized access of proprietary information. A security breach could result in theft, publication, deletion or modification of confidential information; cause harm to our business and reputation; and result in loss of clients and revenue.

We could suffer material losses if our operations fail to perform effectively. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficiency of our technical systems, operational infrastructure, relationships with third parties and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third-party support as expected, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

At any given time, we are subject to a variety of claims and lawsuits. An adverse decision in any of these claims could have an adverse impact on our reputation and financial results. Adverse outcomes in a claim, lawsuit, government investigation, tax determination, or other liability matter could result in significant monetary damages, substantial costs, or injunctive relief against us that could adversely affect our ability to conduct our business. We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages. The successful assertion of one or more claims against us may not be covered by, or may exceed our available insurance coverage.

In May 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the U.S. Department of Justice, or the DOJ, involving the child support payment processing industry. We have cooperated, and intend to continue to cooperate, fully with the subpoena and with the DOJ’s investigation. On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy. Consequently, the DOJ will not bring any criminal charges against us or our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct. We anticipate that we will incur additional expenses as we continue to cooperate with the investigation. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and win new projects and result in financial losses.

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

If we are not able to protect our intellectual property, our business could suffer serious harm. We protect our intellectual property rights through a variety of methods, such as use of nondisclosure and license agreements and use of trade secret, copyright and trademark laws. Ownership of developed software and customizations to software are the subject of negotiation with individual clients. Despite our efforts to safeguard and protect our intellectual property and proprietary rights, there is no assurance that these steps will be adequate to avoid the loss or misappropriation of our rights or that we will be able to detect unauthorized use of our intellectual property rights. If we are unable to protect our intellectual property, competitors could market services or products similar to ours, and demand for our offerings could decline, resulting in an adverse impact on revenues.

We may be subject to infringement claims by third parties, resulting in increased costs and loss of business. From time to time we receive notices from others claiming we are infringing on their intellectual property rights. Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages, force us to redesign products or enter into royalty or licensing agreements on less favorable terms. If we are required to enter into such agreements or take such actions, our operating margins could decline.

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

Our markets are changing rapidly. If we are not able to adapt to changing conditions, we may lose market share and may not be able to compete effectively. The markets for our products are characterized by rapid changes in technology, client expectations and evolving industry standards. Our future success depends on our ability to innovate, develop, acquire and introduce successful new products and services for our target markets and to respond quickly to changes in the market. If we are unable to address these requirements, or if our products do not achieve market acceptance, we may lose market share and our revenues could decline.

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

Our business is subject to increasing performance requirements, which could result in reduced revenues and increased liability. Our business involves projects that are critical to the operations of our clients' businesses. The failure to meet client expectations could damage our reputation and compromise our ability to attract new business. On certain projects we make performance guarantees, based upon defined operating specifications, service levels and delivery dates, which are sometimes backed by contractual guarantees and performance bonds. Unsatisfactory performance or unanticipated difficulties or delays in starting or completing such projects may result in termination of the contract, a reduction in payment, liability for penalties and damages, or claims against a performance bond. Client performance expectations or unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our project costs and make us less profitable.

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
†Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: February 8, 2007
By: /s/ David E. Fountain
David E. Fountain
Chief Financial Officer
(Principal Financial and Accounting Officer)