Form 10-Q
period 2007-03-31
TIER TECHNOLOGIES INC
filed 2007-05-02
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

At April 30, 2007, there were 20,397,856 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A—Risk Factors beginning on page 25, which could cause actual results to differ materially from those anticipated as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$18,357	$18,486
Investments in marketable securities	39,054	36,950
Accounts receivable, net	12,113	15,035
Unbilled receivables	2,298	2,918
Prepaid expenses and other current assets	4,921	3,067
Total current assets	76,743	76,456
Property, equipment and software, net	13,154	13,466
Goodwill	37,567	37,567
Other intangible assets, net	19,754	21,879
Restricted investments	18,278	12,287
Investment in unconsolidated affiliate	4,912	3,978
Other assets	2,198	3,916
Total assets	$172,606	$169,549
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,606	$871
Income taxes payable	—	7,288
Accrued compensation liabilities	5,489	5,325
Accrued subcontractor expenses	2,045	2,360
Accrued discount fees	4,072	4,013
Other accrued liabilities	7,989	7,810
Deferred income	5,078	5,750
Total current liabilities	26,279	33,417
Other liabilities	734	1,922
Total liabilities	27,013	35,339

Contingencies and commitments (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,388 and 20,383; shares outstanding: 19,501 and 19,499	185,722	184,387
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(149)	(4,275)
Accumulated other comprehensive loss	(63)	(33)
Accumulated deficit	(31,233)	(37,185)
Total shareholders’ equity	145,593	134,210
Total liabilities and shareholders’ equity	$172,606	$169,549

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Revenues	$40,271	$37,474	$82,991	$77,356
Costs and expenses:
Direct costs	29,710	30,696	60,338	58,592
General and administrative	10,932	8,859	18,555	15,782
Selling and marketing	2,904	2,740	5,426	5,320
Depreciation and amortization	1,363	1,325	2,722	2,644
Total costs and expenses	44,909	43,620	87,041	82,338
Loss from continuing operations before other income and income taxes	(4,638)	(6,146)	(4,050)	(4,982)
Other income:
Equity in net income of unconsolidated affiliate	177	462	986	521
Interest income, net	607	683	1,484	1,274
Total other income	784	1,145	2,470	1,795
Loss from continuing operations before income taxes	(3,854)	(5,001)	(1,580)	(3,187)
Income tax provision	7	—	67	5
Net loss from continuing operations	(3,861)	(5,001)	(1,647)	(3,192)
Income from discontinued operations	7,599	—	7,599	—
Net income (loss)	$3,738	$(5,001)	$5,952	$(3,192)

Earnings (loss) per share—Basic:
From continuing operations	$(0.20)	$(0.26)	$(0.08)	$(0.16)
From discontinued operations	$0.39	$—	$0.39	$—
Earnings (loss) per share—Basic	$0.19	$(0.26)	$0.31	$(0.16)
Earnings (loss) per share—Diluted:
From continuing operations	$(0.20)	$(0.26)	$(0.08)	$(0.16)
From discontinued operations	$0.39	$—	$0.39	$—
Earnings (loss) per share—Diluted	$0.19	$(0.26)	$0.31	$(0.16)

Weighted average common shares used in computing:
Basic earnings (loss) per share	19,501	19,493	19,500	19,491
Diluted earnings (loss) per share	19,617	19,493	19,604	19,491

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$3,738	$(5,001)	$5,952	$(3,192)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments in marketable securities	—	24	(1)	54
Foreign currency translation adjustment	10	9	(29)	(11)
Other comprehensive income (loss)	10	33	(30)	43
Comprehensive income (loss)	$3,748	$(4,968)	$5,922	$(3,149)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Six months ended March 31,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,952	$(3,192)
Less: Income from discontinued operations, net	7,599	—
(Loss) income from continuing operations, net	(1,647)	(3,192)
Non-cash items included in net income from continuing operations:
Depreciation and amortization	4,547	4,478
Loss on retirement of equipment and software	1	28
Provision for doubtful accounts	(342)	599
Equity in net income of unconsolidated affiliate	(986)	(521)
Share-based compensation	1,180	734
Accrued forward loss on contracts	276	2,791
Pending settlement of pension contract	1,190	—
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,671	4,420
Prepaid expenses and other assets	(309)	(1,170)
Accounts payable and accrued liabilities	544	(144)
Income taxes payable	311	(229)
Deferred income	(672)	(2,050)
Cash provided by operating activities from continuing operations	5,764	5,744
Cash provided by discontinued operations:
Income from discontinued operations, net	7,599	—
Non-cash items included in income from discontinued operations, net:
Reversal of income tax reserve	(7,599)	—
Cash provided by operating activities from discontinued operations	—	—
Cash provided by operating activities	5,764	5,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(3,108)	(42,100)
Sales and maturities of marketable securities	1,000	32,214
Purchase of restricted investments	(9,260)	(2,878)
Sales and maturities of restricted investments	3,348	2,371
Purchase of equipment and software	(2,081)	(2,392)
Repayment of notes and accrued interest from related parties	4,249	—
Other investing activities	(75)	(1)
Cash used in investing activities	(5,927)	(12,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	32	69
Capital lease obligations and other financing arrangements	10	(31)
Cash provided by financing activities	42	38
Effect of exchange rate changes on cash	(8)	(6)
Net decrease in cash and cash equivalents	(129)	(7,010)
Cash and cash equivalents at beginning of period	18,486	27,843
Cash and cash equivalents at end of period	$18,357	$20,833
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6	$8
Income taxes paid, net	$50	$188
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Interest accrued on shareholder notes	$123	$14

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

Our two principal subsidiaries, which are accounted for as part of our EPP and GBPO segments, include:

•
Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems transaction processing and settlement for electronic payment options to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•
EPOS Corporation, or EPOS—provides interactive communications and transaction processing technologies to federal, state, and municipal government agencies, educational institutions and other public sector clients.

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

These Consolidated Financial Statements include the accounts of Tier Technologies, Inc. and its subsidiaries. Intercompany transactions and balances were eliminated. We account for our 46.96% investment in CPAS (an investment in which we exercise significant influence, but do not control and are not the primary beneficiary) using the equity method, under which our share of CPAS’ net income (loss) is recognized in the period in which it is earned by CPAS. As of March 31, 2007, our Consolidated Balance Sheet reflects $4.9 million in Investment in unconsolidated affiliate, which represents our $2.2 million equity in the underlying assets of CPAS and $2.7 million of goodwill.

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

SFAS 159—The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, FASB issued Statement of Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which allows companies to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earning at each subsequent reporting date. The principle can be applied on an instrument by instrument basis, is irrevocable and must be applied to the entire instrument. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of each reporting fiscal year beginning after November 15, 2007. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

NOTE 3—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers. Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause. For the six months ended March 31, 2007 and 2006, revenue from one customer totaled $8.7 million and $8.6 million, respectively, or 10.5% and 11.2%, respectively, of total revenues, and total revenues from another customer totaled $10.0 million, or 12.0% of total revenues, for the six months ended March 31, 2007.

As described in more detail below, we have several large accounts receivable and unbilled receivable balances. A dispute, early contract termination or other collection issue with one of these key customers could have a material adverse impact on our financial condition and results of operations.

Accounts receivable, net. Accounts receivable, net, represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive within one year, less an allowance for accounts that we estimated would become uncollectible. Our accounts receivable are comprised of the following three categories:

•	Customer receivables—receivables from our clients;

•	Mispost receivables—receivables from individuals to whom our payment processing centers made incorrect payments; and

•	Not Sufficient Funds (“NSF”) receivables—receivables from individuals who paid their child support payment with a check that had insufficient funds.

We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheets. As shown in the following table, at March 31, 2007 and September 30, 2006, the balance of our Accounts receivable, net was $12.1 million and $15.0 million, respectively.

(in thousands)	March 31, 2007	September 30, 2006
Accounts receivable from:
Customers	$12,297	$14,719
Recipients of misposted payments	652	1,445
Payers of NSF child support	407	769
Total accounts receivable	13,356	16,933
Allowance for uncollectible accounts receivable:
Customer	(626)	(1,037)
Mispost	(595)	(1,171)
NSF	(390)	(751)
Total allowance for uncollectible accounts	(1,611)	(2,959)
Short-term accounts receivable retainer	368	1,061
Accounts receivable, net (in current assets)	$12,113	$15,035

At March 31, 2007 and September 30, 2006, one customer accounted for 9.4% and 20.0%, respectively, of total customer accounts receivable.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed. At March 31, 2007 and September 30, 2006, Accounts receivable, net included $0.4 million and $1.1 million, respectively, of retainers that we expected to receive in one year. In addition, there were $2.0 million and $3.7 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.

Unbilled Receivables. Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the respective contract until we have completed specific project milestones or the customer has accepted our work. At March 31, 2007 and September 30, 2006, unbilled receivables, which are all expected to become billable in one year, were $2.3 million and $2.9 million, respectively. At March 31, 2007, three customers accounted for 41.0%, 25.2% and 19.5%, respectively, of total unbilled receivables and at September 30, 2006, four customers accounted for 32.5%, 28.8%, 21.2% and 11.8%, respectively, of unbilled receivables.

NOTE 4—INVESTMENTS

Investments are comprised of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $12.3 million and $12.3 million, respectively, at March 31, 2007 and September 30, 2006, were pledged in connection with a security interest in cash collateral, performance bonds, insurance and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end September 2008. At March 31, 2007, a $6.0 million money market investment was also used as a compensating balance for a bank account used for certain operations. These investments are reported as Restricted investments on the Consolidated Balance Sheets.

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

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	March 31, 2007			September 30, 2006
(in thousands)	Amortized cost	Unrealized loss	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$2,741	$—	$2,741	$9,053	$—	$9,053
Total investments included in cash and cash equivalents	2,741	—	2,741	9,053	—	9,053
Investments in marketable securities:
Debt securities (Primarily state and local bonds/notes)	39,054	—	39,054	36,950	—	36,950
Total investments in marketable securities	39,054	—	39,054	36,950	—	36,950
Restricted investments:
Certificates of deposit	8,941	—	8,941	8,941	—	8,941
Money market	6,000	—	6,000	—	—	—
U.S. government sponsored enterprise obligations	3,339	(2)	3,337	3,348	(2)	3,346
Total restricted investments	18,280	(2)	18,278	12,289	(2)	12,287
Total investments	$60,075	$(2)	$60,073	$58,292	$(2)	$58,290

At March 31, 2007 and September 30, 2006, all of the debt securities that were included in marketable securities had remaining maturities in excess of ten years.

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

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment. At March 31, 2007 and September 30, 2006, we did not believe any of our investments were other-than-temporarily impaired.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill was unchanged during the six months ended March 31, 2007. The balance of goodwill at March 31, 2007 and September 30, 2006 was $37.6 million.

We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with SFAS No. 142—Goodwill and Other Intangible Assets. This annual testing identified no impairment to goodwill in fiscal year 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests. No such events occurred during the six months ended March 31, 2007.

At March 31, 2007 and September 30, 2006, Other intangible assets, net, consisted of the following:

		March 31, 2007			September 30, 2006
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	10 years	$28,749	$(12,613)	$16,136	$28,749	$(11,176)	$17,573
Technology & research and development	3-10 years	4,289	(2,414)	1,875	4,289	(1,986)	2,303
Trademarks	7-10 years	3,214	(1,503)	1,711	3,214	(1,342)	1,872
Non-compete agreements	2-3 years	615	(583)	32	615	(484)	131
Other intangible assets, net		$36,867	$(17,113)	$19,754	$36,867	$(14,988)	$21,879

Amortization expense for other intangible assets was $2.2 million for the six months ended March 31, 2007.

NOTE 6—EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income (loss) from:
Continuing operations, net of income taxes	$(3,861)	$(5,001)	$(1,647)	$(3,192)
Discontinued operations	7,599	—	7,599	—
Net income (loss)	$3,738	$(5,001)	$5,952	$(3,192)
Denominator:
Weighted-average common shares outstanding	19,501	19,493	19,500	19,491
Effects of dilutive common stock options	116	—	104	—
Adjusted weighted-average shares	19,617	19,493	19,604	19,491
Earnings (loss) per share—Basic:
From continuing operations	$(0.20)	$(0.26)	$(0.08)	$(0.16)
From discontinued operations	$0.39	$—	$0.39	$—
Earnings (loss) per share—Basic	$0.19	$(0.26)	$0.31	$(0.16)
Earnings (loss) per share—Diluted:
From continuing operations	$(0.20)	$(0.26)	$(0.08)	$(0.16)
From discontinued operations	$0.39	$—	$0.39	$—
Earnings (loss) per share—Diluted	$0.19	$(0.26)	$0.31	$(0.16)

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share amounts)	2007	2006	2007	2006
Weighted-average options excluded from computation of diluted earnings per share	1,677	2,383	1,703	2,362
Range of exercise prices per share:
High	$20.70	$20.70	$20.70	$20.70
Low	$5.91	$7.61	$5.91	$7.61

In addition, 125,000 and 133,000, respectively, of common stock equivalents were excluded from the calculations of diluted loss per share for the three and six months ended March 31, 2006, since their effect would have been anti-dilutive.

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

The following table presents financial information for the three reportable segments, including the elimination of revenues and costs associated with the purchase, installation and depreciation of a call center from one of our subsidiaries, which have been eliminated and are disclosed in the Eliminations column below:

	Three months ended					Six months ended
(in thousands)	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total
March 31, 2007:
Revenues	$20,397	$12,590	$7,284	$—	$40,271	$42,566	$24,616	$15,809	$—	$82,991
Direct costs	$15,114	$8,592	$6,125	$(121)	$29,710	$31,518	$17,356	$11,706	$(242)	$60,338

March 31, 2006:
Revenues	$15,464	$13,503	$8,507	$—	$37,474	$30,515	$27,951	$18,890	$—	$77,356
Direct costs	$11,463	$12,785	$6,569	$(121)	$30,696	$22,537	$23,420	$12,887	$(252)	$58,592
(1) During the three and six months ended March 31, 2007, the revenues from one customer produced 28.2% and 23.5%, respectively, of the revenues for EPP segment. During the three and six months ended March 31, 2006, the revenues from this customer produced 30.9% and 23.3%, respectively, of the revenues for the EPP segment.
(2) The revenues from one customer produced 30.0% and 31.0%, respectively, of the revenues for the GBPO segment during the three and six months ended March 31, 2007, and produced 31.8% and 30.7%, respectively, of GBPO revenues during the three and six months ended March 31, 2006. The revenues from another customer produced 16.4% and 16.2%, respectively, of the GBPO revenues for the three and six months ended March 31, 2007, while the revenues from this customer produced 13.8% and 13.4%, respectively, of GBPO revenues during the three and six months ended March 31, 2006.
(3) During the three and six months ended March 31, 2007, the revenues from one customer produced 27.5% and 25.3%, respectively, of the revenues for the PSSI segment. During the three and six months ended March 31, 2006, the revenues from this customer produced 30.7% and 29.0%, respectively, of the revenues for the PSSI segment. The revenues from another customer produced 23.4% and 22.9%, respectively, of the PSSI revenues for the three and six months ended March 31, 2007, while the revenues from this customer produced 22.7% and 14.4%, respectively, of the PSSI revenues during the three and six months ended March 31, 2006.

Our total assets for each segment are shown in the following table:

(in thousands)	March 31, 2007	September 30, 2006
EPP	$93,144	$87,997
GBPO	30,004	37,061
PSSI	24,960	25,827
Corporate(1)	24,498	18,664
Total	$172,606	$169,549
(1)Represents assets that are not assignable to a specific segment

NOTE 8—RESTRUCTURING

During fiscal year 2004, we incurred restructuring liabilities for facilities closure costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia. We did not incur any restructuring expense during the six months ended March 31, 2007.

The following table summarizes the restructuring liabilities activity from September 30, 2006 to March 31, 2007:

(in thousands)	Facilities closures
Balance at September 30, 2006	$401
Cash payments	(108)
Balance at March 31, 2007	$293

As shown in the preceding table, we had $0.3 million of restructuring liabilities at March 31, 2007, of which $0.2 million was included in Other liabilities and the remainder was included in Other accrued liabilities in the Consolidated Balance Sheet. We expect to pay $113,000 and $180,000 of these liabilities during fiscal years 2007 and 2008, respectively.

NOTE 9—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims. At March 31, 2007, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows. At March 31, 2007 and September 30, 2006, we had legal accruals of $1.1 million and $1.4 million, respectively, based upon estimates of key legal matters. In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry. We have cooperated, and will continue to cooperate, with the investigation and, therefore, will continue to incur legal costs.

On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We have cooperated, and will continue to cooperate fully, in this investigation.

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former officers violated the Securities Exchange Act of 1934, but did not identify the damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.

BANK LINES OF CREDIT

Throughout the majority of fiscal 2006, the first quarter of fiscal 2007 and the majority of the second quarter of fiscal 2007, we had a credit facility that allowed us to obtain letters of credit up to a total of $15.0 million and also granted the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit. This credit facility was scheduled to mature on March 31, 2007. On March 23, 2007, we entered into an amendment to this credit facility that allows us to obtain letters of credit up to a total of $10.0 million. The amendment continues to grant the lender a perfected security interest in cash and collateral in an amount equal to all issued and to be issued letters of credit. The amended facility is scheduled to mature on September 30, 2007. As of March 31, 2007, $8.9 million of letters of credit were outstanding under this credit facility. These letters of credit were issued to secure performance bonds, insurance and a lease.

OTHER LETTERS OF CREDIT

At both March 31, 2007 and September 30, 2006, we also had a $3.0 million letter of credit outstanding that was collateralized by certain securities in our investment portfolio. This letter of credit was issued to secure a performance bond for a project scheduled to complete in April 2007. We report the investments used to collateralize these letters of credit as Restricted investments on our Consolidated Balance Sheets.

CREDIT RISK

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

GUARANTEES

In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project. The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million. In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows. As of March 31, 2007, the remaining liability was $115,000, which is being amortized over the term of the contract. We believe that the probability is remote that the guarantee provision of this contract will be invoked.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer. Fees for obtaining the bonds are expensed over the life of each bond and are included in Direct costs on our Consolidated Statements of Operations. At March 31, 2007, we had $21.4 million of bonds posted with our customers. There were no claims pending against any of these bonds as of March 31, 2007.

EMPLOYMENT AGREEMENTS

At March 31, 2007, four executives had employment agreements with us that entitled them to severance payments ranging from 0.2 to 3.0 years of base salary, and in one case a bonus corresponding to the severance period, if they are terminated without cause or if certain events occur in connection with a change of control of Tier. As of March 31, 2007, we would have been required to pay up to a maximum of $2.3 million to these four executives if these events had occurred. We also have employment and security agreements with three other executives and certain key managers. Under the terms of the agreements, if certain pre-defined events were to occur as a result of a change in control of our company, the individuals covered by these agreements would be entitled to severance payments ranging from six to twelve months of their current base salaries. If these events had occurred on March 31, 2007, we would have been obligated to pay up to $3.2 million under these agreements.

In February 2007, we entered into agreements with 33 key employees, under which these individuals will be entitled to receive three to twelve months of their base salaries over a one- to two-year period, after completing defined employment service periods. During the remainder of fiscal 2007, we expect to recognize a maximum expense of $936,000, or $468,000 during each of the two remaining quarters, for these agreements. During fiscal 2008, we expect to recognize a maximum expense of $0.8 million, or $0.2 million per quarter for these agreements. In addition, we have agreements with 39 other individuals under which they may receive compensation of up to $2.7 million if certain change of control events were to occur.

One of our GBPO segment contracts will expire on June 30, 2007, which will necessitate the closure of one of our facilities. On January 11, 2007, we provided general guidance to the staff of the facility about retention and severance packages that we expect to offer to encourage continued service by the facilities' employees through the end of the contract. As of March 31, 2007, the maximum amount that could be paid out under these retention packages was $0.2 million.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation, Bylaws and General Corporation Law of the State of Delaware, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations. We are not able to estimate our maximum exposure under these agreements.

FORWARD LOSSES

Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract. In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any. As of March 31, 2007 and September 30, 2006, accruals totaling $1.2 million and $1.0 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets. Changes in the accrued forward loss are reflected in Direct costs on our Consolidated Statements of Operations.

NOTE 10—RELATED PARTY TRANSACTIONS

NOTES AND ACCRUED INTEREST RECEIVABLE

At March 31, 2007 and September 30, 2006, we had $149,000 and $4.3 million, respectively, of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer. During the second quarter of fiscal 2007, the former Chairman paid $4.2 million in principal and interest on notes that matured during that period. The three remaining notes mature in May and July 2007 and bear interest at rates of 6.99% and 7.18%. The former Chairman pledged 387,490 shares of Tier common stock, with a market value of $3.4 million at March 31, 2007, as collateral for these notes. Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of Tier’s common stock.

These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets. Interest earned on these notes is included in Common stock and paid-in capital in the shareholders’ equity section of our Consolidated Balance Sheets.

OTHER RELATED-PARTY TRANSACTIONS

We own a 46.96% interest in CPAS, a Canadian entity that we account for using the equity method. During the six months ended March 31, 2007, we recognized $137,000 in revenue related to a pension project in which we are a subcontractor to CPAS. In addition, CPAS is a subcontractor on a pension project for which we are the prime contractor. During the six months ended March 31, 2007, we recognized $209,000 of expenses for the work performed by CPAS for this project.

During the six months ended March 31, 2007 we purchased $3,300 of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with a member of our Board of Directors.

During the six months ended March 31, 2007, we purchased $66,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan. The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options. Generally, 20% of these options vest each year on the anniversary of the date granted and expire in ten years. At March 31, 2007 there were 2,297,294 shares of common stock reserved for future issuance under the Plan.

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. For the three and six months ended March 31, 2007 and 2006 we recognized $0.8 million and $0.3 million, respectively, and $1.2 million and $0.7 million, respectively, in stock-based compensation expense.

The following table shows the weighted-average assumptions we used to calculate the fair value of share-based options, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding(in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	4.72%	4.50%	4.66%	4.39%
Volatility	46.67%	48.04%	47.54%	48.93%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$3.60	$3.61	$3.53	$4.00
Weighted-average intrinsic value of options exercised (in thousands)	$52	$6	$52	$7

We based expected volatilities on both the implied and historical volatility of our stock. In addition, we used historical data to estimate employee forfeitures within the valuation model.

Stock option activity for the six months ended March 31, 2007 is as follows:

		Weighted-average		Aggregate intrinsic value ($000)
	Shares under option (000)	Exercise price per share	Remaining contractual term
Options outstanding at October 1, 2006	2,237	$8.45
Granted	240	7.48
Exercised	(10)	3.25
Forfeitures or expirations	(268)	7.56
Options outstanding at March 31, 2007	2,199	$8.47	7.62 years	$3,436
Options exercisable at March 31, 2007	1,298	$9.36	6.77 years	$1,691

As of March 31, 2007, we expect that $2.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options will be recognized over a weighted-average period of approximately 2.1 years.

NOTE 12—DISCONTINUED OPERATIONS

In fiscal 2002, we disposed of most of our Australian operations and in fiscal 2003 requested and received $6.5 million of federal income tax refunds associated with this disposal. Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service. Since October 2003, we increased our reserve by $1.1 million to recognize the potential interest and penalties we may have incurred if the Internal Revenue Service made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and approved the $6.5 million refund. As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties. This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as Income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets.

NOTE 13—SUBSEQUENT EVENTS

ASSETS PENDING HELD-FOR-SALE STATUS

During the quarter ended December 31, 2006, we commenced an initiative to evaluate our strategic direction and to identify how to best deploy our financial and management resources in order to better maximize shareholder value. Because we have limited financial and management resources to fully optimize all of our business units, we intend to focus on our core competency in electronic payment processing and only explore growth opportunities within our EPP segment and other synergistic electronic payment processing businesses. As a result of this refocusing, we intend to redeploy assets from other business units that are not compatible with this direction. It is likely that we will incur significant one-time charges in connection with these activities.

In April 2007, we began to seek buyers for certain portions of our business, including portions of our PSSI and GBPO segments. Since this marketing effort began during our third fiscal quarter, the associated assets and liabilities were classified as held and used as of March 31, 2007. However, during the quarter ended June 30, 2007, these assets will be classified as held-for-sale as required by Statement of Financial Accounting Standard No. 144—Accounting for the Impairment of Long-Lived Assets. The following table shows the carrying value of the assets and liabilities in the disposal group as of March 31, 2007:

(In thousands)	March 31, 2007
Assets:
Current assets	$10,065
Property, equipment and software, net	8,100
Other assets	1,330
Total assets	$19,495

Liabilities:
Current liabilities	$5,302
Other liabilities	407
Total liabilities	$5,709
Net assets & liabilities of disposal group	$13,786

No impairment loss has been recognized to-date on these net assets and liabilities.

CONTRACT TERMINATION

In April 2007 we began negotiations on a contract termination agreement with one of our PSSI segment clients. We believe it is probable that this agreement will be signed and will result in a $1.2 million loss. This loss has been recorded in General and administrative expenses during the quarter ended March 31, 2007, since the loss was probable as of that date. No further losses are expected to be incurred associated with this agreement.

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

OVERVIEW

We provide transaction processing services and software and systems integration services primarily to federal, state and local governments, as well as public sector clients. We target industry sectors where we believe that demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts. The forces driving the need for our services tend to involve federal- or state-mandated services, such as child support payments, collections and disbursements, as well as a fundamental shift in consumer transaction preferences toward electronic payment methods instead of cash or paper checks. Since the markets we serve are highly competitive, changes in our competitors' strategies or service offerings could have a significant impact on our profitability, unless we quickly and effectively adapt our business model to meet the changes in the marketplace.

We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents. For example, during the six months ended March 31, 2007 and 2006, contracts with our three largest clients and their constituents generated 27% and 27%, respectively, of our total revenues. During the six months ended March 31, 2007 approximately 12% of our total revenues resulted from a contract with one customer, while 11% and 11%, respectively, of our total revenue for the six months ended March 31, 2007 and 2006, resulted from a contract with a different customer. Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client. As a result, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.

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

RECENT EVENTS

During the quarter ended December 31, 2006, we commenced an initiative to evaluate our strategic direction and to identify how to best deploy our financial and management resources in order to better maximize shareholder value. Because we have limited financial and management resources to fully optimize all of our business units, we intend to focus on our core competency in electronic payment processing and only explore growth opportunities within our EPP segment and other synergistic electronic payment processing businesses. As a result of this refocusing, we intend to redeploy assets from other business units that are not compatible with this direction. In April 2007, we began to seek buyers for certain portions of our business, including the majority of our PSSI and GBPO segments. See Note 13—Subsequent Events to our Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

During the three months ended March 31, 2007, we incurred a $3.9 million loss from continuing operations, which represents a $1.1 million, or 23% improvement over the same quarter last year. Similarly, during the six months ended March 31, 2007, we incurred a loss of $1.6 million, which represents a $1.5 million, or 48% improvement over the same period last year. These improvements resulted from the $2.6 million and $2.3 million, reduction in forward losses recorded during the respective three and six months ended March 31, 2007. In addition, the absence of $0.3 million and $3.1 million, respectively, of costs associated with the restatement of our financial statements last year, contributed to the reduction in net loss from continuing operations for the three and six months ended March 31, 2007 respectively, over the same periods last year. During the three and six months ended March 31, 2007, increased revenues less the corresponding increase in project expenses, contributed $1.2 million and $1.0 million, respectively, to the reduction in net loss from continuing operations. These reductions were offset primarily by an increase of $1.8 million and $3.6 million, respectively, in general and administrative expenses incurred during the three and six months ended March 31, 2007, compared with the same periods last year. In addition, during March 31, 2007 we recorded a loss of $1.2 million relating to the settlement of a contract with one of our Packaged Software and Systems Integration segment, or PSSI, clients. Finally, in March 2007, we recorded net income of $7.6 million from discontinued operations for a reversal of a federal income tax reserve and associated interest and penalty accruals. In total, we are reporting net income for the three and six months ended March 31, 2007 of $3.8 million and $6.0 million, respectively.

The following table provides an overview of our results of operations for the three and six months ended March 31, 2007 and 2006:

	Three months ended March 31,		Variance		Six months ended March 31,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%	2007	2006	$ Amount	%
Revenues	$40,271	$37,474	$2,797	7%	$82,991	$77,356	$5,635	7%
Costs and expenses	44,909	43,620	1,289	3%	87,041	82,338	4,703	6%
Loss before other income, income taxes	(4,638)	(6,146)	1,508	25%	(4,050)	(4,982)	932	19%
Other income	784	1,145	(361)	(32)%	2,470	1,795	675	38%
Loss before income taxes	(3,854)	(5,001)	1,147	23%	(1,580)	(3,187)	1,607	50%
Provision for income taxes	7	—	7	*	67	5	62	*
Net loss from continuing operations	(3,861)	(5,001)	1,140	23%	(1,647)	(3,192)	1,545	48%
Net income from discontinued operations	7,599	—	7,599	*	7,599	—	7,599	*
Net income (loss)	$3,738	$(5,001)	$8,739	*	$5,952	$(3,192)	$9,144	*
*Not meaningful

Revenues

During the three and six months ended March 31, 2007, our revenues increased $2.8 million and $5.6 million, respectively, or 7% and 7%, respectively, over the same periods last year. The increased revenue primarily reflects period-over-period increases of 32% and 39%, respectively, earned by our EPP segment, primarily as a result of increased transaction volume from new and pre-existing contracts in that segment. The increase in EPP revenues is offset by a 7% and 12%, respectively, period-over-period decrease in revenues by our Government Business Process Outsourcing segment, or GBPO, and a 14%

and 16%, respectively, period-over-period decrease in revenues by our PSSI, primarily due to the completion of projects in both segments during the previous fiscal year.

The following table presents the revenues for each of our reportable segments for the three and six months ended March 31, 2007 and 2006:

	Three months ended March 31,		Variance		Six months ended March 31,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%	2007	2006	$ Amount	%
Revenue, by segment:
EPP	$20,397	$15,464	$4,933	32%	$42,566	$30,515	$12,051	39%
GBPO	12,590	13,503	(913)	(7)%	24,616	27,951	(3,335)	(12)%
PSSI	7,284	8,507	(1,223)	(14)%	15,809	18,890	(3,081)	(16)%
Total revenues	$40,271	$37,474	$2,797	7%	$82,991	$77,356	$5,635	7%

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

During the three and six months ended March 31, 2007, the revenues generated by our EPP segment rose to $20.4 million and $42.6 million, respectively, which represents a $4.9 million and $12.1 million, respectively, or 32% and 39%, respectively, increase over the same period last year. A rise in the volume of transaction from new and pre-existing contracts processed by our EPP segment added $4.9 million and $12.1 million, respectively, of revenues over the same periods last year.  This increase includes $1.0 million and $2.9 million, respectively, of additional revenues we earned during the three and six months ended March 31, 2007, as compared to the same periods last year, as a result of an increase in the volume of transactions processed for our largest customer.

We believe that these increases are attributable primarily to a changing consumer preference toward using electronic payments to pay their obligations to federal, state and local governments. We anticipate continued revenue increases throughout fiscal year 2007, as more state and local taxing jurisdictions move toward electronic payment processing options.

Government Business Process Outsourcing Segment—Our GBPO segment provides governmental clients with child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services, including call center interactive voice response systems and support services.  Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically three- to five-years in duration and we may receive contract extensions or renewals based on our clients’ past experience with our company.

During the three and six months ended March 31, 2007, our GBPO segment generated $12.6 million and $24.6 million, respectively, in revenues, which represents a $0.9 million and $3.3 million, respectively, or 7% and 12%, respectively, decrease over the same periods last year.  The $0.9 million revenue reduction that occurred during the three months ended March 31, 2007, as compared to the same period last year, primarily reflects the absence of $2.5 million of revenues from contracts completed during the last 12 months and a decline in the volume of transactions processed by our child support payment processing centers which led to a $0.3 million decrease in revenues. The effect of these decreases was partially offset by $1.9 million of additional revenues from new contracts. The $3.3 million revenue reduction that occurred during the six months ended March 31, 2007, as compared to the same period last year, primarily reflects the absence of $5.2 million of revenues from contracts completed during the last 15 months; the impact of a decline in the volume of transactions processed by our child support payment processing centers, which led to a $0.7 million decrease in revenues; and a $0.2 million decline in maintenance revenues earned by our voice and system automation practice. The effect of these decreases was partially offset by $2.9 million of additional revenues from new contracts.

For the remainder of fiscal 2007, we expect that GBPO revenues will be lower then the same periods last year because of one major contract in our GBPO segment that expired in the second quarter of fiscal 2007 and another contract that will expire at June 30, 2007. These two contracts contributed $2.9 million of revenues during the quarter ended March 31, 2007 and have contributed approximately $12.0 million of revenues annually.

Packaged Software and Systems Integration Segment—Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, and systems integration services. Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a one- to three-year contract term, and may have subsequent maintenance and support phases. The revenues reported by our PSSI segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.

During the three and six months ended March 31, 2007, our PSSI segment generated $7.3 million and $15.8 million, respectively, in revenues, which represents a decline of $1.2 million and $3.1 million, respectively, or 14% and 16%, respectively, over the same periods last year. This period-over-period decrease reflects a $0.9 million and $4.1 million, respectively, decline resulting from the completion, or near completion, of several PSSI contracts, including contracts with three clients that represented $0.6 million and $3.5 million, respectively, of the decline. We also had an overall decline of $1.0 million and $1.0 million, respectively, compared to the same periods last year, in revenues from decreased activity for several of our time and material contracts. These declines were partially offset by a $0.7 million and $1.5 million, respectively, increase in revenues from new contracts. The decrease in revenues year-to-date over the same period last year was also partially offset by $0.5 million in fixed-price contracts that are hitting their revenue peaks.

Costs and Expenses

During the three and six months ended March 31, 2007, we incurred $44.9 million and $87.0 million, respectively, of costs and expenses, which represents a $1.3 million and $4.7 million, or 3% and 6%, respectively, increase over the same periods last year. The year-to-date increase is primarily due to increased interchange fees directly associated with increased revenues in our EPP segment and costs associated with the settlement of one of our PSSI segment contracts, offset by a decrease in legal and accounting costs associated with our reconciliation project and audit committee investigation relating to our restatement in fiscal 2006. The following table provides an overview of operating costs and expenses for the three and six months ended March 31, 2007 and 2006:

	Three months ended March 31,		Variance		Six months ended March 31,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%	2007	2006	$ Amount	%
Direct costs	$29,710	$30,696	$(986)	(3)%	$60,338	$58,592	$1,746	3%
General and administrative	10,932	8,859	2,073	23%	18,555	15,782	2,773	18%
Selling and marketing	2,904	2,740	164	6%	5,426	5,320	106	2%
Depreciation and amortization	1,363	1,325	38	3%	2,722	2,644	78	3%
Total costs and expenses	$44,909	$43,620	$1,289	3%	$87,041	$82,338	$4,703	6%

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

Direct costs for the three months ended March 31, 2007 decreased $1.0 million, or 3%, while direct costs for the six months ended March 31, 2007 increased $1.8 million or 3%, over the same periods last year. The decrease for the three months ended March 31, 2007, as compared to the same periods last year, primarily reflects: a $2.6 million reduction in the net forward loss accrued for a GBPO project and a pension project; the absence of $0.3 million of one-time expenses for outside services attributable to the reconciliation of certain account balances during fiscal 2006; a $0.3 million reduction in employee and employee related expenses and a $0.5 million reduction in subcontractor expenses, which both resulted from the completion or near completion of several projects within the GBPO and PSSI segments; reductions of $0.5 million, $0.7 million and $0.4 million, respectively, in reimbursable expenses, postage fees and other miscellaneous expenses, which all resulted from reduced transaction volume. These decreases were partially offset by a $4.2 million increase in interchange fees, which resulted from the rise in EPP transactional volumes.

The $1.8 million increase in direct costs for the six months ended March 31, 2007 is primarily attributable to a $9.0 million increase in interchange fees resulting from a rise in the level of EPP volumes. The increase in direct costs is partially offset by a $2.3 million reduction of net forward loss accrued for two projects; the absence of $1.4 million of one-time expenses for outside services attributable to the reconciliation of certain account balances during fiscal 2006; a $1.1 million reduction in printing, postage, equipment maintenance and bank charges attributable to decreased volumes of transactions processed by one of our payment processing centers; and reductions of $1.0 million, $0.5 million and $0.5 million, respectively, in labor and labor-related costs, subcontractor expense and postage expense, which all resulted from the completion of projects by our GBPO and PSSI segments.

General and administrative. General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions and information systems.

General and administrative expenses for the three and six months ended March 31, 2007 increased $2.1 million and $2.8 million, respectively, or 23% and 18%, respectively, from the same period last year. These period-over-period increases reflect: a $1.2 million adjustment during March 2007 to record the settlement of a contract with one of our PSSI segment clients; increases for the three and six month periods of $1.3 million and $2.2 million, respectively, in payroll and payroll-related expenses; and increases of $0.5 million and $0.5 million, respectively, in share-based compensation. These increases in the three- and six-month results, as compared to the same periods last year, were partially offset by reductions of $0.6 million during both the three and six months ended March 31, 2007 of legal and consulting services primarily related to the restatement of our financial statements in fiscal year 2006, partially offset by legal costs incurred in fiscal 2007 to respond to the SEC subpoena and to defend against the class action lawsuit. In addition, bad debt expense declined by $0.2 million and $0.7 million, respectively, as compared to the same periods last year, as a result of successful collection efforts.

During the remainder of fiscal 2007, we expect to see a year-over-year reduction in general and administration costs because of the absence of one-time legal and accounting expenses that we incurred during fiscal 2006 attributable to the restatement of our historical financial statements and an investigation conducted by the Audit Committee of the Board of Directors. In February 2007, we entered into agreements with a number of key employees, under which these individuals will be entitled to receive three to twelve months of their base salaries over a one- to two-year period, after completing defined employment service periods. During the remainder of fiscal 2007, we expect to recognize a maximum expense of $0.9 million for these agreements. In addition, during fiscal 2008, we expect to recognize a maximum expense of $0.8 million, or $0.2 million during each quarter in fiscal 2008.

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

Selling and marketing expenses increased 6% and 2%, respectively, to $2.9 million and $5.4 million, respectively, for the three and six months ended March 31, 2007. This increase is primarily attributable to an increase in advertising expense incurred by our EPP segment during the current period. We expect selling and marketing expenses to decline during the remainder of fiscal 2007, as a result of our decision not to pursue new contracts in certain practice areas in our GBPO and PSSI segments.

Depreciation and amortization. Depreciation and amortization consists primarily of expenses associated with depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects. Project-related depreciation and amortization is included in direct costs.

During the three and six months ended March 31, 2007, depreciation and amortization expenses increased by $38,000 and $78,000, respectively, or 3% and 3%, respectively, from the same periods last year. These increases are primarily attributable to depreciation expense in the current period associated with assets acquired throughout the prior fiscal year.

Other Income

Equity in net income of unconsolidated affiliate. During the three months ended March 31, 2007 and 2006, we reported income of $0.2 million and $0.5 million, respectively. During the six months ended March 31, 2007 and 2006, we reported net income of $1.0 million and $0.5 million, respectively, representing our 46.96% share in the net income and losses incurred by our investment in CPAS. The $0.3 million decrease for the three months ended March 31, 2007, over the same period last year, is due to a reduction of license revenues in the current period. The $0.5 million improvement year-to-date in CPAS’ performance resulted primarily from CPAS’ successful contracting efforts primarily during the first quarter of fiscal 2007.

Interest income, net.  Our interest income during the three and six months ended March 31, 2007 was relatively unchanged, because both interest rates and the daily balance of our investment portfolio have remained relatively constant during all reported periods.

Provision for income taxes.  During the six months ended March 31, 2007 and 2006, our income tax reflected minimum state tax payment of $67,000 and $5,000, respectively.  We applied carry-forward losses from earlier periods in the calculation of income taxes, which resulted in our tax expense in both periods being limited to expected state tax obligations. In addition, in accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, we have continued to maintain a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years.

Discontinued Operations

Income from discontinued operations.  In fiscal 2002, we disposed of most of our Australian operations and in fiscal 2003 requested and received $6.5 million of federal income tax refunds associated with this disposal. Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service. Since October 2003, we increased our reserve by $1.1 million to recognize the potential interest and penalties we may have incurred if the Internal Revenue Service made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review which approved the $6.5 million refund. As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for refunds and the $1.1 million reserve for potential interest and penalties. This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as Income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital and to support our growth, including potential future acquisitions. Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $10.0 million of letters of credit. Furthermore, the agreement grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit. At March 31, 2007, we had $8.9 million of letters of credit outstanding under this credit facility, which are fully collateralized. These letters of credit were issued to secure performance bonds, insurance and a lease.

In addition to the letters of credit issued under the credit facility mentioned above, at March 31, 2007, we had a $3.0 million letter of credit outstanding, which was collateralized by certain securities in our investment portfolio. This letter of credit was issued to secure a performance bond.

Net Cash from Continuing Operations—Operating Activities. During the six months ended March 31, 2007, our operating activities provided $5.8 million of cash, including $1.6 million of net loss from continuing operations and $5.9 million of non-cash items. During the six months ended March 31, 2007, $1.7 million of cash was generated by a decrease in the balance of accounts receivable, $0.5 million was generated by an increase in accounts payable and $0.3 million was generated by a decrease in estimated income tax liabilities. These increases were primarily offset by $0.6 million in cash used by an increase in deferred revenue and $0.3 million in cash used by an increase in prepaid expenses and other assets.

During the six months ended March 31, 2006, our operating activities provided $5.7 million of cash, including $3.2 million from net income and $8.1 million of non-cash items included in net income. During the six months ended March 31, 2006, $4.4 million of cash was also generated by a decrease in the balance of accounts receivable, due to successful collection efforts. These increases were partially offset by our use of $1.2 million of cash to support prepaid expenses and other assets and a $2.1 million decrease in deferred revenues.

Net Cash from Continuing Operations—Investing Activities. During the six months ended March 31, 2007, our operations used $5.9 million of cash for investing activities, of which $2.1 million was used to purchase equipment and software, and fund internally developed software. In addition, $9.3 million of cash was used to purchase restricted investments and $3.1 million of cash was used to purchase marketable securities during the six months ended March 31, 2007. This use of funds was partially offset by $3.3 million of cash generated from the sale and maturities of restricted investments and $1.0 million of cash generated from the sale and maturities of marketable securities. In addition, $4.2 million of cash was generated from the repayment of notes and accrued interest from a related party.

During the six months ended March 31, 2006, our investing activities used $12.8 million of cash, of which $42.1 million was used to purchase available-for-sale investments and $32.2 million was generated by sales and maturities of available-for-sale investments. During the six months ended March 31, 2006, $2.4 million was generated when restricted securities matured, while $2.9 million was used to purchase restricted investments. In addition, $2.4 million was used to purchase equipment and software during the six months ended March 31, 2006.

Net Cash from Continuing Operations—Financing Activities. During the six months ended March 31, 2007, $42,000 of cash was provided by our financing activities. The increase represents $32,000 of cash from issuance of our common stock and $10,000 of cash provided by a new capital lease agreement.

During the six months ended March 31, 2006, $38,000 of cash was provided by our financing activities. The increase represents $69,000 from issuance of our Class B common stock, partially offset by $31,000 of cash used in capital lease obligations.

Net Cash from Discontinued Operations. During the six months ended March 31, 2007, we reversed a $7.6 million federal income tax reserve, which had initially been recorded in October 2003, pending an IRS review of a refund we received associated with the disposal of our former Australian operations.  This reversal represents a non-cash adjustment that was reported in income from discontinued operations.

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

CONTRACTUAL OBLIGATIONS

Since September 30, 2006, there has been no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increase immediately and uniformly by ten percentage points from levels at March 31, 2007, the fair value of the portfolio would decline by about $14,500.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.—LEGAL PROCEEDINGS

On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues. We have cooperated, and will continue to cooperate fully, in this investigation.

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former officers violated the Securities Exchange Act of 1934, but did not identify the damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We are not able to estimate the probability or level of exposure associated with this complaint.

ITEM 1A.—RISK FACTORS

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

We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients.  We depend on a small number of clients to generate a significant portion of our revenues. The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows. Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty. If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows. Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows. During the six months ended March 31, 2007, our ten largest clients represented approximately 48% of our total revenues, including one contract that generated over 12% of our total revenues. Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.

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

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006. The suit alleges that Tier and certain of our former officers violated the Securities Exchange Act of 1934, but did not identify the damages being sought. This case is pending in the United States District Court for the Eastern District of Virginia. We

anticipate that we will incur legal and administrative expenses to defend this claim. We are not able to estimate the probability or level of exposure, if any, associated with this complaint; however, in the event of significant adverse verdicts or settlements, liability could exceed the levels of our insurance coverage.

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

We may not be successful in divesting certain assets and liabilities and our anticipated divestiture could disrupt our operations. We may not be able to obtain offers for the fair value of the portions of

PSSI and GBPO assets and liabilities that we are marketing. In that event, we may be required to recognize an impairment loss or to withdraw our planned divestiture. Furthermore, our announced divestiture plan could result in a turnover of employees or could have an adverse impact on our ability to attract and retain customers, which, in turn, could have an adverse impact on the revenues generated by these businesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tier Technologies, Inc. was held on February 28, 2007. The following matters were voted upon at this meeting.

1.	Election of seven directors to serve for the ensuing year and until successors are elected; and

2.	Ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2007.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 15,704,474. The results of the votes on each of the matters presented to the shareholders at our annual meeting are set forth below.

Matter	Votes in favor	Votes withheld	Abstentions
1. Election of Directors
Charles W. Berger	7,137,581	8,566,893
Samuel Cabot III	7,137,581	8,566,893
John J. DeLucca	14,740,599	963,875
Morgan P. Guenther	7,137,581	8,566,893
Ronald L. Rossetti	7,065,581	8,638,893
T. Michael Scott	7,138,081	8,566,393
Bruce R. Spector	7,137,881	8,566,593
2. The ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2007	15,271,933	430,910	1,631

Item 6. Exhibits
Exhibit Number	Description
10.1	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank.(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
†Filed herewith. (1) Filed as an exhibit to current report Form 8-K, filed on March 28, 2007. and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

            Tier Technologies, Inc.

Dated: May 1, 2007

            By: /s/ David E. Fountain
David E. Fountain
Chief Financial Officer
(Principal Financial and Accounting Officer)