Form 10-Q
period 2007-06-30
TIER TECHNOLOGIES INC
filed 2007-08-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

At August 6, 2007, there were 20,402,356 shares of the Registrant's Common Stock outstanding.

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

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$29,235	$18,486
Investments in marketable securities	39,500	36,950
Accounts receivable, net	2,525	3,857
Unbilled receivables	560	1,916
Prepaid expenses and other current assets	1,641	1,623
Current assets—held-for-sale	29,668	29,775
Total current assets	103,129	92,607
Property, equipment and software, net	3,734	3,781
Goodwill	29,531	37,567
Other intangible assets, net	14,262	16,395
Restricted investments	18,361	12,287
Investment in unconsolidated affiliate	—	3,978
Other assets	874	2,934
Total assets	$169,891	$169,549
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$634	$626
Income taxes payable	—	7,326
Accrued compensation liabilities	4,313	3,389
Accrued subcontractor expenses	364	457
Accrued discount fees	4,738	3,631
Other accrued liabilities and deferred income	5,051	6,523
Current liabilities—held-for-sale	14,272	12,054
Total current liabilities	29,372	34,006
Other liabilities	213	1,333
Total liabilities	29,585	35,339

Contingencies and commitments (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,402 and 20,383; shares outstanding: 19,518 and 19,499	186,053	184,387
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	(106)	(4,275)
Accumulated other comprehensive loss	(5)	(33)
Accumulated deficit	(36,952)	(37,185)
Total shareholders’ equity	140,306	134,210
Total liabilities and shareholders’ equity	$169,891	$169,549

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Revenues	$57,660	$56,269	$140,651	$133,625
Costs and expenses:
Direct costs	42,246	42,033	102,584	100,625
General and administrative	8,953	11,748	27,508	27,530
Selling and marketing	3,737	3,623	9,163	8,943
Depreciation and amortization	971	1,306	3,693	3,950
Impairment of goodwill and assets held-for-sale	8,585	—	8,585	—
Total costs and expenses	64,492	58,710	151,533	141,048
Loss from continuing operations before other income and income taxes	(6,832)	(2,441)	(10,882)	(7,423)
Other income:
Income from investment:
Equity in net (loss) income in unconsolidated affiliate	(511)	35	475	556
Realized foreign currency gain	239	—	239	—
Gain on sale of unconsolidated affiliate	80	—	80	—
Interest income, net	820	859	2,304	2,133
Total other income	628	894	3,098	2,689
Loss from continuing operations before income taxes	(6,204)	(1,547)	(7,784)	(4,734)
Income tax (benefit) provision	(7)	40	60	45
Net loss from continuing operations	(6,197)	(1,587)	(7,844)	(4,779)
Income from discontinued operations, net	478	—	8,077	—
Net (loss) income	$(5,719)	$(1,587)	$233	$(4,779)

(Loss) earnings per share—Basic:
From continuing operations	$(0.32)	$(0.08)	$(0.40)	$(0.25)
From discontinued operations	$0.03	$—	$0.41	$—
(Loss) earnings per share—Basic	$(0.29)	$(0.08)	$0.01	$(0.25)
(Loss) earnings per share—Diluted:
From continuing operations	$(0.32)	$(0.08)	$(0.40)	$(0.25)
From discontinued operations	$0.03	$—	$0.41	$—
(Loss) earnings per share—Diluted	$(0.29)	$(0.08)	$0.01	$(0.25)

Weighted average common shares used in computing:
Basic (loss) earnings per share	19,511	19,499	19,505	19,494
Diluted (loss) earnings per share	19,511	19,499	19,630	19,494

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2007	2006	2007	2006
Net (loss) income	$(5,719)	$(1,587)	$233	$(4,779)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments in marketable securities	(2)	1	(3)	55
Foreign currency translation:
Foreign currency translation adjustment	(179)	56	(208)	45
Less impact of realized gains (transferred from AOCI into net (loss) income)	239	—	239	—
Other comprehensive income	58	57	28	100
Comprehensive (loss) income	$(5,661)	$(1,530)	$261	$(4,679)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$233	$(4,779)
Less: Income from discontinued operations, net	8,077	—
Loss from continuing operations, net	(7,844)	(4,779)
Non-cash items included in net income from continuing operations:
Depreciation and amortization	5,536	6,725
Loss on retirement of equipment and software	6	283
Provision for doubtful accounts	(26)	957
Equity in net income of unconsolidated affiliate	(475)	(556)
Gain on sale of unconsolidated affiliate	(80)	—
Foreign currency translation gain realized on sale of unconsolidated affiliate	(239)	—
Share-based compensation	1,451	1,123
Accrued forward loss on contracts	(79)	1,478
Settlement of pension contract	1,254	—
Impairment of goodwill and held-for-sale assets	8,585	—
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	4	4,819
Prepaid expenses and other assets	2,931	(2,345)
Accounts payable and accrued liabilities	2,658	1,996
Income taxes payable	311	(213)
Deferred income	148	(2,750)
Cash provided by operating activities from continuing operations	14,141	6,738
Cash provided by discontinued operations:
Income from discontinued operations, net	8,077	—
Non-cash items included in income from discontinued operations, net:
Reversal of income tax reserve	(7,599)	—
Liquidation of Australian operations	(478)	—
Cash provided by operating activities from discontinued operations	—	—
Cash provided by operating activities	14,141	6,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(6,108)	(45,950)
Sales and maturities of marketable securities	3,550	37,164
Purchase of restricted investments	(19,272)	(3,878)
Sales and maturities of restricted investments	13,398	3,367
Purchase of equipment and software	(3,888)	(3,688)
Repayment of notes and accrued interest from related parties	4,295	—
Proceeds from sale of unconsolidated affiliate	4,784	—
Other investing activities	(232)	—
Cash used in investing activities	(3,473)	(12,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	89	69
Capital lease obligations and other financing arrangements	3	(80)
Cash provided by (used in) financing activities	92	(11)
Effect of exchange rate changes on cash	(11)	36
Net increase (decrease) in cash and cash equivalents	10,749	(6,222)
Cash and cash equivalents at beginning of period	18,486	27,843
Cash and cash equivalents at end of period	$29,235	$21,621

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9	$13
Income taxes paid, net	$128	$189
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Interest accrued on shareholder notes	$126	$206
Equipment acquired under capital lease obligations and other financing arrangements	$26	$64
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OVERVIEW OF ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Tier Technologies, Inc. provides transaction processing services and software and systems integration services to federal, state, and local governments and other public sector clients.  We provide our services through three segments:

•
Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities, and other public sector clients;

•
Government Business Process Outsourcing, or GBPO—focuses on child support payment processing, child support financial institution data match services, health and human services consulting, computer telephony and call centers, and other related systems integration services; and

•
Packaged Software and Systems Integration, or PSSI—provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, and systems integration services for the State of Missouri.

Our two principal subsidiaries, which are accounted for as part of our EPP and GBPO segments, include:

•
Official Payments Corporation, or OPC—provides proprietary telephone and Internet systems, transaction processing and settlement for electronic payments to federal, state, and municipal government agencies, educational institutions and other public sector clients; and

•
EPOS Corporation, or EPOS—provides interactive communications and payment processing technologies to federal, state, and municipal government agencies, educational institutions and other public sector clients.

On June 29, 2007 we sold our 46.96% investment in the outstanding common stock of CPAS Systems, Inc., or CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  We had previously been reporting our investment in CPAS under the equity method of accounting.

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

These Consolidated Financial Statements include the accounts of Tier Technologies, Inc. and its subsidiaries.  Intercompany transactions and balances were eliminated.  In April 2007, we began to seek buyers for certain portions of our business, including the majority of our PSSI and GBPO segments.  In accordance with Statement of Financial Accounting Standard No. 144—Accounting for the Impairment of Long-Lived Assets, we have recorded the associated assets and liabilities as held-for-sale.  We have also reclassified previously reported assets and liabilities for these operations to held-for-sale to conform to the current year presentation on the Consolidated Balance Sheets.

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

NOTE 3—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  For the nine months ended June 30, 2007 and 2006, revenue from one customer totaled $30.2 million and $26.9 million, respectively, or 21.5% and 20.1%, respectively, of total revenue.

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

We maintain a separate allowance for uncollectible accounts for each category of receivables, which we offset against the receivables on our Consolidated Balance Sheets.  As shown in the following table, at June 30, 2007 and September 30, 2006, the balance of our Accounts receivable, net was $2.5 million and $3.9 million, respectively.

(in thousands)	June 30, 2007	September 30, 2006
Accounts receivable from:
Customers	$2,668	$3,163
Recipients of misposted payments	349	1,290
Payers of NSF child support	430	769
Total accounts receivable	3,447	5,222
Allowance for uncollectible accounts receivable:
Customer	(419)	(580)
Mispost	(349)	(1,023)
NSF	(429)	(751)
Total allowance for uncollectible accounts	(1,197)	(2,354)
Short-term accounts receivable retainer	275	989
Accounts receivable, net	$2,525	$3,857

At June 30, 2007 and September 30, 2006, one customer accounted for 24.7% and 20.1%, respectively, of total customer accounts receivable.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  At June 30, 2007 and September 30, 2006, Accounts receivable, net included $0.3 million and $1.0 million, respectively, of retainers that we expected to receive in one year.  In addition, there were $0.7 million and $2.8 million, respectively, of retainers that we expected to be outstanding more than one year, which are included in Other assets on our Consolidated Balance Sheets.

Unbilled Receivables. Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work.  At June 30, 2007 and September 30, 2006, unbilled receivables, which are all expected to become billable in one year, were $0.6 million and $1.9 million, respectively.  At June 30, 2007, two customers accounted for 51.3% and 47.6%, respectively, of total unbilled receivables and at September 30, 2006, three customers accounted for 50.0%, 32.2%, and 17.9%, respectively, of unbilled receivables.

NOTE 4—INVESTMENTS

Debt and Equity Securities

Investments are composed of available-for-sale debt securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  As of both June 30, 2007 and September 30, 2006 restricted investments totaling $12.3 million were pledged in connection with a security interest in cash collateral, performance bonds, insurance and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end March 2010.  At June 30, 2007, a $6.1 million money market investment was also used as a compensating balance for a bank account used for certain operations.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  We exclude from cash equivalents certain investments, such as mutual funds and auction rate securities.  Securities such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities.  Except for our former investment in CPAS and our restricted investments, all other investments are categorized as available-for-sale.  As such, our securities are recorded at estimated fair value, based on quoted market prices.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	June 30, 2007			September 30, 2006
(in thousands)	Amortized cost	Unrealized loss	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$4,916	$—	$4,916	$9,053	$—	$9,053
Commercial paper	4,472	(3)	4,469	—	—	—
Total investments included in cash and cash equivalents	9,388	(3)	9,385	9,053	—	9,053
Investments in marketable securities:
Debt securities(Primarily state and local bonds/notes)	39,500	—	39,500	36,950	—	36,950
Total investments in marketable securities	39,500	—	39,500	36,950	—	36,950
Restricted investments:
Certificates of deposit	8,941	—	8,941	8,941	—	8,941
Money market	6,079	—	6,079	—	—	—
U.S. government sponsored enterprise obligations	3,343	(2)	3,341	3,348	(2)	3,346
Total restricted investments	18,363	(2)	18,361	12,289	(2)	12,287
Total investments	$67,251	$(5)	$67,246	$58,292	$(2)	$58,290

At June 30, 2007 and September 30, 2006, all of the debt securities that were included in marketable securities had remaining maturities in excess of ten years.

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

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment.  At June 30, 2007 and September 30, 2006, we did not believe any of our investments were other-than-temporarily impaired.

Equity Investments

In June 2007 we sold our 46.96% investment of the outstanding common stock of CPAS Systems, Inc., or CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  The sale price was approximately equal to the US-dollar equivalent of our book value in the CPAS investment as of June 30, 2007, plus estimated taxes and other disposal costs.  In

June 2007, we recorded a gain of $80,000 on the sale of this investment and realized a foreign currency gain on the investment of $239,000.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2007, goodwill for our operating units consisted of the following:

	Operating Segment
(in thousands)	EPP	GBPO	PSSI	Total
Balance of goodwill at September 30, 2006	$14,323	$5,711	$17,533	$37,567
Reclassification of goodwill due to restructuring in October 2006	203	8,036	(8,239)	—
Goodwill written off related to classification of assets as held-for-sale	—	(8,036)	—	(8,036)
Balance at June 30, 2007	$14,526	$5,711	$9,294	$29,531

The above table also reflects $8.0 million of goodwill associated with a corporate restructuring that occurred at October 1, 2006.  At that time, our Voice and System Automation, or VSA, business was reclassified from our PSSI segment to our GBPO segment, to better align complementary product lines in the GBPO segment.  Although the VSA business previously had been assigned to the PSSI segment, it was not integrated into the segment and benefits from the VSA segment were not realized by the rest of the reporting unit.

In April 2007, we began to seek buyers for the majority of our GBPO and PSSI segments.  In accordance with Statement of Financial Accounting Standard No. 144—Accounting for the Impairment of Long-Lived Assets, we have recorded the associated assets and liabilities as “held-for-sale” for all reported periods.  Our GBPO and PSSI segments are each composed of a number of businesses that we currently believe may be sold separately.  These businesses were never fully integrated into the segment after their acquisition and the benefits of the acquired goodwill were not realized by the rest of the reporting unit.  Therefore, the goodwill associated with these businesses was included in the carrying amount of the individual businesses.  We analyzed these businesses for impairment using a fair value approach as required by SFAS 144 and SFAS 142—Goodwill and Other Intangible Assets.  Of the $29.5 million of goodwill reported in the preceding table, $15.0 million relates to held-for-sale assets, of which $5.7 million related to goodwill for businesses in our GBPO segment and $9.3 million is related to goodwill for businesses in our PSSI segment.

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS No. 142—Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  Such an event occurred in April 2007 when we reclassified certain assets as held-for-sale.  At that time, we determined that the carrying value of certain business exceeded the fair value by $8.6 million, as a result of a change in the strategic direction of that business.  As a result, we recorded an impairment loss during the third quarter of fiscal 2007.  See Note 12-Held-for-sale assets for additional information on the goodwill and long-lived asset impairment for those portions of our business classified as held-for-sale on our Consolidated Balance Sheets.

At June 30, 2007 and September 30, 2006, we also reclassified certain intangible assets to Current assets—held-for-sale on our Consolidated Balance Sheet.  Subsequent to April 2007, we are not recognizing any additional amortization on these assets while they are classified as held-for-sale.  At June 30, 2007 and September 30, 2006, Other intangible assets, net, consisted of the following:

		June 30, 2007			September 30, 2006
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	10 years	$28,749	$(13,226)	$15,523	$28,749	$(11,176)	$17,573
Reclassed to held-for-sale		(4,210)	1,192	(3,018)	(4,210)	983	(3,227)
		24,539	(12,034)	12,505	24,539	(10,193)	14,346

Technology & research and development	3-10 years	4,289	(2,429)	1,860	4,289	(1,986)	2,303
Reclassed to held-for-sale		(3,990)	2,257	(1,733)	(3,990)	1,858	(2,132)
		299	(172)	127	299	(128)	171

Trademarks	7-10 years	3,214	(1,584)	1,630	3,214	(1,342)	1,872

Non-compete agreements	2-3 years	615	(584)	31	615	(484)	131
Reclassed to held-for-sale		(560)	529	(31)	(560)	435	(125)
		55	(55)	—	55	(49)	6
Other intangible assets, net		$28,107	$(13,845)	$14,262	$28,107	$(11,712)	$16,395

As shown in the above table, a total of $4.8 million and $5.5 million, respectively, of Other intangible assets, net, was reclassified as held-for-sale as of June 30, 2007 and September 30, 2006.  The remaining $14.3 million and $16.4 million, respectively, of Other intangible assets, net shown on our Consolidated Balance Sheets continues to be held and used by Tier.  During the nine months ended June 30, 2007, amortization expense for other intangible assets totaled $2.8 million.

NOTE 6—(LOSS) EARNINGS PER SHARE

The following table presents the computation of basic and diluted (loss) earnings per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net (loss) income from:
Continuing operations, net of income taxes	$(6,197)	$(1,587)	$(7,844)	$(4,779)
Discontinued operations	478	—	8,077	—
Net (loss) income	$(5,719)	$(1,587)	$233	$(4,779)
Denominator:
Weighted-average common shares outstanding	19,511	19,499	19,505	19,494
Effects of dilutive common stock options	—	—	125	—
Adjusted weighted-average shares	19,511	19,499	19,630	19,494
(Loss) earnings per share—Basic:
From continuing operations	$(0.32)	$(0.08)	$(0.40)	$(0.25)
From discontinued operations	$0.03	$—	$0.41	$—
(Loss) earnings per share—Basic	$(0.29)	$(0.08)	$0.01	$(0.25)
(Loss) earnings per share—Diluted:
From continuing operations	$(0.32)	$(0.08)	$(0.40)	$(0.25)
From discontinued operations	$0.03	$—	$0.41	$—
(Loss) earnings per share—Diluted	$(0.29)	$(0.08)	$0.01	$(0.25)

The following shares attributable to outstanding stock options were excluded from the calculation of diluted (loss) earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Weighted-average options excluded from computation of diluted earnings per share	798	1,807	1,668	2,184
Range of exercise prices per share:
High	$20.70	$20.70	$20.70	$20.70
Low	$6.85	$6.96	$5.91	$6.96

In addition, 273,000 for the three months ended June 30, 2007, and 95,000 and 118,000, respectively, for the three and nine months ended June 30, 2006, of common stock equivalents were excluded from the calculations of diluted (loss) earnings per share, since their effect would have been anti-dilutive.

NOTE 7—SEGMENT INFORMATION

We evaluate the performance of our EPP, GBPO and PSSI operating segments based on revenues and direct costs.  Accordingly, we do not include the cost of shared services in our segment analyses, such as selling and marketing, general and administrative, depreciation and amortization expenses, interest, and income taxes.

Beginning October 1, 2006, we reclassified our Voice and Systems Automation practice area revenues and direct costs from our PSSI segment to our GBPO segment to align complementary product lines with the same operating segment.  Accordingly, the prior period revenues and direct costs for these segments have been reclassified to conform to the current presentation.

The following table presents financial information for the three reportable segments, including the elimination of revenues and costs associated electronic payment processing services that our EPP segment performed for our GBPO segment, which are disclosed in the Eliminations column below:

	Three months ended					Nine months ended
(in thousands)	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total	EPP(1)	GBPO(2)	PSSI(3)	Eliminations	Total
June 30, 2007:
Revenues	$38,380	$11,102	$8,284	$(106)	$57,660	$81,109	$35,718	$24,093	$(269)	$140,651
Direct costs	$30,021	$6,147	$6,184	$(106)	$42,246	$61,539	$23,424	$17,890	$(269)	$102,584

June 30, 2006:
Revenues	$33,912	$12,613	$9,787	$(43)	$56,269	$64,485	$40,564	$28,677	$(101)	$133,625
Direct costs	$26,950	$8,049	$7,077	$(43)	$42,033	$49,487	$31,275	$19,964	$(101)	$100,625
(1) During the three and nine months ended June 30, 2007, the revenues from one customer produced 52.6% and 37.2%, respectively, of the revenues for the EPP segment. During the three and nine months ended June 30, 2006, the revenues from this customer produced 58.5% and 41.7%, respectively, of the revenues for the EPP segment.
(2) The revenues from one customer produced 31.2% and 31.0%, respectively, of the revenues for the GBPO segment during the three and nine months ended June 30, 2007, and produced 35.1% and 32.1%, respectively, of GBPO revenues during the three and nine months ended June 30, 2006.
The revenues from another customer produced 18.5% and 16.9%, respectively, of the GBPO revenues for the three and nine months ended June 30, 2007, while the revenues from this customer produced 15.2% and 14.0%, respectively, of GBPO revenues during the three and nine months ended June 30, 2006. The contract with this customer expired on June 29, 2007.
(3) During the three and nine months ended June 30, 2007, the revenues from one customer produced 33.0% and 27.9%, respectively, of the revenues for the PSSI segment. During the three and nine months ended June 30, 2006, the revenues from this customer produced 27.6% and 24.6%, respectively, of the revenues for the PSSI segment. The revenues from another customer produced 28.1% and 24.8%, respectively, of the PSSI revenues for the three and nine months ended June 30, 2007, while the revenues from this customer produced 19.3% and 16.1%, respectively, of the PSSI revenues during the three and nine months ended June 30, 2006.

Our total assets for each segment are shown in the following table:

(in thousands)	June 30, 2007	September 30, 2006
EPP	$95,523	$85,236
GBPO	24,100	39,795
PSSI	24,766	25,894
Corporate(1)	25,502	18,624
Total	$169,891	$169,549
(1)Represents assets that are not assignable to a specific segment

See Note 12—Held-for-sale assets for a breakdown of assets for each segment that are classified as held-for-sale.

NOTE 8—RESTRUCTURING

During fiscal year 2004, we incurred restructuring liabilities for facilities closure costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia.  We did not incur any restructuring expense during the nine months ended June 30, 2007.

The following table summarizes the restructuring liabilities activity from September 30, 2006 to June 30, 2007:

(in thousands)	Facilities closures
Balance at September 30, 2006	$401
Cash payments	(163)
Balance at June 30, 2007	$238

As shown in the preceding table, we had $0.2 million of restructuring liabilities at June 30, 2007, all of which was included in Other liabilities in the Consolidated Balance Sheet.  We expect to pay $58,000 and $180,000 of these liabilities during fiscal years 2007 and 2008, respectively.

NOTE 9—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At June 30, 2007, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows.  At June 30, 2007 and September 30, 2006, we had legal accruals of $1.0 million and $1.4 million, respectively, based upon estimates of key legal matters.  In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry.  We have cooperated, and continue to cooperate, with the investigation and, therefore, will continue to incur legal costs.

On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006.  Subsequently, the complaint was amended to narrow the purported class period.  The suit alleges that Tier and certain of our former officers issued false and misleading statements from November 2001 to May 2006, but did not specify the damages being sought.  This case is pending in the United States District Court for the Eastern District of Virginia.  We believe we have minimal, if any, exposure associated with this complaint.  See Note 14—Subsequent Events for information on key recent events associated with this case.

BANK LINES OF CREDIT

Throughout the majority of fiscal 2006, the first quarter of fiscal 2007 and the majority of the second quarter of fiscal 2007, we had a credit facility that allowed us to obtain letters of credit up to a total of $15.0 million and also granted the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  This credit facility was scheduled to mature on March 31, 2007.  On March 23, 2007, we elected to reduce the line of credit to $10.0 million and entered into an amendment to the credit facility.  The amendment continues to grant the lender a perfected security interest in cash and collateral in an amount equal to all issued and to be issued letters of credit.  The amended facility is scheduled to mature on September 30, 2007.  As of June 30, 2007, $8.9 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds, insurance and a lease.  See Note 14—Subsequent Events for information about the release of certain of these letters of credit after June 30, 2007.

OTHER LETTERS OF CREDIT

At both June 30, 2007 and September 30, 2006, we also had a $3.0 million letter of credit outstanding that was collateralized by certain securities in our investment portfolio.  This letter of credit was issued to secure a performance bond which was scheduled to expire in October 2007.  We report the investments used to collateralize this letter of credit as Restricted investments on our Consolidated Balance Sheets.  This bond was released in June 2007 as a result of the early termination of the contract it supported.  The letter of credit securing this bond was released in July 2007.  See Note 14—Subsequent Events for information about the release of this letter of credit and the associated collateral thereto after June 30, 2007.

CREDIT RISK

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

GUARANTEES

In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project.  The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $2.8 million.  In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows.  As of June 30, 2007, the remaining liability was $89,000, which is being amortized over the term of the contract.  We believe that the probability is remote that the guarantee provision of this contract will be invoked.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer.  Fees for obtaining the bonds are expensed over the life of each bond and are included in Direct costs on our Consolidated Statements of Operations.  At June 30, 2007, we had $23.9 million of bonds posted with our customers.  There were no claims pending against any of these bonds as of June 30, 2007.

EMPLOYMENT AGREEMENTS

We have employment and change of control agreements with four executives, a former executive and certain other key managers.  If certain termination or change of control events were to occur under these contracts, we could be required to pay up to $4.9 million.  See Note 14—Subsequent Events for information regarding an employment agreement with a fifth executive that was executed August 2007.

In February 2007, we entered into agreements with 31 key employees under which these individuals will be entitled to receive three to twelve months of their base salaries over a one to two year period, after completing defined employment service periods.  During the remainder of fiscal 2007, we expect to recognize a maximum expense of $0.3 million for these agreements.  During fiscal 2008 and 2009, we expect to recognize a maximum expense of $0.9 million and $0.2 million, respectively, for these agreements.  In addition, we have agreements with 37 other individuals under which they may receive compensation of up to $2.6 million if certain change of control events were to occur.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with each of our directors and a number of key executives.  These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation, Bylaws and the General Corporation Law of the State of Delaware, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  We are not able to estimate our maximum exposure under these agreements.

FORWARD LOSSES

Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract.  In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any.  As of June 30, 2007 and September 30, 2006, accruals totaling $0.9 million and $1.0 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets.  Changes in the accrued forward loss are reflected in Direct costs on our Consolidated Statements of Operations.

NOTE 10—RELATED PARTY TRANSACTIONS

NOTES AND ACCRUED INTEREST RECEIVABLE

At June 30, 2007 and September 30, 2006, we had $106,000 and $4.3 million, respectively, of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer.  During the nine months ended June 30, 2007, the former Chairman paid $4.3 million in principal and interest on notes that matured during that period.  Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of Tier’s common stock.  The two remaining notes mature in July 2007 and bear interest rates of 6.99%.  See Note 14—Subsequent Events for information about the subsequent repayment of the principal and interest on these two remaining notes in July 2007.

These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets.  Interest earned on these notes is included in Common stock and paid-in capital in the shareholders’ equity section of our Consolidated Balance Sheets.

OTHER RELATED-PARTY TRANSACTIONS

CPAS

Throughout the majority of the third quarter of fiscal 2007, we owned a 46.96% interest in CPAS, a Canadian-based supplier of pension administration software systems.  We accounted for this investment using the equity method.  We sold our interest back to CPAS on June 29, 2007 for $4.8 million (USD), which resulted in an $80,000 gain on the disposition of our equity interest in CPAS and the realization of a $0.2 million gain on foreign currency translation.

During the nine months ended June 30, 2007, we recognized $137,000 in revenue related to a pension project in which we are a subcontractor to CPAS.  In addition, CPAS is a subcontractor on a pension project for which we are the prime contractor.

Nuance Communications, Inc.

During the nine months ended June 30, 2007, we purchased $116,000 of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with a member of our Board of Directors.

ITC Deltacom, Inc.

During the nine months ended June 30, 2007, we purchased $118,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors with discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At June 30, 2007, there were 2,306,022 shares of common stock reserved for future issuance under the Plan.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  For the three and nine months ended June 30, 2007, we recognized $0.3 million and $1.5 million, respectively, in stock-based compensation expense, compared with $0.4 million and $1.1 million, respectively, for the same periods last year.

The following table shows the weighted-average assumptions we used to calculate the fair value of share-based options, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended June 30,		Nine months ended June 30,
	2007(1)	2006	2007	2006
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	—	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	—	4.88%	4.66%	4.71%
Volatility	—	46.99%	47.54%	47.64%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$—	$4.11	$3.53	$4.07
Weighted-average intrinsic value of options exercised (in thousands)	$19	$—	$71	$7
(1) No options were granted during the three months ended June 30, 2007.

We based expected volatilities on both the implied and historical volatility of our stock.  In addition, we used historical data to estimate employee forfeitures within the valuation model.

Stock option activity for the nine months ended June 30, 2007 is as follows:

		Weighted-average
	Shares under option (000)	Exercise price per share	Remaining contractual term	Aggregate intrinsic value ($000)
Options outstanding at October 1, 2006	2,237	$8.45
Granted	240	7.48
Exercised	(18)	4.81
Forfeitures or expirations	(307)	7.60
Options outstanding at June 30, 2007	2,152	$8.49	7.36	$5,141
Options exercisable at June 30, 2007	1,294	$9.37	6.56	$2,638

As of June 30, 2007, we expect that $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options will be recognized over a weighted-average period of approximately 3.5 years.

NOTE 12—HELD-FOR-SALE ASSETS

In April 2007, we began to seek buyers for certain portions of our business, including the majority of our PSSI and GBPO segments.  The associated assets and liabilities of these businesses have been classified as held-for-sale in accordance with Statement of Financial Accounting Standard No. 144—Accounting for the Impairment of Long-Lived Assets, or SFAS 144.  The following table shows the carrying value of the assets and liabilities in the disposal group at June 30, 2007 and September 30, 2006.

	June 30, 2007			September 30, 2006
(In thousands)	GBPO	PSSI	Total	GBPO	PSSI	Total
Assets:
Current assets	$5,840	$7,771	$13,611	$8,521	$5,104	$13,625
Property, equipment and software, net	5,194	5,747	10,941	5,863	3,821	9,684
Intangible assets, net	4,782	—	4,782	5,484	—	5,484
Other assets	20	314	334	23	959	982
Total assets	$15,836	$13,832	$29,668	$19,891	$9,884	$29,775
Liabilities:
Current liabilities	$6,065	$7,824	$13,889	$5,211	$6,254	$11,465
Other liabilities	359	24	383	513	76	589
Total liabilities	$6,424	$7,848	$14,272	$5,724	$6,330	$12,054
Net assets and liabilities of disposal group	$9,412	$5,984	$15,396	$14,167	$3,554	$17,721

We performed an impairment analysis as of June 30, 2007 of our held-for-sale assets in compliance with SFAS 144 and SFAS 142.  We determined that the carrying value of one of our operating units exceeded its determined fair value.  We recorded an impairment expense of $8.6 million in the current period for the impairment of the assets, of which $8.0 million relates to the goodwill impairment under SFAS 142 and $0.6 million relates to the long-lived asset impairment under SFAS 144.

NOTE 13—DISCONTINUED OPERATIONS

In fiscal 2002, we disposed of most of our Australian operations and in fiscal 2003 we requested and received $6.5 million of federal income tax refunds associated with this disposal.  Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service.  Since October 2003, we increased our reserve by $1.1 million to recognize the potential interest and penalties we could have incurred if the Internal Revenue Service made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as Income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets.

In May 2007 we were notified by the Australian government that our operations in Australia, which were primarily disposed of in fiscal 2002, were able to be fully liquidated.  During the quarter ended June 30, 2007, we recorded net income of $0.5 million associated with the reversal of certain accruals that had been recorded in anticipation of costs, which did not actualize, associated with the final close-out of the Australian operations.

NOTE 14—SUBSEQUENT EVENTS

NOTES AND ACCRUED INTEREST RECEIVABLE

On July 24, 2007, we received $107,000 as final payment from a former Chairman and Chief Executive Officer for two notes and the associated accrued interest that matured during July 2007.

BANK LINES OF CREDIT

In July 2007, $2.9 million of letters of credit were released under our current credit facility in connection with the release of several performance bonds that were fully collateralized by these letters of credit.

OTHER LETTERS OF CREDIT

In July 2007, a $3.0 million letter of credit that was collateralized by certain securities in our investment portfolio was released.  This letter of credit had been issued to secure a performance bond for a contract that expired in June 2007.

PURPORTED CLASS ACTION LAWSUIT

On July 24, 2007, the United States District Court for the Eastern District of Virgnia entered an order denying the plaintiff's motion for class certification for the purported class action lawsuit described in Note 9—Contingencies and Commitments.  The time to appeal the Court's order has expired without an appeal.  We believe that we have minimal, if any, exposure associated with this complaint.

STOCKHOLDER RIGHTS PLAN

On July 12, 2007, we amended our Stockholder Rights Plan, or the Rights Plan.  The amendment increased the beneficial ownership threshold for an acquiring person from 10% to 15%.  The adoption of the Rights Plan was approved by our Board of Directors on January 10, 2006.  On that date, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record on the close of business on January 23, 2006.  Upon the occurrence of certain events, each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $50.00 in cash, subject to adjustment.  The rights are intended to protect our stockholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers.

EMPLOYMENT AGREEMENT

On August 9, 2007, we entered into an employment agreement with Kevin Connell, Senior Vice President Sales and Marketing.  Under the terms of this two-year agreement, Mr. Connell will be entitled to an initial base salary of $250,000 per annum and to participate in any Company incentive compensation plans, programs and/or arrangements applicable to senior-level executives up to 75% of his base pay, assuming satisfaction of applicable performance goals.  In addition, Mr. Connell is entitled to participate in any equity-based plans and any executive fringe benefit plans, programs or arrangements applicable to senior-level executives.  In the event that Mr. Connell’s employment is terminated as a result of death, certain instances of disability, resignation for prescribed events of “Good Reason,” or without cause Mr. Connell will be entitled to, among other things one year’s base salary, plus twelve months of COBRA health continuation benefits.  If Mr. Connell were to be terminated by the company within one year after a change in control or if Mr. Connell resigns for prescribed events of “Good Reason” within one year of a change of control, he is entitled to receive two times his base salary, plus the average annual bonus and sales commission paid to him during the past three years, plus 18 months of health insurance coverage.  In the event of a defined change of control and loss of employment, all options that would have vested within 18 months of the date of his termination will immediately vest.

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

OVERVIEW

We provide transaction processing services and software and systems integration services primarily to federal, state and local governments, as well as public sector clients.  We target industry sectors where we believe that demand for our services is less discretionary and is likely to provide us with recurring revenue streams through long-term contracts.  The forces driving the need for our services tend to involve federal- or state-mandated services, requiring collections and disbursements of funds, as well as a fundamental shift in consumer transaction preferences toward electronic payment methods instead of cash or paper checks.  Since the markets we serve are highly competitive, changes in our competitors' strategies or service offerings could have a significant impact on our profitability, unless we quickly and effectively adapt our business model to meet the changes in the marketplace.

We have derived, and expect to continue to derive, a significant portion of our revenues from a small number of large clients or their constituents.  For example, during the nine months ended June 30, 2007 and 2006, contracts with our three largest clients and their constituents generated 35.4% and 37.0%, respectively, of our total revenues.  During the nine months ended June 30, 2007 and 2006, approximately 21.5% and 20.1%, respectively, of our total revenues resulted from a contract with one customer.  Substantially all of our contracts are terminable by the client following limited notice and without significant penalty to the client.  As a result, unsatisfactory performance or unanticipated difficulties in completing projects may result in client dissatisfaction, contractual or adjudicated monetary penalties or contract terminations—all of which could have a material adverse effect upon our business, financial condition and results of operations.

Our clients outsource portions of their business processes to us and rely on us for our industry-specific information technology expertise and solutions.  Nearly 77% of our revenues are generated by our transaction-based services including:  1) electronic payment processing services for federal, state and local government clients, which allow our clients to offer their constituents the ability to use credit cards, debit cards or electronic checks to pay taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients; and 2) child support payment processing and related services for state government clients.  While many of these transactions occur on a monthly basis, there are seasonal and annual fluctuations in the volume of some transactions that we process, such as tax payments.  For example, each year the IRS rotates the order in which it lists the names of the two companies that provide payment processing services; because new consumers often opt to use the first listed payment processing provider more frequently than the second listed payment processing provider, the year in which we are listed second can result in reduced transaction volume.  We recognize revenues for transaction-based services at the time the services are performed.

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

RECENT EVENTS

During the quarter ended December 31, 2006, we commenced an initiative to evaluate our strategic direction and to identify how to best deploy our financial and management resources in order to better maximize shareholder value.  Because we have limited financial and management resources to fully optimize all of our business units, we intend to focus on our core competency in electronic payment processing and primarily explore growth opportunities within our Electronic Payment Processing, or EPP, segment and other synergistic electronic payment processing businesses.  As a result of this refocusing, we intend to redeploy assets from other business units that are not compatible with this direction.  In April 2007, we began to seek buyers for certain portions of our business, including the majority of our Packaged Software and Systems Integration, or PSSI, segment and Government Business Process Outsourcing, or GBPO, segment.  For all reported periods, the revenues and expenses for these operations continue to be reported as continuing operations on our Consolidated Statements of Operations.  However, we are reporting the associated assets and liabilities as held-for-sale on our Consolidated Balance Sheets for all reported periods.  See Note 12—Held-for-Sale Assets to our Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

During the three and nine months ended June 30, 2007, we reported a net loss from continuing operations of $6.2 million and $7.8 million, respectively, which represents decreases of $4.6 million and $3.1 million, respectively, from the same periods last year.  For both periods, these losses were driven primarily by an $8.6 million impairment charge recorded in June 2007 to reflect a decrease in the fair value of one of the business units in our GBPO segment.  These losses were partially offset in both periods by the absence of $1.2 million of depreciation and amortization on held-for-sale assets.  In addition, during the three and nine months ended June 30, 2007, we also benefited from the absence of $3.0 million and $3.5 million, respectively, of one-time legal and accounting costs associated with an earlier restatement and investigation conducted by the Audit Committee of the Board of Directors.

In addition, during the three and nine months ended June 30, 2007, we recorded net income of $0.5 million and $8.1 million, associated with the final liquidation of our Australia operations and the reversal of a federal tax reserve and associated interest and penalty accruals.  As shown in the following table, we reported a $5.7 million net loss for the three months ended June 30, 2007 and net income of $0.2 million for the nine months ended June 30, 2007.

	Three months ended June 30,		Variance		Nine months ended June 30,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%	2007	2006	$ Amount	%
Revenues	$57,660	$56,269	$1,391	2%	$140,651	$133,625	$7,026	5%
Costs and expenses	64,492	58,710	5,782	10%	151,533	141,048	10,485	7%
(Loss) gain before other income, income taxes	(6,832)	(2,441)	(4,391)	*	(10,882)	(7,423)	(3,459)	(47)%
Other income	628	894	(266)	(30)%	3,098	2,689	409	15%
(Loss) gain before income taxes	(6,204)	(1,547)	(4,657)	*	(7,784)	(4,734)	(3,050)	(64)%
(Benefit) provision for income taxes	(7)	40	(47)	*	60	45	15	33%
Net (loss) income from continuing operations	(6,197)	(1,587)	(4,610)	*	(7,844)	(4,779)	(3,065)	(64)%
Net income from discontinued operations	478	—	478	*	8,077	—	8,077	*
Net (loss) income	$(5,719)	$(1,587)	$(4,132)	*	$233	$(4,779)	$5,012	*
*Not meaningful

Revenues

During the three months ended June 30, 2007, our revenues were $57.7 million, which represents a $1.4 million, or 2%, increase over the same quarter last year.   The following table presents the revenues for each of our reportable segments for the three and nine months ended June 30, 2007 and 2006:

	Three months ended June 30,		Variance		Nine months ended June 30,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%	2007	2006	$ Amount	%
Revenue, by segment:
EPP	$38,380	$33,912	$4,468	13%	$81,109	$64,485	$16,624	26%
GBPO	11,102	12,613	(1,511)	(12)%	35,718	40,564	(4,846)	(12)%
PSSI	8,284	9,787	(1,503)	(15)%	24,093	28,677	(4,584)	(16)%
Eliminations(1)	(106)	(43)	(63)	*	(269)	(101)	(168)	*
Total revenues	$57,660	$56,269	$1,391	2%	$140,651	$133,625	$7,026	5%
(1)Represents elimination entry for revenues earned by our EPP segment for electronic payment processing services it provides to our GBPO segment. *Not meaningful

Electronic Payment Processing Segment Revenues—Our EPP segment provides electronic payment processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  The revenues reported by our EPP segment reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.  We continue to benefit from increasing consumer preferences toward paying governmental obligations using electronic payment services.  This increasing consumer demand resulted in an increase in both the number of agencies that use our electronic payment processing alternatives and the volume of transactions processed through our pre-existing contracts during the fiscal periods reported herein.

During the three and nine months ended June 30, 2007, our EPP revenues grew to $38.4 million and $81.1 million, respectively.  This represents a $4.5 million, or 13%, increase for the three months ended June 30, 2007 and a $16.6 million, or 26%, increase for the nine months ended June 30, 2007 over the same periods last year.  The majority of these increases are attributable to a rise in revenue that we earned from processing property taxes, while increases in revenues we earned from processing federal and state income taxes and educational institutions further contributed to the rise in revenues.

We anticipate continued revenue increases in the EPP segment for the foreseeable future, as more clients move toward electronic payment processing options.

Government Business Process Outsourcing Segment Revenues—Our GBPO segment provides governmental clients with child support payment processing, child support financial institution data match services, health and human services consulting and other related systems integration services, including call center interactive voice response systems and support services.  Because of the importance that these clients place on receiving consistent and reliable service, the contracts with our GBPO customers are typically three to five years in duration and we may receive contract extensions or renewals based on our clients’ past experience with our company.

During the three months ended June 30, 2007, our GBPO segment generated $11.1 million of revenues, a $1.5 million, or 12%, decrease from the same quarter last year.  Contributing to this decrease was the absence of $1.1 million of revenue from a health and human services contract that expired earlier in fiscal 2007.  In addition, revenues in the three months ended June 30, 2007 declined $1.0 million from the same period last year because of the introduction of lower-cost, state-mandated electronic payment processing alternatives at another payment processing center.  These decreases were partially offset by a $0.7 million increase in revenues earned from a contract for a call center that we began to operate during the fourth quarter of fiscal 2006.

During the nine months ended June 30, 2007, our GBPO segment generated $35.7 million of revenues, a $4.8 million, or 12%, decrease from the same period last year.  Approximately $3.2 million of this decrease is attributable to the expiration of two payment processing center contracts in fiscal 2006 and early in fiscal 2007 and $1.4 million of the decrease is attributable to the expiration of the previously described health and human services contract.  Approximately $2.0 million of the decline was attributable to the previously described introduction of electronic payment processing alternatives at a payment processing center.  In addition, the completion and pending completion of a number of smaller projects in our GBPO segment resulted in a $0.8 million revenue reduction during the nine months ended June 30, 2007, compared with the same period last year.  These decreases were partially offset by a $2.2 million increase in revenue earned from the previously described call center contract and a $0.4 million increase in revenue generated by a contract for a payment processing center that expired on June 29, 2007.  While the revenues from the payment processing center contract that expired in June 2007 produced higher revenues during the first nine months of fiscal 2007, we anticipate that the absence of revenues from this contract will result in a decline in revenues of approximately $2.0 million per quarter during the remainder of fiscal 2007 and the first three quarters of fiscal 2008.

Packaged Software and Systems Integration Segment Revenues—Our PSSI segment provides software and systems implementation services through practice areas in financial management systems, public pension administration systems, unemployment insurance administration systems, electronic government services, and systems integration services.  Since the services provided by our PSSI segment are generally project-oriented, the contracts with our clients typically have a one to three year contract term and may have subsequent maintenance and support phases.  The revenues reported by our PSSI segment in any given period reflect the size and volume of active contracts, as well as our current phase in the project life cycle of individual contracts.

During the three months ended June 30, 2007, our PSSI segment generated $8.3 million of revenue, which represents a $1.5 million, or 15%, decrease from the same quarter last year.  During the nine months ended June 30, 2007, our PSSI segment generated $24.1 million of revenue, which represents a $4.6 million, or 16%, decrease from the same period last year.  These decreases occurred primarily because the revenues earned during the three and nine months ended June 30, 2007 on new and ongoing contracts were less than those earned under contracts that have been completed or are nearing completion.

Direct costs

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; independent contractor/subcontractor costs; travel-related expenditures; credit card interchange fees and assessments; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table summarizes changes in direct costs by segment.

	Three months ended June 30,		Variance		Nine months ended June 30,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%	2007	2006	$ Amount	%
Direct cost, by segment:
EPP	$30,021	$26,950	$3,071	11%	$61,539	$49,487	$12,052	24%
GBPO	6,147	8,049	(1,902)	(24)%	23,424	31,275	(7,851)	(25)%
PSSI	6,184	7,077	(893)	(13)%	17,890	19,964	(2,074)	(10)%
Eliminations(1)	(106)	(43)	(63)	*	(269)	(101)	(168)	*
Total direct costs	$42,246	$42,033	$213	1%	$102,584	$100,625	$1,959	2%
(1)Represents elimination entry for revenues earned by our EPP segment for electronic payment processing services it provides to our GBPO segment.

The following sections describe the key drivers that are causing the changes in direct costs for each of our segments.

EPP Segment Direct Costs—During the three months ended June 30, 2007, direct costs incurred by our EPP segment rose to $30.0 million, a $3.1 million or 11% increase over the same period last year.  This increase primarily reflects a $3.1 million increase in interchange fees that resulted from increases in the number of transactions and total dollars processed by our EPP segment.

During the nine months ended June 30, 2007, direct costs for our EPP segment rose to $61.5 million, which represents a $12.1 million, or 24%, increase over the same period last year.  This increase is attributable to an $11.7 million increse in interchange fees and a $0.4 million increase in other project related expenses that resulted from increases in the number of transactions and total dollars processed by our EPP segment.

GBPO Segment Direct Costs—During the quarter ended June 30, 2007, direct costs incurred by our GBPO segment declined to $6.1 million, which represents a $1.9 million, or 24%, decrease from the same period last year.  In part, this decrease is attributable to the absence of $0.9 million of expenses from a health and human services contract that expired during the second quarter of fiscal 2007.  In addition, during the three months ended June 30, 2007, we did not record depreciation or amortization on GBPO assets that are categorized as held-for-sale; therefore, approximately $0.9 million of depreciation and amortization that was recorded during the three months ended June 30, 2006 was absent from the three months ended June 30, 2007.  In addition, the introduction of electronic payment processing alternatives in one payment processing center resulted in a $0.6 million reduction in postage and printing expenses, partially offset by a $0.2 million increase in interchange expense.  These decreases were partially offset by a $0.3 million net increase in direct costs incurred by our Voice and System Automation unit.

During the nine months ended June 30, 2007, direct costs incurred by our GBPO segment declined to $23.4 million, which represents a $7.9 million, or 25%, decrease from a year ago.  Approximately $3.6 million of this decrease is attributable to the previously described expiration of a health and human services contract and two payment center contracts.  In addition, the introduction of electronic payment processing alternatives in one payment processing center resulted in a $1.3 million reduction in postage and printing expenses, partially offset by a $0.7 million increase in interchange fees.  Our direct costs were also lower during the nine months ended June 30, 2007 because of the absences of:  $1.4 million of one-time reconciliation expenses incurred during fiscal 2006; $1.5 million of forward losses accrued on a GBPO project; and $0.8 million of depreciation and amortization on held-for sale assets.

PSSI Segment Direct Costs—During the quarter ended June 30, 2007, direct costs incurred by our PSSI segment declined to $6.2 million, which represents a $0.9 million, or 13%, decrease from the same quarter in fiscal 2006.  The direct costs incurred by our Unemployment Insurance unit decreased by $0.5 million and the direct costs incurred by our State Systems Integration unit decreased by $0.3 million primarily because of the completion of a number of large contracts.  In addition, the receipt of a $0.2 million rebate from one of our vendors for the purchase of software also contributed to the quarter-over-quarter decrease in PSSI’s direct costs.

During the nine months ended June 30, 2007, direct costs incurred by our PSSI segment declined to $17.9 million, which represents a $2.1 million or 10% decrease from the same period last year. Decreases within our State Systems Integration unit of $1.2 million, our Financial Management Systems unit of $1.0 million, our Pension unit of $0.5 million, and our E-Gov unit of $0.3 million are attributable primarily to the completion or near completion of several large projects.  In addition, the previously described rebate from one of our software vendors reduced direct costs in the current period by $0.2 million.  These decreases were partially offset primarily by $1.1 million of direct costs associated with a new Information Verification and Validation unit project.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, investor relations, compliance and legal functions and information systems.

General and administrative expenses for the three months ended June 30, 2007 decreased $2.8 million or 24% from the same period last year.  This decrease is primarily attributable to the absence of $3.0 million of one-time legal and accounting expenses that we incurred during fiscal 2006 relating to the previous restatement of our financial statements and investigation by the Audit Committee of the Board of Directors, the absence of $0.8 million of severance-related costs primarily associated with the departure of a former executive and a $0.6 million decrease in other legal expenses.  These decreases are partially offset by a $0.7 million increase in labor and labor-related expenses following the initiation of a 401(k) matching program in January 2007; a $0.5 million increase in bonus expense associated with retention bonus plans implemented in February 2007; and a $0.5 million increase in consultant services attributable to our strategic growth initiatives.

General and administrative expenses for the nine months ended June 30, 2007 decreased $22,000 over the same period last year.  This decrease is primarily attributable to the absence of $3.5 million of one-time legal and accounting expenses that we incurred during fiscal 2006 relating to the previous restatement of our financial statements and investigation by the Audit Committee of the Board of Directors, the absence of $0.6 million of severance related costs primarily associated with the departure of a former executive, a $0.8 million decrease in bad debt expense resulting from successful collection efforts; and a $0.7 million decrease in other miscellaneous legal expenses.  These decreases are offset primarily by: a $2.1 million increase in labor and labor related expenses due to increased research and development labor and the adoption of a 401(k) match program in January 2007; a $1.4 million increase in costs associated with a contract settlement in our PSSI segment; a $1.2 million increase in bonus expense associated with retention bonus plans implemented in February 2007; a $0.6 million increase in consultant services attributable to our strategic growth initiatives; and a $0.3 million increase in stock-based compensation expense associated with immediate vesting of options awarded to our Board of Directors in February and March 2007.

During the remainder of fiscal 2007, we expect to see a year-over-year reduction in general and administration costs because of the absence of one-time legal and accounting expenses that we incurred during fiscal 2006 attributable to the restatement of our historical financial statements and an investigation conducted by the Audit Committee of the Board of Directors.  In February 2007, we entered into retention agreements with a number of key employees under which these individuals will be entitled to receive three to twelve months of their base salaries over a one to two year period, after completing defined employment service periods.  During the remainder of fiscal 2007, we expect to recognize a maximum expense of $0.3 million for these agreements.  In addition, we expect to recognize a maximum expense of $0.9 million during fiscal 2008, and $0.2 million during fiscal 2009 for these agreements.

Selling and Marketing Expense

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.

Selling and marketing expenses increased 3% and 2%, respectively, to $3.7 million and $9.2 million, respectively, for the three and nine months ended June 30, 2007.  This increase is primarily attributable to an increase in advertising expense incurred by our EPP segment during the current period.  We expect selling and marketing expenses to decline during the remainder of fiscal 2007, as a result of our decision not to pursue new contracts in certain practice areas in our GBPO and PSSI segments.

Depreciation and Amortization Expense

Depreciation and amortization consists primarily of expenses associated with depreciation of equipment, software and leasehold improvements and amortization of intangible assets resulting from acquisitions and other intellectual property not directly attributable to client projects.  Project-related depreciation and amortization is included in direct costs.

During the three and nine months ended June 30, 2007, depreciation and amortization expenses decreased by $0.3 million and $0.3 million, respectively, or 26% and 7%, respectively, from the same periods last year.  These decreases are primarily attributable to the classification of assets held-for sale beginning in April 2007.  Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets requires assets in a held-for-sale status cease being depreciated or amortized while held for sale.

Impairment of Assets Held-for-Sale

In April 2007, we began to seek buyers for certain portions of our business, including the majority of our PSSI and GBPO segments.  In accordance with Statement of Financial Standard No. 144—Accounting for the Impairment of Disposal or Long-Lived Assets (SFAS 144), we classified all associated assets and liabilities as held-for-sale on our Consolidated Balance Sheets at the lower of carrying value or fair value less cost to sell.  Based upon the requisite fair value analyses under SFAS 144 and Statement of Financial Accounting Standard No. 142—Goodwill and Other Intangible Assets, we recognized a $8.6 million impairment loss on the carrying value of one of our businesses in our GBPO segment, of which $8.0 million represented a write off of goodwill for this business unit.  The remaining $0.6 million is included in Current assets—held-for-sale on our Consolidated Balance Sheets.

Other Income

Equity in net income of unconsolidated affiliate—During the three months ended June 30, 2007 and 2006, we reported a net loss of $0.5 million and net income of $35,000, respectively.  During the nine months ended June 30, 2007 and 2006, we reported net income of $0.5 million and $0.6 million, respectively, representing our 46.96% share in the net income and losses incurred by our investment in CPAS.  During the three months ended June 30, 2007, CPAS recorded a management incentive payout associated with its fiscal year end results, which contributed to the $0.5 million decrease over the same period last year.  The $0.1 million year-to-date decrease in CPAS’ performance resulted primarily from the recognition of our portion of the management incentive payout mentioned above offset by CPAS’ successful contracting efforts primarily during the first quarter of fiscal 2007.

On June 29, 2007 we sold our 46.96% equity interest in CPAS back to CPAS.  As a result of that transaction, we realized a $239,000 foreign currency gain, plus an $80,000 gain on the sale of this equity investment.

Interest income, net—Our interest income during the three and nine months ended June 30, 2007 was relatively unchanged because both interest rates and the daily balance of our investment portfolio have remained relatively constant during all reported periods.

Provision for income taxes—During the nine months ended June 30, 2007 and 2006, we recorded income tax expense of $60,000 and $45,000, respectively.  For both periods, this expense reflected expected minimum state tax payments.  We applied carryforward losses from earlier periods in the calculation of income taxes, which resulted in our tax expense in both periods being limited to expected state tax obligations.  In addition, in accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, we have continued to maintain a valuation allowance for the full amount of our deferred tax assets because of cumulative net losses incurred in recent years.

Discontinued Operations

Income from discontinued operations—In fiscal 2002, we disposed of most of our Australian operations and in fiscal 2003 requested and received $6.5 million of federal income tax refunds associated with this disposal.  Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service.  Since October 2003, we increased our reserve by $1.1 million to recognize the potential interest and penalties we could have incurred if the Internal Revenue Service made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and approved the $6.5 million refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for refunds and the $1.1 million reserved for potential interest and penalties.  This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as Income from discontinued operations, net in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets.

In May 2007 we were notified by the Australian government that our operations in Australia, which were primarily disposed of in fiscal 2002, were able to be fully liquidated.  For the three and nine months ended June 30, 2007, we recorded $0.5 million of net income associated with the reversal of certain accruals that had been recorded in anticipation of costs, which did not actualize, associated with the final close-out of the Australian operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital and to support our growth, including potential future acquisitions.  Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $10.0 million of letters of credit.  Furthermore, the agreement grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At June 30, 2007, we had $8.9 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, insurance and a lease.  During July 2007, $2.9 million of letters of credit were released that were used to secure performance bonds for several projects.

In addition to the letters of credit issued under the credit facility mentioned above, at June 30, 2007, we had a $3.0 million letter of credit outstanding, which was collateralized by certain securities in our investment portfolio.  This letter of credit was issued to secure a performance bond.

Net Cash from Continuing Operations—Operating Activities—During the nine months ended June 30, 2007, our operating activities provided $14.1 million of cash, including $7.8 million of net loss from continuing operations and $15.9 million of non-cash items.  During the nine months ended June 30, 2007, $2.9 million of cash was generated by a decrease in prepaid expenses and other assets, $2.6 million of cash was generated by an increase in accounts payable and accrued liabilities, primarily attributable to an increase in accrued compensation expenses, $0.3 million of cash was generated by an increase in estimated income tax liabilities and $0.2 million of cash was generated by an increase in deferred revenue.

During the nine months ended June 30, 2006, our operating activities provided $6.7 million of cash, including $4.8 million from net loss from continuing operations and $10.0 million of non-cash items.  During the nine months ended June 30, 2006, $4.8 million of cash was also generated by a decrease in the balance of accounts receivable, due to successful collection efforts, and $2.0 million of cash was generated by an increase in accounts payable and other accrued liabilities.  These increases were partially offset by our use of $2.3 million of cash to support prepaid expenses and other assets and a $2.8 million decrease of cash in deferred revenues.

Net Cash from Continuing Operations—Investing Activities.  During the nine months ended June 30, 2007, our operations used $3.5 million of cash for investing activities.  The purchase of equipment and software and funding of internally developed software used $3.9 million of cash.  In addition, $19.3 million of cash was used to purchase restricted investments and $6.1 million of cash was used to purchase marketable securities during the nine months ended June 30, 2007.  Another $0.2 million of cash was used for other investing activities.  This use of funds was partially offset by $13.4 million of cash generated from the sale and maturities of restricted investments and $3.6 million of cash generated from the sale and maturities of marketable securities.  In addition, $4.3 million of cash was generated from the repayment of notes and accrued interest from a related party and $4.8 million of cash was generated from the sale of our unconsolidated affiliate, CPAS.

During the nine months ended June 30, 2006, our investing activities used $13.0 million of cash, of which $46.0 million of cash was used to purchase marketable securities and $37.2 million of cash was generated by sales and maturities of marketable securities.  During the nine months ended June 30, 2006, $3.4 million of cash was generated when restricted securities matured, while $3.9 million of cash was used to purchase restricted investments.  In addition, $3.7 million of cash was used to purchase equipment and software during the nine months ended June 30, 2006.

Net Cash from Continuing Operations—Financing Activities—During the nine months ended June 30, 2007, $92,000 of cash was provided by our financing activities.  The increase represents $89,000 of cash from issuance of our common stock and $3,000 of cash provided by a new capital lease agreement.

During the nine months ended June 30, 2006, $11,000 of cash was used in our financing activities.  The decrease represents $80,000 of cash used in capital lease obligations offset by $69,000 of cash from issuance of our common stock.

Net Cash from Discontinued Operations—During the nine months ended June 30, 2007, we reversed a $7.6 million federal income tax reserve, which had initially been recorded in October 2003, pending an IRS review of a refund we received associated with the disposal of our former Australian operations.  This reversal represents a non-cash adjustment that was reported in income from discontinued operations.  In addition, we recorded a $0.5 million non-cash adjustment that was reported in income from discontinued operations associated with the liquidation of our Australian operations.

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

CONTRACTUAL OBLIGATIONS

Since September 30, 2006, there has been no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The preparation of our results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon our financial results.  We believe that of our accounting policies, the following require estimates and assumptions that require complex subjective judgments by management, which can materially impact reported results:  estimates of project costs and percentage of completion; estimates of effective tax rates, deferred taxes and associated valuation allowances; valuation of goodwill and intangibles; estimated share-based compensation; and valuation of assets and liabilities classified as held-for-sale.  Actual results could differ materially from management’s estimates.

For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, we believe the following critical accounting policy affects our more significant judgments and estimates used in preparing our Consolidated Financial Statements.

Held-For-Sale Assets and Liabilities.  Held-for-sale assets and liabilities are presented on our Consolidated Balance Sheet at the lower of their carrying value or fair value less costs to sell, once the criteria for held-for-sale status has been met.  In accordance with Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144, assets are not depreciated or amortized while they are classified as held-for-sale.  At that time the asset group is classified as held-for-sale, we also evaluate goodwill for impairment at the segment level whenever the businesses classified as held-for-sale have been fully integrated into the segment and the benefits of the acquired goodwill benefit the rest of the reporting unit.  Otherwise, the carrying value of the acquired goodwill is included in the carrying amount of the business to be disposed of in accordance with Statement of Accounting Standards No. 142—Goodwill and Other Intangibles.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government and non-government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at June 30, 2007, the fair value of the portfolio would decline by about $21,000.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006.  Subsequently, the complaint was amended to narrow the purported class period.  The suit alleges that Tier and certain of our former officers issued false and misleading statements from November 2001 to May 2006, but did not specify the damages being sought.  This case is pending in the United States District Court for the Eastern District of Virginia.  On July 24, 2007, the Court entered an order denying plaintiff's motion for class certification.  The time within which to appeal the court's order has expired without an appeal.  We believe we have minimal, if any, exposure associated with this complaint.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a degree of risk.  You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could fall.

An updated description of the risk factors associated with our business is set forth below.  These risk factors have been updated from those included in our Annual Report on Form 10-K to, among other things, delete the risk factor regarding regaining listing status on NASDAQ and add a risk factor regarding divestiture of certain assets and liabilities.

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

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	economic conditions in the marketplace;

•	our customers’ budgets and demand for our services;

•	seasonality of business;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	variability of software license revenues; and

•	integration and costs of acquisitions.

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

We may not be successful in divesting certain assets and liabilities and our anticipated divestiture could disrupt our operations.  We may not be able to obtain offers for the fair value of the portions of PSSI and GBPO assets and liabilities that we are marketing.  In that event, we may be required to recognize an impairment loss or to withdraw our planned divestiture.  Furthermore, our announced divestiture plan could result in a turnover of employees or could have an adverse impact on our ability to attract and retain customers, which, in turn, could have an adverse impact on the revenues generated by these businesses.  In addition, if our estimates of the fair value of these businesses are not accurate, we may incur additional impairment losses or other losses on the sale of these businesses.

We rely on small numbers of projects, customers and target markets for significant portions of our revenues and our cash flow may decline significantly if we are unable to retain or replace these projects or clients. We depend on a small number of clients to generate a significant portion of our revenues.  The completion or cancellation of a large project or a significant reduction in project scope could significantly reduce our revenues and cash flows.  Many of our contracts allow our clients to terminate the contract for convenience upon notice and without penalty.  If any of our large clients or prime contractors terminates its relationship with us, we will lose a significant portion of our revenues and cash flows.  Because of our specific market focus, adverse economic conditions affecting government agencies in these markets could also result in a reduction in our revenues and cash flows.  During the nine months ended June 30, 2007, our ten largest clients represented approximately 54.2% of our total revenues, including one contract that generated over 21.5% of our total revenues.  Our operating results and cash flows could decline significantly if we cannot keep these clients, or replace them if lost.

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

Our ability to grow depends largely on our ability to attract, integrate and retain qualified personnel.  The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.The market for skilled workers in our industry is extremely competitive.  In particular, qualified project managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.

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

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006.  Subsequently, the complaint was amended to narrow the purported class period.  The suit alleges that Tier and certain of our former officers issued false and misleading statements from November 2001 to May 2006, but did not specify the damages being sought.  This case is pending in the United States District Court for the Eastern District of Virginia.  We believe that we have minimal, if any, exposure associated with this complaint.

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

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business.  One of our strategies is to pursue growth through acquisitions.  We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions at favorable terms.  If we do identify an appropriate acquisition candidate, we may be unsuccessful in negotiating the terms of the acquisition, financing the acquisition or, if the acquisition occurs, integrating the acquired business into our existing business.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership.  We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.  Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.

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

ITEM 5.  OTHER INFORMATION

Executive Compensation

At its June 12, 2007 meeting, the Compensation Committee of our Board of Directors set certain compensation and benefits for Ronald L. Rossetti, President and Chief Executive Officer in conjunction with the expiration of Mr. Rossetti’s employment agreement on May 25, 2007.  This action was taken as an interim step in anticipation of a formal agreement that is currently being negotiated.  The Compensation Committee set Mr. Rossetti’s salary at $400,000 per year, effective May 26, 2007.  In addition, Mr. Rossetti became eligible to participate in fringe benefit programs that are available to our employees.

Assets Held-For-Sale

In April 2007, we began to seek buyers for certain portions of our business, including portions of our Packaged Software and Systems Integration, or PSSI, segment and our Government Business Process Outsourcing, or GBPO, segment.  At this time, we estimate we will incur approximately $1.6 million in costs associated with the sale of these businesses.  However, we can not estimate costs such as one-time termination benefits, contract termination costs or other associated exit costs, with these disposal activities at this time.

Employment Agreement

On August 9, 2007, we entered into an employment agreement with Kevin Connell, Senior Vice President Sales and Marketing.  Under the terms of this two-year agreement, Mr. Connell will be entitled to an initial base salary of $250,000 per annum and to participate in any Company incentive compensation plans, programs and/or arrangements applicable to senior-level executives up to 75% of his base pay, assuming satisfaction of applicable performance goals.  In addition, Mr. Connell is entitled to participate in any equity-based plans and any executive fringe benefit plans, programs or arrangements applicable to senior-level executives.  In the event that Mr. Connell’s employment is terminated as a result of death, certain instances of disability, resignation for prescribed events of “Good Reason,” or without cause Mr. Connell will be entitled to, among other things one year’s base salary, plus twelve months of COBRA health continuation benefits.  If Mr. Connell were to be terminated by the company within one year after a change in control or if Mr. Connell resigns for prescribed events of “Good Reason” within one year of a change of control, he is entitled to receive two times his base salary, plus the average annual bonus and sales commission paid to him during the past three years, plus 18 months of health insurance coverage.  In the event of a defined change of control and loss of employment, all options that would have vested within 18 months of the date of his termination will immediately vest.

ITEM 6.  EXHIBITS
Exhibit Number	Description
3.1	Amended and Restated Bylaws of Tier Technologies, Inc., as amended. †
10.1	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007(1)
10.2	Employment Agreement between Tier Technologies, Inc. and Kevin Connell, dated August 9, 2007†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
†Filed herewith. (1) Filed as an exhibit on current report Form 8-K, filed on June 29, 2007, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
	By:	/s/ David E. Fountain
	Name:	David E. Fountain
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 9, 2007