Form 10-K
TIER TECHNOLOGIES INC
filed 2007-12-14
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________

COMMISSION FILE NUMBER 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3145844 (I.R.S. Employer Identification No.)

10780 PARKRIDGE BOULEVARD—4th FLOOR, RESTON, VA  20191
(Address of principal executive offices)

(571) 382-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class COMMON STOCK, $0.01 PAR VALUE	Name of each exchange on which registered The NASDAQ STOCK MARKET, LLC

Securities registered pursuant to Section 12(g) of the Act

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated Filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

As of March 31, 2007, the aggregate market value of common stock held by non-affiliates of the registrant was $179,419,733, based on the closing sale price of the common stock on March 31, 2007, as reported on The Pink Sheets.  As of December 7, 2007, there were 20,427,354 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended September 30, 2007, a definitive proxy statement for our 2008 annual meeting of stockholders.  The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

TIER TECHNOLOGIES, INC.
FORM 10-K

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A—Risk Factors beginning on page 6, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—BUSINESS

GENERAL

Tier Technologies, Inc., or Tier, provides federal, state and local government and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integration services.  The demand for our services has been driven by an increasing preference of consumers and governmental agencies to make payments electronically, increased acceptance of interactive voice response systems and contact management solutions, as well as by legislative mandates, such as child support and tax collections and disbursements.  Originally incorporated in 1991 in California, we reincorporated in Delaware effective July 15, 2005.  We are headquartered in Reston, Virginia.  As of September 30, 2007, our 816 employees and contractors provided services to nearly 3,500 clients nationwide, including over 3,000 customers served by our core Electronic Payment Processing business.

SEGMENT INFORMATION

Fiscal year 2007 was a transitional year for our company.  At the beginning of fiscal year 2007, we were organized into three primary segments:  Electronic Payment Processing, Government Business Process Outsourcing, and Packaged Software and Systems Integration.  While each segment primarily served the government sector, the specific governmental agencies they served and the products and services they offered were extremely diverse.  Individually each segment offered strong growth opportunities; however, financing, managing and operating these widely disparate operations made it difficult to maximize our profitability and overall shareholder value.

Recognizing these issues, we undertook a strategic initiative during the first quarter of fiscal 2007, which examined each of these segments.  In part, this strategic initiative evaluated the risks, costs, benefits, and growth potential of these segment’s product lines.  In addition, the strategic initiative assessed the degree to which incremental investments or managerial changes were needed to maximize the profitability of each product line.  Based upon this rigorous review, we concluded that we could best maximize our long-term profitability and shareholder value if we focused on our core business—Electronic Payment Processing, or EPP.

As a result, in April 2007, we announced our intention to seek buyers for the sale of the majority of our Government Business Process Outsourcing segment, or GBPO, and our Packaged Software and Systems Integration segment, or PSSI.  Concurrent with that announcement, we classified the majority of the assets and liabilities for these segments as held-for-sale.  At the same time, we gradually began to restructure our organization to facilitate the timely and efficient transfer of these operations to potential buyers.  By September 30, 2007, our number of segments evolved from three segments down to one operating segment, certain wind-down operations and our discontinued operations.

The following chart illustrates our overall structure as of September 30, 2007:

Organizational Structure of Tier Technologies, Inc.
As of September 30, 2007

Although the majority of the GBPO and PSSI businesses are classified as held-for-sale, we continue to operate them as efficiently and effectively as possible in order to maximize the proceeds that we expect to receive from the eventual disposition of these operations.  During the upcoming year, we intend to focus increasing amounts of managerial attention and financial resources on streamlining and growing our EPP operations.  The following sections describe our continuing and held-for-sale operations in more detail, as well as the major lines of business included in the EPP, GBPO and PSSI operations.

All financial information presented in this report for historical periods has been reclassified to conform to our new organizational structure.

CONTINUING OPERATIONS

Our continuing operations are separated into three major categories:  EPP, Wind-down and Corporate.  In addition to the discussion below, Note 12—Segment Information to our Consolidated Financial Statements provides detailed information about the profitability of each of these three major categories.

Electronic Payment Processing, or EPP. EPP provides government and public-sector clients with electronic payment processing alternatives for collecting taxes, fees and other obligations.  In fiscal year 2007, our client base included the U.S. Internal Revenue Service, 26 states, the District of Columbia and over 3,000 local governments and other public sector clients.  EPP revenues represented 89.5% of revenues from continuing operations.  EPP has a large number of clients; however, 25.3% of our revenues from continuing operations are generated under a contract with the U.S. Internal Revenue Service.

Clients who use our electronic payment processing services can offer their customers the ability to make government obligation, tuition and utility payments with a credit or debit card or an electronic check.  Our secure electronic payment processing services help our clients reduce remittance-processing costs, increase collection speed and provide convenient payment alternatives to their constituents.

During the last decade, increased consumer acceptance of electronic media, such as interactive voice response systems and the Internet, have led to greater reliance on “cashless” payment methods, including credit and debit cards and electronic checks.  However, many government entities have neither the technical expertise nor the personnel to develop, implement and maintain electronic payment processes or to accept Internet or telephonic originated payments.  As a result, they rely on external service providers, such as Tier, to perform this function.

During fiscal year 2007, we processed 8.1 million transactions, representing nearly $4.7 billion of payments collected for federal and state income taxes, state sales and use taxes, property taxes, parking citations, traffic violations, local licenses, educational institution fees and utility bills.  The revenues we receive for payment services are transaction-based.  Increases and decreases in these revenues typically represent changes in the volume of transactions and associated dollars that we process.  This volume, in turn, reflects the size of our client base, the level of customer acceptance of electronic payment processing alternatives, the number and type of complementary partnership relationships and the variety of payment alternatives offered.  Typically, EPP revenues are higher in the second and third quarters of our fiscal year as a result of the seasonal surge in income tax payments in March and April.

Wind-down Operations.  During fiscal 2007, we identified three businesses in our then-current GBPO and PSSI segments whose operations were neither compatible with our long-term strategic direction nor complementary with the other businesses that we were divesting.  As a result, we have decided to complete, and in some cases extend, the term of existing contracts for these businesses.  We believe that these three businesses will be phased out over the next five years.  The three businesses included in our wind-down operations include: 1) our Voice and Systems Automation business, or VSA, which provides interactive voice response systems and support services, including customization, installation and maintenance; 2) our Health and Human Services practice, which provides certain consulting services to state agencies; and 3) our Public Pension Administration Systems practice, which provides services to support the design, development and implementation of pension applications for state, county and city governments.  Our wind-down business units serve approximately 290 customers, including approximately 275 customers served by our Voice and Systems Automation business.  In fiscal year 2007, VSA revenues represented 62.0% of our revenues from wind-down operations.

Corporate Operations.  Our corporate operations represent those functions in the company that support our corporate governance, including the costs associated with our Board of Directors and executive management team, as well as accounting, finance, legal and the costs of maintaining our corporate headquarters in Reston, Virginia.  In addition, corporate costs include functions that provide shared-services that have supported operations throughout the company, such as information technology and business development.  As we divest the majority of our GBPO and PSSI segments, we expect that the size and associated costs to operate our corporate functions will decline significantly in the future.  See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information associated with our corporate-level operations.

HELD-FOR-SALE OPERATIONS

As discussed above, the majority of our GBPO and PSSI operations comprise our held-for-sale operations.  In addition to the discussion below, Note 15—Discontinued Operations to our Consolidated Financial Statements provides information about the profitability and total assets of these held-for-sale operations.

Government Business Process Outsourcing, or GBPO. Our GBPO operation focuses on child support payment processing, child support financial institution data match services, or FIDM, and call center support services.  Because of the nature of the services it provides, GBPO’s customer contracts typically have a three- to five-year duration.  Typically, these contracts produce a relatively constant revenue stream over the contract term, with little, if any, seasonal variability.  During fiscal 2007, GBPO’s held-for-sale operations served approximately 30 customers.  During fiscal year 2007, over 41% of GBPO’s revenues were generated by one ongoing contract, and 17% of GBPO’s revenues were generated by another contract that expired in June 2007.

Under the U.S. Personal Responsibility and Work Opportunity Reconciliation Act of 1996, each state must have an automated and centralized process for collecting and distributing child support payments.  Our payment processing operations provide many services related to this Act on behalf of our state clients, including: the receipt, disbursement and processing of manual and electronic child support payments; check and document imaging; and maintenance of payment and court order histories.  Child support payment processing revenue is based on a per-transaction fee applied to the number of transactions processed.  During fiscal year 2007, we used internally developed software to process approximately $3.4 billion of transactions for eight state clients.

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

We provide these services to a fifteen-state alliance formed to develop and oversee outsourced financial institution match programs.  We also provide these services to two states that are not members of the alliance. Since 2002, we have located more than $23.4 billion for our clients.  We derive revenue under this program by assessing a fee based on the number of financial institutions matched.

Packaged Software and System Integration, or PSSI.  Our PSSI held-for-sale operations provide software systems design, development and integration, maintenance and support services primarily to state and local government clients.  The PSSI held-for-sale operations include the following practice areas:

•	Financial Management Systems—develops, implements and supports financial management and purchasing systems for state and local governments;

•	Unemployment Insurance Systems—provides software application, development and integration services to state governments that are reforming unemployment insurance systems;

•	State Systems Integration—provides information technology development, integration and maintenance support projects, primarily for the State of Missouri; and

•	Independent Validation and Verification—provides quality assurance reviews of third-party software.

We expect to sell each of these practice areas to separate buyers by March 31, 2008.

The revenues generated by PSSI are driven primarily by the size of its customer base, the addition of new service offerings and new partner relationships with complementary service and technology providers.  During fiscal 2007, PSSI’s held-for-sale operations provided services to nearly 100 clients nationwide.  During fiscal year 2007, two contracts generated 29.0% and 27.4%, respectively, of PSSI’s revenues.  Revenues recognized by PSSI reflect the specific contract deliverables and are not influenced by seasonal changes.

All of the above practice areas are reported as discontinued operations for all periods presented.

SALES AND MARKETING

Our sales and marketing objective is to develop relationships with clients that result in repeat long-term and cross-sale engagements.  Initially, in fiscal 2007, we had a shared-service sales and marketing function that worked cooperatively on joint sales efforts involving a combination of our services across different segments.  However, as our organization began to evolve because of the expected divestiture of most of the GBPO and PSSI operations, we began to identify specific resources that are dedicated to our EPP, GBPO and PSSI operations, to facilitate the timely and efficient transfer of these operations to potential buyers.

In fiscal 2008, we expect to focus our future sales efforts on growing our EPP business.  In addition to our sales force, we also rely on the business development capabilities of our senior EPP executives as a supplemental sales and delivery resource.  Members of our executive team have a wide range of industry contacts and established reputations in the electronic payment processing industry.  They play a key role in developing, selling and managing major engagements.  As a result of our market-focused sales approach, we believe that we are able to identify and qualify for opportunities quickly and cost effectively.

We strive to generate new business by increasing brand awareness and recognition of our diverse solution offerings using a variety of media.  Our most significant marketing and advertising program involves the promotion of electronic payment processing services offered by our subsidiary Official Payments Corporation, or OPC.  We work with our various clients to publicize our services through advertisements in payment invoices, publications and web sites, typically at little or no cost to us. We also enter into cooperative advertising and marketing arrangements with our card processing partners and major card-issuing banks, including print and online advertising campaigns and promotions.  In fiscal 2007, we used newspaper, radio, internet and public relations campaigns to supplement these efforts.

COMPETITION

The transaction processing and software and systems integration markets are highly competitive and are served by numerous international, national and local firms.  Representative market participants in transaction processing markets include Link2Gov and TouchNet Information Systems, Inc.  Competition in the software and systems integration market includes U.S. and international consulting and integration firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies.  Representative market participants include: Accenture; BearingPoint; CGI-AMS; Deloitte; IBM; Keane; Lawson; New World Systems; Oracle; Rose International; SAP; Sungard; and Tyler Technologies.  Competitors of our GBPO business include: Systems and Methods, Inc.; Affiliated Computer Systems, Inc.; JPMorgan Chase; and Bank of America.  Competitors for our VSA business include large technology companies such as CISCO, Gensys and Nortel.  Finally, competition for our FIDM business includes: Affiliated Computer Systems, Inc.; Maximus; and PSI.

We believe that the principal competitive factors in our markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results, whether on a transaction, fixed-price or  time-and-materials basis.  We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, the financial resources of our competitors, the ability of our clients to perform the services themselves and the extent of our competitors’ responsiveness to client needs.

INTELLECTUAL PROPERTY RIGHTS

Our success depends, in part, on our protection of our methodologies, solutions and intellectual property rights. We rely upon a combination of nondisclosure, licensing and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.  The remaining life of our trademarks is four-to-five years.  We enter into nondisclosure agreements with all our employees, subcontractors and parties with whom we team.  In addition, we control and limit distribution of proprietary information.  We cannot assure that these steps will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.

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

ITEM 1A—RISK FACTORS

Investing in our common stock involves a degree of risk.  You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could fall.

The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

We have incurred losses in the past and may not be profitable in the future.  We have incurred losses in the past and we may do so in the future.  While we reported net income in fiscal year 2005, we reported net losses of $3.0 million during fiscal year 2007, $9.5 million during the fiscal year 2006, $63,000 in fiscal year 2004 and $5.4 million in fiscal year 2003.

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

We may not be successful in divesting certain assets and liabilities and our anticipated divestiture could disrupt our operations.  We may not be able to obtain reasonable offers for the fair value of the portions of PSSI and GBPO assets and liabilities that we are marketing.  In that event, we may be required to recognize an impairment loss or to terminate our planned divestiture.  Furthermore, our announced divestiture plan has resulted in, and could result in, additional turnover of employees or could have an adverse impact on our ability to attract and retain customers, which, in turn, could have an adverse impact on the revenues generated by these businesses.  In addition, if our estimates of the fair value of these businesses are not accurate, we may incur additional impairment losses or other losses on the sale of these businesses.  Divestiture of certain portions of these businesses may be delayed, or may be unsuccessful, resulting in business disruption and increased costs of running and completing certain projects.

Our current and future information technology infrastructure may not meet our requirements for the sustainable and economical growth of our EPP business.  Our EPP business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements of our existing platform does not keep pace with the growth of our business, we may not be able to meet our growth expectations.  Furthermore, if we are not able to develop these systems on a timely and economical basis, the profitablility of our EPP business may be adversely affected.

While our continuing operations provide services to over 3,000 clients, our revenues and cash flows could decline significantly if we were unable to retain our largest clients.  Our electronic payment processing provides services to over 3,000 clients.  However, our contract with the U.S. Internal Revenue Service generates over 25.3% of our revenues from continuing operations.  Our operating results and cash flows could decline significantly if we were unable to retain this client, or replace it in the event we were unable to renew this contract.

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

Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, licensing and bonding requirements, industry association rules and public disclosure requirements, which are subject to change.  Changing laws, regulations and standards relating to corporate governance, accounting standards, and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies and increasing the cost of compliance.  To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards.  This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities.  New laws, regulations or industry standards may be enacted, or existing ones changed, which could negatively impact our services and revenues.  Taxes or fees may be imposed or we could be subject to additional requirements in regard to privacy, security or qualification for doing business.  For our transaction processing services, we are subject to various federal and state laws and regulations, the rules of the National Automated Clearing House Association and the applicable credit/debit card association rules.  A change in such laws, rules or regulations could restrict or eliminate our ability to provide services or accept certain types of transactions, and could increase costs, impair growth and make our services unprofitable.

The revenues generated by our electronic payment processing operations may fluctuate and the ability to maintain profitability is uncertain.  EPP primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations and educational and utility obligations.  The revenues earned by EPP depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  If consumers are not receptive to paying a convenience fee; if card associations change their rules or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs, demand for electronic payment processing services could decline.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce margins and harm our profitability.  Demand for electronic payment processing services could also be affected adversely by a decline in the use of the Internet or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

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

Unauthorized data access and other security breaches could have an adverse impact on our business and our reputation.  Security breaches or improper access to data in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems causing interruption in service and loss or theft of data and information, inclusive of personally identifiable data.  Our third-party suppliers also may experience security breaches involving the unauthorized access of proprietary information.  A security breach could result in theft, publication, deletion or modification of confidential information; cause harm to our business and reputation; and result in loss of clients and revenue.

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

At any given time, we are subject to a variety of claims and lawsuits. An adverse decision in any of these claims could have an adverse impact on our reputation and financial results.  Adverse outcomes in a claim, lawsuit, government investigation, tax determination, or other liability matter could result in significant monetary damages, substantial costs, or injunctive relief against us that could adversely affect our ability to conduct our business.  We cannot guarantee that the disclaimers, limitations of warranty, limitations of liability and other provisions set forth in our contracts will be enforceable or will otherwise protect us from liability for damages.  The successful assertion of one or more claims against us may not be covered by, or may exceed, our available insurance coverage.

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

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006.  Subsequently, the complaint was amended to narrow the purported class period.  The suit alleges that Tier and certain of our former officers issued false and misleading statements from November 2001 to May 2006, but did not specify the damages being sought.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  On December 5, 2007, the court granted our motion to dismiss plaintiff's complaint but permitted plaintiff an opportunity to file an amended complaint.  Plaintiff's amended complaint must be filed by December 28, 2007.  We believe we have minimal, if any, exposure associated with this complaint.

If we are not able to protect our intellectual property, our business could suffer serious harm.  Our systems and operating platforms, scripts, software code and other intellectual property are generally proprietary, confidential, and may be trade secrets.  We protect our intellectual property rights through a variety of methods, such as use of nondisclosure and license agreements and use of trade secret, copyright and trademark laws.  Ownership of developed software and customizations to software are the subject of negotiation and license arrangements with individual clients.  Despite our efforts to safeguard and protect our intellectual property and proprietary rights, there is no assurance that these steps will be adequate to avoid the loss or misappropriation of our rights or that we will be able to detect unauthorized use of our intellectual property rights.  If we are unable to protect our intellectual property, competitors could market services or products similar to ours, and demand for our offerings could decline, resulting in an adverse impact on revenues.

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

If we are not able to obtain adequate or affordable insurance coverage or bonds, we could face significant liability claims and increased premium costs and our ability to compete for business could be compromised.  We maintain insurance to cover various risks in connection with our business.  Additionally, our business includes projects that require us to obtain performance and bid bonds from a licensed surety.  There is no guarantee that such insurance coverage or bonds will continue to be available on reasonable terms, or at all.  If we are unable to obtain or maintain adequate insurance and bonding coverage, potential liabilities associated with the risks discussed in this report could exceed our coverage, and we may not be able to obtain new contracts or continue to provide existing services, which could result in decreased business opportunities and declining revenues.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year 2007 regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2—PROPERTIES

As of September 30, 2007, we leased nearly 175,000 square feet of space throughout the country.  These leased facilities included our 41,000 square foot corporate headquarters in Reston, Virginia.  We also leased 59,000 square feet of space for our GBPO payment processing centers in Michigan, Tennessee, Alabama and Kentucky. In addition, we leased 55,000 square feet of space in Georgia, Virginia, Connecticut, California, Missouri and New Mexico to house our subsidiary operations for EPP and PSSI and the call centers for GBPO and to provide general office space to support our projects and our clients.  We also leased 20,000 square feet in California that we subleased to an unrelated third party.  Finally, we own a 28,060 square foot building in Alabama which houses certain administrative, call center, warehouse and other operations.

ITEM 3—LEGAL PROCEEDINGS

In May 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the Department of Justice, or DOJ, involving the child support payment processing industry.  We have cooperated, and intend to continue to cooperate, fully with the subpoena and with the DOJ’s investigation.  On November 20, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division’s Corporate Leniency Policy.  Consequently, the DOJ will not bring any criminal charges against us or our officers, directors and employees, as long as we continue to comply with the Corporate Leniency Policy, which requires, among other things, our full cooperation in the investigation and restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct.

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

On November 20, 2006, we were served with a purported class action lawsuit filed in the United States District Court for the Eastern District of Virginia on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006.  Subsequently, the complaint was amended to narrow the purported class period.  The suit alleges that Tier and certain of our former officers issued false and misleading statements from November 2001 to May 2006, but did not specify the damages being sought.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  The time to appeal the Court's order has expired without an appeal.  On December 3, 2007, the court granted our motion to dismiss plaintiff's complaint but permitted plaintiff an opportunity to file an amended complaint.  Plaintiff's amended complaint must be filed by December 28, 2007.  We believe we have minimal, if any, exposure associated with this complaint.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS

The names, ages and positions of our executive officers at September 30, 2007, are listed in the following table, together with their business experience during the past five years.  Unless otherwise specified, all officers served continuously since the date indicated.  There is no family relationship among the officers.

Name, age and position with Registrant	Date elected or appointed
Ronald L. Rossetti, Age 64 (a)
Chairman of the Board, Chief Executive Officer	May 2006
David E. Fountain, Age 47 (b)
Senior Vice President, Chief Financial Officer and Treasurer	May 2005
Michael A. Lawler, Age 44 (c)
Senior Vice President, Electronic Payment Processing	June 2004
Deanne M. Tully, Age 49
Vice President, General Counsel and Corporate Secretary	July 2003
Vice President, General Counsel	February 2001
Steven M. Beckerman, Age 49 (d)
Senior Vice President, Business Process Outsourcing	March 2006
Kevin C. Connell, Age 40
Senior Vice President, Sales & Marketing	November 2006
Senior Vice President, Business Development (OPC)	July 2003
Vice President, Business Development (OPC)	August 2002

(a) Mr. Rossetti served as President of Riverside Capital Partners, Inc., a venture capital investment firm since 1997.  Since 1997, Mr. Rossetti has also been a general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings.

(b) Mr. Fountain served as Chief Financial Officer and Treasurer of National Processing Inc., a provider of payment processing services, from 1999 to October 2004.
(c) Mr. Lawler served as EPOS Corporation President and Chairman from 1991 to June 2004 and became Senior Vice President at Tier upon the acquisition of EPOS.
(d) Mr. Beckerman served as Senior Vice President, Product Management of Certegy Card Services, a company that provides debit, credit and merchant card processing, from January 2004 to February 2006.  From July 2000 to December 2003, Mr. Beckerman served as Certegy's Vice President, Sales and Marketing.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Market under the symbol TIER.  From May 26, 2006 to May 20, 2007, our common stock was quoted on the Pink Sheets under the symbol TIER or TIER.PK.

On December 7, 2007, there were 205 record holders of our common stock.  The quarterly high and low prices per share during fiscal 2007 and 2006 were as follows:

	Year ended September 30,
	2007		2006
	High	Low	High	Low
First quarter	$7.30	$6.35	$8.50	$6.93
Second quarter	$8.90	$5.85	$8.08	$7.34
Third quarter	$10.05	$8.25	$8.70	$5.67
Fourth quarter	$10.26	$8.33	$7.05	$5.25

We have never declared or paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future.  Instead, we intend to retain our current and future earnings to fund the development and growth of our business.  Our current credit facility prohibits us from declaring dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The following graph compares the percentage change in cumulative stockholder return on our common stock for the period September 30, 2002 through September 30, 2007, with the cumulative total return on the NASDAQ Composite Index and the Russell 2000 Index.  The comparison assumes $100.00 was invested on September 30, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends, if any.

Measurement Date	Tier Technologies, Inc.	NASDAQ Composite	Russell 2000
9/30/02	$100.00	$100.00	$100.00
9/30/03	47.09	150.59	136.50
9/30/04	51.00	162.89	162.12
9/30/05	45.72	185.48	191.23
9/30/06	35.94	196.37	210.20
9/30/07	53.91	236.60	236.14

The information included under the heading "Comparison of 5 Year Cumulative Total Return" in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the fiscal years ended September 30, 2003 through 2007.  You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Historical results are not necessarily indicative of results to be expected for any future period.  Certain historical information in the following table has been reclassified to conform to the current year presentation.

	Fiscal years ended September 30,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Revenues	$111,148	$96,492	$78,695	$61,948	$51,779
Costs and expenses	133,425	118,825	98,936	83,503	81,343
Loss before discontinued and other income (loss)	(22,277)	(22,333)	(20,241)	(21,555)	(29,564)
Other income	4,094	3,457	874	835	904
Loss before income taxes & discontinued operations	(18,183)	(18,876)	(19,367)	(20,720)	(28,660)
Income tax provision (benefit)	76	45	127	—	(2,764)
Loss from continuing operations	(18,259)	(18,921)	(19,494)	(20,720)	(25,896)
Income from discontinued operations, net	15,225	9,470	20,620	20,657	20,460
Net (loss) income	$(3,034)	$(9,451)	$1,126	$(63)	$(5,436)

Total assets	$166,424	$169,860	$176,742	$171,980	$161,374
Long-term obligations, less current portion	$—	$—	$—	$89	$195
(Loss) earnings per share—Basic and diluted:
Continuing operations	$(0.94)	$(0.97)	$(1.00)	$(1.09)	$(1.38)
Discontinued operations	$0.78	$0.49	$1.06	$1.09	$1.09
(Loss) earnings per share—Basic and diluted	$(0.16)	$(0.48)	$0.06	$—	$(0.29)
Weighted average common shares used in computing:
Basic and diluted (loss) earning per share	19,512	19,495	19,470	18,987	18,782

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under  Item 1A—Risk Factors of this Annual Report on Form 10-K and other factors discussed in this section.  For information regarding what constitutes a forward-looking statement refer to Private Securities Litigation Reform Act Safe Harbor Statement on page 1.

OVERVIEW

We provide federal, state and local government and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integration services.  As explained more fully in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are in the process of divesting a number of incompatible businesses and dedicating an increasing amount of effort toward expanding our core business—Electronic Payment Processing, or EPP.

Key Events in Fiscal 2007

Fiscal 2007 was a transitional year for our company.  At the beginning of fiscal 2007, we were organized into three segments: EPP, Government Business Process Outsourcing, or GBPO, and Packaged Software and Systems Integration, or PSSI.  While each segment primarily served the government sector, the specific governmental agencies they served and products and services they offered were extremely diverse.  Individually, each segment offered strong growth opportunities; however, financing, managing and operating these widely disparate operations made it difficult to maximize our profitability and overall stockholder value.

Recognizing these issues, we undertook a strategic initiative during the first quarter of fiscal 2007 that evaluated the risks, costs, benefits and growth potential of each of our product lines and services.  In addition, we assessed the degree to which incremental investments or managerial changes were needed to maximize the profitability of each product line.  Based upon this rigorous review, we concluded that we could best maximize our long-term profitability and stockholder value if we focused on our core EPP business.  As a result, in April 2007 we began to seek buyers for the sale of the majority of our GBPO and PSSI operations. We expect to accomplish this divestiture by selling separate businesses within the GBPO and PSSI operations to five or six individual buyers.

On our Consolidated Balance Sheets, we classified the associated assets and liabilities for each of these businesses as held-for-sale, in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144.  In our Consolidated Statements of Operations, we have classified the operations of these businesses as Income from discontinued operations, net, because we do not expect to have continuing involvement or cash flows from these businesses after the divestitures.  All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.  Although we report these held-for-sale operations as “discontinued” on our Consolidated Statements of Operations, we continue to operate these operations as efficiently and effectively as possible in order to maximize the proceeds that we expect to receive from the eventual disposition of these operations.

We also have a number of businesses within GBPO and PSSI whose operations were neither compatible with our long-term strategic direction nor complementary with other businesses that we were divesting.  We decided to complete, and in some cases extend the term of the existing contracts for these businesses.  We believe that these three businesses will be phased out over the next five years.  We continue to report the businesses as continuing operations in our consolidated financial statements, in accordance with SFAS 144.

Summary of Fiscal 2007 Operating Results

For fiscal 2007, we reported a net loss of $3.0 million, or $0.16 per fully diluted share, which represents a $6.4 million, or 67.9% decrease in net loss over fiscal 2006.  Our continuing operations reported a loss of $18.3 million, or $0.94 per fully diluted share, while our discontinued operations reported net income of $15.2 million, or $0.78 per fully diluted share.

Our continuing operations are composed of our EPP business, certain businesses that we are winding down and corporate costs.  On a standalone basis and excluding any allocation of corporate costs, our EPP business reported income of $8.4 million, or $0.43 per fully diluted share, during fiscal 2007.  This represents a $2.8 million, or 50.5% increase over fiscal 2006, resulting from a 36.7% increase in the number of transactions and a 31.2% increase in dollars processed by EPP in fiscal 2007.  We believe that the positive performance of our EPP business reflects rising consumer demand for electronic payment alternatives, as well as an increase in the number of client contracts for electronic payment services.  Although EPP provides electronic payment processing services to over 3,000 clients, approximately 28.3% of EPP’s revenues are generated by transactions processed for the Internal Revenue Service.

The positive performance of our EPP business was more than offset by a loss of $11.2 million, or $0.58 per fully diluted share, from operations that we are winding down, including a $9.2 million impairment charge to write down the assets and liabilities of these operations to fair value.  During fiscal 2008, we expect to wind-down two businesses that generated losses.  Another business that reported positive earnings is expected to be wound-down over a five-year period.  Our income from continuing operations also included corporate overhead of $15.4 million, or $0.79 per fully diluted share, including a significant portion of costs for shared-services that could not be directly assigned to any business unit.  We expect that the need for, and cost of, these shared-services and other corporate costs will diminish after we sell and/or wind-down our GBPO and PSSI businesses.

For fiscal 2007, our discontinued operations reported income of $15.2 million, or $0.78 per fully diluted share, an increase of $5.8 million from fiscal 2006 results.  Approximately $8.1 million, or $0.41 per fully diluted share, of the income reported for fiscal 2007 resulted from the reversal of a reserve for a 2003 tax refund for our former Australian operations, which received final approval from the Internal Revenue Service in March 2007.  The remaining $7.1 million, or $0.37 per fully diluted share, of income reported in fiscal 2007 was generated by the GBPO and PSSI operations that are held-for-sale.  Although the GBPO and PSSI operations generated income in fiscal 2007 on a standalone basis (excluding an allocation of general corporate costs), the expiration of two GBPO contracts and the completion of a number of PSSI projects in fiscal 2007 are expected to result in lower earnings in future years.

Expectations for 2008

We expect that fiscal 2008 will be another transition year as we position our company for the long-term growth of the EPP business.  In fiscal 2008, we expect to see continued strong revenue growth in our EPP business, driven not only by revenue growth initiatives, but also by increasing consumer demand for electronic payment processing alternatives.  Furthermore, we are undertaking two key initiatives that will help build our EPP business into an industry leader.  First, we are analyzing our back-office processing platforms and infrastructure to determine what actions are needed to improve efficiency and reduce costs, while providing the capacity for future growth.  Based on our preliminary conclusions, we expect to make a significant investment in our current EPP technology in fiscal 2008.  Second, we expect to move EPP beyond focusing primarily on governmental clients into the commercial biller-direct payment processing space.  We believe that this second initiative will provide significant revenue growth opportunities.  In addition to these two EPP-specific initiatives, we also intend to right-size our corporate overhead once the sale of our non-core assets is complete.  In fiscal 2008, we also expect to finalize the divestiture of the held-for-sale businesses and use the proceeds from these dispositions to fund future growth in our EPP business.

We believe that the actions we are taking will position our company for long-term growth.  While certain of these initiatives will produce some cost savings during fiscal 2008, we believe that the cost of implementing these initiatives will outweigh those savings during fiscal 2008 and that we expect to incur a net loss in

16`

 fiscal 2008.  However, once the implementation of these initiatives is complete, we believe that our company will report long-term, sustainable profitability.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for fiscal years 2007, 2006 and 2005:

				Variance
	Year ended September 30,			2007 vs. 2006		2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005	$ Amount	%	$ Amount	%
Revenues	$111,148	$96,492	$78,695	$14,656	15.2%	$17,797	22.6%
Costs and expenses	133,425	118,825	98,936	14,600	12.3%	19,889	20.1%
Loss from continuing operations before other income and income taxes	(22,277)	(22,333)	(20,241)	56	—	(2,092)	10.3%
Other income	4,094	3,457	874	637	18.4%	2,583	*
Loss from continuing operations before income taxes	(18,183)	(18,876)	(19,367)	693	3.7%	491	2.5%
Income tax provision	76	45	127	31	68.9%	(82)	(64.6)%
Loss from continuing operations	(18,259)	(18,921)	(19,494)	662	3.5%	573	2.9%
Income from discontinued operations, net	15,225	9,470	20,620	5,755	60.8%	(11,150)	(54.1)%
Net (loss) income	$(3,034)	$(9,451)	$1,126	$6,417	67.9%	$(10,577)	*
* Not meaningful

The following sections describe the reasons for key variances in the results that we are reporting for continuing and discontinued operations.

Continuing Operations

The continuing operations section of our Consolidated Statements of Operations includes the results of operations of our core EPP business, certain businesses that we expect to wind-down over the next five years and general corporate costs.  The following table presents the revenues and expenses for our continuing operations for fiscal years 2007, 2006 and 2005.  This table is followed by a detailed analysis summarizing reasons for variances in these financial results.

	Year ended September 30,
(in thousands)	2007	2006	2005
Revenues	$111,148	$96,492	$78,695
Costs and expenses:
Direct costs	83,891	71,670	59,951
General and administrative	27,486	32,860	24,176
Selling and marketing	8,243	9,162	8,836
Depreciation and amortization	4,573	5,133	5,973
Write-down of goodwill and intangibles	9,232	—	—
Total costs and expenses	133,425	118,825	98,936
Loss from continuing operations before other income and income taxes	(22,277)	(22,333)	(20,241)
Other income	4,094	3,457	874
Loss from continuing operations before income taxes	(18,183)	(18,876)	(19,367)
Income tax provision	76	45	127
Loss from continuing operations	$(18,259)	$(18,921)	$(19,494)

Revenues (Continuing Operations)

The following table provides a year-over-year comparison of revenues generated by our continuing operations during fiscal years 2007, 2006 and 2005.

	Fiscal 2007 vs. 2006				Fiscal 2006 vs. 2005
	Year ended September 30,		Variance		Year ended September 30,		Variance
(in thousands)	2007	2006	$	%	2006	2005	$	%
Revenues
EPP	$99,433	$78,578	$20,855	26.5%	$78,578	$56,452	$22,126	39.2%
Wind-down	12,100	18,065	(5,965)	(33.0)%	18,065	27,316	(9,251)	(33.9)%
Eliminations	(385)	(151)	(234)	(155.0)%	(151)	(5,073)	4,922	97.0%
Total	$111,148	$96,492	$14,656	15.2%	$96,492	$78,695	$17,797	22.6%

The following sections discuss the key drivers that caused these revenue changes from our continuing operations.

EPP Revenues:  EPP provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.  EPP generated $99.4 million of revenues during fiscal 2007, a $20.9 million, or 26.5%, increase over fiscal 2006.  In fiscal 2007, we processed 36.7% more transactions than we processed in fiscal 2006, representing 31.2% more total dollars.  Nearly half of the year-over-year increase in fiscal 2007 was attributable to an increase in revenues from processing property taxes, 25.8% was attributable to an increase in revenues from federal and state income taxes processing, and the remainder was due to increases in electronic payments processed for other governmental agencies, utilities and educational institutions.

During fiscal 2006, EPP generated $78.6 million of revenues, an increase of $22.1 million, or 39.2% over fiscal 2005 results.  Slightly over half of this year-over-year increase was attributable to a rise in the number and volume of federal and state taxes processed in fiscal 2007, 26.6% was attributable to revenues earned by processing property tax payments, and the remainder was due to increases in electronic payments processed for other governmental agencies, utilities and educational institutions.  During fiscal 2006, we processed 40.2% more transactions than we processed in fiscal 2005, representing 53.9% more dollars processed.

As an increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives, we believe our renewed focus on our core EPP business will continue to produce significant revenue growth for the foreseeable future.

Wind-down Revenues:  During fiscal 2007, our three wind-down operations generated $12.1 million in revenues, a $6.0 million, or 33.0%, decrease from fiscal 2006.  The overall revenue decrease was due primarily to the completion or near completion of several projects during fiscal 2007.  Approximately $7.5 million of the revenues reported for fiscal 2007 were generated by our Voice and Systems Automation, or VSA, business.  We expect to continue to support and renew existing maintenance contracts; however, we do not expect that we will actively pursue new contracts for the VSA businesses.  The remaining fiscal 2007 wind-down revenues were generated by our Pension and Health and Human Services businesses, which we expect to wind-down during fiscal 2008.

During fiscal year ended September 30, 2006, these wind-down operations generated $18.1 million of revenues, a $9.3 million, or 33.9%, decrease from fiscal 2005.  Approximately $9.2 million of this decrease reflects the completion or near completion of several VSA contracts between mid-year fiscal 2006 through 2007, including an intercompany contract with our GBPO operations to construct a call center at one of our payment processing centers.

Corporate Operations/Eliminations:  During fiscal 2007, we eliminated $385,000 of revenues for transactions processed by EPP for our GBPO business (which is included in discontinued operations).  This amount was $234,000 greater than the amount eliminated during 2006, because of a rise in the number of transactions that EPP processed for our GBPO business.  During fiscal 2005, we eliminated $5.1 million of intercompany revenues, primarily associated with the construction of the previously described GBPO call center by our VSA business.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; credit card interchange fees and assessments; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our continuing operations during fiscal years 2007, 2006 and 2005:

	Fiscal 2007 vs. 2006				Fiscal 2006 vs. 2005
	Year ended September 30,		Variance		Year ended September 30,		Variance
(in thousands)	2007	2006	$	%	2006	2005	$	%
Direct costs
EPP	$75,294	$59,966	$15,328	25.6%	$59,966	$42,199	$17,767	42.1%
Wind-down	8,597	11,704	(3,107)	(26.5)%	11,704	17,752	(6,048)	(34.1)%
Total	$83,891	$71,670	$12,221	17.1%	$71,670	$59,951	$11,719	19.6%

The following sections discuss the key drivers that caused these changes in the direct costs for continuing operations.

EPP Direct Costs:  Consistent with the year-over-year growth in our EPP revenues, EPP’s direct costs rose $15.3 million, or 25.6%, in fiscal 2007 and $17.8 million, or 42.1%, in fiscal 2006.  These increases directly reflect interchange fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment processing clients. We expect to see continued increases in our EPP direct costs as we strive to grow this business and as more clients move toward electronic payment processing options.

Wind-down Direct Costs:  Direct costs from our wind-down operations decreased $3.1 million, or 26.5%, during fiscal 2007 from fiscal 2006 results.  The year-over-year reduction in direct costs during fiscal 2007 reflects the completion and near-completion of a number of Pension and Health and Human Services contracts, which, in turn, caused a reduction in the level of subcontractor and labor and labor-related costs that we incurred.  Similarly, during fiscal 2006, the direct costs from our wind-down operations decreased $6.0 million, or 34.1%, from fiscal 2005.  Approximately $4.9 million of the year-over-year decrease in direct costs in fiscal 2006 was attributable to the completion and nearing completion of a number of VSA contracts during mid-year fiscal 2006 and 2007. The remaining decrease was primarily attributable to the completion of Pension projects, which resulted in lower subcontractor, labor and labor-related expenses.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during fiscal 2008.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid to our directors and auditors.  The following table provides a year-over-year comparison of general and administrative costs incurred by our continuing operations during fiscal years 2007, 2006 and 2005:

	Fiscal 2007 vs. 2006				Fiscal 2006 vs. 2005
	Year ended September 30,		Variance		Year ended September 30,		Variance
(in thousands)	2007	2006	$	%	2006	2005	$	%
General & administrative
EPP	$7,847	$6,009	$1,838	30.6%	$6,009	$4,591	$1,418	30.9%
Wind-down	3,663	3,535	128	3.6%	3,535	4,194	(659)	(15.7)%
Corporate	15,976	23,316	(7,340)	(31.5)%	23,316	15,391	7,925	51.5%
Total	$27,486	$32,860	$(5,374)	(16.4)%	$32,860	$24,176	$8,684	35.9%

EPP General and Administrative:  During fiscal 2007, EPP incurred $7.8 million of general and administrative expenses, a $1.8 million, or 30.6%, increase over fiscal 2006. These increases are attributable primarily to: a $0.9 million increase for labor and labor related expenses, including shared-service cost provided specifically for EPP by Corporate; a $0.7 million increase for consulting services relating to our strategic initiative; and $0.2 million was primarily due to a rent increase at an EPP facility.  Partially offsetting these increases was a $0.2 million decrease in bad debt expense, reflecting successful collection efforts in fiscal 2007.  During fiscal 2006, EPP incurred $6.0 million of general and administrative expenses, a $1.4 million, or 30.9%, increase over fiscal 2005, primarily as a result of higher labor and labor-related expenses in fiscal 2006.

During fiscal 2008, we expect that general and administrative expenses for our EPP operations will increase. Specifically, we are undertaking an initiative that will establish a common platform for processing electronic payments.  Currently, we process payments on multiple platforms at multiple locations.  By making this investment in a common platform in fiscal 2008, we believe the long-term efficiency and cost-effectiveness of our EPP operations will improve and we will have the capacity to process significantly more transactions.

Wind-down General and Administrative:  During fiscal 2007, our wind-down operations incurred $3.7 million of general and administrative expenses, a $0.1 million, or 3.6%, increase over fiscal 2006.  Approximately $1.3 million of the increase is attributable to a contract settlement associated with a pension-related project.  Partially offsetting these increases was a $0.6 million decrease in bad debt expense attributable to successful collection efforts and a $0.6 million decrease in miscellaneous office-related expenses.  During fiscal 2006, our wind-down operations incurred $3.5 million of general and administrative expenses, a $0.7 million, or 15.7%, decrease from fiscal 2005.  Approximately $1.1 million of the decrease was attributable to reduced labor and labor-related expenses, partially offset by a $0.3 million increase in bad debt expense.  We expect that the administrative and general costs associated with these operations will decrease during fiscal 2008 as we continue to wind down these operations.

Corporate General and Administrative:  Our corporate operations represent those functions that support our corporate governance, including the costs associated with our Board of Directors and executive management team, as well as accounting, finance, legal and the costs of maintaining our corporate headquarters in Reston, Virginia.  In addition, corporate costs include functions that provide shared-services that support operations throughout our organization, such as information technology and business development.

During fiscal 2007, our corporate operations incurred $16.0 million of general and administrative expenses, a $7.3 million, or 31.5%, decrease from fiscal 2006.  The largest driver of this decrease was associated with the restatement of our financial statements that occurred during fiscal 2006.  During fiscal 2006, we incurred $7.2 million of non-recurring accounting, legal and Audit Committee investigation costs.  This is contrasted with fiscal 2007, during which we incurred $1.0 million of accounting fees associated with the restatement and $0.7 million of legal fees associated with our 2007 relisting on NASDAQ and other legal matters associated with last year’s restatement.  In addition, labor and labor-related expenses decreased $0.8 million, of which $1.1 million was related to the absence of severance expense and share-based payment expense associated with the fiscal 2006 departure of our former Chief Executive Officer and $0.6 million was related to a share-based payment award granted to our current Chief Executive Officer in fiscal 2006, offset by increases in bonus expense of $1.0 million.  The remaining $1.0 million year-over-year decrease resulted from a $0.7 million decrease in other legal and accounting expenses and $0.3 million from lower miscellaneous office expenses.  During fiscal 2006, our corporate operations incurred $23.3 million of general and administrative expenses, a $7.9 million, or 51.5% increase over fiscal 2005.  The primary drivers of this increase were the previously described costs associated with the restatement of our historical financial statements in fiscal 2006 and the compensation arrangements for our former and current Chief Executive Officers.

We believe that the anticipated sales of the majority of our GBPO and PSSI operations will reduce the need for corporate support.  Therefore, during 2008, we anticipate reductions in corporate general and administrative expenses as these divestitures occur.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our continuing operations during fiscal years 2007, 2006 and 2005.

	Year ended September 30,		Variance		Year ended September 30,		Variance
(in thousands)	2007	2006	$	%	2006	2005	$	%
Selling and marketing
EPP	$7,151	$5,963	$1,188	19.9%	$5,963	$4,921	$1,042	21.2%
Wind-down	1,092	1,046	46	4.4%	1,046	1,690	(644)	(38.1)%
Corporate	—	2,153	(2,153)	(100.0)%	2,153	2,225	(72)	(3.2)%
Total	$8,243	$9,162	$(919)	(10.0)%	$9,162	$8,836	$326	3.7%

EPP Selling and Marketing:  During fiscal 2007, EPP incurred $7.2 million of selling and marketing expenses, a $1.2 million, or 19.9%, increase over fiscal 2007.  Of the overall increase, $0.9 million is attributable to an increase in labor and labor-related expenses, primarily due to an increase in marketing efforts as a result of our strategic initiative to grow our EPP operations, and $0.3 million is attributable to an increase in advertising expense.  During fiscal 2006, EPP incurred $6.0 million of selling and marketing expenses, a $1.0 million, or 21.2%, increase over fiscal 2005, of which $0.5 million is attributable to an increase in advertising expense and $0.5 million is attributable to increased labor and labor-related expenses. During fiscal 2008, we expect that EPP’s direct sales and marketing expenses will increase as we strive to accelerate the growth of this business.

Wind-down Selling and Marketing:  During fiscal 2007, the selling and marketing expenses of our wind-down operation increased to $1.1 million, a 4.4% increase over fiscal 2006 results.  The minor increase is attributable primarily to a slight increase in labor and labor-related expenses, partially offset by a decrease in travel and travel related expenses.  During fiscal 2006, our wind-down operations selling and marketing expenses incurred $1.0 million of selling and marketing expenses, a $0.6 million, or 38.1% decrease from fiscal 2005, primarily due to decreased labor and labor related expenses.  We do not expect to incur significant selling and marketing expenses for our wind-down operations in fiscal 2008.

Corporate Selling and Marketing:  During fiscal 2007, we assigned sales and marketing expenses to the specific businesses that benefited from the associated sales and marketing efforts.  In previous years, a significant portion of these costs were charged to corporate.   As such, we did not report any Corporate selling and marketing expenses during fiscal 2007, as all costs were charged to the applicable businesses.  We are reporting a $2.2 million year-over-year decrease in expense as a result of this change.  During fiscal 2006, our corporate operations incurred $2.2 million in sales and marketing expenses, which are relatively consistent with fiscal 2005 spending.  During fiscal 2008, we expect to continue to assign corporate sales and marketing function to individual operations that directly benefit from these efforts, primarily EPP.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.

	Year ended September 30,		Variance		Year ended September 30,		Variance
(in thousands)	2007	2006	$	%	2006	2005	$	%
Depreciation & amortization
EPP	$3,205	$3,170	$35	1.1%	$3,170	$3,428	$(258)	(7.5)%
Wind-down	764	1,590	(826)	(51.9)%	1,590	1,987	(397)	(20.0)%
Corporate	604	373	231	61.9%	373	558	(185)	(33.2)%
Total	$4,573	$5,133	$(560)	(10.9)%	$5,133	$5,973	$(840)	(14.1)%

Depreciation and amortization in fiscal 2007 and 2006 was $0.6 million and $0.8 million lower than the results from the prior respective year.  The year-over-year results for both periods declined primarily because of the absence of depreciation and amortization on assets as they became fully depreciated.

Write-down of Goodwill and Intangible Assets (Continuing Operations)

During fiscal 2007, we reviewed our asset groups for impairment both in April 2007, when we began seeking buyers for certain portions of our business, including the majority of our PSSI and GBPO segments, and in September 2007, as part of our annual goodwill impairment testing.  As a result of those reviews we identified the need to recognize impairments on assets included in our wind-down operations totaling $9.2 million.  This impairment reduced the carrying value of goodwill and intangible assets reported on our Consolidated Balance Sheets.  Note 7—Goodwill and Intangible Assets to our Consolidated Financial Statements, provides a detailed discussion about our analysis and the need for this impairment.

Other Income (Loss) (Continuing Operations)

Equity in net income (loss) of unconsolidated affiliate:  Equity in net income (loss) of unconsolidated affiliate represents our share of the net income and losses from CPAS, Inc. an entity in which we held 46.96% of the outstanding common stock until June 2007.  During fiscal 2007 and 2006, we recorded net income of $0.5 million and $0.4 million, respectively, associated with our equity interest in CPAS.  The $0.1 million increase in CPAS’ performance resulted primarily from CPAS’ successful contracting efforts during the first quarter of fiscal 2007, partially offset by the recognition of an incentive payout to CPAS’ managers.  On June 29, 2007, we sold our 46.96% equity interest in CPAS back to CPAS.  As a result of that transaction, we realized $239,000 foreign currency gain, plus an $80,000 gain on the sale of this equity investment.

Interest income, net:  Interest income earned during fiscal 2007, 2006 and 2005 was relatively consistent.  Although the average daily balance of our investment portfolio increased significantly, the interest rates we received on these investment has declined in recent months consistent with interest rate changes in the marketplace.  Although the interest rates on our investment portfolio fluctuate with changes in the marketplace, the principal value of our portfolio is secure, since we have no investments in the types of financial instruments that have caused other financial institutions to write-down the value of their portfolios.  Our interest income is earned by our EPP operations and our Corporate operations.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $76,000 for fiscal 2007, $45,000 for fiscal 2006 and $127,000 for fiscal 2005.  The fiscal year 2007, 2006 and 2005 provision for income taxes represents federal and state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations for fiscal 2007, 2006 and 2005 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Discontinued Operations

In April 2007 we began to seek buyers for the majority of our GBPO and PSSI segments.  As of September 30, 2007, we continued to own and operate these businesses.  However, SFAS 144 requires that we report these businesses as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, these operations after their divestiture.  As such, we reclassified revenues and costs associated with the portions of those segments held-for-sale to discontinued operations for all periods represented.

The following table summarizes our results of operations from discontinued operations for fiscal 2007, 2006 and 2005.  Immediately following this table is a discussion of key variances in these results:

	Year ended September 30, 2007				Year ended September 30, 2006				Year ended September 30, 2005
(in thousands)	GBPO	PSSI	Other and Eliminations	Total	GBPO	PSSI	Other and Eliminations	Total	GBPO	PSSI	Other and Eliminations	Total
Revenues	$34,835	$31,372	$—	$66,207	$39,902	$32,337	$—	$72,239	$40,250	$31,645	$10	$71,905
Costs and expenses:
Direct costs	22,378	21,557	(385)	43,550	32,041	22,779	(646)	54,174	27,761	20,053	(3,949)	43,865
General and administrative	2,257	6,717	—	8,974	1,510	4,194	13	5,717	1,100	3,708	17	4,825
Selling and marketing	1,097	2,620	—	3,717	610	1,701	—	2,311	437	2,065	—	2,502
Depreciation and amortization	2	95	—	97	2	122	—	124	—	93	—	93
Write-down of goodwill and intangibles	2,601	120	—	2,721	—	—	—	—	—	—	—	—
Total costs and expenses	28,335	31,109	(385)	59,059	34,163	28,796	(633)	62,326	29,298	25,919	(3,932)	51,285
Income before other income and income taxes	6,500	263	385	7,148	5,739	3,541	633	9,913	10,952	5,726	3,942	20,620
Other income	—	—	478	478	—	—	13	13	—	—	—	—
Income before income taxes	6,500	263	863	7,626	5,739	3,541	646	9,926	10,952	5,726	3,942	20,620
Income tax (benefit) provision	—	—	(7,599)	(7,599)	—	—	456	456	—	—	—	—
Income from discontinued operations, net	$6,500	$263	$8,462	$15,225	$5,739	$3,541	$190	$9,470	$10,952	$5,726	$3,942	$20,620

Revenues (Discontinued Operations)

GBPO Revenues:  During fiscal 2007, revenues from discontinued GBPO operations decreased $5.1 million, or 12.7%, from fiscal 2006 results.  The decrease is attributable primarily to the absence of $4.7 million of revenue from four payment processing center contracts that expired during fiscal 2007 and mid-year in fiscal 2006.  A shift to lower cost, state-mandated electronic payment alternatives at another payment processing center reduced revenues by $2.7 million during fiscal 2007. Offsetting these decreases was a $2.3 million increase in revenues from a call center project that commenced during fiscal 2006.  During fiscal year 2006, revenues from these GBPO operations decreased $0.3 million, or 1.0%, from fiscal 2005 results.  This decrease reflects the absence of $7.8 million of revenues from three contracts that were completed or nearing completion during fiscal 2006, partially offset by $7.5 million of additional revenues contributed by a payment processing center that commenced operations mid-year fiscal 2005.

PSSI Revenues:  During fiscal 2007, revenues from discontinued PSSI operations decreased $1.0 million, or 3.0%, from fiscal 2006 results.  The completion of one unemployment insurance project in fiscal 2006 reduced revenues by $2.6 million and a reduction in revenues earned under a systems integration contract in fiscal 2007 resulted in a $2.0 million decrease in revenues from fiscal 2006.  In addition, the completion of several smaller projects, primarily within our E-Gov and our financial management systems operations, contributed another $1.0 million to the overall decline.  These decreases were partially offset by $3.2 million of revenues from several unemployment insurance contracts and $1.5 million of revenues from an independent validation and verification, or IV&V, contract, both of which commenced in fiscal 2006.  During fiscal 2006, revenues from these PSSI operations increased $0.7 million, or 2.2%, because of the commencement of the previously mentioned unemployment insurance and IV&V contracts, which contributed $7.1 million of additional revenues during fiscal 2006.  These increases were partially offset by a $4.5 million reduction in revenue from the completion or nearing completion of contracts in our financial management systems and E-Gov businesses and a $1.9 million reduction in revenue under a long-term systems integration contract.

Direct Costs (Discontinued Operations)

GBPO Direct Costs:  During fiscal 2007, direct costs from discontinued GBPO operations decreased $9.7 million, or 30.2%, from fiscal 2006.  The decrease is attributable primarily to the absence of $4.8 million of direct costs from four payment processing center contracts that expired during fiscal 2007 and mid-year in fiscal 2006.  A shift to lower cost, state-mandated electronic payment alternatives at another payment processing center reduced direct costs by $2.4 million during fiscal 2007.  In addition, SFAS 144 requires that we suspend depreciation on all held-for-sale assets, and the absence of this depreciation and amortization decreased our direct costs by $1.4 million in fiscal 2007.  The remaining $1.1 million decrease in direct costs is due to the completion or nearing completion of several smaller projects.  During fiscal 2006, direct costs from these GBPO operations increased $4.3 million, or 15.4%, over fiscal 2005, primarily because of the opening of a new payment processing center in mid-2005 and the previously mentioned call center, which resulted in combined increase in direct costs during fiscal 2006 of $7.4 million.  This increase was partially offset by a $3.0 million reduction in direct costs resulting from the expiration of three payment processing center contracts during fiscal 2006.

PSSI Direct Costs:  During fiscal 2007, direct costs from discontinued PSSI operations decreased $1.2 million, or 5.4%, from fiscal 2006 results.  The completion or nearing completion of the previously described employment insurance, financial management systems, and E-Gov projects, as well as the reduction in work on the systems integration project, resulted in a $3.8 million decrease in direct costs during fiscal 2007.  These decreases were partially offset by $2.5 million of additional expenses incurred on the new unemployment insurance and IV&V contracts discussed above.  During fiscal 2006, costs from our PSSI operations increased $2.7 million, or 13.6%, over fiscal year 2005.  Unemployment insurance and IV&V projects that commenced in fiscal 2006 caused us to incur $4.8 million of additional direct costs in fiscal 2006.  This increase was partially offset by a $2.1 million reduction in direct costs resulting from the completion of a number of financial management systems and E-Gov projects, as well as reduced work on a systems integration project.

Other Expenses (Discontinued Operations)

GBPO Other Expenses:  During fiscal 2007, general and administrative expenses for our GBPO discontinued operations increased $0.7 million primarily because of increased labor and labor-related expenses of administrative support services.  Selling and marketing expenses increased $0.5 million over the same period last year, primarily due to the allocation of corporate sales and marketing expenses to the specific operations they support.  During fiscal 2007, we recognized a $2.6 million impairment loss on our discontinued GBPO assets to write these assets down to fair value.  During fiscal 2006, general and administrative expenses for our GBPO discontinued operations increased $0.4 million over fiscal 2005 results.  This increase is due primarily to an increase in labor and labor-related expenses to support operations within our GBPO operations.  Selling and marketing expenses during fiscal 2006 increased $0.2 million from fiscal 2005 results, primarily due to an increase in commission paid to employees for successful marketing efforts in obtaining new contracts.

PSSI Other Expenses:  During fiscal 2007, general and administrative expenses for discontinued PSSI operations increased $2.5 million over the same period last year, primarily because of the recognition of

$1.8 million of preliminary technical feasibility work on an internally developed software project and a $0.7 million increase in the bad debt reserve for a specific account.  Selling and marketing expenses increased $0.9 million over fiscal 2006, primarily from the allocation of corporate selling and marketing expenses to the specific businesses they support.  During fiscal 2006, general and administrative expenses for our discontinued PSSI operations increased $0.5 million over fiscal 2005, primarily because of additional cost of labor and labor-related expenses of administrative support services.  Selling and marketing expenses during fiscal 2006 decreased $0.4 million from fiscal 2005 results, primarily due to the absence of labor and labor related expenses.

Income Tax Provision (Discontinued Operations)

We recorded income tax provisions of $456,000 in fiscal 2006 relating to our discontinued Australian operations. In fiscal 2002, we disposed of most of our Australian operations and in fiscal 2003 requested and received $6.5 million of federal income tax refunds associated with this disposal.  Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service.  Since October 2003, we increased our reserve by $1.1 million to recognize the potential interest and penalties we could have incurred if the Internal Revenue Service made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and approved the $6.5 million refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million reserve for refunds and the $1.1 million reserved for potential interest and penalties. This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as Income from discontinued operations, net in accordance with SFAS 144.  In May 2007, we were notified by the Australian government that our operations in Australia, which were primarily disposed of in fiscal 2002, were able to be fully liquidated.  In fiscal year 2007, we recorded $0.5 million of net income associated with the reversal of certain accruals that had been recorded in anticipation of costs, which did not actualize, associated with the final close-out of the Australian operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions.  Under our Second Amendment to Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At September 30, 2007, we had $5.5 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, insurance and a property lease.

Net Cash from Continuing Operations—Operating Activities.  During fiscal 2007, our operating activities from continuing operations provided $0.4 million of cash.  This reflects $18.3 million from continuing operations and $15.8 million of non-cash items.  During fiscal 2007, $3.6 million of cash was generated by a decrease in Prepaid expenses and other current assets, primarily due to the reduction of long-term retainer receivable and $0.1 million of cash was generated by an increase in deferred revenue, primarily due to the completion or near completion of several projects.  An increase in accounts receivable, net and unbilled receivables used $0.7 million of cash and $0.3 million was used by a decrease in accounts payable.

During fiscal 2006, our operating activities from continuing operations used $10.0 million of cash, including $18.9 million net loss and $7.3 million of non-cash items.  During fiscal 2006, $1.3 million of cash was generated by a decrease in the balance of accounts receivable, due to our successful collection efforts and $1.0 million of cash was generated by an increase in accounts payable and other accrued liabilities.  These increases were partially offset by: a $0.3 million of cash due to a reduction in income tax receivable; $0.2 million reduction in prepaid expenses and other assets; and $0.1 million reduction in deferred income.

During fiscal 2005, the operating activities of our continuing operations used $11.1 million of cash, including $19.5 million of net losses from continuing operations and $7.1 million of non-cash items.  During fiscal 2005,

$1.6 million of cash was generated by a decrease in prepaid expenses and other assets and $1.1 million was generated by an increase in deferred income.  These increases were offset primarily by $0.8 million of cash used to support higher accounts receivable levels from increased sales; $0.4 million of cash used by an increase in accounts receivable and unbilled receivables; and $0.3 million of cash due to a reduction in income tax receivable.

Net Cash from Continuing Operations—Investing Activities.  Net cash used in our investment activities from continuing operations for fiscal 2007 was $11.9 million, including $21.0 million of cash used to purchase marketable securities, offset by $3.6 million of cash provided by sales and maturities.  In addition, $22.6 million of cash was used to purchase restricted investments required to collateralize performance bonds, offset by $20.1 million of cash generated by sales and maturities of restricted investments. In addition, we used $1.0 million of cash to purchase equipment and software.  The repayment of notes and accrued interest from a former Chief Executive Officer and Chairman of the Board provided $4.4 million of cash.  Proceeds from the sale of an unconsolidated affiliate provided $4.8 million.  In addition, $0.2 million of cash was used by other investing activities.

Net cash used in our investment activities from continuing operations for fiscal 2006 was $10.7 million, including $46.0 million used to purchase marketable securities, offset by $44.3 million of cash provided by sales and maturities.  In addition, $14.3 million of cash was used to purchase restricted investments in the form of certificates of deposit required to collateralize performance bonds, offset by $6.6 million of cash generated by sales and maturities of restricted investments. In addition, we used $1.3 million of cash to purchase equipment and software.

During fiscal 2005, our continuing operations used $4.7 million of cash for investing activities, including $75.7 million used to purchase available-for-sale securities, offset by $72.7 million of cash generated by sales and maturities.  In addition, the maturities of restricted investments generated $3.3 million of cash, the proceeds of which were invested in securities. The purchase of our investment in CPAS and the assets of MyLocalGov.com used $4.1 million of cash and the purchase of equipment and software used $1.2 million of cash.  Other investing activities used $0.1 million of cash.  Finally, the repayment of a note from a former Chief Executive Officer and Chairman of the Board generated $0.4 million in cash.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from continuing operations for fiscal 2007 was $187,000, including $213,000 provided by the exercise of options to purchase our common stock, partially offset by the use of $26,000 for capital lease obligations.

Net cash used in our financing activities from continuing operations for fiscal 2006 was $31,000, including $69,000 provided by the exercise of options to purchase our common stock, partially offset by the use of $38,000 for capital lease obligations.

During fiscal 2005, $225,000 was provided by the financing activities of our continuing operations.  The amount represents $302,000 of proceeds provided by the exercise of options to purchase our common stock, partially offset by $77,000 of cash used for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During fiscal 2007, our operating activities from discontinued operations provided $13.4 million of cash.  This reflects $15.2 million of net income offset by $1.8 million used for non-cash items, of which $2.6 million relates to the write-down of goodwill and held-for-sale assets, offset by the reversal of a $7.6 million federal income tax reserve, which had been initially recorded in October 2003, pending an IRS review of a refund we received associated with the disposal of our former Australian operations and $0.5 million associated with the liquidation of our Australian operations.

During fiscal 2006, our operating activities from discontinued operations generated $14.7 million of cash, including $9.5 million of net income and $5.2 million of non-cash items.  During fiscal 2005, the operating activities of our discontinued operations generated $24.0 million of cash, including $20.6 million of net income and $3.3 million of non-cash items.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investment activities from discontinued operations for fiscal 2007 was $4.0 million, primarily used to purchase equipment and software, and fund internally developed software.  Net cash used in our investment activities from discontinued operations for fiscal 2006 was $3.5 million, primarily to purchase equipment and software for a payment processing center project. During fiscal 2005, our discontinued operations used $8.9 million of cash for investing activities, primarily used to purchase equipment and software for a payment processing center.

Net Cash from Discontinued Operations—Financing Activities.  Net cash used in our financing activities from discontinued operations for fiscal 2007, 2006 and 2005 was for capital lease obligations.  We used $6,000 in cash in fiscal 2007, $45,000 in fiscal 2006 and $44,000 in fiscal 2005.

We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of the billing and collection of large project milestones.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities will be adequate to fund our operations for at least fiscal 2008.  There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including:  potential acquisitions; initiation of large child support payment processing contracts that typically require large cash outlays for capital expenditures and staff-up costs; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility; and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

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

SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  We derive revenues primarily from transaction and payment processing, systems design and integration and maintenance and support services.  We recognize revenues in accordance with accounting principles generally accepted in the United States, which, in some cases, require us to estimate costs and project status.  The primary methods that we use to recognize revenues are described below:

•	Transaction-based contracts—revenues are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed;

•	Fixed-price contracts—revenues are recognized either on a percentage-of-completion basis or when our customers accept the services we provide;

•	Time and materials contracts—revenues are recognized when we perform services and incur expenses;

•	Delivery-based contracts—revenues are recognized when we have delivered, and the customer has accepted, the product or service;

•
Software licenses—revenues are recognized for perpetual software licenses upon delivery when the fees are fixed and determinable, collection is probable and specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  Revenues for software licenses with a fixed term are recognized on a straight-line period over the term of the license; and

•	Software maintenance contracts—revenues are recognized on a straight-line basis over the contract term, which is typically one year.

Any given contract may contain one or more elements with attributes of more than one of the contract types described above.  In those cases, we account for each element separately, using the applicable accounting standards.  In addition, we also establish an allowance for credit card reversals and charge-backs as part of our revenue recognition practices.  For all our operations, the amount and timing of our revenue is difficult to predict.  Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Collectibility of Receivables. Accounts receivable includes funds that are due to us to compensate us for the services we provide to our customers.  In addition, under certain GBPO contracts we are obligated to fund any payments that we misapplied and checks that we received for insufficient funds.  We record the amounts that we fund for misapplied payments and insufficient funds checks as receivables until the amounts can be collected, or we determine the amounts cannot be collected.  We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balance.  Each quarter we adjust this allowance based upon management’s review and assessment of each category of receivable.  Factors that we consider to establish this adjustment include the age of receivables, past payment history and the demographics of the associated debtors.  Our allowance for uncollectible accounts is based both on the performance of specific debtors and upon general categories of debtors.

Goodwill and Other Intangible Assets. We review goodwill and purchased intangible assets with indefinite lives for impairment annually at the reporting unit level (operating segment) and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets, or SFAS 142.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Held-For-Sale Assets and Liabilities. Held-for-sale assets and liabilities are presented on our Consolidated Balance Sheet at the lower of their carrying value or fair value less costs to sell, once the criteria for held-for-sale status has been met.  In accordance with Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144, assets are not depreciated or amortized while they are classified as held-for-sale.  When an asset group is classified as held-for-sale and during subsequent interim periods, we also evaluate goodwill for impairment at the segment level whenever the businesses classified as held-for-sale have been fully integrated into the segment and the acquired goodwill benefits the rest of the reporting unit.  Otherwise, the carrying value of the acquired goodwill is included in the carrying amount of the business to be disposed of in accordance with SFAS 142.

Investments. We review our investments quarterly to identify other-than-temporary impairments in accordance with SFAS 115—Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No 59—Accounting for Noncurrent Marketable Equity Securities.  This determination requires us to use significant judgment in evaluating a number of factors, including: the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology and operational and financing cash flow; and our intent and ability to hold the investment.  When investments exhibit unfavorable attributes in these and other areas, we conduct additional analyses to determine whether the fair value of the investment is other-than-temporarily impaired.

Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty.  SFAS 5—Accounting for Contingencies, which requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate a number of factors including, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially impact our financial position and our results of operations.

Income Taxes. SFAS 109—Accounting for Income Taxes, or SFAS 109, establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

Discontinued Operations. SFAS 144 provides guidance on the presentation of discontinued operations from the disposal of a segment to the disposal of a component of the entity, as well as the timing of this presentation.  We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations should no longer be classified as continuing operations.

Share-Based Compensation.  SFAS 123(R)—Share-Based Payment, or SFAS 123R, requires public companies to expense employee share-based payments based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the options will be outstanding.

RECENT ACCOUNTING STANDARDS

SFAS 157—Fair Value Measurements.In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157.  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  We expect to adopt this standard beginning in October 2008.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

FIN 48—Accounting for Uncertainty in Income Taxes.  In July 2006, FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, or FIN 48, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We will implement FIN 48 beginning on October 1, 2007.  We do not expect that the adoption of this standard will have a material effect.

SFAS 159—The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued Statement of Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which allows companies to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earning at each subsequent reporting date.  The principle can be applied on an instrument by instrument basis, is irrevocable and must be applied to the entire instrument.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of each reporting fiscal year beginning after November 15, 2007.  We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Indemnification Agreements

We have indemnification agreements with each of our directors and executive officers and one non-executive officer.  These agreements provide such persons with indemnification, to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the General Corporation Law of the State of Delaware, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on behalf of Tier, subject to certain limitations.

Employment Agreement

As of September 30, 2007, five executives, one former executive and 24 other key managers had employment and change of control agreements with us.  If certain termination or change of control events were to occur under these contracts, we could be required to pay up to $5.5 million.  During October 2007, we entered into employment agreements with two of our executives, which supersede the change of control agreements referenced above for these executives.  See Note 16—Subsequent Events for information regarding these employment agreements and a key change to the status of two of our executive officers.

As of September 30, 2007, we also had agreements with 32 key employees under which these individuals will be entitled to receive three to twelve months of their base salaries over a one to two year period, after completing defined employment service periods.  During fiscal 2008, we expect to recognize $0.9 million in expense relating to these agreements.  During fiscal 2009, we expect to recognize $0.3 million.

As of September 30, 2007, we also had change of control agreements with 38 key GBPO and PSSI employees.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months COBRA benefits should certain change of control events occur.  Under these agreements we would be required to pay up to $2.4 million.

We believe it is important to have these contracts in place in order to retain key individuals and to ensure a continuity of operations, especially in fiscal 2008 when we expect to finalize the divestiture of certain business units and to restructure our corporate operations.

Contractual Obligations

We have contractual obligations to make future payments on lease agreements, none of which have remaining terms that extend beyond five years.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time.  The most significant purchase obligation is for contracts with our subcontractors.  The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2007.  All of these obligations are due within five years.

(in thousands)	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Capital lease obligations (equipment)	$108	$47	$58	$3

Operating lease obligations:
Facilities leases	6,360	3,339	3,021	—
Equipment leases	87	58	29	—

Purchase obligations:
Subcontractor	1,974	1,818	156	—
Purchase order	274	274	—	—
Total contractual obligations	$8,803	$5,536	$3,264	$3

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at September 30, 2007, the fair value of the portfolio would decline by about $23,000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston, Virginia

We have audited the consolidated balance sheets of Tier Technologies, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended September 30, 2007.  Our audits also included the financial statement schedule of Tier Technologies, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Tier Technologies, Inc. and subsidiaries changed their method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Standards No. 123(R), “Share-Based Payment”, effective October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Tier Technologies, Inc.’s  internal control over financial reporting and an unqualified opinion on the effectiveness of Tier Technologies, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Vienna, Virginia
December 13, 2007

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,516	$18,468
Investments in marketable securities	57,815	36,950
Accounts receivable, net	5,083	5,274
Unbilled receivables	546	1,916
Prepaid expenses and other current assets	2,160	2,615
Current assets—held-for-sale	36,705	36,612
Total current assets	118,825	101,835

Property, equipment and software, net	3,745	3,954
Goodwill	14,526	22,980
Other intangible assets, net	17,640	21,879
Restricted investments	11,526	12,287
Investment in unconsolidated affiliate	—	3,978
Other assets	162	2,947
Total assets	$166,424	$169,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$878	$871
Accrued compensation liabilities	4,710	3,605
Accrued subcontractor expense	522	426
Accrued discount fees	4,529	3,631
Deferred income	2,649	2,520
Other accrued liabilities	4,160	6,459
Liabilities of discontinued operations	—	7,599
Current liabilities—held-for-sale	11,262	9,180
Total current liabilities	28,710	34,291

Other liabilities	200	1,359
Total liabilities	28,910	35,650

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital—Shares authorized: 44,260; shares issued: 20,425 and 20,383; and shares outstanding: 19,541 and 19,499	186,417	184,387
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Notes receivable from related parties	—	(4,275)
Accumulated other comprehensive loss	—	(33)
Accumulated deficit	(40,219)	(37,185)
Total shareholders’ equity	137,514	134,210
Total liabilities and shareholders’ equity	$166,424	$169,860
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2007	2006	2005

Revenues	$111,148	$96,492	$78,695

Costs and expenses:
Direct costs	83,891	71,670	59,951
General and administrative	27,486	32,860	24,176
Selling and marketing	8,243	9,162	8,836
Depreciation and amortization	4,573	5,133	5,973
Write-down of goodwill and intangible assets	9,232	—	—
Total costs and expenses	133,425	118,825	98,936

Loss from continuing operations before other income and income taxes	(22,277)	(22,333)	(20,241)

Other income:
Income (loss) from investments:
Equity in net income (loss) of unconsolidated affiliate	475	445	(168)
Realized foreign currency gain	239	—	—
Gain on sale of unconsolidated affiliate	80	—	—
Loss on sale of investment	—	—	(501)

Interest income, net	3,300	2,938	1,543
Other income	—	74	—
Total other income	4,094	3,457	874

Loss from continuing operations before income taxes	(18,183)	(18,876)	(19,367)
Income tax provision	76	45	127

Loss from continuing operations	(18,259)	(18,921)	(19,494)
Income from discontinued operations, net	15,225	9,470	20,620

Net (loss) income	$(3,034)	$(9,451)	$1,126

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.94)	$(0.97)	$(1.00)
From discontinued operations	0.78	0.49	1.06
(Loss) earnings per share—Basic and diluted	$(0.16)	$(0.48)	$0.06

Weighted average common shares used in computing:
Basic and diluted (loss) earning per share	19,512	19,495	19,470
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Issued			Treasury Stock
(in thousands)	Shares	Amount	Paid-in- capital	Shares	Amount	Notes receivable from related parties	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders' equity
Balance at September 30, 2004	20,324	$180,820	$659	(884)	$(8,684)	$(4,113)	$(128)	$(28,860)	$139,694
Net income	—	—	—	—	—	—	—	1,126	1,126
Exercise of stock options	10	54	6	—	—	—	—	—	60
Common stock issuance—business combinations	7	79	—	—	—	—	—	—	79
Common stock issuance—other	33	242	—	—	—	—	—	—	242
Conversion of Class B common stock to $0.01 par value common stock	—	(180,991)	180,991	—	—	—	—	—	—
Notes and interest receivable from related parties	—	—	206	—	—	115	—	—	321
Unrealized gain on investments	—	—	—	—	—	—	70	—	70
Realized gain on investments	—	—	—	—	—	—	19	—	19
Foreign currency translation adjustment	—	—	—	—	—	—	(72)	—	(72)
Balance at September 30, 2005	20,374	204	181,862	(884)	(8,684)	(3,998)	(111)	(27,734)	141,539
Net loss	—	—	—	—	—	—	—	(9,451)	(9,451)
Exercise of stock options	9	—	69	—	—	—	—	—	69
Interest receivable from related parties	—	—	277	—	—	(277)	—	—	—
Share-based payment	—	—	1,975	—	—	—	—	—	1,975
Unrealized gain on investments	—	—	—	—	—	—	53	—	53
Foreign currency translation adjustment	—	—	—	—	—	—	25	—	25
Balance at September 30, 2006	20,383	204	184,183	(884)	(8,684)	(4,275)	(33)	(37,185)	134,210
Net loss	—	—	—	—	—	—	—	(3,034)	(3,034)
Exercise of stock options	42	—	213	—	—	—	—	—	213
Notes and interest receivable from related parties	—	—	126	—	—	4,275	—	—	4,401
Share-based payment	—	—	1,691	—	—	—	—	—	1,691
Unrealized gain on investments	—	—	—	—	—	—	2	—	2
Impact of realized foreign currency gains	—	—	—	—	—	—	(239)	—	(239)
Foreign currency translation adjustment	—	—	—	—	—	—	270	—	270
Balance at September 30, 2007	20,425	$204	$186,213	(884)	$(8,684)	$—	$—	$(40,219)	$137,514
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended September 30,
(in thousands)	2007	2006	2005
Net (loss) income	$(3,034)	$(9,451)	$1,126
Other comprehensive (loss) income, net of taxes:
Investments in marketable securities:
Unrealized gain	2	53	19
Less impact of realized losses (transferred from accumulated other comprehensive income and included in net income)	—	—	70

Foreign currency translation:
Foreign currency translation adjustment	270	25	(72)
Less impact of realized gains (transferred from accumulated other comprehensive income and included in net loss)	(239)	—	—
Other comprehensive income	33	78	17
Comprehensive (loss) income	$(3,001)	$(9,373)	$1,143

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,034)	$(9,451)	$1,126
Less: Income from discontinued operations, net	15,225	9,470	20,620
Loss from continuing operations, net	(18,259)	(18,921)	(19,494)
Non-cash items included in net income from continuing operations:
Depreciation and amortization	4,664	5,343	6,106
(Gain) loss on retirement of equipment and software	(8)	76	41
Provision for doubtful accounts	(49)	809	259
Equity in net income of unconsolidated affiliate	(475)	(445)	168
Gain on sale of unconsolidated affiliate	(80)	—	—
Foreign currency translation gain realized on sale of unconsolidated affiliate	(239)	—	—
Share-based compensation	1,520	1,768	—
Accrued forward loss on contracts	3	(270)	—
Settlement of pension contract	1,254	—	—
Write-down of goodwill and intangible assets	9,232	—	571
Other non-cash items included in net income	8	37	(90)
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	(667)	1,289	(359)
Prepaid expenses and other assets	3,579	(229)	1,638
Accounts payable and accrued liabilities	(262)	961	(800)
Income taxes receivable	3	(336)	(262)
Deferred income	129	(70)	1,112
Cash provided by (used in) operating activities from continuing operations	353	(9,988)	(11,110)
Cash provided by operating activities from discontinued operations	13,420	14,748	23,960
Cash provided by operating activities	13,773	4,760	12,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(21,012)	(45,950)	(75,702)
Sales and maturities of marketable securities	3,550	44,278	72,669
Purchases of restricted investments	(22,611)	(14,255)	—
Sales and maturities of restricted investments	20,098	6,570	3,328
Purchase of equipment and software	(917)	(1,312)	(1,225)
Repayment of notes and accrued interest from related parties	4,401	—	411
Proceeds from sale of unconsolidated affiliate	4,784	—	—
Business combinations, net of cash acquired	—	—	(4,135)
Other investing activities	(164)	—	(64)
Cash used in investing activities for continuing operations	(11,871)	(10,669)	(4,718)
Cash used in investing activities for discontinued operations	(4,024)	(3,458)	(8,916)
Cash used in investing activities	(15,895)	(14,127)	(13,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	213	69	302
Capital lease obligations and other financing arrangements	(26)	(38)	(77)
Cash provided by financing activities from continuing operations	187	31	225
Cash used in financing activities for discontinued operations	(6)	(45)	(44)
Cash provided by (used in) financing activities	181	(14)	181
Effect of exchange rate changes on cash	(11)	17	(60)
Net (decrease) in cash and cash equivalents	(1,952)	(9,364)	(663)
Cash and cash equivalents at beginning of period	18,468	27,832	28,495
Cash and cash equivalents at end of period	$16,516	$18,468	$27,832

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended September 30,
(in thousands)	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$13	$23
Income taxes paid, net	$128	$248	$34
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on shareholder notes	$126	$277	$206
Equipment acquired under capital lease obligations and other financing arrangements	$26	$78	$40
Class B common stock issued in business combination and acquisition	$—	$—	$79
See Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATIONAL OVERVIEW

Tier Technologies, Inc., or Tier or the Company, provides federal, state and local government and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integrations services.  During fiscal 2007, we undertook a strategic initiative that evaluated the risks, costs, benefits and growth potential of each of our product lines and services.  As a result of this process, we concluded that our company's focus should be on our core business—Electronic Payment Processing, or EPP.  As such, we began to seek buyers for certain portions of our business in April 2007.

At the beginning of fiscal 2007 our company was organized into three segments:  EPP, Government Business Process Outsourcing, or GBPO, and Packaged Software and Systems Integration, or PSSI.  During fiscal 2007, we reorganized our business to facilitate the growth of our electronic payment processing services, as well as the timely and efficient transfer of the operations that we held-for-sale to potential buyers.  By September 30, 2007, our number of segments evolved from three segments down to one operating segment, certain wind-down operations and the operations of our discontinued, or held-for-sale businesses.

As of September 30, 2007, our Continuing Operations were composed of:

•
Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP services are provided by our two wholly owned subsidiaries:  Official Payments Corporation, or OPC, and EPOS Corporation, or EPOS;

•
Wind-down operations—represents portions of our GBPO and PSSI operations that we expect to wind-down over a five-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we are divesting.  These operations include:

o	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance;

o	Health and Human Services (formerly part of GBPO)—provides certain consulting services to state agencies; and

o	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

•	Corporate Operations—represents those functions that support our corporate governance, as well as certain shared-services, including information technology and business development.

Our Discontinued Operations, or held-for sale businesses, represent those portions of GBPO and PSSI for which we are seeking buyers, including the following:

•	GBPO Discontinued Operations—include our child support payment processing, child support financial institution data match services, and computer telephony and call centers operations; and

•	PSSI Discontinued Operations—include our financial management systems, unemployment insurance administration systems, systems integration and independent validation and verification lines of business.

On June 29, 2007 we sold our 46.96% investment in the outstanding common stock of CPAS Systems, Inc., or CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  Previously, we reported our investment in CPAS under the equity method of accounting.

All historical financial information presented in our Consolidated Financial Statements and Notes to Our Consolidated Financial Statements has been reclassified to conform to the current year’s presentation.  For additional information about our continuing operations, see Note 12—Segments.  For additional information about the businesses that we have classified as held-for-sale, see Note 15—Discontinued Operations.

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

Principles of Consolidation.  The financial statements include the accounts of Tier Technologies, Inc. and its subsidiaries.  Intercompany transactions and balances have been eliminated.  Prior to the sale of our investment in CPAS, Inc. (an investment in which we exercised significant influence, but did not control or act as the primary beneficiary) in June 2007, we accounted for our 46.96% interest in CPAS using the equity method, under which our share of CPAS’ net income (loss) was recognized in the period in which it was earned by CPAS.

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

Foreign Currencies.  We use the local foreign currency as the functional currency to translate our investment in certain inactive operations and our former investment in CPAS.  The assets and liabilities of the subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date, revenues and expenses are translated using the average exchange rate for the period and gains and losses from this translation process are included in Other comprehensive income in the shareholders’ equity section of our Consolidated Balance Sheets.

Cash and Cash Equivalents.  Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value, based on quoted market prices.  Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions.

In the course of operating a payment processing center for a client, we have maintained one or more bank accounts to deposit and disburse funds for the client.  The cash balance of the accounts and the related liability of the same amount was netted in the accompanying Consolidated Balance Sheets, since we had the right to offset such amounts.  Beginning on July 1, 2007 we no longer had transactions which required the maintenance of a cash account with an offsetting liability.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.  In addition, our OPC subsidiary records a sales return allowance, calculated monthly at 0.35% of gross revenues on the applicable contracts, to establish an allowance for the reversal of convenience fees.  Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal.  Additions to the provision for bad debts are included in General and administrative on our Consolidated Statements of Operations, while the provision for sales return allowance is included in Revenues.  The balance of our allowance for doubtful accounts for continuing operations was $1.2 million at September 30, 2007 and $0.9 million at September 30, 2006.

Fair Value of Financial Instruments.  The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Investments in Marketable Securities.  Investments in marketable securities are composed of available-for-sale securities. Restricted investments pledged in connection with performance bonds and real estate operating leases are reported as Restricted investments on the Consolidated Balance Sheets.  Unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents are classified on the Consolidated Balance Sheets as Investments in marketable securities.  Our investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices.  Increases and decreases in fair value are recorded as unrealized gains and losses in Other comprehensive income.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in Loss on sale of investment.  Interest earned is included in Interest income, net.

Advertising Expense.  We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place.  We incurred $0.7 million during fiscal year 2007, $0.4 million during fiscal 2006 and $0.4 million during fiscal 2005, of net advertising expenses from continuing operations.

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

We expense the cost of software that we expect to sell, lease or market as research and development costs, prior to the time that technical feasibility is established.  Once technical feasibility is established, we capitalize software development costs until the date that the software is available for sale.  Similarly, we expense the costs incurred for software that we expect to use internally until the preliminary project stage has been completed.  Subsequently, we capitalize direct service and material costs, as well as direct payroll and payroll-related costs and interest costs incurred during development.  We amortize capitalized software costs at the greater of (a) the ratio of current revenues to total projected revenues or (b) the straight-line method over the estimated remaining economic life of the software.

Goodwill.  Goodwill is tested for impairment on an annual basis during the fourth fiscal quarter and between annual tests if indicators of potential impairment exist, using a fair-value based approach.  During the third quarter of fiscal 2007, due to our intentions to sell the majority of our GBPO and PSSI operations we tested the goodwill associated with the assets of these operations for impairment.  We recorded goodwill impairment of $8.5 million for continuing operations and $2.5 million for discontinued operations during fiscal 2007, as a result of the reclassification of assets and liabilities to a held-for-sale status.

Intangible Assets.  We amortize intangible assets with finite lives using the straight-line method over their estimated benefit period, ranging from one to ten years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Initially in April 2007, we classified our VSA operations as held-for-sale.  At that time we suspended all depreciation and amortization of long-term VSA assets in accordance with SFAS 144.  When we reclassified the VSA assets back to held and used in September 2007, we determined that the carrying value at March 31, 2007, adjusted for depreciation that would have been recognized through September 2007, was less than fair value at September 30, 2007.  To comply with this requirement, we reduced the fair value of our intangible assets by $0.7 million.  In addition, we recognized an impairment loss of $0.2 million on two of our other wind-down businesses during fiscal 2007, which we recorded as a reduction of intangible assets.

Held-For-Sale Assets and Liabilities. Held-for-sale assets and liabilities are presented on our Consolidated Balance Sheet at the lower of their carrying value or fair value less costs to sell, once the criteria for held-for-sale status has been met.  In accordance with Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144, assets are not depreciated or amortized while they are classified as held-for-sale. At that time the asset group is classified as held-for-sale and during each subsequent reporting period, we also evaluate goodwill for impairment at the segment level, whenever the businesses classified as held-for-sale have been fully integrated into the segment and the acquired goodwill benefits the rest of the reporting unit.  In the event that the asset group being disposed of represents a business that is part of a segment, we allocate goodwill to be included in the carrying amount of the business based on the relative fair values of the business to be disposed of in relation to the remaining businesses in the segment, in accordance with Statement of Accounting Standards No. 142—Goodwill and Other Intangibles.

(Loss) Earnings Per Share.  Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Share-Based Payment.  Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R)—Share-Based Payment, or SFAS 123R, which requires companies to expense share-based compensation based on fair value.

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109—Accounting for Income Taxes, or SFAS 109, which requires the use of the liability method in accounting for income taxes.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive (Loss) Income.  Our comprehensive income is composed of net (loss) income, foreign currency translation adjustments and unrealized gains (losses) on marketable investment securities, net of related taxes.

Guarantees.  We record guarantees at the fair value of the guarantee at its inception when a guarantor is required to make payments to the guaranteed party upon failure of the third party to perform under the obligations of the contract.

Accrued Discount Fees.  Our direct costs for our EPP operations primarily consist of credit card interchange fees, in addition to assessments and other costs passed onto us by our processors.  Collectively, these fees and costs are considered to be discount fees.  Discount fees are charged to us as a percentage of the dollar volume we transact, and for expense purposes, are incurred during the month that the related transaction is authorized for payment.  Accrued discount fees represent the total amount of discount fees which have been incurred by us on authorized transactions, but have yet to be remitted by us as of the reporting date.  Discount fees are typically remitted by us in the calendar month which follows the date of transaction authorization.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157—Fair Value Measurements.  In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157.  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  We expect to adopt this standard beginning in October 2008.  We do not expect that the adoption of SFAS 157 will have a material effect on our financial position and results of operations.

FIN 48—Accounting for Uncertainty in Income Taxes.  In July 2006, FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, or FIN 48, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We implemented FIN 48 on October 1, 2007.  We do not expect that FIN 48 will have a material effect on our financial position or results of operation.

SFAS 159—The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued Statement of Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which allows companies to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earning at each subsequent reporting date.  The principle can be applied on an instrument by instrument basis, is irrevocable and must be applied to the entire instrument.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of each reporting fiscal year beginning after November 15, 2007.  We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operations.

NOTE 3—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year ended September 30,
(in thousands, except per share data)	2007	2006	2005
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(18,259)	$(18,921)	$(19,494)
Discontinued operations, net of income taxes	15,225	9,470	20,620
Net (loss) income	$(3,034)	$(9,451)	$1,126
Denominator:
Weighted-average common shares outstanding	19,512	19,495	19,470
Effects of dilutive common stock options	—	—	—
Adjusted weighted-average shares	19,512	19,495	19,470
(Loss) earnings per basic and diluted share
From continuing operations	$(0.94)	$(0.97)	$(1.00)
From discontinued operations	$0.78	$0.49	$1.06
(Loss) earnings per basic and diluted share	$(0.16)	$(0.48)	$0.06

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands)	2007	2006	2005
Weighted-average options excluded from computation of diluted (loss) earnings per share	1,523	2,022	1,893

In addition, 154,500 shares at September 30, 2007 and 91,000 shares at September 30, 2006, of common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

NOTE 4—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the fiscal year ended September 30, 2007, our contract with the Internal Revenue Service contributed revenues of $28.1 million, or 25.3%, of our revenues from continuing operations.  During fiscal year 2006, this contract generated $25.0 million, or 25.9%, of our revenues from continuing operations.

Accounts receivable, net.  As of September 30, 2007 and 2006, we reported $5.1 million and $5.3 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables to our customers and other parties and retainers that we expect to receive.  Approximately 64.4% and 74.8% of the balances reported at September 30, 2007 and 2006, respectively, represent accounts receivable, net that are attributable to operations that we intend to wind-down during the course of the next five years (See Note 12—Segment Information, for additional information about our wind-down operations).  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPP customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of September 30, 2007 and 2006, Accounts receivable net, included an allowance for uncollectible accounts of $1.2 million and $0.9 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  At September 30, 2007, Accounts receivable, net included $0.8 million of retainers that we expected to receive in one year.  At September 30, 2006, Accounts receivable, net included $1.0 million of retainers that we expected to receive in one year and Other assets on our

 Consolidated Balance Sheet included $2.8 million of retainers that we expected to be outstanding for more than one year.

Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work.  At September 30, 2007, total unbilled receivables, all of which are expected to become billable in one year, were $0.5 million, of which one customer accounted for 56.2% of the total and another customer accounted for the remaining 43.8% of the total.  At September 30, 2006, total unbilled receivables, all of which were expected to become billable in one year, were $1.9 million, of which three customers accounted for 50.0%, 32.2% and 17.9%, respectively, of the total.

All of the retainers and unbilled receivable balances discussed above are associated with businesses that we intend to wind-down over the next five years (See Note 12—Segment Information).

NOTE 5—INVESTMENTS

Debt and Equity Securities

Investments are composed of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and EquitySecurities, or SFAS 115.  Restricted investments totaling $5.5 million at September 30, 2007 and $12.3 million at September 30, 2006 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in March 2010.  At September 30, 2007, a $6.0 million money market investment was also used as a compensating balance for a bank account used for certain operations.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less, as of the date of purchase, are classified as cash equivalents.  We exclude from cash equivalents certain investments such as mutual funds and auction rate securities.  Securities such as these, and all other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents, are classified on the Consolidated Balance Sheets as Investments in marketable securities.  Except for our investment in CPAS and our restricted investments, all of our investments are categorized as available-for-sale under SFAS 115.  As such, our securities are recorded at estimated fair value, based on quoted market prices.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	September 30, 2007			September 30, 2006
(in thousands)	Amortized cost	Unrealized loss	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$3,537	$—	$3,537	$9,053	$—	$9,053
Total investments included in cash and cash equivalents	3,537	—	3,537	9,053	—	9,053

Investments in marketable securities:
Debt securities (Primarily state and local bonds/notes)	54,400	—	54,400	36,950	—	36,950
Certificates of deposit	3,415	—	3,415	—	—	—
Total investments in marketable securities	57,815	—	57,815	36,950	—	36,950

Restricted investments:
Certificates of deposit	5,526	—	5,526	8,941	—	8,941
Money market	6,000	—	6,000	—	—	—
U.S. government sponsored enterprise obligations	—	—	—	3,348	(2)	3,346
Total restricted investments	11,526	—	11,526	12,289	(2)	12,287

Total investments	$72,878	$—	$72,878	$58,292	$(2)	$58,290

As of September 30, 2007, all of the debt securities that were included in marketable securities had remaining maturities in excess of ten years.  While all of these debt securities have long-term maturities, all of our debt securities are auction rate securities with interest that typically resets every 28 days.

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

If we determine impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment.  At September 30, 2007 and September 30, 2006, we do not believe that any of our investments were other-than-temporarily impaired.

Equity Investments

In June 2007 we sold our 46.96% investment of the outstanding common stock of CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  The sale price was approximately equal to the US-dollar equivalent of our book value in the CPAS investment as of June 30, 2007, plus estimated taxes and other disposal costs.  In June 2007, we recorded a gain of $80,000 on the sale of this investment and realized a foreign currency gain on the investment of $239,000.

NOTE 6—PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2007	2006
Software	$749	$525
Computer equipment	5,056	4,996
Furniture and equipment	3,328	2,788
Land and building	2,452	2,452
Leasehold improvements	508	503
Total property, equipment and software, gross	12,093	11,264
Less: Accumulated depreciation and amortization	(8,348)	(7,310)
Total property, equipment and software, net	$3,745	$3,954

We depreciate fixed assets on a straight-line basis over their estimated useful lives.  Leasehold improvements are amortized over the lesser of the estimated remaining life of the leasehold or the remaining term of the lease. Depreciation and amortization expense associated with property, equipment and software that we held and used for our continuing operations is reported on the following lines on our Consolidated Statements of Operations:

	Year ended September 30,
(in thousands)	2007	2006	2005
Depreciation and amortization expenses for property, equipment and software:
Included in Direct costs:
Software	$12	$3	$3
Equipment	78	184	130
Total included in Direct costs	90	187	133
Included in Depreciation and amortization:
Software	171	95	122
Equipment	828	705	899
Total included in Depreciation and amortization	999	800	1,021
Total depreciation and amortization expense for property, equipment and software	$1,089	$987	$1,154

In addition to the depreciation and amortization reflected in the above table, the line titled Income from discontinued operation, net on our Consolidated Statements of Operations included depreciation and amortization expenses of $1.9 million for fiscal 2007, $3.6 million for fiscal 2006 and $2.6 million for fiscal 2005.  These amounts represent depreciation and amortization expense that was recorded prior to April 2007 when these assets were classified as held for sale.  Property, equipment, software and capitalized leases used by our operations that are held-for-sale are reported as Current assets—held-for-sale on our Consolidated Balance Sheets.  See Note 15—Discontinued Operations for additional information.

The cost of assets acquired under capital leases for our continuing operations was approximately $0.3 million at September 30, 2007 and $0.5 million at September 30, 2006. The related accumulated depreciation and amortization was $0.2 million at September 30, 2007 and $0.4 million at September 30, 2006.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill during fiscal years 2007 and 2006 for our continuing and discontinued operations.  The goodwill for our continuing operations is reported on the line titled Goodwill on our Consolidated Balance Sheets, while the goodwill for our discontinued operations is included in the line titled Current assets—held-for-sale.

	Continuing Operations			Discontinued Operations
(in thousands)	EPP	Wind-down	Total	GBPO	PSSI	Total	Total
Balance at September 30, 2005	$14,526	$8,454	$22,980	$5,680	$8,907	$14,587	$37,567

Balance at September 30, 2006	14,526	8,454	22,980	5,680	8,907	14,587	37,567
Fiscal year 2007 goodwill impairment	—	(8,454)	(8,454)	(2,461)	—	(2,461)	(10,915)

Balance at September 30, 2007	$14,526	$—	$14,526	$3,219	$8,907	$12,126	$26,652

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS 142.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  Hence, our intention to sell the majority of our GBPO and PSSI assets and liabilities triggered a requirement to review the goodwill associated with these asset groups for impairment.  Because we intend to divest portions of two reporting units, we tested each business within our PSSI and GBPO segments for impairment.

We reviewed the goodwill for all asset groups classified as held-for-sale during the quarter ended June 30, 2007. In September 30, 2007, we reviewed for impairment the goodwill assets classified as held-for-sale, as well goodwill for our assets classified as held and used.  As a result of the June and September reviews, we identified the need to reduce goodwill by $8.5 million for our wind-down operations and $2.5 million for our discontinued GBPO operations.

Other Intangible Assets, Net

Initially in April 2007, we classified our VSA operations as held-for-sale.  At that time we suspended all depreciation and amortization of long-term VSA assets in accordance with SFAS 144.  As of September 30, 2007, we removed our VSA business from the held-for-sale classification.  We made this decision because the VSA business supports a portion of our EPP segment and because we believe the return for our stockholders would be greater if we were to continue to operate the VSA business for the near term.  At that time we reclassified the VSA assets back to held and used and we determined that the carrying value at April 2007, adjusted for depreciation and amortization that would have been recognized through September 2007, was less than fair value at September 30, 2007.  As a result, we were required to recognize an impairment loss of $0.7 million.  This impairment loss was allocated to our intangible assets based upon the amortization we would have accrued if VSA had never been classified as held-for-sale.  The following table summarizes our Other intangible assets, net, for our continuing operations:

		September 30, 2007			September 30, 2006
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	7-10 years	$28,749	$(13,840)	$14,909	$28,749	$(11,176)	$17,573
Impairment write-down		(341)	—	(341)	—	—	—
		28,408	(13,840)	14,568	28,749	(11,176)	17,573

Technology and research and development	5 years	4,289	(2,444)	1,845	4,289	(1,986)	2,303
Impairment write-down		(323)	—	(323)	—	—	—
		3,966	(2,444)	1,522	4,289	(1,986)	2,303

Trademarks	6 -10 years	3,214	(1,664)	1,550	3,214	(1,342)	1,872

Non-compete agreements	3 years	560	(529)	31	615	(484)	131
Impairment write-down		(31)	—	(31)	—	—	—
		529	(529)	—	615	(484)	131
Other intangible assets, net		$36,117	$(18,477)	$17,640	$36,867	$(14,988)	$21,879

Amortization expense for other intangible assets was $3.6 million for fiscal year 2007, $4.3 million for fiscal year 2006 and $4.5 million for fiscal year 2005, all of which is related to continuing operations.  As of September 30, 2007, we expect to recognize the following amortization expense on other intangible assets over the next five years:

(in thousands)	Future expense
Years ending September 30,
2008	$4,056
2009	3,820
2010	3,190
2011	3,184
2012	2,721
Thereafter	669
Total future amortization expense	$17,640

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At September 30, 2007, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows.  At September 30, 2007 and 2006, we had legal accruals of $1.0 million and $1.4 million based upon estimates of key legal matters.

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

On November 20, 2006, we were served with a purported class action lawsuit on behalf of purchasers of our common stock from November 29, 2001 to October 25, 2006.  Subsequently, the complaint was amended to narrow the purported class period.  The suit alleges that Tier and certain of our former officers issued false and misleading statements from November 2001 to May 2006, but did not specify the damages being sought.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  The time to appeal the Court's order has expired without an appeal.  We have a motion pending before the court to dismiss the lawsuit in its entirety.  We believe we have minimal, if any, exposure associated with this complaint.  See Note 16—Subsequent Events for information on key recent events associated with this case.

BANK LINES OF CREDIT

Throughout the majority of fiscal 2006, the first quarter of fiscal 2007 and the majority of the second quarter of fiscal 2007, we had a credit facility that allowed us to obtain letters of credit up to a total of $15.0 million and also granted the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  This credit facility was scheduled to mature on March 31, 2007.  On March 23, 2007, we elected to reduce the line of credit to $10.0 million and entered into an amendment to extend the term of the credit facility for an additional six months.  On September 26, 2007, we entered into a second amendment to this credit facility.  We elected to reduce the line of credit to $7.5 million.  In addition, this amendment eliminated the unused facility fee and reduced the issuance fee from 1.0% to 0.75% per annum.  Currently, this credit facility is scheduled to mature on September 30, 2008.  The amendment grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  As of September 30, 2007, $5.5 million of letters of credit were outstanding under this credit facility.

OTHER LETTERS OF CREDIT

At September 30, 2006, we had a $3.0 million letter of credit outstanding that was collateralized by certain securities in our investment portfolio.  This letter of credit was issued to secure a performance bond.  Effective July 2007, this letter of credit was released.  We reported the investments used to collateralize the letters of credit as Restricted investments on our Consolidated Balance Sheets.

CREDIT RISK

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  As can be seen in Note 5—Investments, we held $72.9 million of cash equivalents, unrestricted marketable securities, and restricted investments at September 30, 2007.  All of our investments are in highly liquid AAA securities, most of which are government-guaranteed.  Because we have a stringent policy of investing only in securities that are essentially risk-free, our investments are not exposed to significant write-downs in fair value that have plagued other financial institutions.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2011.  Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

(in thousands)	Operating leases	Capital leases(1)	Total
Year ending September 30,
2008	$3,397	$47	$3,444
2009	2,109	38	2,147
2010	941	20	961
2011	—	3	3
Total minimum lease payments	$6,447	$108	$6,555
(1)On our Consolidated Balance Sheets, the amount due in fiscal year 2008 is included in Total current liabilities, while the liability for capital lease payments due in fiscal years 2009 through 2011 is included in Other liabilities.

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor.  We recorded rent expense of $2.8 million during fiscal 2007, $2.8 million during fiscal 2006 and $3.1 million during fiscal 2005.

GUARANTEES

In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project.  The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $4.5 million.  In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows.  As of September 30, 2007, the remaining liability was $0.1 million, which is being amortized over the term of the contract.  We believe that the probability is remote that the guarantee provision of this contract will be invoked.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond and are included in Direct costs on our Consolidated Statement of Operations.  At September 30, 2007, we had $16.4 million of bonds posted with clients.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of September 30, 2007, we have employment and change of control agreements with five executives, a former executive and 24 other key managers.  During October 2007, we entered into employment agreements with two of our executives, which supersede the change of control agreements referenced above.  See Note 16—Subsequent Events for information regarding these employment agreements. If certain termination or change of control events were to occur under the 30 remaining contracts, we could be required to pay up to $5.5 million.  See Note 16—Subsequent Events for information regarding a key change to the status of two of our executive officers.

As of September 30, 2007, we also had agreements with 32 key employees under which these individuals would be entitled to receive three to twelve months of their base salaries over a one-to-two year period, after completing defined employment service periods.  We expect to recognize a maximum expense of $0.9 million during fiscal year 2008 and $0.3 million during fiscal year 2009 for these agreements.

As of September 30, 2007, we had change of control agreements with 38 key employees within our held-for-sale operations, which we entered into in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements we would be required to pay up to $2.4 million if a change of control occurred.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation or Bylaws or by the General Corporation Law of the State of Delaware, against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  We are not able to estimate our maximum exposure under these agreements.

FORWARD LOSSES

Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract.  In accordance with generally accepted accounting principles, if we determine that the total expenses over the entire term of the contract will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any.  As of September 30, 2007 and 2006, accruals totaling $0.9 million and $1.0 million, respectively, were included in Current liabilities—held-for-sale on our Consolidated Balance Sheets.  Changes in the accrued forward losses are reflected in Income fromdiscontinued operations, net on our Consolidated Statements of Operations.

NOTE 9—SHAREHOLDERS’ EQUITY

In July 2005, we changed our state of incorporation from California to Delaware and converted all shares of our Class B common stock to $0.01 par value common stock.  Accordingly, as of September 30, 2007 and 2006, no shares of Class B common stock were authorized or outstanding.  As of September 30, 2007, a total of 44,259,762 shares of common stock were authorized, of which 19,540,206 shares were outstanding, and a total of 4,579,047 shares of preferred stock were authorized, of which none were outstanding.  Under our current credit facility, we are prohibited from declaring or paying any dividends (see Note 8—Commitment and Contingencies)

COMMON STOCK REPURCHASE PROGRAM

In October 1998, our Board of Directors authorized the repurchase of up to one million shares of Class B common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of our management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations.  In April 2003, our Board increased the number of shares authorized for repurchase to two million shares.  As of September 30, 2007, we had repurchased 884,400 shares of common stock for $8.7 million.  All such repurchases of our common stock were made prior to fiscal 2004.  All stock purchased under the common stock repurchase program is reported as Treasury stock on our Consolidated Balance Sheets.

STOCKHOLDER RIGHTS PLAN

On July 12, 2007, we amended our Stockholder Rights Plan, or the Rights Plan.  The amendment increased the beneficial ownership threshold for an acquiring person from 10% to 15%.  The adoption of the Rights Plan was originally approved by our Board of Directors on January 10, 2006.  On that date, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record on the close of business on January 23, 2006.  Upon the occurrence of certain events, each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $50.00 in cash, subject to adjustment.  The rights are intended to protect our stockholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers.

EQUITY INCENTIVE PLAN

Under our Amended and Restated 2004 Stock Incentive Plan, options for 2,113,091 shares of common stock were outstanding at September 30, 2007.

NOTE 10—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors with discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At September 30, 2007, there were 2,321,722 shares of common stock reserved for future grant under the Plan.  On October 1, 2007 and October 29, 2007, we issued 775,000 and 60,000, respectively, options to purchase stock to several key employees.  See Note 16—Subsequent Events for additional information.

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $1.7 million for fiscal year ended September 30, 2007 and $2.0 million for fiscal year ended September 30, 2006.

Prior to adopting SFAS 123R on October 1, 2005, we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25—Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123.  Prior to adopting SFAS 123R, we did not include compensation expense for employee stock options in net income (loss), since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant.  The following table illustrates the effects on net income (loss) after tax and earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal year ended September 30, 2005:

(in thousands, except per share data)	Fiscal year ended September 30, 2005
Net income	$1,126
Less: Total stock-based compensation expense, determined under fair value-based method for all awards, net of tax effect	2,527
Net loss, pro forma	$(1,401)
Earnings (loss) per basic and diluted share:
As reported	$0.06
Pro forma	$(0.07)

The following tables shows the weighted average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	September 30,
	2007	2006	2005
Weighted-average assumptions used in Black-Scholes Model:
Expected period that options will be outstanding (in years)	5.00	5.00	4.55
Interest rate (based on 3-year U.S. Treasury Yields at time of grant)	4.66%	4.87%	3.76%
Volatility	47.54%	48.21%	54.63%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$3.53	$2.95	$4.11
Weighted-average intrinsic value of options exercised (in thousands)	$122	$7	$33

Expected volatilities are based on both the implied and historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the fiscal year ended September 30, 2007 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2006	2,239	$8.45
Granted	241	7.48
Exercised	(42)	5.15
Forfeitures or expirations	(325)	7.54
Options outstanding at September 30, 2007	2,113	$8.54	7.18 years	$5,703
Options exercisable at September 30, 2007	1,396	$9.18	6.59 years	$3,399

As of September 30, 2007, a total of $1.4 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.2 year weighted-average period.

NOTE 11—RELATED PARTY TRANSACTIONS

NOTES AND INTEREST RECEIVABLE

At September 30, 2006, we had $4.3 million of full-recourse notes and interest receivable from a former Chairman of the Board and Chief Executive Officer.  These notes matured in 2007 and payment of principal and accrued interest on all notes was received during fiscal year 2007.  Approximately $2.2 million of these full-recourse notes were issued in connection with the exercise of options to purchase shares of our common stock.

The notes with the former officer were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002. We have not entered into any notes with any directors or officers following the effective date of that act.

These notes and the associated accrued interest are reported as Notes receivable from related parties in the shareholders’ equity section of our Consolidated Balance Sheets.  Interest earned on these notes is included in Common stock and paid-in-capital in the shareholders’ equity section of our Consolidated Balance Sheets.

OTHER RELATED-PARTY TRANSACTIONS

CPAS

Throughout the majority of fiscal 2007, we owned a 46.96% interest in CPAS, a Canadian-based supplier of pension administration software systems.  We accounted for this investment using the equity method.  We sold our interest back to CPAS on June 29, 2007 for $4.8 million (USD), which resulted in an $80,000 gain on the disposition of our equity interest in CPAS and the realization of a $0.2 million gain on foreign currency translation.

During the fiscal year ended September 30, 2007, we recognized $137,000 in revenue related to a pension project in which we are a subcontractor to CPAS.  In addition, CPAS is a subcontractor on a pension project for which we are the prime contractor.

Nuance Communications, Inc.

During the fiscal year ended September 30, 2007, we purchased $131,000 of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with a member of our Board of Directors.

ITC Deltacom, Inc.

During the fiscal year ended September 30, 2007, we purchased $268,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 12—SEGMENT INFORMATION

As described more fully in Note 15—Discontinued Operations, in April 2007, we announced our intention to seek buyers for the sale of the majority of our PSSI and GBPO operations.  The assets and liabilities associated with these disposal groups were classified as Current assets—held-for-sale and Current liabilities—held-for-sale on our consolidated Balance Sheets.  The results of operations for these disposal groups reported as Income from discontinued operations, net on our Consolidated Statements of Operations.

Because of our decision to sell the majority of PSSI and GBPO, we have only one reportable segment as of September 30, 2007, comprised primarily of Electronic Payment Processing, or EPP segment.  In addition, we expect to retain and wind-down three minor businesses from our former PSSI and GBPO segments.  The following table presents the results of operations for our EPP segment and our wind-down operations for fiscal years 2007, 2006 and 2005.  As of September 30, 2007, our Senior Management team allocates resources to and assesses the performance of our operations in three major categories: EPP, Wind-down and Discontinued Operations.  See Note 15—Discontinued Operations for additional information regarding the discontinued operations of our PSSI and GBPO segments.

The Corporate & Eliminations column of the following table includes corporate overhead and other costs that could not be directly assigned either to our EPP operations or to our discontinued operations, as well as eliminations for transactions between our continuing and discontinued operations.  The operations reported for fiscal years 2006 and 2005 are consistent with those reported for the fiscal year ended September 30, 2007.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Fiscal Year Ended September 30, 2007:
Revenues	$99,433	$12,100	$(385)	$111,148
Costs and expenses:
Direct costs	75,294	8,597	—	83,891
General and administrative	7,847	3,663	15,976	27,486
Selling and marketing	7,151	1,092	—	8,243
Depreciation and amortization	3,205	764	604	4,573
Write-down of goodwill and intangible assets	—	9,232	—	9,232
Total costs and expenses	93,497	23,348	16,580	133,425
(Loss) income from continuing operations before other income and income taxes	5,936	(11,248)	(16,965)	(22,277)
Other income:
Interest income	2,507	—	793	3,300
Income from equity investments	—	—	794	794
Total other income	2,507	—	1,587	4,094
(Loss) income from continuing operations before taxes	8,443	(11,248)	(15,378)	(18,183)
Income tax provision	76	—	—	76
(Loss) income from continuing operations	$8,367	$(11,248)	$(15,378)	$(18,259)

Fiscal Year Ended September 30, 2006:
Revenues	$78,578	$18,065	$(151)	$96,492
Costs and expenses:
Direct costs	59,966	11,704	—	71,670
General and administrative	6,009	3,535	23,316	32,860
Selling and marketing	5,963	1,046	2,153	9,162
Depreciation and amortization	3,170	1,590	373	5,133
Total costs and expenses	75,108	17,875	25,842	118,825
(Loss) income from continuing operations before other income and income taxes	3,470	190	(25,993)	(22,333)
Other income:
Interest income	2,136	—	802	2,938
Income from equity investments	—	—	519	519
Other income	2,136	—	1,321	3,457
(Loss) income from continuing operations before taxes	5,606	190	(24,672)	(18,876)
Income tax provision	45	—	—	45
(Loss) income from continuing operations	$5,561	$190	$(24,672)	$(18,921)

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Fiscal Year Ended September 30, 2005:
Revenues	$56,452	$27,316	$(5,073)	$78,695
Costs and expenses:
Direct costs	42,199	17,752	—	59,951
General and administrative	4,591	4,194	15,391	24,176
Selling and marketing	4,921	1,690	2,225	8,836
Depreciation and amortization	3,428	1,987	558	5,973
Total costs and expenses	55,139	25,623	18,174	98,936
(Loss) income from continuing operations before other income and income taxes	1,313	1,693	(23,247)	(20,241)
Other income (expense):
Interest income	886	—	657	1,543
Loss from equity investments	—	—	(669)	(669)
Total other income (expense)	886	—	(12)	874
(Loss) income from continuing operations before taxes	2,199	1,693	(23,259)	(19,367)
Income tax provision	78	49	—	127
(Loss) income from continuing operations	$2,121	$1,644	$(23,259)	$(19,494)

Our total assets for each of these businesses are shown in the following table:

	As of September 30,
(in thousands)	2007	2006
Continuing Operations:
EPP	$96,527	$85,296
Wind-down	8,676	24,102
Corporate (1)	24,516	23,850
Assets for continuing operations	129,719	133,248
Assets-held-for-sale	36,705	36,612
Total assets	$166,424	$169,860
(1) Represents assets for our continuing businesses that are not assignable to a specific operation.

See Note 15—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 13—INCOME TAXES

The components of deferred tax liabilities and assets are as follows:

	September 30,
(in thousands)	2007	2006
Deferred tax liabilities:
Internally developed software	$2,088	$1,650
Intangibles	1,688	2,992
Other deferred tax liabilities	581	569
Investment in subsidiary	106	105
Total deferred tax liabilities	4,463	5,316

Deferred tax assets:
Accrued expenses	2,842	3,309
Deferred income	—	6
Depreciation	416	526
Accounts receivable allowance	719	313
Other deferred tax assets	847	924
Net operating loss carryforward	27,948	27,669
Foreign tax credit carryforward	566	566
Valuation allowance	(28,875)	(27,997)
Total deferred tax assets	4,463	5,316

Net deferred tax assets (liabilities)	$—	$—

At September 30, 2007, we had $0.6 million of excess foreign tax carryforwards for the purpose of offsetting future U.S. federal income tax.  Such foreign tax carryforwards will begin to expire in 2010.  The benefit from the foreign tax carryforwards may be limited in certain circumstances.  We believe sufficient uncertainty exists regarding the realizability of the foreign tax carryforwards such that a full valuation allowance is required.

At September 30, 2007, we had $73.1 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018.  At September 30, 2007, we had $62.6 million of state net operating loss carryforwards, which begin to expire in fiscal 2008.  Of these amounts, $48.6 million of federal net operating loss carryforwards and $29.6 million of state net operating loss carryforwards were acquired in the acquisition of OPC during fiscal 2002.  Our ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

At September 30, 2007, we maintained a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization.  As of September 30, 2007, a total of $20.6 million of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would reduce goodwill and $2.8 million of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would increase common stock.

Our fiscal 2002 tax return included a $22.5 million loss on disposal of Australian operations.  In fiscal 2003 we requested and received $6.5 million of federal income tax refunds associated with this disposal.  Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service.  From October 2003 to February 2007, we increased our reserve by $1.1 million to recognize the potential interest and penalties we could have incurred if the Internal Revenue Service had made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our Consolidated Statement of Operations as Income from discontinued operations.

Significant components of the provision for income taxes are as follows:

	Continuing Operations			Discontinued Operations
	Year ended September 30,			Year ended September 30,
(in thousands)	2007	2006	2005	2007	2006	2005
Current income tax provision:
Federal	$—	$—	$37	$(7,599)	$456	$—
State	76	45	90	—	—	—
Total provision for income taxes	$76	$45	$127	$(7,599)	$456	$—

There were no deferred income tax provisions or benefits during the years ended September 30, 2007, 2006 or 2005.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2007	2006	2005
U.S statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.9%	3.5%	12.6%
Tax exempt interest income	0.2%	0.3%	(4.6)%
Tax effect of foreign operations	—	—	11.8%
Meals and entertainment	(0.9)%	(1.5)%	7.5%
Goodwill and intangible asset impairment	(27.7)%	—	—
Valuation allowance	(7.0)%	(32.1)%	(59.3)%
Stock-based compensation	(3.2)%	(4.2)%	—
Other	—	(5.6)%	8.1%
Effective tax rate	(0.7)%	(5.6)%	10.1%

NOTE 14—RESTRUCTURING

During 2004, we incurred facility closure and severance costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia.  During the fourth quarter of fiscal year 2005, we also moved our Financial Institution Data Match Program offices from New Jersey to Michigan. The severance and office closure costs associated with both of these relocations are shown in General and administrative in our Consolidated Statements of Operations.

The following table summarizes restructuring charges we incurred during fiscal years 2007, 2006 and 2005:

	Year ended September 30,
(in thousands)	2007	2006	2005
Office closure costs (net of sublease income)	$—	$32	$15
Severance costs	—	3	31
Total restructuring charges	$—	$35	$46

The following table summarizes restructuring liabilities associated with continuing operations for fiscal years 2007 through 2005:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2005	$330	$610	$940
Additions	—	—	—
Cash payments	(330)	(209)	(539)

Balance at September 30, 2006	$—	$401	$401
Additions	—	—	—
Cash payments	—	(221)	(221)

Balance at September 30, 2007	$—	$180	$180

As shown in the preceding table, we had $0.2 million of restructuring liabilities associated with our continuing operations at September 30, 2007 and $0.4 million at September 30, 2006.  At September 30, 2007, the entire liability was included in Other current liabilities in the Consolidated Balance Sheet.  At September 30, 2006,

$0.2 million was included in Other current liabilities and $0.2 million was included in Other accrued liabilities.  We expect to pay the remaining $0.2 million liability during fiscal year 2008.

NOTE 15—DISCONTINUED OPERATIONS

GBPO and PSSI Asset Groups

Early in fiscal 2007, we undertook a strategic initiative to determine how we could best utilize our financial and management resources.  As a result of that initiative, we concluded that maximum value to our stockholders could be achieved if we focused on our core business—Electronic Payment Processing.  As a result, in April 2007, we announced our intention to seek buyers for the sale of the majority of our PSSI and GBPO segments.  Beginning in the quarter ended June 30, 2007, we classified the assets and liabilities associated with these divestures as Current assets—held-for-sale and Current liabilities—held-for-sale in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets.

Because the practice areas that comprise the GBPO and PSSI segments have widely divergent operations and customer bases, each practice area, which represents a separate business, is being marketed for sale separately.  In total, we expect to divest these practice areas through a series of at least five transactions to separate buyers.  During the quarter ended September 30, 2007, we removed our Voice and Systems Automation, or VSA, operation, which is a practice area within the GBPO segment, from the held-for-sale classification.  We made this decision because the VSA business supports a portion of our EPP segment and because we believe the returns for our stockholders would be greater if we were to continue to operate the VSA business for the near-term.  The decision to reclassify the VSA business to continuing operations does not impact the classification of the remaining assets as held-for-sale on our Consolidated Balance Sheets.

The following schedule shows the current carrying value of the assets and liabilities in the GBPO and PSSI segments that are in the disposal group as of September 30, 2007 and 2006.  Consistent with our other financial statements and disclosures in this report, we have reclassified certain line items for historical periods to conform to the current year’s presentation:
	September 30, 2007				September 30, 2006
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Assets:
Current assets	$4,009	$6,961	$39	$11,009	$6,290	$5,104	$151	$11,545
Property, equipment and software, net	5,606	6,657	(476)	11,787	6,409	3,821	(718)	9,512
Goodwill	3,219	8,907	—	12,126	5,680	8,907	—	14,587
Other assets	5	1,778	—	1,783	9	959	—	968
Total assets	$12,839	$24,303	$(437)	$36,705	$18,388	$18,791	$(567)	$36,612

Liabilities:
Current liabilities	$3,037	$7,923	$—	$10,960	$2,384	$6,233	$—	$8,617
Other liabilities	284	18	—	302	487	76	—	563
Total liabilities	$3,321	$7,941	$—	$11,262	$2,871	$6,309	$—	$9,180
Net assets and liabilities of disposal group	$9,518	$16,362	$(437)	$25,443	$15,517	$12,482	$(567)	$27,432

We performed impairment analyses of all of held-for-sale assets in accordance with SFAS 144 and SFAS 142.  As a result of this analysis, we determined that two businesses within the GBPO segment had a carrying value that exceeded fair value.  As a result, during fiscal 2007, we recorded an impairment expense of $2.6 million, of which $2.5 million relates to goodwill impairment under SFAS 142 and $0.1 million relates to long-lived asset impairment under SFAS 144 during fiscal 2007.  This impairment is included in Income from discontinued operations.

Except for minor transitional activities, we do not believe that we will have any ongoing involvement or cash flows in these businesses.  Thus, we classified the results of operations for these businesses as Income from discontinued operations, net on our Consolidated Statements of Operations in accordance with SFAS 144.  The following table summarizes our revenue and pre-tax income generated by these operations in fiscal years 2007, 2006 and 2005.

	Year ended September 30, 2007
(in thousands)	2007	2006	2005
Revenues (Discontinued operations):
GBPO	$34,835	$39,902	$40,250
PSSI	31,372	32,337	31,645
Other/eliminations	—	—	10
Total Revenues	$66,207	$72,239	$71,905
Income before taxes (Discontinued operations):
GBPO	$6,500	$5,739	$10,952
PSSI	263	3,541	5,726
Other/eliminations	863	646	3,942
Total income before taxes	$7,626	$9,926	$20,620

Australian operations

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

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million of refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as Income from discontinued operations in accordance with SFAS 144.

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

NOTE 16—SUBSEQUENT EVENTS

Employment Agreements

On October 29, 2007, we entered into two-year employment agreements with Michael A. Lawler, Senior Vice President, Electronic Payment Processing, and Steven M. Beckerman, Senior Vice President, Government Business Process Outsourcing.  Under the terms of their individual agreements, Mr. Lawler is entitled to a base salary of $237,000 per annum and Mr. Beckerman is entitled to a base salary of $220,000 per annum.  The employment agreements entitle each executive to participate in any Company incentive plans, programs and/or arrangements applicable to senior-level executives, assuming satisfaction of applicable performance goals.  In addition, each executive is entitled to participate in any equity-based plans and any executive fringe benefit plans, programs or arrangements applicable to senior-level executives.  In the event that an executive's employment is terminated as a result of death, certain instances of disability, resignation for prescribed events of "Good Reason," or without cause he will be entitled to, among other things one year's base salary, plus twelve months of COBRA health continuation benefits.  If an executive were terminated by the company within one year after a change in control or if the executive resigned for prescribed events of "Good Reason" within one year after a change in control, the executive would be entitled to receive two times his base salary, and a bonus equal to two times the average annual bonus paid to him during the past three years, plus eighteen months of COBRA health continuation benefits.  In the event of a defined change of control and loss of employment, all options granted on August 24, 2006 would vest immediately and all other options that would have vested within eighteen months of the date of termination would immediately vest.

Stock Option Grants

On October 1, 2007 and October 29, 2007, we awarded options to purchase 775,000 and 60,000, respectively, shares of common stock to several key corporate employees and key employees in our EPP segment, none of which are executive officers.  These options were awarded to individuals as an incentive to promote stability in our ongoing operations.

Purported Class Action Lawsuit

On December 5, 2007, the United States District Court for the Eastern District of Virginia granted our motion to dismiss plaintiff's complaint but permitted plaintiff an opportunity to file an amended complaint.  Plaintiff's amended complaint must be filed by December 28, 2007.

Acceleration of Director Grants

On August 24, 2006, each of our independent directors was issued a stock option under the Company’s 2004 Amended and Restated 2004 Stock Incentive Plan to purchase 40,000 shares of our common stock at an exercise price of $5.95 per share.  When initially granted, the options vested at the rate of 20% on each anniversary of the grant date that each recipient remained on the Board of Directors and vested 100% upon a change in control.  On December 10, 2007, the Compensation Committee of the Board of Directors passed a resolution that accelerated the vesting of these options in full as of December 7, 2007.

Executive Officer Change of Employment Status

On December 12, 2007, we agreed with Deanne M. Tully that she would cease to serve as Vice President, General Counsel and Corporate Secretary of Tier, effective March 31, 2008.  We have entered into a Transition Agreement, or the Agreement, with Ms. Tully dated December 12, 2007, which provides that, if she does not resign and is not terminated for cause prior to March 31, 2008, and if she satisfies the conditions of the Executive Severance and Change in Control Benefits Agreement, or the Severance Agreement, dated July 30, 2003 between Ms. Tully and Tier, Ms. Tully will receive 12 months’ base salary, COBRA premiums for the shorter of 12 months or the period during which she is eligible for COBRA, pursuant to the terms of the Severance Agreement, and up to $7,500 for expenses related to outplacement incurred in 2008.  The Agreement also provides that Ms. Tully will serve as a consultant to Tier, to ensure a smooth transition, for six months following March 31, 2008, for a monthly retainer of $18,333.33.

On February 12, 2007, we entered into a Separation Agreement and Release, or the Separation Agreement, with Todd F. Vucovich, Senior Vice President, Packaged Software and Systems Integration, in which Mr. Vucovich resigned his position effective November 30, 2007.  Under the terms of the Separation Agreement, Mr. Vucovich is entitled to a lump sum severance payment equal to 6 months' salary, 12 months' COBRA premiums, $75,000 for relocation reimbursement, and up to $7,500 for expenses related to outplacement incurred.  On November 15, 2007, we entered into Amendment No. 1 to the Separation Agreement and Release, which revised the separation date to December 31, 2007 and provided Mr. Vucovich, in addition to the sums described above, an additional $10,000.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2007.  In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.  Our operating results for any one quarter are not necessarily indicative of results for any future period.

	2007 fiscal quarters				2006 fiscal quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Consolidated statement of operations data:
Revenues	$20,871	$40,358	$23,783	$26,136	$18,630	$37,760	$19,102	$21,000
Costs and expenses:
Direct costs	15,270	31,795	17,727	19,099	13,593	29,466	14,368	14,243
General and administrative	5,759	6,821	9,165	5,741	9,026	10,600	7,585	5,649
Selling and marketing	1,756	2,821	2,075	1,591	1,971	2,929	2,193	2,069
Depreciation and amortization	895	971	1,355	1,352	1,204	1,298	1,318	1,313
Impairment of goodwill & held-for-sale assets	647	8,585	—	—	—	—	—	—
Loss from continuing operations	(3,456)	(10,635)	(6,539)	(1,647)	(7,164)	(6,533)	(6,362)	(2,274)
Total other income	996	628	784	1,686	771	893	1,146	647
(Loss) income from continuing operations before income taxes	(2,460)	(10,007)	(5,755)	39	(6,393)	(5,640)	(5,216)	(1,627)
Income tax provision (benefit)	16	(7)	7	60	45	—	—	—
Loss from continuing operations	(2,476)	(10,000)	(5,762)	(21)	(6,438)	(5,640)	(5,216)	(1,627)
(Loss) income from discontinued operations, net	(791)	4,281	9,500	2,235	1,766	4,053	215	3,436
Net (loss) income	$(3,267)	$(5,719)	$3,738	$2,214	$(4,672)	$(1,587)	$(5,001)	$1,809
Average shares issued and outstanding:
Basic	19,512	19,511	19,501	19,499	19,495	19,499	19,493	19,490
Diluted	19,512	19,511	19,617	19,591	19,495	19,499	19,493	19,627
Performance ratios:
Return on average assets	(1.94)%	(3.34)%	2.16%	1.29%	(2.72)%	(0.91)%	(2.82)%	1.01%
Return on average shareholders' equity	(2.35)%	(4.00)%	2.65%	1.63%	(3.43)%	(1.14)%	(3.53)%	1.27%
Total ending equity to total ending assets	82.63%	82.59%	84.35%	79.06%	79.01%	79.45%	79.64%	79.71%
Total average equity to total average assets	82.61%	83.47%	81.70%	79.04%	79.23%	79.55%	79.68%	79.89%
Per share of common stock data:
(Loss) earnings per share—Basic:
Continuing operations(1)	$(0.13)	$(0.51)	$(0.29)	$—	$(0.33)	$(0.29)	$(0.27)	$(0.08)
Discontinued operations(1)	$(0.04)	$0.22	$0.48	$0.11	$0.09	$0.21	$0.01	$0.17
(Loss) earnings per share—Basic	$(0.17)	$(0.29)	$0.19	$0.11	$(0.24)	$(0.08)	$(0.26)	$0.09

(Loss) earnings per share—Diluted:
Continuing operations(1)	$(0.13)	$(0.51)	$(0.29)	$—	$(0.33)	$(0.29)	$(0.27)	$(0.08)
Discontinued operations(1)	$(0.04)	$0.22	$0.48	$0.11	$0.09	$0.21	$0.01	$0.17
(Loss) earnings per share—Diluted	$(0.17)	$(0.29)	$0.19	$0.11	$(0.24)	$(0.08)	$(0.26)	$0.09
Book value	$7.05	$7.19	$7.42	$6.98	$6.88	$7.08	$7.14	$7.33
Average balance sheet data:
Total assets	$165,158	$171,249	$172,808	$171,435	$171,815	$174,269	$177,573	$178,560
Total liabilities	$29,248	$28,299	$31,620	$35,938	$35,684	$35,646	$36,089	$35,903
Total shareholders' equity	$138,910	$142,950	$141,188	$135,497	$136,131	$138,623	$141,484	$142,657
Market price per share of common stock:
High	$10.26	$10.05	$8.90	$7.30	$7.05	$8.70	$8.08	$8.50
Low	$8.33	$8.25	$5.85	$6.35	$5.25	$5.67	$7.34	$6.93
(1)The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of shares of common stock.

SCHEDULE II
Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended September 30, 2007:
Allowance for receivables	$935	$444	$(183)	$1,196
Deferred tax asset valuation allowance	27,997	878	—	28,875
Inventory allowance	75	—	—	75

Year ended September 30, 2006:
Allowance for receivables	400	557	(22)	935
Deferred tax asset valuation allowance	25,754	2,243	—	27,997
Inventory allowance	75	—	—	75

Year ended September 30, 2005:
Allowance for receivables	493	(42)	(51)	400
Deferred tax asset valuation allowance	22,699	3,055	—	25,754
Inventory allowance	75	—	—	75

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our internal control over financial reporting.  This report appears on page 65.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston Virginia

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tier Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Tier Technologies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Tier Technologies, Inc. maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Tier Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2007 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for the year then ended of Tier Technologies, Inc. and our report dated December 13, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Vienna, Virginia
December 13, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On December 12, 2007, we agreed with Deanne M. Tully that she would cease to serve as Vice President, General Counsel and Corporate Secretary of Tier, effective March 31, 2008.  We have entered into a Transition Agreement, or the Agreement, with Ms. Tully dated December 12, 2007, which provides that, if she does not resign and is not terminated for cause prior to March 31, 2008, and if she satisfies the conditions of the Executive Severance and Change in Control Benefits Agreement, or the Severance Agreement, dated July 30, 2003 between Ms. Tully and Tier, Ms. Tully will receive 12 months’ base salary, COBRA premiums for the shorter of 12 months or the period during which she is eligible for COBRA, pursuant to the terms of the Severance Agreement, and up to $7,500 for expenses related to outplacement incurred in 2008.  The Agreement also provides that Ms. Tully will serve as a consultant to Tier, to ensure a smooth transition, for six months following March 31, 2008, for a monthly retainer of $18,333.33.

On February 12, 2007, we entered into a Separation Agreement and Release, or the Separation Agreement, with Todd F. Vucovich, in which Mr. Vucovich would cease to serve as Senior Vice President, Packaged Software and Systems Integration, effective November 30, 2007.  Under the terms of the Separation Agreement, Mr. Vucovich is entitled to a lump sum severance payment equal to 6 months' salary, 12 months' COBRA premiums, $75,000 for relocation reimbursement, and up to $7,500 for expenses related to outplacement incurred.  On November 15, 2007, we entered into Amendment No. 1 to the Separation Agreement and Release, which revised the separation date to December 31, 2007, and provided Mr. Vucovich, in addition to the sums described above, an additional $10,000.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information appears in Part I, Item 1 of this report.  Information about our Directors may be found under the caption Election of Directors of our Proxy Statement for the Annual Meeting of Stockholders to be held timely, or the Proxy Statement.  That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the captions Audit Committee Financial Expert, Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions Compensation and Analysis, Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions Stock Ownership and Equity Compensation Plan Information  is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the captions Certain Relationships and Related Transactions and Director Independence of the Proxy Statement is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading Principal Accounting Fees and Services and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of the report:

•	Financial Statements – The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. See Financial Statements and Supplementary Data on page 32.

•
Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page 63.  All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.

•	Exhibits

Exhibit number	Exhibit description
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (2)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (3)
4.1	Form of common stock certificate (1)
4.2
See Exhibits 3.1, 3.2 and 3.3, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended of the Registrant defining rights of the holders of common stock of the Registrant

4.3	Rights Agreement, dated as of January 10, 2006, by and between Tier Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)
4.4	Form of Rights Certificate (3)
4.5	First Amendment to Rights Agreement, dated July 12, 2007, by and between Tier Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent (4)
10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (5)*
10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*
10.4	Amended and Restated 2004 Stock Incentive Plan (7)*
10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.8	Form of California Indemnification Agreement (8)
10.9	Form of Delaware Indemnification Agreement for officers *
10.10	Form of Delaware Indemnification Agreement for directors *
10.11	Tier Corporation 401(k) Plan, Summary Plan Description (8)*
10.12	Incentive Compensation Plan, as amended (9)*
10.13	Management Incentive Plan (10)*
10.14	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of January 2, 1997 (8)
10.15	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of May 31, 1997 (8)

Exhibit number	Exhibit description
10.16	Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of July 15, 1997 (8)
10.17	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, by and between the Registrant and James L. Bildner (11)
10.18	Amended and Restated Full Recourse Secured Promissory Note, dated as of April 1, 1998, by and between the Registrant and James L. Bildner(11)
10.19	Amended and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner (12)
10.20	Second Amendment and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner (12)
10.21	Third Amendment and Restated Pledge Agreement, dated as of June 30, 1999, by and between the Registrant and James L. Bildner (12)
10.22
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.17 to Form S-1) (13)

10.23
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.18 to Form S-1) (13)

10.24
Full Recourse Promissory Note by and between the Registrant and James L. Bildner, dated as of March 27, 2000. (Assignment of the Note by and between the Registrant and William G. Barton, previously filed as Exhibit 10.19 to Form S-1) (13)

10.25	Pledge Agreement by and between the Registrant and James L. Bildner, dated as of March 27, 2000 (13)
10.26	Termination Agreement dated October 14, 2003, by and between Tier and James L. Bildner (14)*
10.27	Pledge Agreement between Tier and James L. Bildner, dated April 1, 2004 (15)
10.28	First Amendment, dated June 14, 2004, to the Pledge Agreement between Tier and James L. Bildner, dated March 27, 2000 (15)
10.29	First Amendment, dated June 14, 2004, to the Second Amended and Restated Pledge Agreement between Tier and James L. Bildner, dated June 30, 1999 (15)
10.30	First Amendment, dated June 14, 2004, to the Third Amended and Restated Pledge Agreement between Tier and James L. Bildner, dated June 30, 1999 (15)
10.31	Cross-Collateralization Agreement dated December 13, 2004, by and between the Registrant and James L. Bildner (16)
10.32	Severance and Change in Control Benefits Agreement by and between the Registrant and James Weaver, dated September 1, 2001 (17)*
10.33	Executive Employment Agreement, dated November 9, 2004, by and between Registrant and James R. Weaver (6)*
10.34	Credit and Security Agreement as of January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank (18)
10.35	Amendment, dated January 24, 2005, to the Credit and Security Agreement, dated January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank (19)
10.36	Third Amendment, dated June 28, 2005, to the Credit and Security Agreement, dated January 29, 2003, by and between the Registrant, Official Payments Corporation and City National Bank (7)
10.37	Letter Agreement, dated June 28, 2005, by and between Registrant and City National Bank (7)
10.38	Employment Agreement dated May 28, 2004, by and between EPOS Corporation and Michael A. Lawler (20)*
10.39	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (21)*
10.40	Summary of Board Compensation (19)*

Exhibit number	Exhibit Description
10.41	Offer Letter by and between Registrant and David Fountain, dated May 2, 2005 (21)*
10.42	Executive Incentive Metrics for Chief Executive Officer and Chief Financial Officer for fiscal year ended September 30, 2005 (21)*
10.43	Senior Vice President – Human Resources Compensation Summary (21)*
10.44	Separation Agreement and Release between Registrant and Jeffrey McCandless, dated March 9, 2005 (22)*
10.45	Employment Agreement dated July 2, 2003 by and between Tier and Mr. Jeffrey A. McCandless (23)*
10.46	Employment Agreement dated July 1, 2004 between Tier and Ms. Deanne M. Tully (39)*
10.47	Executive Severance and Change in Control Benefits Agreement (39)*
10.48	Third Amendment to Credit and Security Agreement with City National Bank, dated June 28, 2005 (24)
10.49	Shareholder Rights Plan and Rights Agreement, dated January 10, 2006 (25)
10.50	Assumption Agreement between Tier Technologies, Inc., Official Payments Corporation and EPOS Corporation, dated January 6, 2006 (26)
10.51	Security Agreement as of January 6, 2006 by and between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (26)
10.52	Board approval of two one-time bonuses to David E. Fountain, dated February 21, 2006 (27)*
10.53	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (28)
10.54	Form of Employment Security Agreements between Tier Technologies, Inc., and each of Steven Beckerman, Todd Vucovich, and Michael Lawler, dated March 28, 2006(29)*
10.55	Management Incentive Plan for Steven Beckerman, Todd Vucovich, Steven Wade, Michael Lawler and Deanne Tully, dated March 28, 2006 (29)*
10.56	Separation Agreement between Tier Technologies, Inc., and James R. Weaver, dated May 31, 2006 (30)*
10.57	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (31)*
10.58	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (31)*
10.59	Discretionary Incentive Compensation Plan, dated August 22, 2006 (32)*
10.60
Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott Bruce Spector, and fifteen other employees, dated August 24, 2006 (33)*

10.61	Employment Agreement between Tier Technologies, Inc. and David E. Fountain, dated December 11, 2006 (34)*
10.62	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (35)
10.63	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (36)
10.64	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (37)
10.65	Employment Agreement between Tier Technologies, Inc., and Kevin Connell, dated August 9, 2007 (38)*
10.66	Transition Agreement between Tier Technologies, Inc., and Deanne M. Tully dated December 12, 2007 *
10.67	Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated February 12, 2007 *
10.68	Amendment to the Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated November 15, 2007 *
21.1	Subsidiaries of the Registrant

Exhibit number	Exhibit description
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract or compensatory plan required to be filed as an exhibit to this report
(1) Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference
(2) Filed as an exhibit to Form 10-Q, filed August 9, 2007, and incorporated herein by reference
(3) Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference
(4) Filed as an exhibit to Form 8-K, filed July 12, 2007, and incorporated herein by reference
(5) Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference
(6) Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference
(7) Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference
(8) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference
(9) Filed as an exhibit to Form 8-K, filed on May 5, 2005, and incorporated herein by reference
(10) Filed as an exhibit to Form 8-K, filed on May 27, 2005, and incorporated herein by reference
(11) Filed as an exhibit to Form S-1/A (No. 333-52065), filed on May 7, 1998, and incorporated herein by reference
(12) Filed as an exhibit to Form 10-Q, filed August 16, 1999, and incorporated herein by reference
(13) Filed as an exhibit to Form 10-Q, filed May 15, 2000, and incorporated herein by reference
(14) Filed as an exhibit to Form 10-Q, filed February 13, 2004, and incorporated herein by reference
(15) Filed as an exhibit to Form 10-Q, filed August 15, 2004, and incorporated herein by reference
(16) Filed as an exhibit to Form 8-K, filed December 15, 2004, and incorporated herein by reference
(17) Filed as an exhibit to Form 10-K, filed November 29, 2001, and incorporated herein by reference
(18) Filed as an exhibit to Form 10-Q, filed May 12, 2003, and incorporated herein by reference
(19) Filed as an exhibit to Form 10-Q, filed February 9, 2005, and incorporated herein by reference
(20) Filed as an exhibit to Form 10-K filed December 28 2004, and incorporated herein by reference
(21).Filed as an exhibit to Form 10-Q, filed May 6, 2005, and incorporated herein by reference
(22) Filed as an exhibit to Form 8-K, filed March 14, 2005, and incorporated herein by reference
(23) Filed as an exhibit to Form 10-Q, filed May 11, 2004, and incorporated herein by reference
(24) Filed as an exhibit to Form 8-K, filed July 5, 2005, and incorporated herein by reference
(25) Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference
(26) Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference
(27) Filed as an exhibit to Form 8-K, filed February 22, 2006, and incorporated herein by reference
(28) Filed as an exhibit to Form 8-K, filed March 9, 2006, and incorporated herein by reference
(29) Filed as an exhibit to Form 8-K, filed April 3, 2006, and incorporated herein by reference
(30) Filed as an exhibit to Form 8-K, filed June 1, 2006, and incorporated herein by reference
(31) Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference
(32) Filed as an exhibit to Form 8-K, filed August 25, 2006, and incorporated herein by reference
(33) Filed as an exhibit to Form 8-K, filed August 29, 2006, and incorporated herein by reference
(34) Filed as an exhibit to Form 10-K, filed December 13, 2006, and incorporated herein by reference
(35) Filed as an exhibit to Form 8-K, filed March 28, 2007, and incorporated herein by reference
(36) Filed as an exhibit to Form 8-K, filed September 27, 2007, and incorporated herein by reference

Exhibit number	Exhibit Description

 (37) Filed as an exhibit to Form 8-K, filed July 3, 2007, and incorporated herein by reference.
(38) Filed as an exhibit to Form 10-Q, filed August 9, 2007, and incorporated herein by reference.
(39) Filed as an exhibit to Form 10-K, filed October 27, 2006, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated:December 13, 2007	By:	/s/ RONALD L. ROSSETTI
Ronald L. Rossetti Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Chief Executive Officer and Chairman of the Board (principal executive officer)	December 13 2007
/s/ DAVID E. FOUNTAIN David E. Fountain	Chief Financial Officer (principal financial officer and principal accounting officer)	December 13, 2007
/s/ CHARLES W. BERGER Charles W. Berger	Director	December 13, 2007
/s/ SAMUEL CABOT III Samuel Cabot III	Director	December 13, 2007
/s/ JOHN J. DELUCCA John J. Delucca	Director	December 13, 2007
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 13, 2007
/s/ T. MICHAEL SCOTT T. Michael Scott	Director	December 13, 2007
/s/ BRUCE R. SPECTOR Bruce R. Spector	Director	December 13, 2007
/s/ JAMES R. STONE James R. Stone	Director	December 13, 2007