Form 10-Q
period 2008-02-06
TIER TECHNOLOGIES INC
filed 2008-02-07
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer  ☐              Accelerated filer  ☒

Non-accelerated filer  ☐         Smaller reporting company ☐
       (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

At January 31, 2008 there were 19,545,954 shares of the Registrant's Common Stock outstanding.

i

TIER TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION   1

Item 1.  Consolidated Financial Statements (unaudited)   1

Consolidated Balance Sheets   1

Consolidated Statements of Operations   2

Consolidated Statements of Comprehensive (Loss) Income   3

Consolidated Statements of Cash Flows   4

Consolidated Supplemental Cash Flow Information   5

Notes to Consolidated Financial Statements (unaudited)   6

Note 1—Overview of Organization and Basis of Presentation   6
Note 2—Recent Accounting Pronouncements   7
Note 3—(Loss) Earnings per Share   8
Note 4—Customer Concentration and Risk   8
Note 5—Investments   9
Note 6—Goodwill and Other Intangible Assets   10
Note 7—Segment Information   11
Note 8—Restructuring   13
Note 9—Contingencies and Commitments   13
Note 10—Related Party Transactions   15
Note 11—Share-based Payment   15
Note 12—Discontinued Operations   16
Note 13—Income Taxes   17
Note 14—Subsequent Event   18

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   29

Item 4.  Controls and Procedures   29

PART II.  OTHER INFORMATION   31

Item 1.  Legal Proceedings   31

Item 1A.  Risk Factors   31

Item 6.  Exhibits   36

SIGNATURE   37

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 31, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$21,010	$16,516
Investments in marketable securities	56,140	57,815
Accounts receivable, net	5,396	5,083
Unbilled receivables	263	546
Prepaid expenses and other current assets	2,117	2,160
Assets of discontinued operations	208	504
Current assets—held-for-sale	36,049	36,201
Total current assets	121,183	118,825

Property, equipment and software, net	4,235	3,745
Goodwill	14,526	14,526
Other intangible assets, net	16,594	17,640
Restricted investments	11,526	11,526
Other assets	178	162
Total assets	$168,242	$166,424

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,065	$878
Accrued compensation liabilities	4,598	4,710
Accrued subcontractor expenses	611	522
Accrued discount fees	6,825	4,529
Other accrued liabilities	4,487	4,160
Deferred income	2,402	2,649
Liabilities of discontinued operations	164	304
Current liabilities—held-for-sale	10,961	10,958
Total current liabilities	31,113	28,710

Other liabilities	192	200
Total liabilities	31,305	28,910

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,429 and 20,425; shares outstanding: 19,545 and 19,541	187,271	186,417
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Accumulated deficit	(41,650)	(40,219)
Total shareholders’ equity	136,937	137,514
Total liabilities and shareholders’ equity	$168,242	$166,424
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2007	2006
Revenues	$29,192	$26,136

Costs and expenses:
Direct costs	22,402	19,276
General and administrative	7,248	5,446
Selling and marketing	2,113	1,766
Depreciation and amortization	1,296	1,332
Total costs and expenses	33,059	27,820
Loss from continuing operations before other income and income taxes	(3,867)	(1,684)

Other income:
Equity in net income of unconsolidated affiliate	—	809
Interest income, net	967	877
Total other income	967	1,686

(Loss) income from continuing operations before income taxes	(2,900)	2
Income tax provision	16	60

Loss from continuing operations	(2,916)	(58)
Income from discontinued operations, net	1,485	2,272

Net (loss) income	$(1,431)	$2,214

(Loss) earnings per share—Basic and diluted
From continuing operations	$(0.15)	$—
From discontinued operations	0.08	0.11
(Loss) earnings per share—Basic and diluted	$(0.07)	$0.11

Weighted average common shares used in computing:
Basic and diluted (loss) earnings per share	19,543	19,499
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended December 31,
(in thousands)	2007	2006
Net (loss) income	$(1,431)	$2,214
Other comprehensive loss, net of tax:
Unrealized loss on investments in marketable securities	—	(1)
Foreign currency translation adjustment	—	(39)
Other comprehensive loss	—	(40)
Comprehensive (loss) income	$(1,431)	$2,174
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended December 31,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,431)	$2,214
Less: Income from discontinued operations, net	1,485	2,272
Loss from continuing operations, net	(2,916)	(58)
Non-cash items included in net income:
Depreciation and amortization	1,314	1,361
Loss on retirement of equipment and software	—	1
Provision for doubtful accounts	(225)	(371)
Equity in net income of unconsolidated affiliate	—	(809)
Accrued forward loss on contract	99	(8)
Share-based compensation	790	348
Impairment of assets	(27)	—
Deferred rent	9	6
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	195	(1,658)
Prepaid expenses and other assets	12	91
Accounts payable and accrued liabilities	2,734	302
Income taxes payable	15	199
Deferred income	(247)	(181)
Cash provided by (used in) operating activities from continuing operations	1,753	(777)
Cash provided by operating activities from discontinued operations	3,122	4,900
Cash provided by operating activities	4,875	4,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(3,925)	—
Sales and maturities of marketable securities	5,600	—
Purchase of restricted investments	—	(3,260)
Sales and maturities of restricted investments	—	3,312
Purchase of equipment and software	(778)	(285)
Other investing activities	—	(1)
Cash provided by (used in) investing activities from continuing operations	897	(234)
Cash used in investing activities from discontinued operations	(1,269)	(715)
Cash used in investing activities	(372)	(949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	29	—
Capital lease obligations and other financing arrangements	(36)	(7)
Cash used in financing activities from continuing operations	(7)	(7)
Cash used in financing activities from discontinued operations	(2)	(1)
Cash used in financing activities	(9)	(8)
Effect of exchange rate changes on cash	—	(6)
Net increase in cash and cash equivalents	4,494	3,160
Cash and cash equivalents at beginning of period	16,516	18,468
Cash and cash equivalents at end of period	$21,010	$21,628

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Three months ended December 31,
(in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6	$3
Income taxes paid, net	$—	$33
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on shareholder notes	$—	$71
Equipment acquired under capital lease obligations and other financing arrangements	$29	$—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OVERVIEW OF ORGANIZATION AND BASIS OF PRESENTATION

Tier Technologies, Inc., or Tier or the Company, provides federal, state and local government and other public and private sector clients with electronic payment and other transaction processing services, as well as software and systems integrations services.  During fiscal 2007, we undertook a strategic initiative that evaluated the risks, costs, benefits and growth potential of each of our product lines and services.  As a result of this process, we concluded that our company's focus should be on our core business—Electronic Payment Processing.  As such, we began to seek buyers for certain portions of our business in April 2007.

Our Senior Management team allocates resources to and assesses the performance of our operations in two major categories: Continuing Operations and Discontinued Operations.  As of December 31, 2007, our Continuing Operations were composed of:

•
Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP services are provided by our two wholly owned subsidiaries:  Official Payments Corporation, or OPC, and EPOS Corporation, or EPOS;

•
Wind-down operations—represent portions of our Government Business Process Outsourcing, or GBPO and Packaged Software and System Integration, or PSSI operations that we expect to wind-down over a five-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we are divesting.  These operations include:

o	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance;

o	Health and Human Services (formerly part of GBPO)—provides certain consulting services to state agencies; and

o	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

•	Corporate Operations—represent those functions that support our corporate governance, as well as certain shared-services, including information technology and business development.

Our Discontinued Operations, or held-for sale businesses, represent those portions of GBPO and PSSI for which we are seeking buyers, including the following:

•	GBPO Discontinued Operations—includes our child support payment processing, child support financial institution data match services, computer telephony and call centers operations; and

•
PSSI Discontinued Operations—includes our financial management systems, unemployment insurance administration systems and systems integration lines of business.  In addition, the results reported for our PSSI discontinued operations include our former Independent Validation and Verification business, which was sold on December 31, 2007.

In June 2007, we sold our 46.96% investment in the outstanding common stock of CPAS Systems, Inc., or CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  Prior to this disposition, we used the equity method of accounting to report our investment in CPAS.

We reclassified historical financial information presented in our Consolidated Financial Statements and our Notes to Consolidated Financial Statements to conform to the current year’s presentation.  For additional information about our continuing operations, see Note 7—Segment Information.  For additional information about the businesses that we have sold or classified as held-for-sale, see Note 12—Discontinued Operations.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157—Fair Value Measurements.  In October 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157.  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  We expect to adopt this standard beginning October 1, 2008.  We do not expect that the adoption of SFAS 157 will have a material effect on our financial position and results of operations.

SFAS 159—The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued Statement of Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which allows companies to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earning at each subsequent reporting date.  The principle can be applied on an instrument by instrument basis, is irrevocable and must be applied to the entire instrument.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of each reporting fiscal year beginning after November 15, 2007.  We expect to adopt this standard beginning October 1, 2008.  We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operations.

SFAS 160—Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, which requires companies to measure noncontrolling interests in subsidiaries at fair value and to classify them as a separate component of equity.  SFAS 160 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We will adopt SFAS 160 beginning October 1, 2009.

SFAS 141(R)—Business Combinations.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 141(R)—Business Combinations, or SFAS 141(R), which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  SFAS 141(R) will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  SFAS 141(R) is effective as of each reporting fiscal year beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We will adopt SFAS 141(R) beginning October 1, 2009.

NOTE 3—(LOSS) EARNINGS PER SHARE

The following table presents the computation of basic and diluted (loss) earnings per share:

	Three months ended December 31,
(in thousands, except per share amounts)	2007	2006
Numerator:
(Loss) income from:
Continuing operations, net of income taxes	$(2,916)	$(58)
Discontinued operations, net of income taxes	1,485	2,272
Net (loss) income	$(1,431)	$2,214

Denominator:
Weighted-average common shares outstanding	19,543	19,499
Effects of dilutive common stock options	—	—
Adjusted weighted-average shares	19,543	19,499

(Loss) earnings per basic and diluted share:
From continuing operations	$(0.15)	$—
From discontinued operations	0.08	0.11
(Loss) earnings per basic and diluted share	$(0.07)	$0.11

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated, and, therefore, the effect would be anti-dilutive:

	Three months ended December 31,
(in thousands)	2007	2006
Weighted-average options excluded from computation of diluted (loss) earnings per share	1,400	1,793

In addition, 351,000 shares at December 31, 2007 and 92,000 shares at December 31, 2006, of common stock equivalents were excluded from the calculation of diluted (loss) earnings per share since their effect would have been anti-dilutive.

NOTE 4—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the three months ended December 31, 2007, our contract with the Internal Revenue Service contributed revenues of $4.5 million, or 15.4% of our revenues from continuing operations.  During the three months ended December 31, 2006, this same contract contributed revenues of $4.1 million, or 15.5% of our revenues from continuing operations.

Accounts receivable, net.  As of December 31, 2007 and 2006, we reported $5.4 million and $5.1 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables to our customers and other parties and retainers that we expect to receive.  Approximately 44.4% and 64.4% of the balances reported at December 31, 2007 and September 30, 2007, respectively, represent accounts receivable, net that are attributable to operations that we intend to wind-down during the course of the next five years (See Note 7—Segment Information, for additional information about our wind-down operations).  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPP customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of both December 31, 2007 and September 30, 2007, Accounts receivable net, included an allowance for uncollectible accounts of $1.2 million, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  At December 31, 2007, Accounts receivable, net included $0.9 million of retainers that we expected to receive in one year.  At September 30, 2007, Accounts receivable, net included $0.8 million of retainers that we expected to receive in one year.

Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work.  At December 31, 2007 and September 30, 2007, total unbilled receivables, all of which are expected to become billable in one year, were $0.3 million and $0.5 million, respectively.

All of the retainers and unbilled receivable balances discussed above are associated with businesses that we intend to wind-down over the next five years (See Note 7—Segment Information).

NOTE 5—INVESTMENTS

Investments are composed of available-for-sale debt securities, as defined in SFAS 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  Restricted investments totaling $5.5 million at December 31, 2007 and September 30, 2007, which were pledged in connection with performance bonds and a real estate operating lease, will be restricted for the terms of the project performance and lease periods, the latest of which is estimated to end March 2010.  At December 31, 2007 and September 30, 2007, we also used a $6.0 million money market investment as a compensating balance for a bank account used for certain operations.  These investments are reported as Restricted investments on our Consolidated Balance Sheets.

At December 31, 2007 and September 30, 2007, our investment portfolio included $53.2 million and $54.4 million, respectively, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (e.g., every 7, 28 or 35 days), based upon the market demand for the securities on the reset date.  While the stated maturities for these securities vary between 20 to 30 years, we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within our normal operating cycles.  As such, we generally account for these investments as available-for-sale under SFAS 115 and classify them as Investments in marketable securities on our Consolidated Balance Sheets.  Because the auction rate securities in our portfolio have traded at par value, we have not recorded any gains or losses in Comprehensive (loss) income during the three months ended December 31, 2007 or 2006.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments, including auction rate securities, with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, all other investments are categorized as available-for-sale under SFAS 115.  As such, our securities are recorded at estimated fair value, based on quoted market prices.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	December 31, 2007			September 30, 2007
(in thousands)	Amortized cost	Unrealized gain/(loss)	Estimated fair value	Amortized cost	Unrealized gain/(loss)	Estimated fair value
Cash equivalents:
Money market	$6,293	$—	$6,293	$7,798	$—	$7,798
Total investments included in cash and cash equivalents	6,293	—	6,293	7,798	—	7,798
Investments in marketable securities:
Debt securities (State and local bonds)	53,225	—	53,225	54,400	—	54,400
Certificates of deposit	2,915	—	2,915	3,415	—	3,415
Total marketable securities	56,140	—	56,140	57,815	—	57,815
Restricted investments:
Money market	6,000	—	6,000	6,000	—	6,000
Certificates of deposit	5,526	—	5,526	5,526	—	5,526
Total restricted investments	11,526	—	11,526	11,526	—	11,526
Total investments	$73,959	$—	$73,959	$77,139	$—	$77,139

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

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment.  At December 31, 2007 and September 30, 2007, we did not believe any of our investments were other-than-temporarily impaired.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2007.  The goodwill for our continuing operations is reported on the line titled Goodwill on our Consolidated Balance Sheets, while the goodwill for our discontinued operations is included in the line titled Current assets—held-for-sale.

	Continuing Operations			Discontinued Operations
(in thousands)	EPP	Wind-down	Total	GBPO	PSSI	Total	Total
Balance at September 30, 2007	$14,526	$—	$14,526	$3,219	$8,907	$12,126	$26,652
Goodwill impairment	—	—	—	—	(373)	(373)	(373)
Balance at December 31, 2007	$14,526	$—	$14,526	$3,219	$8,534	$11,753	$26,279

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS 142—Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  Hence, our intention to sell the majority of our GBPO and PSSI assets and liabilities triggered a requirement to review the goodwill associated with these asset groups for impairment.  Because we intend to divest portions of two reporting units, each quarter we test each business within our former PSSI and GBPO segments for impairment.

During the three months ended December 31, 2007, we recorded a goodwill impairment loss of $373,000 for our held-for-sale businesses. For additional information regarding these discontinued businesses, see Note 12—Discontinued Operations.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our continuing operations.  As such, we test impairment of these assets on an annual basis during the fourth quarter of our fiscal year, unless an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  The following table summarizes Other intangible assets, net, for our continuing operations:

		December 31, 2007			September 30, 2007
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	7-10 years	$28,408	$(14,587)	$13,821	$28,408	$(13,840)	$14,568
Technology and research and development	5 years	3,966	(2,662)	1,304	3,966	(2,444)	1,522
Trademarks	6-10 years	3,214	(1,745)	1,469	3,214	(1,664)	1,550
Other intangible assets, net		$35,588	$(18,994)	$16,594	$35,588	$(17,948)	$17,640

During the three months ended December 31, 2007, we recognized $1.0 million of amortization expense on our other intangible assets.

NOTE 7—SEGMENT INFORMATION

As described more fully in Note 12—Discontinued Operations, in April 2007, we announced our intention to seek buyers for the sale of the majority of our PSSI and GBPO operations.  The assets and liabilities associated with these disposal groups were classified as Current assets—held-for-sale and Current liabilities—held-for-sale on our Consolidated Balance Sheets.  The results of operations for these disposal groups were reported as Income from discontinued operations, net on our Consolidated Statements of Operations.

Our Senior Management team allocates resources to and assesses the performance of our operations in three major categories: Electronic Payment Processing, Wind-down Operations and Discontinued Operations.  See Note 12—Discontinued Operations for additional information regarding the discontinued operations of our PSSI and GBPO segments.  The Corporate & Eliminations column of the following table includes corporate overhead and other costs that could not be assigned directly to either EPP or Discontinued Operations, as well as eliminations for transactions between our continuing and discontinued operations.  Prior period results have been reclassified to conform to the current presentation.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Three months ended December 31, 2007:
Revenues	$27,948	$1,382	$(138)	$29,192
Costs and expenses:
Direct costs	21,118	1,284	—	22,402
General and administrative	2,310	591	4,347	7,248
Selling and marketing	1,887	118	108	2,113
Depreciation and amortization	833	372	91	1,296
Total costs and expenses	26,148	2,365	4,546	33,059
(Loss) income from continuing operations before other income and income taxes	1,800	(983)	(4,684)	(3,867)
Other income:
Interest income	—	—	967	967
Total other income	—	—	967	967
(Loss) income from continuing operations before taxes	1,800	(983)	(3,717)	(2,900)
Income tax provision	16	—	—	16
(Loss) income from continuing operations	$1,784	$(983)	$(3,717)	$(2,916)
Three months ended December 31, 2006:
Revenues	$22,239	$3,967	$(70)	$26,136
Costs and expenses:
Direct costs	16,582	2,694	—	19,276
General and administrative	1,313	553	3,580	5,446
Selling and marketing	1,556	203	7	1,766
Depreciation and amortization	803	367	162	1,332
Total costs and expenses	20,254	3,817	3,749	27,820
(Loss) income from continuing operations before other income and income taxes	1,985	150	(3,819)	(1,684)
Other income:
Equity in net income of unconsolidated affiliate	—	—	809	809
Interest income	—	—	877	877
Total other income	—	—	1,686	1,686
Income (loss) from continuing operations before taxes	1,985	150	(2,133)	2
Income tax provision	60	—	—	60
(Loss) income from continuing operations	$1,925	$150	$(2,133)	$(58)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	December 31, 2007	September 30, 2007
Continuing operations:
EPP	$103,765	$96,527
Wind-down	7,227	8,676
Corporate (1)	20,993	24,516
Assets for continuing operations	131,985	129,719
Assets of discontinued operations	208	504
Assets held-for-sale	36,049	36,201
Total assets	$168,242	$166,424
(1) Represents assets for our continuing businesses that are not assignable to a specific operation.

See Note 12—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 8—RESTRUCTURING

During the three months ended December 31, 2007, we incurred $174,000 in restructuring liabilities for severance costs associated with the termination of several employees within our Voice and Systems Automation wind-down operations and facilities costs associated with the closure of our New Mexico shared-service facility.  During fiscal year 2004, we incurred restructuring liabilities for facilities closure costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia.

The following table summarizes the restructuring liabilities activity during the three months ended December 31, 2007:

(in thousands)	Facilities closures	Severance	Total
Balance at September 30, 2007	$180	$—	$180
Additions	5	169	174
Cash payments	(59)	—	(59)
Balance at December 31, 2007	$126	$169	$295

As shown in the preceding table, we had $0.3 million of restructuring liabilities at December 31, 2007, which was included in Other accrued liabilities in the Consolidated Balance Sheet.  We expect to pay the remaining $0.3 million liability during fiscal year 2008.

NOTE 9—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At December 31, 2007, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows.  At December 31, 2007 and September 30, 2007, we had legal accruals of $1.2 million and $1.1 million, respectively, based upon estimates of key legal matters.

In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry.  We fully cooperated with the investigation.  See Note 14—Subsequent Events for information on recent key events associated with this investigation.

On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

On November 20, 2006, we were served with a purported class action lawsuit filed with the United States District Court for the Eastern District of Virginia on behalf of purchasers of our common stock.  The suit alleged that Tier and certain of its former officers issued false and misleading statements, but did not specify the damages being sought.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered into an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  On December 3, 2007, the court granted our motion to dismiss plaintiff's complaint, but permitted plaintiff an opportunity to file an amended complaint.  Currently, the parties are in the process of resolving that lawsuit.  We believe we have minimal, if any, exposure associated with this complaint.

BANK LINES OF CREDIT

At December 31, 2007, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2008, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of December 31, 2007, $5.5 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

Note 5—Investments discloses that at December 31, 2007, our investment portfolio included $53.2 million of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities.  To date, we are not aware of the failure of any auctions for municipal bonds that were collateralized with student loans.  In the event, however, than an auction occurs for which there was insufficient demand by potential buyers for a particular security, the fair value of that security could decline and we might not be able to liquidate our investment in that security on a timely basis.  All auction rate securities in our portfolio are collateralized with student loans.  Under the Higher Education Act, student loans cannot be canceled (discharged) due to bankruptcy; unless the borrower can successfully prove that the repayment of the debt would cause “undue hardship”.   Because of these and other provisions under the Higher Education Action, the likelihood of default is much lower than other types of loans.  Therefore, we believe that the probability is remote that we will not be able to liquidate our position on these securities on a timely basis at our book value.

GUARANTEES

In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project.  The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $4.5 million.  In accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows.  As of December 31, 2007, the remaining liability was $0.1 million, which is being amortized over the term of the contract.  We believe the probability is remote that the guarantee provision of this contract will be invoked.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer.  Fees for obtaining the bonds are expensed over the life of each bond and are included in Direct costs on our Consolidated Statements of Operations.  At December 31, 2007, we had $16.9 million of bonds posted with our customers.  There were no claims pending against any of these bonds as of December 31, 2007.

EMPLOYMENT AGREEMENTS

As of December 31, 2007, we had employment and change of control agreements with six executives, a former executive and 22 other key managers.  If certain termination or change of control events were to occur under the 29 remaining contracts as of December 31, 2007, we could be required to pay up to $8.4 million.

As of December 31, 2007, we also had agreements with 32 key employees under which these individuals would be entitled to receive three to twelve months of their base salaries over a one- to two-year period, after completing defined employment service periods.  During the remainder of fiscal 2008, we expect to recognize a maximum expense of $0.6 million for these agreements.  We expect to recognize a maximum expense of $0.2 million during fiscal year 2009 for these agreements.

As of December 31, 2007, we had change of control agreements with 31 key employees within our held-for-sale operations, which we entered into beginning in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements, we would be required to pay up to $2.2 million if a defined change of control were to occur as of December 31 ,2007.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with each of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation, our Bylaws and the General Corporation Law of the State of Delaware against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  We are not able to estimate our maximum exposure under these agreements.

FORWARD LOSSES

Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract.  In accordance with generally accepted accounting principles, if we determine that forecasted total expenses will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any.  As of December 31, 2007 and September 30, 2007, accruals totaling $1.0 million and $0.9 million, respectively, were included in Other accrued liabilities on our Consolidated Balance Sheets.  Changes in the accrued forward loss are reflected in Direct costs on our Consolidated Statements of Operations.

NOTE 10—RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007, we purchased $165,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At December 31, 2007, there were 1,505,672 shares of common stock reserved for future grants under the Plan.

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.8 million for the three months ended December 31, 2007, of which $0.5 million was attributable to the December 10, 2007 acceleration of vesting in full of options issued to our independent Board of Director members on August 24, 2006.  During the three months ended December 31, 2006, we recognized $0.4 million in stock based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended December 31,
	2007	2006
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	3.65%	4.50%
Volatility	41.68%	49.56%
Dividend yield	—	—
Weighted-average fair value of options granted	$4.26	$3.39
Weighted-average intrinsic value of options exercised (in thousands)	$12	$—

Expected volatilities are based on both the implied and historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the three months ended December 31, 2007 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2007	2,113	$8.54
Granted	855	10.20
Exercised	(4)	7.27
Forfeitures or expirations	(39)	10.74
Options outstanding at December 31, 2007	2,925	$9.00	7.80 years	$2,730
Options exercisable at December 31, 2007	1,605	$8.94	6.64 years	$2,017

As of December 31, 2007, a total of $3.5 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 4.2 year weighted-average period.

NOTE 12—DISCONTINUED OPERATIONS

DIVESTITURES

On December 31, 2007, we sold our rights to service a contract for Independent Validation and Verification, or IV&V, services to a third party for $0.2 million in cash.  Under the terms of the agreement, we assigned our future rights and obligations under the contract to the third party.  However, we retained ownership of all assets and liabilities for our IV&V business that were on our balance sheet as of December 31, 2007, including $0.1 million of deferred revenues.  The reversal of these deferred revenues, combined with the cash that the buyer paid for this business, resulted in a $0.3 million gain, which we recorded as Income from discontinued operations, net on our Consolidated Statements of Operations.

The following schedule shows the current carrying value of the assets and liabilities for the IV&V business included in Assets of discontinued operations and Liabilities of discontinued operations on our Consolidated Balance Sheets.

(in thousands)	December 31, 2007	September 30, 2007
Assets of discontinued operations:
Current assets	$197	$412
Goodwill	11	91
Other assets	—	1
Total assets	$208	$504

Liabilities of discontinued operations:
Current liabilities	$164	$304
Total liabilities	$164	$304
Net assets and liabilities of disposal group	$44	$200

ASSET GROUPS HELD-FOR-SALE

Early in fiscal 2007, we undertook a strategic initiative to determine how we could best utilize our financial and management resources.  As a result of that initiative, we concluded that shareholder value could be maximized if we focused on our core business—Electronic Payment Processing.  As a result, in April 2007, we announced our intention to seek buyers for the sale of the majority of our PSSI and GBPO segments.  We classified the assets and liabilities associated with these divestures as Current assets—held-for-sale and Current liabilities—held-for-sale in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets.  Because the practice areas that comprise the GBPO and PSSI segments have widely divergent operations and customer bases, each practice area, which represents a separate business, is being marketed for sale separately.  In total, we expect to divest these practice areas through a series of at least six transactions to separate buyers.

The following schedule shows the current carrying value of the assets and liabilities in the GBPO and PSSI segments that are in the disposal group as of December 31, 2007 and September 30, 2007.

	December 31, 2007				September 30, 2007
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Assets:
Current assets	$3,415	$7,432	$45	$10,892	$4,009	$6,548	$39	$10,596
Property, equipment and software, net	5,622	7,910	(476)	13,056	5,606	6,657	(476)	11,787
Goodwill	3,219	8,523	—	11,742	3,219	8,816	—	12,035
Other assets	—	359	—	359	5	1,778	—	1,783
Total assets	$12,256	$24,224	$(431)	$36,049	$12,839	$23,799	$(437)	$36,201

Liabilities:
Current liabilities	$3,439	$7,281	$—	$10,720	$3,037	$7,619	$—	$10,656
Other liabilities	228	13	—	241	284	18	—	302
Total liabilities	$3,667	$7,294	$—	$10,961	$3,321	$7,637	$—	$10,958
Net assets and liabilities of disposal group	$8,589	$16,930	$(431)	$25,088	$9,518	$16,162	$(437)	$25,243

We performed impairment analyses of all held-for-sale assets in accordance with SFAS 144 and SFAS 142.  As a result of this analysis, we determined that two businesses, one within the PSSI operations and one within the GBPO operations, had carrying values that exceeded fair value.  As a result, during the three months ended December 31, 2007, we recorded an impairment expense of $398,000, of which $373,000 relates to goodwill impairment under SFAS 142 and $25,000 relates to long-lived asset impairment under SFAS 144.  This impairment is included in Income from discontinued operations.

SUMMARY OF REVENUE AND INCOME BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not believe that we will have any ongoing involvement or cash flows in any businesses that we classified as held-for-sale or our former IV&V businesses.  Thus, we classified the results of operations for these businesses as Income from discontinued operations, net on our Consolidated Statements of Operations in accordance with SFAS 144.  The following table summarizes our revenue and pre-tax income generated by these operations during the three months ended December 31, 2007 and 2006.

	Three months ended December 31,
(in thousands)	2007	2006
Revenues (Discontinued operations):
GBPO	$6,896	$9,220
PSSI	6,610	7,364
Other/eliminations	—	—
Total revenues	$13,506	$16,584
Income before taxes (Discontinued operations):
GBPO	$1,799	$1,613
PSSI	(396)	737
Other/eliminations	82	(78)
Total income before taxes	$1,485	$2,272

NOTE 13—INCOME TAXES

On October 1, 2007, we adopted FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The adoption of FIN 48 had no material impact on our Consolidated Balance Sheets or our Consolidated Statements of Operations for the quarter ended December 31, 2007.  After examining the current and past tax positions taken, we concluded that it is "more likely than not" these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  No interest or penalties have been accrued associated with any tax positions taken.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  However, as of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.  Currently, we are under audit by the IRS for tax year ending September 30, 2005.  We expect the audit to conclude in the next 12 months.  We are unaware of any material issues relating to the audit.

We are subject to income tax in many state and local jurisdictions in the United States, none of which are individually material to our financial position, consolidated balance sheets, consolidated statement of cash flows, or consolidated statement of operations.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.

NOTE 14—SUBSEQUENT EVENT

In May 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the U.S. Department of Justice, or the DOJ, involving the child support payment processing industry.  On November 23, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division's Corporate Leniency Policy.  In January 2008, we were advised by the DOJ that they will no longer pursue this investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Quarterly Report on Form 10-Q and other factors discussed in this section.  For more information regarding what constitutes a forward-looking statement, refer to Private Securities Litigation Reform Act Safe Harbor Statement on page 1.

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of Tier Technologies, Inc. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

OVERVIEW

We provide federal, state and local government and other public and private sector clients with electronic payment and other transaction processing services, as well as software and systems integration services. During fiscal 2007 we undertook a strategic initiative that evaluated the risks, costs, benefits and growth potential of each of our product lines and services. In addition, we assessed the degree to which incremental investments or managerial changes were needed to maximize the profitability of each product line. Based upon this rigorous review, we concluded that we could best maximize our long-term profitability and stockholder value if we focused on our core Electronic Payment Processing, or EPP, business. As a result, in April 2007 we began to seek buyers for the sale of the majority of our Government Business Process Outsourcing, or GBPO, operations and our Packaged Systems and Software Integration, or PSSI, operations.

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

We also have a number of businesses within GBPO and PSSI whose operations were neither compatible with our long-term strategic direction nor complementary with other businesses that we were divesting.  We decided to complete, and in some cases extend, the term of the existing contracts for these businesses for the near-term.  We believe that these businesses will be phased out over the next five years.  We continue to report the businesses as continuing operations in our consolidated financial statements, in accordance with SFAS 144.

SUMMARY OF OPERATING RESULTS

For the three months ended December 31, 2007, we reported a net loss of $1.4 million, or $0.07 per fully diluted share, compared with net income of $2.2 million, or $0.11 per fully diluted share, for the three months ended December 31, 2006.  Our continuing operations reported a loss of $2.9 million, or $0.15 per fully diluted share, while our discontinued operations reported net income of $1.5 million, or $.08 per fully diluted share, for the three months ended December 31, 2007.

Our continuing operations are composed of our EPP business, certain businesses that we are winding down and corporate costs.  On a standalone basis, our EPP business reported income of $1.8 million, or

$0.09 per fully diluted share, during the three months ended December 31, 2007.  This represents a $0.1 million, or 7.3%, decrease from the same period last year.  The results for the quarter ended December 31, 2006 included a one-time $0.2 million refund of excess interchange fees. While the number of transactions and the total dollars processed by our EPP business rose 41.1% and 31.7%, respectively, the size of the average payment that we processed was 6.6% lower than the first quarter of fiscal 2007.  Although EPP provides electronic payment processing services to over 3,000 clients, approximately 16.1% of EPP’s revenues generated during the three months ended December 31, 2007, resulted from transactions processed for the Internal Revenue Service.

Our wind-down operations reported a loss of $1.0 million, or $0.05 per fully diluted share during the three months ended December 31, 2007, compared with income of $0.2 million, or $0.01 per fully diluted share, for the same period last year.  As we continue to wind-down these operations, we expect that the level of this loss will decline in future quarters.  During fiscal 2008, we expect to wind-down two businesses that generated losses totaling $0.5 million during the quarter ended December 31, 2007.  Another business that reported a $0.5 million loss during the three months ended December 31, 2007 is expected to be wound-down over a five-year period.  Our corporate overhead contributed $3.7 million, or $0.19 per fully diluted share, to the overall net loss from continuing operations, which includes a significant portion of costs for shared-services that could not be assigned directly to any business unit.  We expect that the need for, and cost of, these shared-services and other corporate costs will diminish after we sell and/or wind-down our GBPO and PSSI businesses.

For the three months ended December 31, 2007, our discontinued operations from our held-for-sale GBPO and PSSI operations reported income of $1.5 million, or $0.08 per fully diluted share, a decrease of $0.8 million from the same period last year.  Although the GBPO and PSSI operations generated income during the three months ended December 31, 2007 on a standalone basis (excluding an allocation of general corporate costs), the expiration of two GBPO contracts and the completion of a number of PSSI projects during fiscal 2007 are expected to result in lower earnings in future years.

EXPECTATIONS FOR 2008

We expect that fiscal 2008 will be another transition year as we position our company for the long-term growth of the EPP business.  In fiscal 2008, we expect to see continued significant revenue growth in our EPP business, driven not only by revenue growth initiatives, but also by increasing consumer demand for electronic payment processing alternatives.  Furthermore, we are undertaking two key initiatives designed to facilitate the growth of the EPP business.  First, we are analyzing our processing platforms and infrastructure to determine what actions are needed to improve efficiency and reduce costs, while providing the capacity for future growth.  Based on our preliminary conclusions, we expect to make a significant investment in our current EPP technology in fiscal 2008.  Second, we expect to move EPP beyond focusing primarily on governmental clients into the commercial biller-direct payment processing space.  In addition to these two EPP-specific initiatives, we also intend to right-size our corporate overhead once the sale of our non-core assets is complete.  In fiscal 2008, we also expect to finalize the divestiture of the held-for-sale businesses and use the proceeds from these dispositions to fund future growth in our EPP business.

While we expect that certain of these initiatives will produce some cost savings during fiscal 2008, we believe the cost of implementing these initiatives will outweigh those savings during fiscal 2008 and we expect to incur a net loss in fiscal 2008.  However, once the implementation of these initiatives is complete, we believe that our company will report long-term, sustainable profitability.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months ended December 31, 2007 and 2006:

			Variance
	Three months ended December 31,		2007 vs. 2006
(in thousands, except percentages)	2007	2006	$	%
Revenues	$29,192	$26,136	$3,056	11.7%
Costs and expenses	33,059	27,820	5,239	18.8%
Loss from continuing operations before other income and income taxes	(3,867)	(1,684)	(2,183)	(129.6)%
Other income	967	1,686	(719)	(42.6)%
Loss from continuing operations before income taxes	(2,900)	2	(2,902)	*
Income tax provision	16	60	(44)	(73.3)%
Loss from continuing operations	(2,916)	(58)	(2,858)	*
Income from discontinued operations, net	1,485	2,272	(787)	(34.6)%
Net (loss) income	$(1,431)	$2,214	$(3,645)	(164.6)%
* Not meaningful

The following sections describe the reasons for key variances in the results that we are reporting for continuing and discontinued operations.

CONTINUING OPERATIONS

The continuing operations section of our Consolidated Statements of Operations includes the results of operations of our core EPP business, certain businesses that we expect to wind-down over the next five years and general corporate operations.  The following table presents the revenues and expenses for our continuing operations for the three months ended December 31, 2007 and 2006.  This table is followed by a detailed analysis summarizing reasons for variances in these financial results.

	Three months ended December 31,
(in thousands)	2007	2006
Revenues	$29,192	$26,136
Costs and expenses:
Direct costs	22,402	19,276
General and administrative	7,248	5,446
Selling and marketing	2,113	1,766
Depreciation and amortization	1,296	1,332
Total costs and expenses	33,059	27,820
Loss from continuing operations before other income and income taxes	(3,867)	(1,684)
Other income	967	1,686
(Loss) income from continuing operations before income taxes	(2,900)	2
Income tax provision	16	60
Loss from continuing operations	$(2,916)	$(58)

Revenues (Continuing Operations)

The following table compares the revenues generated by our continuing operations during the three months ended December 31, 2007 and 2006:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2007	2006	$	%
Revenues
EPP	$27,948	$22,239	$5,709	25.7%
Wind-down	1,382	3,967	(2,585)	(65.2)%
Corporate	(138)	(70)	(68)	(97.1)%
Total	$29,192	$26,136	$3,056	11.7%

The following sections discuss the key drivers that caused these revenue changes from our continuing operations.

EPP Revenues:  EPP provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.  EPP generated $27.9 million of revenues during the three months ended December 31, 2007, a $5.7 million, or 25.7%, increase over the three months ended December 31, 2006.  During the three months ended December 31, 2007, we processed 41.1% more transactions than we did in the same period last year, representing 31.7% more dollars.  The revenues generated by EPP’s educational institution payments vertical increased 68.6% during the three months ended December 31, 2007 over the same period last year.  In addition, the revenues generated by EPP’s property tax payment vertical increased 27.9%.  The remainder of the increase is attributable to increases in federal and state taxes processing and utilities.

As an increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives, we believe our renewed focus on our core EPP business will continue to produce significant revenue growth for the foreseeable future.

Wind-down Revenues:  During the three months ended December 31, 2007, our three wind-down operations generated $1.4 million in revenues, a $2.6 million, or 65.2%, decrease from the three months ended December 31, 2006.  The overall revenue decrease was due primarily to the completion or near completion of several projects during fiscal 2007.  Our Pension business contributed $1.2 million to the overall decline in revenues, in which one project contributed $0.7 million and another project contributed $0.6 million, offset by an increase of $0.1 million in warranty work on another project.  The completion of one project within our Health and Human Services, or HHS, business contributed $1.1 million to the overall decline in Wind-down revenues.  The completion of $0.3 million in maintenance contracts within our Voice and Systems Automation business further contributed to the overall decline.

Corporate Operations/Eliminations:  During the three months ended December 31, 2007, we eliminated $138,000 of revenues for transactions processed by EPP for our GBPO business (which is included in discontinued operations).  This amount was $68,000 greater than the amount eliminated during the three months ended 2006, because of a rise in the number of transactions that EPP processed for our GBPO business.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; credit card interchange fees and assessments; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our continuing operations during the three months ended December 31, 2007 and 2006:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2007	2006	$
Direct costs
EPP	$21,118	$16,582	$4,536	27.4%
Wind-down	1,284	2,694	(1,410)	(52.3)%
Total	$22,402	$19,276	$3,126	16.2%

The following sections discuss the key drivers that caused these changes in the direct costs for continuing operations.

EPP Direct Costs:  Consistent with the growth of our EPP revenues, EPP’s direct costs rose $4.5 million, or 27.4%, during the three months ended December 31, 2007.  This increase directly reflects interchange fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment processing clients.  In addition, the results that we reported for the three months ended December 31, 2006 included the one-time recovery of excess interchange fees.  We expect to see continued increases in our EPP direct costs as we strive to grow this business and as more clients move toward electronic payment processing options.

Wind-down Direct Costs:  During the three months ended December 31, 2007, Direct costs from our wind-down operations decreased $1.4 million, or 52.3%, from the same period last year.  These decreases are primarily due to the absence of labor and labor-related expenses and subcontractor costs incurred on a Pension and a HHS contract, which were both completed during fiscal year 2007.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2008.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid to our directors and auditors.  The following table compares general and administrative costs incurred by our continuing operations during the three months ended December 31, 2007 and 2006:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2007	2006	$	%
General and administrative
EPP	$2,310	$1,313	$997	75.9%
Wind-down	591	553	38	6.9%
Corporate	4,347	3,580	767	21.4%
Total	$7,248	$5,446	$1,802	33.1%

EPP General and Administrative:  During the three months ended December 31, 2007, EPP incurred $2.3 million of general and administrative expenses, a $1.0 million, or 75.9%, increase over the same period last year. These increases are attributable primarily to:  a $0.4 million increase for labor and labor-related expenses, including shared-service costs for resources redeployed from discontinued operations and general corporate operations to EPP; a $0.3 million increase for consulting services to develop and implement key strategic initiatives; a $0.2 million increase in bad debt expense; and $0.1 million of additional rent and legal expenses.

During the remainder of fiscal 2008, general and administrative expenses for our EPP operations could increase as we move toward establishing a common electronic payment processing platform.  Currently, we process payments on multiple platforms at multiple locations.  Investing in a common platform, we believe, will improve the long-term efficiency and cost-effectiveness of our EPP operations and will provide the capacity to process significantly more transactions.

Wind-down General and Administrative:  During the three months ended December 31, 2007, our wind-down operations incurred $0.6 million of general and administrative expenses, a $38,000, or 6.9%, increase over the same period last year.  Included in this variance was a $285,000 increase in our bad debt expense, partially offset by a $209,000 decrease in our labor and labor-related expenses and a $52,000 decrease in other administrative costs.

The $285,000 increase in bad debts expense resulted from the recognition of $82,000 of bad debts expense during the three months ended December 31, 2007, combined with the effects of a $203,000 reduction in the allowance for uncollectible accounts receivable to reflect successful collection efforts in our VSA and Pension businesses during the three months ended December 31, 2006.  The $209,000 decrease in our labor and labor-related expenses reflects $344,000 in wages and fringe benefits, partially offset by $135,000 of additional severance costs, which both result from decreases in the VSA and Pension workforces that we are making as we wind-down these operations.

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

During the three months ended December 31, 2007, our corporate operations incurred $4.3 million of general and administrative expenses, an $0.8 million, or 21.4%, increase over the same period last year, primarily because of a $0.4 million increase in legal expenses and a $0.3 million increase in corporate labor and labor-related expenses.  Legal costs increased $0.4 million primarily because of the absence of the reversal of an over-accrual from the prior fiscal year made during December 31, 2006, and the ongoing investigation by the Securities and Exchange Commission.  The $0.3 million increase in our corporate labor and labor-related expenses includes:  $0.3 million of additional incentives and bonuses paid to retain key employees during the divestiture period; $0.1 million of additional severance, and; $0.3 million of additional share-based payment expenses resulting from the issuance of options to purchase 855,000 shares of our common stock and the acceleration of the vesting period for certain options previously issued to our Board of Directors, which provided Board members with a vesting period consistent with the other options issued to them; partially offset by a $0.4 million reduction in our wages and fringe costs, which primarily resulted from the consolidated of portions of our corporate information and technology function..

We believe the anticipated sales of the majority of our GBPO and PSSI operations will reduce the need for corporate support.  Therefore, during late fiscal 2008, we anticipate reductions in corporate general and administrative expenses.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our continuing operations during the three months ended December 31, 2007 and 2006:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2007	2006	$	%
Selling and marketing
EPP	$1,887	$1,556	$331	21.3%
Wind-down	118	203	(85)	(41.9)%
Corporate	108	7	101	*
Total	$2,113	$1,766	$347	19.7%
* Not meaningful

EPP Selling and Marketing:  During the three months ended December 31, 2007, EPP incurred $1.9 million of selling and marketing expenses, a $0.3 million, or 21.3%, increase over the same period last year.  Of the overall increase, $0.2 million is attributable to additional advertising and partnership related costs.  The remaining $0.1 million increase is due to additional labor and labor-related expenses and additional travel costs.  During fiscal 2008, we expect that EPP’s direct sales and marketing expenses will increase as we strive to accelerate the growth of this business.

Wind-down Selling and Marketing:  During the three months ended December 31, 2007, the selling and marketing expenses of our wind-down operation decreased to $0.1 million, a 41.9% decrease from the same period last year.  The minor decrease is attributable primarily to a decrease in labor and labor-related expenses.  We do not expect to incur significant selling and marketing expenses for our wind-down operations in fiscal 2008.

Corporate Selling and Marketing:  As a general rule, we assign labor and labor-related costs incurred by our corporate selling and marketing function directly to individual projects and businesses that benefited from the service.  The $0.1 million increase in sales and marketing expenses during the three months ended December 31, 2007 primarily reflects a higher proportion labor and labor-related costs that could not be assigned directly to a specific project.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.

	Three months ended December 31,		Variance
(in thousands, except percentages)	2007	2006	$	%
Depreciation and amortization
EPP	$833	$803	$30	3.7%
Wind-down	372	367	5	1.4%
Corporate	91	162	(71)	(43.8)%
Total	$1,296	$1,332	$(36)	(2.7)%

Depreciation and amortization during the three months ended December 31, 2007 and 2006 remained relatively consistent.

Other Income (Continuing Operations)

Equity in net income of unconsolidated affiliate: We had no equity in net income of unconsolidated affiliate during the three months ended December 31, 2007, compared with $0.8 million in the same quarter last year, due to the divestiture in our 46.96% ownership of CPAS, Inc., a former minority-owned investment, in the third quarter of fiscal 2007.

Interest income, net:  Interest income during the three months ended December 31, 2007 remained relatively consistent with the three months ended December 31, 2006.  Although the average daily balance of our investment portfolio increased significantly, the interest rates we received on these investments has declined in recent months consistent with interest rate changes in the marketplace. The interest rates on our investment portfolio fluctuate with changes in the marketplace; however, we believe that the principal value of our portfolio is secure, since we have no investments in the types of financial instruments that have caused other financial institutions to write-down the value of their portfolios.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $16,000 for the three months ended December 31, 2007 and $60,000 for the three months ended December 31, 2006.  The provision for income taxes represents state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

DISCONTINUED OPERATIONS

In April 2007, we began to seek buyers for the majority of our GBPO and PSSI segments.  As of December 31, 2007, we continued to own and operate these businesses.  However, SFAS 144 requires that we report these businesses as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, these operations after their divestiture.  As such, we reclassified revenues and costs associated with the portions of those segments held-for-sale to discontinued operations for all periods represented.

The following table summarizes our results of operations from discontinued operations for the three months ended December 31, 2007 and 2006.  Immediately following this table is a discussion of key variances in these results.

	Three months ended December 31, 2007				Three months ended December 31, 2006
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Revenues	$6,896	$6,610	$—	$13,506	$9,220	$7,364	$—	$16,584
Costs and expenses:
Direct costs	4,134	5,047	(138)	9,043	6,750	4,894	(114)	11,530
General and administrative	387	1,501	41	1,929	658	1,144	192	1,994
Selling and marketing	551	368	15	934	198	563	—	761
Depreciation and amortization	—	20	—	20	1	26	—	27
Write-down of goodwill and intangibles	25	373	—	398	—	—	—	—
Total costs and expenses	5,097	7,309	(82)	12,324	7,607	6,627	78	14,312
Income before other income and income taxes	1,799	(699)	82	1,182	1,613	737	(78)	2,272
Other income	—	303	—	303	—	—	—	—
Income before income taxes	1,799	(396)	82	1,485	1,613	737	(78)	2,272
Income tax provision	—	—	—	—	—	—	—	—
Income from discontinued operations, net	$1,799	$(396)	$82	$1,485	$1,613	$737	$(78)	$2,272

Revenues (Discontinued Operations)

GBPO Revenues:  During the three months ended December 31, 2007, revenues from discontinued GBPO operations decreased $2.3 million, or 25.2%, compared to the same period last year.  The decrease is attributable primarily to the absence of $1.9 million of revenue from one payment processing center contract that expired at the end of the third quarter of fiscal 2007.  A shift to lower cost, state-mandated electronic payment alternatives at another payment processing center reduced revenues by $0.5 million during the three months ended December 31, 2007. Offsetting these decreases was a $0.1 million increase in revenues from a call center project as a result of two additional offices assigned to our contract.

PSSI Revenues:  During the three months ended December 31, 2007, revenues from discontinued PSSI operations decreased $0.8 million, or 10.2%, from the same period last year.  The decrease reflects a $0.9 million reduction in revenues contributed by our Unemployment insurance, or UI, operations and a $0.2 million reduction in revenues contributed by our Financial Management Systems, or FMS, business.  These decreases were partially offset by $0.4 million of incremental revenue from our State Systems Integration, or SSI, business.

UI contributed $0.9 million of lower revenues primarily because of the completion of a project, which contributed $0.7 million to the decline and a $0.6 million reduction in revenues from deliverables on another project.  These decreases were partially offset by $0.4 million of additional revenue from a project which commenced during the fourth quarter of fiscal 2007.   FMS contributed $0.2 million lower revenues because of the completion or near completion of projects.  SSI contributed $0.4 million of incremental revenues because of additional revenues for work performed for an existing customer.

Direct Costs (Discontinued Operations)

GBPO Direct Costs:  During the three months ended December 31, 2007, direct costs from discontinued GBPO operations decreased $2.6 million, or 38.8%, from the same period last year.  Our payment processing centers contributed $2.2 million to the overall decline in direct costs, of which $1.2 million is attributable to the completion of one project during fiscal 2007 and $1.0 million was attributable to the shift to lower cost, state-mandated electronic payment alternatives at another payment processing center.  Our call center project benefited from a $0.6 million decrease in direct costs for the three months ended December 31, 2007 primarily from the absence of $0.2 million in forward loss accruals, the reduction of

$0.2 million in telephone expense and the absence of depreciation expense of $0.1 million, as a result of its held-for-sale status, in which no depreciation expense is recognized in accordance with SFAS 144.

PSSI Direct Costs:  During the three months ended December 31, 2007, direct costs from discontinued PSSI operations increased $0.2 million, or 3.1%, from the same period last year.  An increase in direct costs for maintenance contracts within our FMS business contributed $0.5 million to the overall increase in expenses.  In addition, our SSI business incurred $0.3 million more in expenses in the three months ended December 31, 2007 over the same period last year.  Offsetting these increases was a $0.6 million decrease by our UI business, including $0.4 million attributable to the completion of one project and $0.4 million attributable to reduced work on another fixed-price contract, partially offset by a $0.2 million increase in expenses incurred on several smaller projects.

Other Expenses (Discontinued Operations)

GBPO Other Expenses:  During the three months ended December 31, 2007, general and administrative expenses for our GBPO discontinued operations decreased $0.3 million, or 41.2%, because of a $0.2 million decrease in bad debt expense and a $0.1 million decrease in labor and labor-related support services, primarily attributable to the closure of one of our payment processing centers in the third fiscal quarter of fiscal 2007.  Selling and marketing expenses increased $0.4 million, because of the costs associated with preparing a number of significant proposals.  Finally, we recognized $25,000 of SFAS 144 impairment expense during the three months ended December 31, 2007 to write-down the carrying value of certain GBPO assets that are classified as held-for-sale to fair value.

PSSI Other Expenses:  During the three months ended December 31, 2007, general and administrative expenses for discontinued PSSI operations increased $0.4 million, or 31.2%, over the same period last year, primarily due to a $0.9 million increase in labor and labor related expenses of administrative support services.  Partially offsetting this increase is a decrease of $0.3 million of bad debt expense and a $0.2 million decrease in office supplies and miscellaneous expenses.  Selling and marketing expenses decreased $0.2 million during the three months ended December 31, 2007, primarily from a decrease in labor and labor-related expenses, including labor expenses allocated from corporate overhead that can be directly assigned to specific operations.  During the three months ended December 31, 2007, we recognized $0.4 million of SFAS 144 impairment to write-down the carrying value of certain PSSI operations that are classified as held-for-sale to fair value.

Corporate Other Expenses:  During the three months ended December 31, 2007, general and administrative expenses for discontinued corporate operations decreased $0.2 million over the same period last year, primarily due to a decrease in labor and labor-related expenses that could not be assigned to specific operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions. Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At December 31, 2007, we had $5.5 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, insurance and a property lease.

Net Cash from Continuing Operations—Operating Activities.  During the three months ended December 31, 2007, our operating activities from continuing operations provided $1.8 million of cash.  This reflects a net loss of $2.9 million from continuing operations and $2.0 million of non-cash items.  During the three months ended December 31, 2007, $2.7 million of cash was generated by an increase in accounts payable and accrued liabilities.  A decrease in accounts receivable and unbilled receivables generated $0.2 million of cash.  A decrease in deferred revenue used $0.2 million of cash.

During the three months ended December 31, 2006, our operating activities from continuing operations used $0.8 million of cash.  This reflects a net loss of $0.1 million from continuing operations and $0.5 million of non-cash items.  During the three months ended December 31, 2006, $1.7 million of cash was used in by an increase in accounts receivable and unbilled receivables.  A decrease in deferred revenue used $0.2 million of cash.  An increase in accounts payable and accrued liabilities generated $0.3 million of cash, an increase in income taxes receivable generated $0.2 million of cash and a decrease of prepaid expenses and other assets generated $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from continuing operations for the three months ended December 31, 2007 was $0.9 million, including $5.6 million of cash provided by sales and maturities of marketable securities, offset by $3.9 million of cash used to purchase marketable securities.  In addition, $0.8 million of cash was used to purchase equipment and software, primarily associated with our corporate IT.

Net cash used in our investing activities from continuing operations for the three months ended December 31, 2006 was $0.2 million, including $3.3 million of cash used to purchase restricted investments in the form of certificates of deposit required to collateralize performance bonds, offset by $3.3 million of cash generated by sales and maturities of restricted investments. In addition, we used $0.3 million of cash to purchase equipment and software.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from continuing operations for the three months ended December 31, 2007 was $7,000, including $29,000 provided by the exercise of options to purchase our common stock, partially offset by the use of $36,000 for capital lease obligations.  Net cash used in our financing activities from continuing operations for the three months ended December 31, 2006 was $7,000, used for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the three months ended December 31, 2007, our operating activities from discontinued operations provided $3.1 million of cash.  This reflects $1.5 million of net income and $0.1 million used for non-cash items, of which $0.4 million relates to the write-down of goodwill and held-for-sale assets and $0.3 million by the reduction in bad debt expense.  During the three months ended December 31, 2006, our operating activities from discontinued operations generated $4.9 million of cash, including $2.3 million of net income and $1.3 million of non-cash items.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from discontinued operations for the three months ended December 31, 2007 was $1.3 million, primarily used to purchase equipment and software, and fund internally developed software.  Net cash used in our investment activities from discontinued operations for the three months ended December 31, 2006 was $0.7 million, primarily to purchase equipment and software, and fund internally developed software.

Net Cash from Discontinued Operations—Financing Activities.  During the three months ended December 31, 2007 and 2006, we used $2,000 and $1,000, respectively, of cash for capital lease obligations.

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

CONTRACTUAL OBLIGATIONS

Since September 30, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon our financial results.  We believe that of our accounting policies, the following estimates and assumptions, which require complex subjective judgments by management, could have a material impact on reported results:  estimates of project costs and percentage of completion; estimates of effective tax rates, deferred taxes and associated valuation allowances; valuation of goodwill and intangibles; and estimated share-based compensation.  Actual results could differ materially from management’s estimates.

For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at December 31, 2007, the fair value of the portfolio would decline by about $19,200.

The majority of our investment portfolio is composed of AAA-rated auction rate municipal bonds, collateralized with student loans.  These municipal bonds, which typically have 20- to 30-year maturities, are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After their initial issuance, the interest rate on these securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities.  To date, we are not aware of the failure of any auctions for municipal bonds, collateralized with student loans.  In the event, however, that an auction occurs for which there was insufficient demand by potential buyers for a particular security, the fair value of our investment could decline and we may not be able to liquidate our investment in that security on a timely basis.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2006, we were served with a purported class action lawsuit filed with the United States District Court for the Eastern District of Virginia on behalf of purchasers of our common stock.  The suit alleged that Tier and certain of its former officers issued false and misleading statements, but did not specify the damages being sought.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered into an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  On December 3, 2007, the court granted our motion to dismiss plaintiff's complaint, but permitted plaintiff an opportunity to file an amended complaint.  Currently, the parties are in the process of resolving that lawsuit.  We believe we have minimal, if any, exposure associated with this complaint.

In May 2003, we received a subpoena from a grand jury in the Southern District of New York to produce certain documents pursuant to an investigation by the Antitrust Division of the U.S. Department of Justice, or the DOJ, involving the child support payment processing industry.  On November 23, 2003, the DOJ granted us conditional amnesty pursuant to the Antitrust Division's Corporate Leniency Policy.  In January 2008, we were advised by the DOJ that they will no longer pursue this investigation.

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

The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-Q.  We updated these risk factors from those included in our annual report on Form 10-K to, among other things, update the risk factor regarding claims and lawsuits.

We have incurred losses in the past and may not be profitable in the future.  We have incurred losses in the past and we may do so in the future.  While we reported net income in fiscal year 2005, we expect to report a loss for fiscal 2008 and have reported net losses of $3.0 million during fiscal year 2007, $9.5 million during the fiscal year 2006, $63,000 in fiscal year 2004 and $5.4 million in fiscal year 2003.

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

We may not be successful in divesting certain assets and liabilities and our anticipated divestiture could disrupt our operations.  We may not be able to obtain reasonable offers for the fair value of the portions of PSSI and GBPO assets and liabilities that we are marketing.  In that event, we may be required to recognize additional impairment losses or to terminate our planned divestiture.  Furthermore, our announced divestiture plan has resulted in, and could result in, additional turnover of employees or could have an adverse impact on our ability to attract and retain customers, which, in turn, could have an adverse impact on the revenues generated by these businesses.  In addition, if our estimates of the fair value of these businesses are not accurate, we may incur additional impairment losses or other losses on the sale of these businesses.  Divestiture of certain portions of these businesses has been delayed, and may be further delayed, or may be unsuccessful, resulting in business disruption and increased costs of running and completing certain projects.

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

Our current and future information technology infrastructure may not meet our requirements for the sustainable and economical growth of our EPP business. Our EPP business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements of our existing platform does not keep pace with the growth of our business, we may not be able to meet our growth expectations.  Furthermore, if we are not able to acquire or develop these systems on a timely and economical basis, the profitability of our EPP business may be adversely affected.

While our continuing operations provide services to over 3,000 clients, our revenues and cash flows could decline significantly if we were unable to retain our largest clients.  Our electronic payment processing provides services to over 3,000 clients.  However, our contract with the U.S. Internal Revenue Service has historically generated about 25% of our annual revenues from electronic payment processing.  This contract is scheduled to expire at the end of 2008 if the IRS does not exercise its option to renew.  Our operating results and cash flows could decline significantly if we were unable to retain this client, or replace it in the event we were unable to renew this contract or are unsuccessful in future re-bids of this contract.

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

Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, licensing and bonding requirements, industry association rules and public disclosure requirements, which are subject to change.  Changing laws, regulations and standards relating to corporate governance, accounting standards, and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies and increasing the cost of compliance.  To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards.  This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities.  New laws, regulations or industry standards may be enacted, or existing ones changed, which could negatively impact our services and revenues.  Taxes or fees may be imposed or we could be subject to additional requirements in regard to privacy, security or qualification for doing business.  For our transaction processing services, we are subject to various federal and state laws and regulations, the rules of the National Automated Clearing House Association, licensing requirements, and the applicable credit/debit card association rules.  We could be subject to fees, penalties, or other sanctions for failure to comply with these laws, rules or regulations.  A change in such laws, rules or regulations could restrict or eliminate our ability to provide services or accept certain types of transactions, and could increase costs, impair growth and make our services unprofitable.

The revenues generated by our electronic payment processing operations may fluctuate and the ability to maintain profitability is uncertain.  EPP primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations and educational and utility obligations.  The revenues earned by EPP depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  If consumers are not receptive to paying a convenience fee; if card associations change their rules or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs, demand for electronic payment processing services could decline.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce margins and harm our profitability.  Demand for electronic payment processing services could also be affected adversely by a decline in the use of the Internet, economic factors such as a decline in availability credit or increased unemployment, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

Our ability to grow depends largely on our ability to attract, integrate and retain qualified personnel.  The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified project managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resigns to join a competitor, to form a competing company, or as a result of a divestiture, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.

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

If we are not able to obtain adequate or affordable insurance coverage or bonds, we could face significant liability claims and increased premium costs and our ability to compete for business could be compromised.  We maintain insurance to cover various risks in connection with our business.  Additionally, our business includes projects that require us to obtain performance, statutory and bid bonds from a licensed surety.  There is no guarantee that such insurance coverage or bonds will continue to be available on reasonable terms, or at all.  If we are unable to obtain or maintain adequate insurance and bonding coverage, potential liabilities associated with the risks discussed in this report could exceed our coverage, and we may not be able to obtain new contracts or continue to provide existing services, which could result in decreased business opportunities and declining revenues.

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

Our business is subject to increasing performance requirements, which could result in reduced revenues and increased liability. Our business involves projects that are critical to the operations of our clients' businesses.  The failure to meet client expectations could damage our reputation and compromise our ability to attract new business.  On certain projects we make performance guarantees, based upon defined operating specifications, service levels and delivery dates, which are sometimes backed by contractual guarantees and performance, statutory or bid bonds.  Unsatisfactory performance or unanticipated difficulties or delays in starting or completing such projects may result in termination of the contract, a reduction in payment, liability for penalties and damages, or claims against a bond.  Client performance expectations or unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our project costs and make us less profitable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement between Tier Technologies, Inc. and Michael A. Lawler, dated October 29, 2007. *
10.2	Employment Agreement between Tier Technologies, Inc. and Steven M. Beckerman, dated October 29, 2007. *
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
†Filed herewith. *Filed as an exhibit to Form 8-K, filed November 1, 2007, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.

Dated:  February 6, 2008

By: /s/ David E. Fountain
     David E. Fountain
     Chief Financial Officer
                                                       (Principal Financial and Accounting Officer)