Form 10-Q
period 2008-05-06
TIER TECHNOLOGIES INC
filed 2008-05-06
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                       Accelerated filer ☒

Non-accelerated filer ☐           Smaller reporting company ☐
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).                                           Yes ☐     No ☒

At April 30, 2008 there were 19,561,955 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.
TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION 1

Item 1.  Consolidated Financial Statements (unaudited) 1

Consolidated Balance Sheets 1
Consolidated Statements of Operations 2
Consolidated Statements of Comprehensive (Loss) Income 3
Consolidated Statements of Cash Flows 4
Consolidated Supplemental Cash Flow Information 5
Notes to Consolidated Financial Statements (unaudited) 6
Note 1—Overview of Organization and Basis of Presentation 6
Note 2—Summary Of Significant Accounting Policies 7
Note 3—Investments 9
Note 4—Customer Concentration and Risk 11
Note 5—Goodwill and Other Intangible Assets 12
Note 6—Income Taxes 12
Note 7—Restructuring 13
Note 8—Contingencies and Commitments 13
Note 9—Related Party Transactions 16
Note 10—Share-based Payment 16
Note 11—Segment Information 17
Note 12—Discontinued Operations 19
Note 13—(Loss) Earnings per Share 21
Note 14—Subsequent Event 22

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations 24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk 38

Item 4.  Controls and Procedures 38

PART II.  OTHER INFORMATION 40

Item 1.  Legal Proceedings 40

Item 1A.  Risk Factors 40

Item 4.  Submission of Matters to a Vote of Security Holders 45

Item 5.  Other Information 45

Item 6.  Exhibits 48

SIGNATURE 49

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 40, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$40,635	$16,516
Investments in marketable securities	—	57,815
Accounts receivable, net	3,881	4,909
Unbilled receivables	443	545
Prepaid expenses and other current assets	1,821	2,169
Assets of discontinued operations	39	672
Current assets—held-for-sale	35,500	36,196
Total current assets	82,319	118,822

Property, equipment and software, net	4,082	3,743
Goodwill	14,526	14,526
Other intangible assets, net	15,548	17,640
Investments in marketable securities	31,111	—
Restricted investments	11,526	11,526
Other assets	362	167
Total assets	$159,474	$166,424

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$850	$877
Accrued compensation liabilities	3,188	4,653
Accrued subcontractor expenses	339	504
Accrued discount fees	4,974	4,529
Other accrued liabilities	4,161	4,213
Deferred income	2,105	2,649
Liabilities of discontinued operations	41	421
Current liabilities—held-for-sale	10,993	10,864
Total current liabilities	26,651	28,710
Other liabilities	180	200
Total liabilities	26,831	28,910

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,439 and 20,425; shares outstanding: 19,555 and 19,541	187,928	186,417
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Accumulated other comprehensive loss	(1,414)	—
Accumulated deficit	(45,187)	(40,219)
Total shareholders’ equity	132,643	137,514
Total liabilities and shareholders’ equity	$159,474	$166,424

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues	$25,961	$22,797	$54,916	$47,598

Costs and expenses:
Direct costs	19,518	17,147	41,752	35,291
General and administrative	6,873	8,528	13,982	13,910
Selling and marketing	2,005	1,964	4,119	3,753
Depreciation and amortization	1,330	1,334	2,625	2,666
Total costs and expenses	29,726	28,973	62,478	55,620
Loss from continuing operations before other income and income taxes	(3,765)	(6,176)	(7,562)	(8,022)

Other income:
Equity in net income of unconsolidated affiliate	—	177	—	986
Interest income, net	824	607	1,790	1,484
Total other income	824	784	1,790	2,470

(Loss) from continuing operations before income taxes	(2,941)	(5,392)	(5,772)	(5,552)
Income tax provision	12	7	28	67

Loss from continuing operations	(2,953)	(5,399)	(5,800)	(5,619)
(Loss) income from discontinued operations, net	(584)	9,137	832	11,571

Net (loss) income	$(3,537)	$3,738	$(4,968)	$5,952

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.15)	$(0.28)	$(0.29)	$(0.28)
From discontinued operations	(0.03)	0.47	0.04	0.59
(Loss) earnings per share—Basic and diluted	$(0.18)	$0.19	$(0.25)	$0.31

Weighted average common shares used in computing:
Basic and diluted (loss) earnings per share	19,551	19,501	19,547	19,500

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2008	2007	2008	2007
Net (loss) income	$(3,537)	$3,738	$(4,968)	$5,952
Other comprehensive (loss) income, net of tax:
Unrealized loss on investments in marketable securities	(1,414)	—	(1,414)	(1)
Foreign currency translation adjustment	—	10	—	(29)
Other comprehensive (loss) income	(1,414)	10	(1,414)	(30)
Comprehensive (loss) income	$(4,951)	$3,748	$(6,382)	$5,922

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended March 31,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,968)	$5,952
Less: Income from discontinued operations, net	832	11,571
Loss from continuing operations, net	(5,800)	(5,619)
Non-cash items included in net income (loss):
Depreciation and amortization	2,697	2,745
Provision for doubtful accounts	31	(473)
Equity in net income of unconsolidated affiliate	—	(986)
Accrued forward loss on contract	107	(13)
Pending settlement of pension contract	—	1,190
Share-based compensation	1,415	1,180
Other	48	1
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,098	(179)
Prepaid expenses and other assets	125	305
Accounts payable and accrued liabilities	(1,434)	(281)
Income taxes payable	28	26
Deferred income	(544)	(429)
Cash used in operating activities from continuing operations	(2,229)	(2,533)
Cash provided by operating activities from discontinued operations	4,628	7,354
Cash provided by operating activities	2,399	4,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,325)	(3,108)
Sales and maturities of marketable securities	32,615	1,000
Purchase of restricted investments	—	(9,260)
Sales and maturities of restricted investments	—	3,348
Purchase of equipment and software	(921)	(462)
Repayment of notes and accrued interest from related parties	—	4,249
Other investing activities	—	(75)
Cash provided by (used in) investing activities from continuing operations	24,369	(4,308)
Cash used in investing activities from discontinued operations	(2,716)	(1,593)
Cash provided by (used in) investing activities	21,653	(5,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	96	32
Capital lease obligations and other financing arrangements	(26)	(12)
Cash provided by financing activities from continuing operations	70	20
Cash used in financing activities from discontinued operations	(3)	(3)
Cash provided by financing activities	67	17
Effect of exchange rate changes on cash	—	(8)
Net increase (decrease) in cash and cash equivalents	24,119	(1,071)
Cash and cash equivalents at beginning of period	16,516	18,468
Cash and cash equivalents at end of period	$40,635	$17,397

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Six months ended March 31,
(in thousands)	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7	$6
Income taxes paid, net	$—	$50
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on shareholder notes	$—	$123
Equipment acquired under capital lease obligations and other financing arrangements	$28	$26

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

Our Senior Management team allocates resources to and assesses the performance of our operations in two major categories: Continuing Operations and Discontinued Operations.  As of March 31, 2008, our Continuing Operations were composed of:

•
Electronic Payment Processing, or EPP—provides electronic payment processing options, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP services are provided by our two wholly owned subsidiaries:  Official Payments Corporation, or OPC, and EPOS Corporation, or EPOS;

•
Wind-down Operations—represent portions of our Government Business Process Outsourcing, or GBPO and Packaged Software and System Integration, or PSSI operations that we expect to wind down over a five-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we are divesting.  These operations include:

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

Our Discontinued Operations, or held-for sale businesses, represent those portions of GBPO and PSSI for which we are seeking buyers, including the following:

•
GBPO Discontinued Operations—includes our child support payment processing, child support financial institution data match services, consulting services to state agencies, computer telephony and call centers operations; and

•
PSSI Discontinued Operations—includes our financial management systems, unemployment insurance administration systems and systems integration lines of business.  In addition, the results reported for our PSSI discontinued operations include our former Independent Validation and Verification business, which was sold on December 31, 2007.

In June 2007, we sold our 46.96% investment in the outstanding common stock of CPAS Systems, Inc., or CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  Prior to this disposition, we used the equity method of accounting to report our investment in CPAS.

We reclassified historical financial information presented in our Consolidated Financial Statements and our Notes to Consolidated Financial Statements to conform to the current period’s presentation.  For additional information about our continuing operations, see Note 11—Segment Information.  For

Tier Technologies, Inc.

additional information about the businesses that we have sold or classified as held-for-sale, see Note 12—Discontinued Operations.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ACCOUNTING POLICIES

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

We have revised our disclosures about revenue recognition from our Annual Report on Form 10-K for period ended September 30, 2007 to provide more of a distinction between our Continuing Operations revenue streams and our Discontinued Operations revenue streams.

Continuing Operations

Our Electronic Payment Processing, or EPP, operations offer payment processing services to our clients, which allow them to offer their constituents (individuals or businesses) the ability to pay certain financial obligations with their credit or debit cards or with an electronic check.  Our revenue is generated in the form of the convenience fee we are permitted to charge the constituent for the electronic payment processing service provided.  Depending on the agreement with the client, the convenience fee can be a fixed fee or a percentage of the payment processed.  In more than 90% of our arrangements, this fee is charged directly to the constituent and is added to their payment obligation at the point the payment is processed.  We recognize the revenue the month in which the service is provided.

We use the percentage-of-completion method to recognize revenue associated with our Pension wind-down operations.  This method of revenue recognition is discussed in more detail in the following Discontinued Operations section.

Our remaining wind-down operations include software sales and maintenance and support, as well as non-essential training and consulting.  We recognize the revenues on training and consulting projects in the month the services are performed.  The method or revenue recognition for software sales and maintenance and support is discussed in more detail in the following Discontinued Operations section.

Tier Technologies, Inc.

Discontinued Operations

Typically, our payment processing and call center operations earn revenues based upon a specific fee per transaction or percentage of the dollar amount processed.  We recognize these revenues in the month that the service is provided.

We use the percentage-of-completion method to recognize revenues for software licenses and related services for projects that require significant modification or customization that is essential to the functionality of the software.  We record a provision in those instances in which we believe it is probable that a contract will generate a net loss and we can reasonably estimate this loss.  If we cannot reasonably estimate the loss, we limit the amount of revenue that we recognize to the costs we have incurred, until we can estimate the total loss.  Advance payments from clients and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue.  Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.

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

Finally, under the terms of a number of our contracts, we are reimbursed for certain costs that we incur to support the project, including travel, postage, stationery and printing.  We include the amounts that we are entitled to be reimbursed and any associated mark-up on these expenses in Revenues and include the expenses as a direct cost in (Loss) income from discontinued operations, net on our Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Tier Technologies, Inc.

In February 2008, FASB issued FASB Staff Position FAS 157-1—Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.  This FSP removes leasing transactions accounted for under Statement of Financial Accounting Standards No. 13—Accounting for Leases and its related guidance from SFAS 157.  In February 2008, FASB also issued FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157.  This FSP delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We do not expect that the adoption of these FSPs will have a material effect on our financial position and results of operations.

SFAS 159—The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued Statement of Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which allows companies to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The principle can be applied on an instrument by instrument basis, is irrevocable and must be applied to the entire instrument.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of each reporting fiscal year beginning after November 15, 2007.  We expect to adopt this standard beginning October 1, 2008.  We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operations.

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

SFAS 141(R)—Business Combinations.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 141(R)—Business Combinations, or SFAS 141(R), which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  SFAS 141(R) will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We will adopt SFAS 141(R) beginning October 1, 2009.

NOTE 3—INVESTMENTS

Investments are composed of available-for-sale debt securities, as defined in SFAS 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $5.5 million at March 31, 2008 and September 30, 2007, which were pledged in connection with performance bonds and a real estate operating lease, will be restricted for the terms of the project performance and lease periods, the latest of which is estimated to end March 2010.  At March 31, 2008 and September 30, 2007, we also used a $6.0 million money market investment as a compensating balance for a bank account used for certain operations.  These investments are reported as Restricted investments on our Consolidated Balance Sheets.

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

Tier Technologies, Inc.

have the intent and ability to hold the associated investments for the foreseeable future and we have not made the decision to dispose of the securities as of the reported date.

At March 31, 2008 and September 30, 2007, our investment portfolio included $31.1 million and $54.4 million, respectively, of municipal bonds that were collateralized primarily with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  These investments rated AAA (with the exception of one pension obligation rated BBB) were current on all obligations and we continued to earn interest on our auction rate security investments at the maximum contractual rate.  However, the uncertainty of the credit markets has resulted in negative impacts to liquidity and fair value of these investments.  During the three months ended March 31, 2008, we liquidated as many of these securities as possible and invested the funds in money market accounts.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value, as estimated by our investment banker, of the remaining investments no longer approximated par value.  During the three months ended March 31, 2008, we recorded a temporary impairment charge of $1.4 million, which is included in Accumulated other comprehensive loss on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid (all of our securities have maturities in excess of ten years) or a buyer outside the auction process emerges.  We do not believe the unsuccessful auctions experienced to date are the result of the deterioration of the underlying credit quality of these securities.  We have recorded the impairment as temporary as we have the intent and ability to hold these investments until one of the previously mentioned scenarios occurs.  We believe that our cash and cash equivalents balances of $40.6 million at March 31, 2008 are sufficient and we do not anticipate the lack of liquidity in the credit and capital markets will have a material impact on our cash flows or the ability to conduct our business.  Due to lack of liquidity in March 2008, we reclassified our entire auction rate security portfolio from current to long term Investments in marketable securities on our Consolidated Balance Sheets.

If the current market conditions continue or the anticipated recovery in market values does not occur, we may be required to record other-than-temporary impairment charges in the future.  We intend to convert our investments in auction rate securities to money market funds as liquidity returns and conditions permit.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, all other investments are categorized as available-for-sale under SFAS 115.  As such, our securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies provided by our investment banker.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment.  At March 31, 2008 and September 30, 2007, we did not believe any of our investments were other-than-temporarily impaired.

Tier Technologies, Inc.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	March 31, 2008			September 30, 2007
(in thousands)	Amortized cost	Unrealized gain/(loss)	Estimated fair value	Amortized cost	Unrealized gain/(loss)	Estimated fair value
Cash equivalents:
Money market	$25,652	$—	$25,652	$7,798	$—	$7,798
Total investments included in cash and cash equivalents	25,652	—	25,652	7,798	—	7,798
Investments in marketable securities:
Debt securities (State and local bonds)	—	—	—	54,400	—	54,400
Certificates of deposit	—	—	—	3,415	—	3,415
Total marketable securities	—	—	—	57,815	—	57,815
Long-term investments:
Debt securities (State and local bonds)	32,525	(1,414)	31,111	—	—	—
Total long-term investments	32,525	(1,414)	31,111	—	—	—
Restricted investments:
Money market	6,000	—	6,000	6,000	—	6,000
Certificates of deposit	5,526	—	5,526	5,526	—	5,526
Total restricted investments	11,526	—	11,526	11,526	—	11,526
Total investments	$69,703	$(1,414)	$68,289	$77,139	$—	$77,139

NOTE 4—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the six months ended March 31, 2008, our contract with the Internal Revenue Service contributed revenues of $10.5 million, or 19.0% of our revenues from continuing operations.  During the six months ended March 31, 2007, this same contract contributed revenues of $8.8 million, or 18.7% of our revenues from continuing operations.

Accounts receivable, net.  As of March 31, 2008 and September 30, 2007, we reported $3.9 million and $4.9 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 54.3% and 63.2% of the balances reported at March 31, 2008 and September 30, 2007, respectively, represent accounts receivable, net that are attributable to operations that we intend to wind down during the course of the next five years (See Note 11—Segment Information, for additional information about our wind-down operations).  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPP customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of March 31, 2008 and September 30, 2007, Accounts receivable, net, included an allowance for uncollectible accounts of $1.0 million and $1.2 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  As of March 31, 2008, Accounts receivable, net included $0.9 million of retainers that we expected to receive in one year.  As of September 30, 2007, Accounts receivable, net included $0.8 million of retainers that we expected to receive in one year.

Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work.  As of March 31, 2008 and September 30,

Tier Technologies, Inc.

2007, total unbilled receivables, all of which are expected to become billable in one year, were $0.4 million and $0.5 million, respectively.

All of the retainers and unbilled receivable balances discussed above are associated with businesses that we intend to wind down over the next five years (See Note 11—Segment Information).

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2008.  The goodwill for our continuing operations is reported on the line titled Goodwill on our Consolidated Balance Sheets, while the goodwill for our discontinued operations is included in the line titled Current assets—held-for-sale.

	Continuing Operations			Discontinued Operations
(in thousands)	EPP	Wind-down	Total	GBPO	PSSI	Total	Total
Balance at September 30, 2007	$14,526	$—	$14,526	$3,219	$8,907	$12,126	$26,652
Goodwill impairment	—	—	—	(320)	(1,410)	(1,730)	(1,730)
Balance at March 31, 2008	$14,526	$—	$14,526	$2,899	$7,497	$10,396	$24,922

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS 142—Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  Hence, our intention to divest the majority of our GBPO and PSSI assets and liabilities triggered a requirement to review the goodwill associated with these asset groups for impairment.  Because we intend to divest portions of two reporting units, each quarter we test each business within our former PSSI and GBPO segments for impairment.

During the six months ended March 31, 2008, we recorded a goodwill impairment loss of $1.7 million for our held-for-sale businesses. For additional information regarding these discontinued businesses, see Note 12—Discontinued Operations

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our continuing operations.  As such, we test impairment of these assets on an annual basis during the fourth quarter of our fiscal year, unless an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the assets below the carrying value.  The following table summarizes Other intangible assets, net, for our continuing operations:

		March 31, 2008			September 30, 2007
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	7-10 years	$28,408	$(15,335)	$13,073	$28,408	$(13,840)	$14,568
Technology and research and development	5 years	3,966	(2,880)	1,086	3,966	(2,444)	1,522
Trademarks	6-10 years	3,214	(1,825)	1,389	3,214	(1,664)	1,550
Other intangible assets, net		$35,588	$(20,040)	$15,548	$35,588	$(17,948)	$17,640

During the six months ended March 31, 2008, we recognized $2.1 million of amortization expense on our other intangible assets.

NOTE 6—INCOME TAXES

On October 1, 2007, we adopted FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which provides a financial statement

Tier Technologies, Inc.

recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The adoption of FIN 48 had no material impact on our Consolidated Balance Sheets or our Consolidated Statements of Operations for the six months ended March 31, 2008.  After examining the current and past tax positions taken, we concluded that it is more-likely-than-not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  No interest or penalties have been accrued associated with any tax positions taken.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  However, as of March 31, 2008, we had no accrued interest or penalties related to uncertain tax positions.  Currently, we are under audit by the IRS for tax year ending September 30, 2005.  We expect the audit to conclude in the next 12 months.  We are unaware of any material issues relating to the audit.

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

NOTE 7—RESTRUCTURING

During the six months ended March 31, 2008, we incurred $0.3 million in restructuring liabilities for severance costs associated with the termination of several employees within our Voice and Systems Automation wind-down operations and facilities costs associated with the closure of our New Mexico shared-service facility.  During fiscal year 2004, we incurred restructuring liabilities for facilities closure costs associated with the relocation of our administrative functions from Walnut Creek, California to Reston, Virginia, the balance of which will be paid during fiscal 2008.

The following table summarizes the restructuring liabilities activity during the six months ended March 31, 2008:

(in thousands)	Facilities closures	Severance	Total
Balance at September 30, 2007	$180	$—	$180
Additions	6	273	279
Cash payments	(122)	(153)	(275)
Balance at March 31, 2008	$64	$120	$184

As shown in the preceding table, we had $0.2 million of restructuring liabilities at March 31, 2008, which was included in Other accrued liabilities in the Consolidated Balance Sheet.  We expect to pay the remaining $0.2 million liability during fiscal year 2008.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At March 31, 2008, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows.  At both March 31, 2008 and September 30, 2007, we had legal accruals of $1.1 million based upon estimates of key legal matters.

In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry.  We fully cooperated with

Tier Technologies, Inc.

the investigation.  In January 2008, we were advised by the DOJ that they will no longer pursue this investigation.

On May 31, 2006, we received a subpoena from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

On November 20, 2006, we were served with a purported class action lawsuit filed with the United States District Court for the Eastern District of Virginia on behalf of purchasers of our common stock.  The suit alleged that Tier and certain of its former officers issued false and misleading statements.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered into an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  On December 3, 2007, the court granted our motion to dismiss plaintiff's complaint, but permitted plaintiff an opportunity to file an amended complaint.  On January 29, 2008, we settled the matter for a nominal sum and entered into a mutual settlement agreement and release.  On February 19, 2008, the United States District Court for the Eastern District of Virginia dismissed the case with prejudice.

BANK LINES OF CREDIT

At March 31, 2008, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2008, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of March 31, 2008, $5.5 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

Note 3—Investments discloses that at March 31, 2008, our investment portfolio included $31.1 million of primarily AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities.  In mid-February 2008, we began to experience unsuccessful auctions.  An unsuccessful auction happens when there are insufficient buyers for the securities at the reset date.  If there are no buyers in the market for a particular auction rate security, the security holder is unable to sell the security.  Therefore, the security becomes illiquid until such time that the market provides sufficient buyers for the security, the issuer refinances the obligation, or the obligation reaches final maturity.  This was caused by concerns in the sub-prime mortgage market and overall credit market issues.  Because of the unsuccessful auctions and lack of liquidity, the fair value of our auction rate securities declined.  All but one of our securities are collateralized with student loans, the other security is a pension obligation.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.  Until liquidity is restored, we may not be able to liquidate these investments in a timely manner or at par value.

GUARANTEES

In conjunction with our participation as a subcontractor in a three-year contract for unemployment insurance-related services, we guaranteed the performance of the prime contractor on the project.  The contract does not establish a limitation to the maximum potential future payments under the guarantee; however, we estimate that the maximum potential undiscounted cost of the guarantee is $4.5 million.  In

Tier Technologies, Inc.

accordance with FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we valued this guarantee based upon the sum of probability-weighted present values of possible future cash flows.  As of March 31, 2008, the remaining liability was $70,000, which is being amortized over the term of the contract.  We believe the probability is remote that the guarantee provision of this contract will be invoked.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer.  Fees for obtaining the bonds are expensed over the life of each bond and are included as a direct cost in (Loss) income from discontinued operations, net on our Consolidated Statements of Operations.  At March 31, 2008, we had $16.9 million of bonds posted with our customers.  There were no claims pending against any of these bonds as of March 31, 2008.

EMPLOYMENT AGREEMENTS

As of March 31, 2008, we had employment and change of control agreements with six executives, a former executive and 21 other key managers.  If certain termination or change of control events were to occur under the 28 remaining contracts as of March 31, 2008, we could be required to pay up to $8.5 million.  On March 26, 2008, we announced the resignation of our Chief Financial Officer effective April 4, 2008, at which time his employment agreement was terminated.  Of the above referenced amount, $3.4 million related to this employment agreement, and effective April 4, 2008 was no longer a possible contingent payment.  See Note 14—Subsequent Event for additional information regarding an employment agreement with our CEO that was executed in April 2008.

As of March 31, 2008, we had a separation agreement in place with one of our executives, whose employment terminated March 31, 2008.  Under the terms of the agreement we are obligated to pay the executive $0.3 million over the next six months, which consists of 12 months' base salary, COBRA premiums for the shorter of 12 months or the period during which she is eligible for COBRA, up to $7,500 for outplacement services and $18,333 per month for consulting services.

As of March 31, 2008, we also had agreements with 14 key employees under which these individuals would be entitled to receive three to twelve months of their base salaries over a one- to three-year period, after completing defined employment service periods.  During the remainder of fiscal 2008, we expect to recognize a maximum expense of $0.3 million for these agreements.  We expect to recognize a maximum expense of $0.3 million during fiscal year 2009 and $39,250 during fiscal year 2010 for these agreements.

As of March 31, 2008, we had change of control agreements with 29 key employees, 21 within our held-for-sale operations and 5 within our wind-down operations, which we entered into beginning in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements, we would be required to pay up to $2.1 million if a defined change of control were to occur as of March 31, 2008.

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

FORWARD LOSSES

Throughout the term of our customer contracts, we forecast revenues and expenses over the total life of the contract.  In accordance with generally accepted accounting principles, if we determine that

Tier Technologies, Inc.

forecasted total expenses will probably exceed the total forecasted revenues over the term of the contract, we record an accrual in the current period equal to the total forecasted losses over the term of the contract, less losses recognized to date, if any.  As of both March 31, 2008 and September 30, 2007, accruals totaling $0.9 million were included in Current liabilities—held-for-sale on our Consolidated Balance Sheets.  As of March 31, 2008 and September 30, 2007, accruals totaling $148,000 and $41,000, respectively, were included in Other liabilities on our Consolidated Balance Sheets.  Changes in the accrued forward loss for Continuing Operations are reflected in Direct costs, and changes in the accrued forward loss for Discontinued Operations are reflected as a direct cost in (Loss) income from discontinued operations, net, on our Consolidated Statements of Operations.  See Note 14—Subsequent Event for additional information regarding the forward loss liability included in Current liabilities—held-for-sale.

NOTE 9—RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2008, we purchased $321,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 10—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At March 31, 2008, there were 1,578,168 shares of common stock reserved for future grants under the Plan.

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.6 million and $1.4 million, respectively, for the three and six months ended March 31, 2008, of which $0.5 million was attributable to the December 10, 2007 acceleration of vesting in full of options issued to our independent Board of Director members on August 24, 2006.  During the three and six months ended March 31, 2007, we recognized $0.8 million and $1.2 million, respectively, in stock based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	2.76%	4.72%	3.56%	4.66%
Volatility	42.03%	46.67%	41.72%	47.54%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$3.17	$3.60	$4.14	$3.53
Weighted-average intrinsic value of options exercised (in thousands)	$7	$52	$19	$52

Expected volatilities are based on both the implied and historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Tier Technologies, Inc.

Stock option activity for the six months ended March 31, 2008 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2007	2,113	$8.54
Granted	955	9.95
Exercised	(14)	6.87
Forfeitures or expirations	(211)	8.56
Options outstanding at March 31, 2008	2,843	$9.02	6.91 years	$1,945
Options exercisable at March 31, 2008	1,621	$8.91	5.68 years	$1,511

As of March 31, 2008, a total of $3.0 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.96 year weighted-average period.

NOTE 11—SEGMENT INFORMATION

As described more fully in Note 12—Discontinued Operations, in April 2007, we announced our intention to seek buyers for the divestiture of the majority of our PSSI and GBPO operations.  The assets and liabilities associated with these disposal groups were classified as Current assets—held-for-sale and Current liabilities—held-for-sale on our Consolidated Balance Sheets.  The results of operations for these disposal groups were reported as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations.

Our Senior Management team allocates resources to and assesses the performance of our operations in three major categories: Electronic Payment Processing, Wind-down Operations and Discontinued Operations.  See Note 12—Discontinued Operations for additional information regarding the discontinued operations of our PSSI and GBPO segments.  The Corporate & Eliminations column of the following table includes corporate overhead and other costs that could not be assigned directly to EPP or Discontinued Operations, as well as eliminations for transactions between our continuing and discontinued operations.  Prior period results have been reclassified to conform to the current presentation.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Three months ended March 31, 2008:
Revenues	$24,575	$1,529	$(143)	$25,961
Costs and expenses:
Direct costs	18,736	782	—	19,518
General and administrative	2,465	393	4,015	6,873
Selling and marketing	1,769	63	173	2,005
Depreciation and amortization	892	355	83	1,330
Total costs and expenses	23,862	1,593	4,271	29,726
(Loss) income from continuing operations before other income and income taxes	713	(64)	(4,414)	(3,765)
Other income:
Interest income	—	—	824	824
Total other income	—	—	824	824
(Loss) income from continuing operations before taxes	713	(64)	(3,590)	(2,941)
Income tax provision	12	—	—	12
(Loss) income from continuing operations	$701	$(64)	$(3,590)	$(2,953)

Tier Technologies, Inc.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Three months ended March 31, 2007:
Revenues	$20,490	$2,400	$(93)	$22,797
Costs and expenses:
Direct costs	15,343	1,804	—	17,147
General and administrative	1,624	1,761	5,143	8,528
Selling and marketing	1,692	279	(7)	1,964
Depreciation and amortization	799	367	168	1,334
Total costs and expenses	19,458	4,211	5,304	28,973
(Loss) income from continuing operations before other income and income taxes	1,032	(1,811)	(5,397)	(6,176)
Other income:
Equity in net income of unconsolidated affiliate	—	—	177	177
Interest income	—	—	607	607
Total other income	—	—	784	784
(Loss) income from continuing operations before taxes	1,032	(1,811)	(4,613)	(5,392)
Income tax provision	7	—	—	7
(Loss) income from continuing operations	$1,025	$(1,811)	$(4,613)	$(5,399)

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Six months ended March 31, 2008:
Revenues	$52,523	$2,675	$(282)	$54,916
Costs and expenses:
Direct costs	39,854	1,898	—	41,752
General and administrative	4,774	846	8,362	13,982
Selling and marketing	3,656	182	281	4,119
Depreciation and amortization	1,724	726	175	2,625
Total costs and expenses	50,008	3,652	8,818	62,478
(Loss) income from continuing operations before other income and income taxes	2,515	(977)	(9,100)	(7,562)
Other income:
Interest income (expense)	(2)	—	1,792	1,790
Total other income (expense)	(2)	—	1,792	1,790
(Loss) income from continuing operations before taxes	2,513	(977)	(7,308)	(5,772)
Income tax provision	28	—	—	28
(Loss) income from continuing operations	$2,485	$(977)	$(7,308)	$(5,800)

Tier Technologies, Inc.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Six months ended March 31, 2007:
Revenues	$42,729	$5,032	$(163)	$47,598
Costs and expenses:
Direct costs	31,925	3,366	—	35,291
General and administrative	2,937	2,192	8,781	13,910
Selling and marketing	3,248	481	24	3,753
Depreciation and amortization	1,602	734	330	2,666
Total costs and expenses	39,712	6,773	9,135	55,620
(Loss) income from continuing operations before other income and income taxes	3,017	(1,741)	(9,298)	(8,022)
Other income:
Equity in net income of unconsolidated affiliate	—	—	986	986
Interest income	—	—	1,484	1,484
Total other income	—	—	2,470	2,470
(Loss) income from continuing operations before taxes	3,017	(1,741)	(6,828)	(5,552)
Income tax provision	67	—	—	67
(Loss) income from continuing operations	$2,950	$(1,741)	$(6,828)	$(5,619)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	March 31, 2008	September 30, 2007
Continuing operations:
EPP	$98,207	$96,527
Wind-down	6,666	8,508
Corporate (1)	19,062	24,521
Assets for continuing operations	123,935	129,556
Assets of discontinued operations	39	672
Assets held-for-sale	35,500	36,196
Total assets	$159,474	$166,424
(1) Represents assets for our continuing businesses that are not assignable to a specific operation.

See Note 12—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 12—DISCONTINUED OPERATIONS

DIVESTITURES

On December 31, 2007, we sold our rights to service a contract for Independent Validation and Verification, or IV&V, services to a third party for $0.2 million in cash.  Under the terms of the agreement, we assigned our future rights and obligations under the contract to the third party.  However, we retained ownership of all assets and liabilities for our IV&V business that were on our balance sheet as of December 31, 2007, including $0.1 million of deferred revenues.  The reversal of these deferred revenues, combined with the cash that the buyer paid for this business, resulted in a $0.3 million gain, which we recorded as Income from discontinued operations, net on our Consolidated Statements of Operations.  On March 1, 2008, we sold our rights to service a contract for Health and Human Services, or HHS, to a third party, which resulted in a $25,000 gain, which we recorded as Income from discontinued operations, net on our Consolidated Statements of Operations.

The following schedule shows the current carrying value of the assets and liabilities for the IV&V and HHS businesses included in Assets of discontinued operations and Liabilities of discontinued operations on our Consolidated Balance Sheets.

Tier Technologies, Inc.

(in thousands)	March 31, 2008	September 30, 2007
Assets of discontinued operations:
Current assets	$36	$578
Goodwill	—	91
Property & equipment	3	2
Other assets	—	1
Total assets	39	672

Liabilities of discontinued operations:
Current liabilities	41	421
Total liabilities	41	421
Net assets and liabilities of disposal group	$(2)	$251

ASSET GROUPS HELD-FOR-SALE

Early in fiscal 2007, we undertook a strategic initiative to determine how we could best utilize our financial and management resources.  As a result of that initiative, we concluded that shareholder value could be maximized if we focused on our core business—Electronic Payment Processing.  As a result, in April 2007, we announced our intention to seek buyers for the divestiture of the majority of our PSSI and GBPO segments.  We classified the assets and liabilities associated with these divestures as Current assets—held-for-sale and Current liabilities—held-for-sale in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets.  Because the practice areas that comprise the GBPO and PSSI segments have widely divergent operations and customer bases, each practice area, which represents a separate business, is being marketed for divestiture separately.  In total, we expect to divest these practice areas through a series of at least six transactions to separate buyers.

The following schedule shows the current carrying value of the assets and liabilities in the GBPO and PSSI segments that are in the disposal group as of March 31, 2008 and September 30, 2007.

	March 31, 2008				September 30, 2007
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Assets:
Current assets	$3,519	$7,035	$51	$10,605	$4,009	$6,548	$39	$10,596
Property, equipment and software, net	5,620	9,353	(476)	14,497	5,606	6,657	(476)	11,787
Goodwill	2,899	7,497	—	10,396	3,219	8,816	—	12,035
Other assets	—	2	—	2	—	1,778	—	1,778
Total assets	12,038	23,887	(425)	35,500	12,834	23,799	(437)	36,196

Liabilities:
Current liabilities	2,037	8,776	—	10,813	2,944	7,619	—	10,563
Other liabilities	173	7	—	180	283	18	—	301
Total liabilities	2,210	8,783	—	10,993	3,227	7,637	—	10,864
Net assets and liabilities of disposal group	$9,828	$15,104	$(425)	$24,507	$9,607	$16,162	$(437)	$25,332

We performed impairment analyses of all held-for-sale assets in accordance with SFAS 144 and SFAS 142.  As a result of this analysis, we determined that two businesses, one within the PSSI operations and one within the GBPO operations, had carrying values that exceeded fair value.  As a result, during the three and six months ended March 31, 2008, we recorded an impairment expense of $3.1 million and $3.5 million, respectively, of which $1.3 million and $1.7 million, respectively, relates to goodwill impairment under SFAS 142 and $1.7 million and $1.8 million, respectively relates to long-lived asset impairment under SFAS 144.  This impairment is included in (Loss) income from discontinued operations.

SUMMARY OF REVENUE AND NET (LOSS) INCOME—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not believe that we will have any ongoing involvement or cash flows in any businesses that we classified as held-for-sale or from our former IV&V and HHS businesses.  Thus, we classified the results of operations for these businesses as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations in accordance with SFAS 144.  The following table summarizes our revenue and net (loss) income generated by these operations during the three and six months ended March 31, 2008 and 2007.

Tier Technologies, Inc.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2008	2007	2008	2007
Revenues (Discontinued operations):
GBPO	$7,074	$10,519	$14,207	$21,074
PSSI	7,032	6,955	13,641	14,319
Other/eliminations	—	—	—	—
Total revenues	$14,106	$17,474	$27,848	$35,393
Income before gain (Discontinued operations):
GBPO	$3,217	$2,246	$4,946	$3,940
PSSI	(4,051)	(561)	(4,446)	28
Other/eliminations	239	(147)	321	4
Income before gain on discontinued operations	(595)	1,538	821	3,972
Gain on discontinued operations	11	7,599	11	7,599
Net (loss) income	$(584)	$9,137	$832	$11,571

AUSTRALIAN OPERATIONS

In fiscal 2002, we disposed of most of our Australian operations, and in fiscal 2003 we requested and received $6.5 million of federal income tax refunds associated with this disposal.  Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final review and resolution of this transaction by the Internal Revenue Service.  Since October 2003, we increased our reserve by $1.1 million to recognize the potential interest and penalties we could have incurred if the Internal Revenue Service made an unfavorable decision.

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million of refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as (Loss) income from discontinued operations in accordance with SFAS 144.

NOTE 13—(LOSS) EARNINGS PER SHARE

The following table presents the computation of basic and diluted (loss) earnings per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
(Loss) income from:
Continuing operations, net of income taxes	$(2,953)	$(5,399)	$(5,800)	$(5,619)
Discontinued operations, net of income taxes	(584)	9,137	832	11,571
Net (loss) income	$(3,537)	$3,738	$(4,968)	$5,952
Denominator:
Weighted-average common shares outstanding	19,551	19,501	19,547	19,500
Effects of dilutive common stock options	—	—	—	—
Adjusted weighted-average shares	19,551	19,501	19,547	19,500
(Loss) earnings per basic and diluted share:
From continuing operations	$(0.15)	$(0.28)	$(0.29)	$(0.28)
From discontinued operations	(0.03)	0.47	0.04	0.59
(Loss) earnings per basic and diluted share	$(0.18)	$0.19	$(0.25)	$0.31

Tier Technologies, Inc.

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated, and, therefore, the effect would be anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2008	2007	2008	2007
Weighted-average options excluded from computation of diluted (loss) earnings per share	2,005	1,677	1,550	1,703

The following common stock equivalents were excluded from the calculation of diluted (loss) earnings per share, since their effect would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2008	2007	2008	2007
Common stock equivalents excluded from computation of diluted (loss) earnings per share	222	116	291	104

NOTE 14—SUBSEQUENT EVENT

Discontinued Operations

On April 1, 2008, we sold our rights to service our Call Center project to a third party for $1.00.  Under the terms of the agreement, we assigned our future rights and obligations under the contract to the third party, including certain assets and liabilities for our call center project that were on our balance sheet as of April 1, 2008.  We have entered into an extended warranty plan to provide transition and support services until June 30, 2009.  In addition, we have reserved $0.2 million in escrow, which will be released back to us if the buyer is successful in winning the June 2009 re-bid for the contract.  As a result of this sale, we are able to eliminate our accrued forward loss liability of $0.9 million, thus resulting in a $0.1 million loss, which will be recorded as (Loss) income from discontinued operations, net on our Consolidated Statement of Operations in future reporting periods.

Employment Agreement

On April 30, 2008, Tier Technologies, Inc. entered into an employment agreement with Ronald L. Rossetti, providing for Mr. Rossetti’s employment as chief executive officer of the registrant for a period of three years from the date of the agreement.  Mr. Rossetti’s previous employment agreement expired in 2007.  Mr. Rossetti is currently the chief executive officer of the registrant and chairman of its board of directors.

The employment agreement provides that on or after April 30, 2010 (or prior to such time with the agreement of the compensation committee of the registrant’s board of directors), Mr. Rossetti may relinquish his role as chief executive officer and serve for the remainder of the term of the agreement as the non-executive chairman of the registrant’s board of directors and as its lead director.

Pursuant to the employment agreement, Mr. Rossetti will receive a base salary of $400,000 per year for the first year, such salary to be subject to increase but not decrease by the board thereafter, and, while serving as chief executive officer, will be entitled to participate in all employee benefit programs for which he is eligible.  In addition, as long as Mr. Rossetti is serving as the registrant’s chief executive officer, he will be entitled to participate in the registrant’s incentive and equity compensation programs for senior-level executives.  Mr. Rossetti’s maximum annual incentive opportunity will be at least 100% of his base salary for the applicable fiscal year.  The employment agreement also provides for Mr. Rossetti to participate in an enterprise value award plan, subject to approval by the compensation committee of the registrant’s board of directors (which has been provided), which would provide grants of up to an aggregate of 550,000 restricted stock units (to be paid in shares of the registrant’s common stock to the extent available under the registrant’s Amended and Restated 2004 Stock Incentive Plan, with any

Tier Technologies, Inc.

amount that cannot be paid in shares thereunder to be paid in cash) to Mr. Rossetti if the registrant’s common stock achieves the price targets set forth in the plan, which is included as an exhibit to the employment agreement.  Such restricted stock units will vest in full on the earliest of (i) the expiration of the term of the employment agreement, (ii) three years after the end of the measurement period in which they are earned, (iii) termination of Mr. Rossetti’s employment for death or disability, (iv) termination of Mr. Rossetti’s employment by the registrant other than for cause (as defined in the employment agreement, (v) termination of Mr. Rossetti’s employment by Mr. Rossetti for good reason (as defined in the employment agreement), or (vi) a change in control of the registrant while Mr. Rossetti remains employed by the registrant.  If Mr. Rossetti moves to the non-executive chairman position and ceases to be chief executive officer, his compensation will decline to the amount of his base salary (and the continued ability to vest in the Enterprise Value Award).

The registrant has also agreed to continue to provide Mr. Rossetti with a corporate apartment located within a reasonable daily commuting distance of the registrant’s corporate headquarters and to continue to reimburse his or his spouse’s airfare for travel between the city of his residence and the registrant’s corporate headquarters.  The registrant will make a gross-up payment to Mr. Rossetti for any taxes associated with this benefit.  These benefits apply while he is the chief executive officer.

If Mr. Rossetti’s employment terminates as a result of disability, all of Mr. Rossetti’s options, restricted stock grants and restricted stock units will vest in full upon such termination, and the registrant will pay Mr. Rossetti such other amounts and provide such other benefits as set forth in the employment agreement.  In addition, if Mr. Rossetti’s employment terminates as a result of his death, Mr. Rossetti terminates his employment for good reason or the registrant terminates Mr. Rossetti’s employment without cause, the registrant will pay to him (or his estate) an amount equal to his base salary in effect on the date of the termination plus a bonus equal to the average bonus paid to Mr. Rossetti for the past three years, provided that the payment on death may be eliminated if the company obtains life insurance coverage for his benefit as provided in the agreement.  Further, if Mr. Rossetti terminates his employment for good reason or the registrant terminates Mr. Rossetti’s employment without cause while Mr. Rossetti is serving as the registrant’s chief executive officer, the registrant will pay to Mr. Rossetti a portion of the average bonus paid to Mr. Rossetti for the past three years, prorated based on the number of months he worked in the fiscal year in which the termination occurs.  Payments described in this and the next paragraph are generally subject to a requirement that Mr. Rossetti release all releaseable claims against the company.

In the event of a change in control of the registrant while Mr. Rossetti remains employed by the registrant, in addition to the vesting of options, restricted stock and restricted stock units described above, Mr. Rossetti may be entitled to payments equal to up to two times his base salary plus the average bonus paid to Mr. Rossetti for the past three years, depending on the length of his employment after such change in control or the termination of his employment in connection with such change in control, all as set forth in the employment agreement.

In addition, the registrant has agreed to make specified tax gross-up payments to Mr. Rossetti if he becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code upon a change of control of the registrant (commonly referred to as a parachute tax gross-up).

This summary of the employment agreement and the exhibits thereto is qualified by reference to such agreements, which are filed herewith as Exhibit 10.1, and are incorporated herein by reference.

Tier Technologies, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Quarterly Report on Form 10-Q and other factors discussed in this section.  For more information regarding what constitutes a forward-looking statement, refer to Private Securities Litigation Reform Act Safe Harbor Statement on page i.

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of Tier Technologies, Inc. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

OVERVIEW

We provide federal, state and local government and other public and private sector clients with electronic payment and other transaction processing services, as well as software and systems integration services.  During fiscal 2007 we undertook a strategic initiative that evaluated the risks, costs, benefits and growth potential of each of our product lines and services.  In addition, we assessed the degree to which incremental investments or managerial changes were needed to maximize the profitability of each product line.  Based upon this rigorous review, we concluded that we could best maximize our long-term profitability and stockholder value if we focused on our core Electronic Payment Processing, or EPP, business.  As a result, in April 2007 we began to seek buyers for the divestiture of the majority of our Government Business Process Outsourcing, or GBPO, operations and our Packaged Systems and Software Integration, or PSSI, operations.

On our Consolidated Balance Sheets, we classified the associated assets and liabilities for each of these businesses as held-for-sale, in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144.  In our Consolidated Statements of Operations, we have classified the operations of these businesses as (Loss) income from discontinued operations, net, because we do not expect to have continuing involvement or cash flows from these businesses after the divestitures.  All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.  Although we report these held-for-sale operations as “discontinued” on our Consolidated Statements of Operations, we continue to operate these operations as efficiently and effectively as possible in order to maximize the proceeds that we expect to receive from the eventual disposition of these operations.

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

SUMMARY OF OPERATING RESULTS

For the three months ended March 31, 2008, we reported a net loss of $3.5 million, or $0.18 per fully diluted share, compared with net income of $3.7 million, or $0.19 per fully diluted share, for the three months ended March 31, 2007.  Our continuing operations reported a loss of $3.0 million, or $0.15 per fully diluted share, while our discontinued operations reported a net loss of $0.6 million, or $0.03 per fully diluted share, for the three months ended March 31, 2008.

Tier Technologies, Inc.

For the six months ended March 31, 2008, we reported a net loss of $5.0 million, or $0.25 per fully diluted share, compared with net income of $6.0 million, or $0.31 per fully diluted share, for the six months ended March 31, 2007.  Our continuing operations reported a loss of $5.8 million, or $0.29 per fully diluted share, while our discontinued operations reported net income of $0.8 million, or $0.04 per fully diluted share, for the six months ended March 31, 2008.

Our continuing operations are composed of our EPP business, certain businesses that we are winding down and corporate costs.  On a standalone basis, our EPP business reported income of $0.7 million, or $0.04 per fully diluted share, during the three months ended March 31, 2008, which is a $0.3 million, or 32.1% decrease over the same period last year.  For the six months ended March 31, 2008, our EPP business reported income of $2.5 million, or $0.13 per fully diluted share, which is a $0.5 million, or 15.8% decrease over the same period last year.  The results for the six months ended March 31, 2007 included a one-time legal settlement resulting in a $0.2 million refund of excess interchange fees. While the number of transactions and the total dollars processed by our EPP business rose 30.2% and 29.5%, respectively, the size of the average payment that we processed was 4.4% lower than the six months ended March 31, 2007.  Although EPP provides electronic payment processing services to over 3,000 clients, approximately 19.9% of EPP’s revenues generated during the six months ended March 31, 2008, resulted from transactions processed for the Internal Revenue Service.

Our wind-down operations reported a loss of $64,000 during the three months ended March 31, 2008, which is a $1.7 million, or 96.5%, improvement over the same period last year.  For the six months ended March 31, 2008, we reported a loss of $1.0 million, or $0.05 per fully diluted share, which is a $0.8 million, or 43.9% improvement over last year.  These improvements are primarily due to the absence of one-time contract settlement costs that were reported during the three months ended March 31, 2007.  As we continue to wind down these operations, we expect that the level of the losses will decline in future quarters.  During fiscal 2008, we expect to wind down our Pension business that generated losses totaling $0.3 million during the six months ended March 31, 2008.  Our Voice and Systems Automation business, which reported a $0.7 million loss during the six months ended March 31, 2008 is expected to be wound down over a five-year period.  Our corporate overhead contributed $3.6 million to the overall net loss from continuing operations, or $0.18 per fully diluted share for the three months ended March 31, 2008, and $7.3 million, or $0.37 per fully diluted share for the six months ended March 31, 2008..  This includes a significant portion of costs for shared-services that could not be assigned directly to any business unit.  We expect that the need for, and cost of, these shared-services and other corporate costs will diminish after we divest and/or wind down our GBPO and PSSI businesses.

 For the three months ended March 31, 2008, our discontinued operations from our held-for-sale GBPO and PSSI operations reported a loss of $0.6 million, or $0.03 per fully diluted share, a decrease of $9.7 million from the same period last year.  For the six months ended March 31, 2008, we reported income of $0.8 million, or $0.04 per fully diluted share, a decrease of $10.7 million, or 92.8% over the same period last year.  The primary reason for the decrease over the same periods last year is the recording of an income tax reserve reversal relating to our previously disposed Australian operations, which contributed $7.6 million to income from discontinued operations for the three and six months ended March 31, 2007.  The expiration of two GBPO contracts and the completion of a number of PSSI projects during fiscal 2007, as well as the expiration of another GBPO contract in June 2008 are expected to result in lower earnings in future years.

EXPECTATIONS FOR 2008

 We expect that fiscal 2008 will be another transition year as we position our company for the long-term growth of the EPP business.  In fiscal 2008, we expect to see continued significant revenue growth in our EPP business, driven not only by revenue growth initiatives, but also by increasing consumer demand for electronic payment processing alternatives.  Furthermore, we are undertaking two key initiatives designed to facilitate the growth of the EPP business.  First, we are analyzing our processing platforms and infrastructure to determine what actions are needed to improve efficiency and reduce costs, while providing the capacity for future growth.  Based on our current conclusions, we expect to make new investments to consolidate our current EPP technology in fiscal 2008.  Second, we expect to

Tier Technologies, Inc.

move EPP beyond focusing primarily on governmental clients into the commercial biller-direct payment processing space.  In addition to these two EPP-specific initiatives, we also intend to right-size our corporate overhead once the disposition of our non-core assets is complete.  In calendar year 2008, we also expect to finalize the divestiture of the held-for-sale businesses and use the proceeds from these dispositions to fund future growth in our EPP business.

While we expect that certain of these initiatives will produce some cost savings during fiscal 2008, we believe the cost of implementing these initiatives will outweigh those savings during fiscal 2008 and we expect to incur a net loss in fiscal 2008.  However, once the implementation of these initiatives is complete, we believe that our company will report long-term, sustainable profitability.

RESULTS OF OPERATIONS

The following tables provide an overview of our results of operations for the three and six months ended March 31, 2008 and 2007:

	Three months ended		Variance
	March 31,		2008 vs. 2007
(in thousands, except percentages)	2008	2007	$	%
Revenues	$25,961	$22,797	$3,164	13.9%
Costs and expenses	29,726	28,973	753	2.6%
Loss from continuing operations before other income and income taxes	(3,765)	(6,176)	2,411	39.0%
Other income	824	784	40	5.1%
Loss from continuing operations before income taxes	(2,941)	(5,392)	2,451	45.5%
Income tax provision	12	7	5	71.4%
Loss from continuing operations	(2,953)	(5,399)	2,446	45.3%
(Loss) income from discontinued operations, net	(584)	9,137	(9,721)	(106.4)%
Net (loss) income	$(3,537)	$3,738	$(7,275)	(194.6)%

	Six months ended		Variance
	March 31,		2008 vs. 2007
(in thousands, except percentages)	2008	2007	$	%
Revenues	$54,916	$47,598	$7,318	15.4%
Costs and expenses	62,478	55,620	6,858	12.3%
Loss from continuing operations before other income and income taxes	(7,562)	(8,022)	460	5.7%
Other income	1,790	2,470	(680)	(27.5)%
Loss from continuing operations before income taxes	(5,772)	(5,552)	(220)	(4.0)%
Income tax provision	28	67	(39)	(58.2)%
Loss from continuing operations	(5,800)	(5,619)	(181)	(3.22)%
Income from discontinued operations, net	832	11,571	(10,739)	(92.8)%
Net (loss) income	$(4,968)	$5,952	$(10,920)	(183.5)%

The following sections describe the reasons for key variances in the results that we are reporting for continuing and discontinued operations.

CONTINUING OPERATIONS

The continuing operations section of our Consolidated Statements of Operations includes the results of operations of our core EPP business, certain businesses that we expect to wind down over the next five years and general corporate operations.  The following table presents the revenues and expenses for our continuing operations for the three and six months ended March 31, 2008 and 2007.  This table is followed by a detailed analysis summarizing reasons for variances in these financial results.

Tier Technologies, Inc.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2008	2007	2008	2007
Revenues	$25,961	$22,797	$54,916	$47,598
Costs and expenses:
Direct costs	19,518	17,147	41,752	35,291
General and administrative	6,873	8,528	13,982	13,910
Selling and marketing	2,005	1,964	4,119	3,753
Depreciation and amortization	1,330	1,334	2,625	2,666
Total costs and expenses	29,726	28,973	62,478	55,620
Loss from continuing operations before other income and income taxes	(3,765)	(6,176)	(7,562)	(8,022)
Other income	824	784	1,790	2,470
Loss from continuing operations before income taxes	(2,941)	(5,392)	(5,772)	(5,552)
Income tax provision	12	7	28	67
Loss from continuing operations	$(2,953)	$(5,399)	$(5,800)	$(5,619)

Revenues (Continuing Operations)

The following table compares the revenues generated by our continuing operations during the three and six months ended March 31, 2008 and 2007:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Revenues
EPP	$24,575	$20,490	$4,085	19.9%
Wind-down	1,529	2,400	(871)	(36.3)%
Corporate	(143)	(93)	(50)	(53.8)%
Total	$25,961	$22,797	$3,164	13.9%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Revenues
EPP	$52,523	$42,729	$9,794	22.9%
Wind-down	2,675	5,032	(2,357)	(46.8)%
Corporate	(282)	(163)	(119)	(73.0)%
Total	$54,916	$47,598	$7,318	15.4%

The following sections discuss the key drivers that caused these revenue changes from our continuing operations.

EPP Revenues:  EPP provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.  EPP generated $24.6 million of revenues during the three months ended March 31, 2008, a $4.1 million, or 19.9%, increase over the three months ended March 31, 2007.  During the three months ended March 31, 2008, we processed 20.3% more transactions than we did in the same period last year, representing 26.5% more dollars.  All of our payment processing verticals incurred a 20 to 30% growth rate, except our educational institution vertical, which incurred a minimal decrease, due to the absence of one contract.  During the six months ended March 31, 2008, EPP generated $52.5 million of revenues, a $9.8 million, or 22.9%, increase over the same period last year.  During the six months ended March 31, 2008, we processed 30.2% more transactions than we did during the six months ended March 31, 2007, representing 29.5% more dollars.

As an increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives, we believe our renewed focus on our core EPP business will continue to produce significant revenue growth for the foreseeable future.

Tier Technologies, Inc.

Wind-down Revenues:  During the three months ended March 31, 2008, our two wind-down operations generated $1.5 million in revenues, a $0.9 million, or 36.3%, decrease from the three months ended March 31, 2007.  The completion of maintenance contracts during fiscal 2007 within our Voice and Systems Automation, or VSA, business contributed $0.8 million to the decline in revenues.  During the six months ended March 31, 2008, our wind-down operations generated $2.7 million, a $2.4 million or 46.8%, decrease from the six months ended March 31, 2007.  Our Pension business contributed $1.3 million to the overall decline, in which one project contributed $0.7 million to the decline and another contributed $0.6 million.  The completion of maintenance projects within our VSA business during fiscal 2007 contributed $1.1 million to the decline.  As we wind down these operations, we will continue to see decreased revenues throughout fiscal 2008.

Corporate Operations/Eliminations:  During the three and six months ended March 31, 2008, we eliminated $143,000 and $282,000, respectively, of revenues for transactions processed by EPP for our GBPO business (which is included in discontinued operations).  These amounts are $50,000 and $119,000, respectively, greater than the amounts eliminated during the three and six months ended March 31, 2007, because of a rise in the number of transactions that EPP processed for our GBPO business.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; credit card interchange fees and assessments; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our continuing operations during the three and six months ended March 31, 2008 and 2007:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPP	$18,736	$15,343	$3,393	22.1%
Wind-down	782	1,804	(1,022)	(56.7)%
Total	$19,518	$17,147	$2,371	13.8%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPP	$39,854	$31,925	$7,929	24.8%
Wind-down	1,898	3,366	(1,468)	(43.6)%
Total	$41,752	$35,291	$6,461	18.3%

The following sections discuss the key drivers that caused these changes in the direct costs for continuing operations.

EPP Direct Costs:  Consistent with the growth of our EPP revenues, EPP’s direct costs rose $3.4 million, or 22.1%, during the three months ended March 31, 2008 and $7.9 million, or 24.8%, during the six months ended March 31, 2008, over the same periods last year.  This increase directly reflects interchange fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment processing clients.  In addition, the results that we reported for the six months ended March 31, 2007 included the one-time recovery of excess interchange fees.  We expect to see continued increases in our EPP direct costs as we strive to grow this business and as more clients move toward electronic payment processing options.

Wind-down Direct Costs:  Direct costs from our wind-down operations decreased $1.0 million, or 56.7%, for the three months ended March 31, 2008 and $1.5 million, or 43.6%, for the six months ended March 31, 2008, from the same periods last year.  The completion of maintenance contracts within our VSA business resulted in $0.6 million for the three months ended March 31, 2008 and $0.7 million for the

Tier Technologies, Inc.

six months ended March 31, 2008, primarily from reduced labor and labor-related costs, as well as other costs required to service the contracts.  The completion of two Pension projects during fiscal 2007 contributed $0.4 million for the three months ended March 31, 2008 and $0.7 million for the six months ended March 31, 2008, to the decline, primarily from the absence of labor and labor-related expenses.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2008.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid to our directors and auditors.  The following table compares general and administrative costs incurred by our continuing operations during the three and six months ended March 31, 2008 and 2007:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
General and administrative
EPP	$2,465	$1,624	$841	51.8%
Wind-down	393	1,761	(1,368)	(77.7)%
Corporate	4,015	5,143	(1,128)	(21.9)%
Total	$6,873	$8,528	$(1,655)	(19.4)%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
General and administrative
EPP	$4,774	$2,937	$1,837	62.6%
Wind-down	846	2,192	(1,346)	(61.4)%
Corporate	8,362	8,781	(419)	(4.8)%
Total	$13,982	$13,910	$72	0.5%

EPP General and Administrative:  During the three months ended March 31, 2008, EPP incurred $2.5 million of general and administrative expenses, a $0.8 million, or 51.8%, increase over the same period last year. These increases are attributable primarily to a $0.3 million increase for labor and labor-related expenses, which includes shared-service costs for resources redeployed from discontinued operations and general corporate operations to EPP, as well as the shift of staff from our wind-down VSA operations to our EPP operation.  We also incurred a $0.3 million increase for consulting services to develop and implement key strategic initiatives.  The remaining $0.2 million increase is attributable to an increase in legal costs in association with applying for money transmitter licenses and other miscellaneous office expenses.

During the six months ended March 31, 2008, EPP incurred $4.8 million of general and administrative expenses, a $1.8 million, or 62.6%, increase over the same period last year. These increases are attributable primarily to a $0.8 million increase for labor and labor-related expenses, as previously described, and a $0.6 million increase for consulting services to develop and implement key strategic initiatives.  The remaining $0.4 million increase is attributable to an increase in legal costs in association with applying for money transmitter licenses, increased bad debt expense and other miscellaneous office and travel expenses.

During the remainder of fiscal 2008, general and administrative expenses for our EPP operations could increase as we move toward establishing a consolidated electronic payment processing platform.  We currently process payments on multiple platforms at multiple locations creating redundant cost.  Combining our electronic processing platforms, we believe, will improve the long-term efficiency and cost-effectiveness of our EPP operations and will provide the capacity to process significantly more transactions.

Wind-down General and Administrative:  During the three months ended March 31, 2008, our wind-down operations incurred $0.4 million of general and administrative expenses, a $1.4 million, or 77.7%, decrease over the same period last year.  During fiscal 2007, we recorded a contract settlement for one of our Pension projects, which contributed $1.2 million to the decrease of expenses in the current period.

Tier Technologies, Inc.

Labor and labor-related expenses contributed $0.1 million to the decrease.  The remaining variance is attributable to miscellaneous office and travel expenses.

During the six months ended March 31, 2008, our wind-down operations incurred $0.8 million of general and administrative expenses, a $1.3 million, or 61.4%, decrease over the same period last year.  During fiscal 2007, we recorded a contract settlement for one of our Pension projects, which contributed $1.2 million to the decrease of expenses in the current period.  Decreases in labor and labor related expenses of $0.3 million further contributed to the overall decline.  Offsetting these decreases is an increase in bad debt expense of $0.2 million.

The $0.2 million increase in bad debts expense resulted from the recognition of bad debts expense during the six months ended March 31, 2008, combined with the effects of a $203,000 reduction in the allowance for uncollectible accounts receivable to reflect successful collection efforts in our VSA and Pension businesses during the six months ended March 31, 2007.  The $0.3 million decrease in our labor and labor-related expenses reflects $0.5 million in wages and fringe benefits, partially offset by $0.2 million of additional severance costs, which both result from decreases in the VSA and Pension workforces that we are making as we wind down these operations.

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

During the three months ended March 31, 2008, our corporate operations incurred $4.0 million of general and administrative expenses, a $1.1 million, or 21.9%, decrease over the same period last year.  Legal costs during the current period decreased $0.8 million over the same period last year as a result of the absence of legal fees associated with the shareholder suit and the ongoing investigation by the Securities and Exchange Commission, and the reversal of a $0.2 million legal reserve associated with an investigation previously conducted by the US Department of Justice, or DOJ, which was dismissed in February 2008.  Labor and labor-related expenses decreased $0.8 million over the same period last year primarily due to: a reduction in staff, which contributed $0.5 million to the decline, a reduction in share-based payment expense of $0.2 million, and a $0.2 million reduction in bonus expense, offset by $0.2 million of additional severance expense associated with the departure of one of our executives.  Accounting fees reflected a $0.2 million increase over the same period last year, as a result of the reversal during the three months ended March 31, 2007 of an overaccrual of accounting costs associated with our restatement.  The remaining $0.3 million offset is attributable to increased recruitment costs associated with two executive searches, as well as miscellaneous consulting and office-related expenses.

During the six months ended March 31, 2008, our corporate operations incurred $8.4 million of general and administrative expenses, a $0.4 million, or 4.8%, decrease over the same period last year.  Labor and labor-related expenses contributed $0.5 million to the overall decrease in expenses, primarily due to the absence of $1.0 million in wages and benefits costs as a result of decreased staff, offset by $0.3 million of additional severance costs, primarily attributable to the departure of one of our executives and $0.2 million of additional share-based payment expense, due to the acceleration of vesting of options to purchase common stock originally issued to several of our Board members in August 2006.  In addition, legal fees decreased $0.2 million as a result of the reversal of a reserve accrual associated with the previously mentioned DOJ investigation.  We incurred $0.4 million of additional recruiting and consulting services during the six months ended March 31, 2008, as a result of two executive placement searches and additional support for our legal, human resources and accounting functions.

We believe the anticipated divestitures of the majority of our GBPO and PSSI operations will reduce the need for corporate support.  Therefore, during calendar year 2008, we anticipate reductions in corporate general and administrative expenses.

Tier Technologies, Inc.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our continuing operations during the three and six months ended March 31, 2008 and 2007:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Selling and marketing
EPP	$1,769	$1,692	$77	4.6%
Wind-down	63	279	(216)	(77.4)%
Corporate	173	(7)	180	*
Total	$2,005	$1,964	$41	2.1%
* Not meaningful

	Six months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Selling and marketing
EPP	$3,656	$3,248	$408	12.6%
Wind-down	182	481	(299)	(62.2)%
Corporate	281	24	257	*
Total	$4,119	$3,753	$366	9.8%
* Not meaningful

EPP Selling and Marketing:  During the three months ended March 31, 2008, EPP incurred $1.8 million of selling and marketing expenses, a $0.1 million, or 4.6%, increase over the same period last year.  Of the overall increase, $0.3 million is attributable to additional labor and labor-related expenses and additional travel costs.  Offsetting these increases is a decrease of $0.2 million in strategic partnership costs.  During the six months ended March 31, 2008, EPP incurred $3.7 million of selling and marketing expenses, a $0.4 million, or 12.6%, increase over the six months ended March 31, 2007 primarily attributable to $0.3 million of additional labor and labor-related expenses and $0.1 million of additional travel costs.  During fiscal 2008, we expect that EPP’s direct sales and marketing expenses will increase as we strive to accelerate the growth of this business.

Wind-down Selling and Marketing:  During the three months ended March 31, 2008, the selling and marketing expenses of our wind-down operations decreased $0.2 million, or 77.4%, over the same period last year.  During the six months ended March 31, 20008, these expenses decreased $0.3 million, or 62.2%, over the same period last year.  The primary factor is the absence of labor and labor-related expenses, as our selling and marketing efforts are being redirected to our EPP business.  We expect to continue to see a decrease in expenses during fiscal 2008 as we wind down specific businesses.

Corporate Selling and Marketing:  As a general rule, we assign labor and labor-related costs incurred by our corporate selling and marketing function directly to individual projects and businesses that benefited from the service.  The $0.2 million and $0.3 million, respectively, increase in sales and marketing expenses during the three and six months ended March 31, 2008 primarily reflects a higher proportion labor and labor-related costs that could not be assigned directly to a specific project.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.

Tier Technologies, Inc.

	Three months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Depreciation and amortization
EPP	$892	$799	$93	11.6%
Wind-down	355	367	(12)	(3.3)%
Corporate	83	168	(85)	(50.6)%
Total	$1,330	$1,334	$(4)	(0.3)%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Depreciation and amortization
EPP	$1,724	$1,602	$122	7.6%
Wind-down	726	734	(8)	(1.1)%
Corporate	175	330	(155)	(47.0)%
Total	$2,625	$2,666	$(41)	(1.5)%

Depreciation and amortization during the three and six months ended March 31, 2008 and 2007 remained relatively consistent.

Other Income (Continuing Operations)

Equity in net income of unconsolidated affiliate: We had no equity in net income of unconsolidated affiliate during the three or six months ended March 31, 2008, compared with $0.2 million and $1.0 million in the three and six months ended March 31, 2007, due to the divestiture in our 46.96% ownership of CPAS, Inc., a former minority-owned investment, in the third quarter of fiscal 2007.

Interest income, net:  Interest income during the three and six months ended March 31, 2008 increased 35.7% and 20.6%, respectively over the same periods last year.  Although the average daily balance of our investment portfolio increased significantly, the interest rates we received on these investments has declined in recent months consistent with interest rate changes in the marketplace.  The interest rates on our investment portfolio fluctuate with changes in the marketplace.  We expect to see continued fluctuations in interest rates our investments earn until the market stabilizes.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $12,000 and $28,000, respectively, for the three and six months ended March 31, 2008 and $7,000 and $67,000, respectively for the three and six months ended March 31, 2007.  The provision for income taxes primarily represents state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.

DISCONTINUED OPERATIONS

In April 2007, we began to seek buyers for the majority of our GBPO and PSSI segments.  As of March 31, 2008, we continued to own and operate these businesses.  However, SFAS 144 requires that we report these businesses as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, these operations after their divestiture.  As such, we reclassified revenues and costs associated with the portions of those segments held-for-sale to discontinued operations for all periods presented.

Tier Technologies, Inc.

The following table summarizes our results of operations from discontinued operations for the three and six months ended March 31, 2008 and 2007.  Immediately following this table is a discussion of key variances in these results.

	Three months ended March 31, 2008				Three months ended March 31, 2007
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Revenues	$7,074	$7,032	$—	$14,106	$10,519	$6,955	$—	$17,474
Costs and expenses:
Direct costs	3,216	5,874	(144)	8,946	7,322	5,562	(93)	12,791
General and administrative	475	1,647	(70)	2,052	700	1,325	173	2,198
Selling and marketing	134	557	(25)	666	250	601	67	918
Depreciation and amortization	—	20	—	20	1	28	—	29
Write-down of goodwill and intangibles	57	2,985	—	3,042	—	—	—	—
Total costs and expenses	3,882	11,083	(239)	14,726	8,273	7,516	147	15,936
(Loss) income before other income and income taxes	3,192	(4,051)	239	(620)	2,246	(561)	(147)	1,538
Other income	25	—	—	25	—	—	—	—
(Loss) income before income taxes	3,217	(4,051)	239	(595)	2,246	(561)	(147)	1,538
Income tax provision	—	—	—	—	—	—	—	—
(Loss) income before gain on discontinued operations	3,217	(4,051)	239	(595)	2,246	(561)	(147)	1,538
Gain on discontinued operations	—	—	11	11	—	—	7,599	7,599
(Loss) income from discontinued operations, net	$3,217	$(4,051)	$250	$(584)	$2,246	$(561)	$7,452	$9,137

	Six months ended March 31, 2008				Six months ended March 31, 2007
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Revenues	$14,207	$13,641	$—	$27,848	$21,074	$14,319	$—	$35,393
Costs and expenses:
Direct costs	7,520	10,920	(282)	18,158	15,205	10,412	(163)	25,454
General and administrative	939	3,149	(29)	4,059	1,480	2,661	115	4,256
Selling and marketing	684	925	(10)	1,599	447	1,164	44	1,655
Depreciation and amortization	—	39	—	39	2	54	—	56
Write-down of goodwill and intangibles	143	3,358	—	3,501	—	—	—	—
Total costs and expenses	9,286	18,391	(321)	27,356	17,134	14,291	(4)	31,421
Income (loss) before other income and income taxes	4,921	(4,750)	321	492	3,940	28	4	3,972
Other income	25	304	—	329	—	—	—	—
Income (loss) before income taxes	4,946	(4,446)	321	821	3,940	28	4	3,972
Income tax provision	—	—	—	—	—	—	—	—
Income (loss) before gain on discontinued operations	4,946	(4,446)	321	821	3,940	28	4	3,972
Gain on discontinued operations	—	—	11	11	—	—	7,599	7,599
Income (loss) from discontinued operations, net	$4,946	$(4,446)	$332	$832	$3,940	$28	$7,603	$11,571

Revenues (Discontinued Operations)

GBPO Revenues:  During the three months ended March 31, 2008, revenues from discontinued GBPO operations decreased $3.4 million, or 32.8%, compared to the same period last year.  The decrease is attributable primarily to the absence of $2.1 million of revenue from one payment processing center contract that expired at the end of the third quarter of fiscal 2007.  A shift to lower cost, state-mandated

Tier Technologies, Inc.

electronic payment alternatives at other payment processing centers reduced revenues by $0.6 million.  In addition, the absence of revenues due to completion during fiscal 2007 of a state contract within our Health and Human Services business contributed $0.8 million to the overall decline.  Offsetting these decreases was a $0.1 million increase in revenues from a call center project as a result of two additional offices assigned to our contract.

During the six months ended March 31, 2008, revenues from discontinued GBPO operations decreased $6.9 million, or 32.6%, compared to the same period last year.  The decrease is attributable primarily to the absence of $4.0 million of revenue from one payment processing center contract that expired at the end of the third quarter of fiscal 2007.  A shift to lower cost, state-mandated electronic payment alternatives at other payment processing centers reduced revenues by $1.1 million.  In addition, the absence of revenues due to completion during fiscal 2007 of a state contract within our Health and Human Services business contributed $1.9 million to the overall decline.  Offsetting these decreases was a $0.2 million increase in revenues from a call center project as a result of two additional offices assigned to our contract.

PSSI Revenues:  During the three months ended March 31, 2008, revenues from discontinued PSSI operations increased $77,000 over the same period last year.  Our State Systems Integration, or SSI, business reflected a $0.7 million increase in revenues because of additional revenue for work performed for an existing customer.  In addition, our Unemployment Insurance, or UI, operation reflected a $0.3 million increase, which consisted of $0.9 million of incremental revenues associated with a new project in fiscal 2008, offset by the absence of $0.6 million of revenues for contracts have completed or are nearing completion  These increases are offset by a decrease of $0.5 million in revenues from our Independent Validation and Verification, or IV&V, business as a result of the disposition of this business in the first quarter of fiscal year 2008.  In addition, our Financial Management Systems, or FMS, business reflected a $0.4 million decrease in revenues as a result of projects that are complete or are nearing completion.

During the six months ended March 31, 2008, revenues from discontinued PSSI operations decreased $0.7 million, or 4.7%, over the same period last year.  The disposition of our IV&V business during fiscal 2008 contributed $0.6 million to the decline in revenues.  In addition, $0.6 million of the decrease is attributable to the completion or near completion of several projects within our FMS business.  Our UI business contributed $0.5 million to the overall decline, of which $1.9 million is due to the completion or near completion of several projects, offset by $1.4 million in revenues from new projects added during fiscal 2008.  Offsetting these decreases is an increase of $1.0 million in work performed for an existing client within our SSI business.

Direct Costs (Discontinued Operations)

GBPO Direct Costs:  During the three months ended March 31, 2008, direct costs from discontinued GBPO operations decreased $4.1 million, or 56.1%, from the same period last year.  Our payment processing centers contributed $3.1 million to the overall decline in direct costs, of which $2.0 million is attributable to one payment processing center that benefited from a $1.1 million reversal of an accrued expense no longer payable per a contract modification and $0.9 million reduction in costs attributable to the shift to lower cost, state-mandated electronic payment alternatives.  The remaining $1.0 million decrease is attributable to the completion of one project during fiscal 2007.  The completion of a project within our HHS business contributed $0.7 million to the decrease.  Our call center project benefited from a $0.2 million decrease in direct costs for the three months ended March 31, 2008 primarily from the absence of forward loss accruals.

During the six months ended March 31, 2008, direct costs from discontinued GBPO operations decreased $7.7 million, or 50.5%, from the same period last year.  Our payment processing centers contributed $5.3 million to the overall decline in direct costs, of which $3.0 million is attributable to the shift to lower cost, state-mandated electronic payment alternatives at other payment processing centers and $2.1 million is attributable to the completion of one project during fiscal 2007.  The completion of a project within our HHS business contributed $1.7 million to the decrease.  Our call center project benefited from a $0.8 million decrease in direct costs for the six months ended March 31, 2008 due to the absence of forward loss accruals, a reduction in telephone expense and the absence of depreciation.

Tier Technologies, Inc.

PSSI Direct Costs:  During the three months ended March 31, 2008, direct costs from discontinued PSSI operations increased $0.3 million, or 5.6%, from the same period last year.  Additional work performed for an existing client within our SSI business contributed $0.6 million to the overall increase in direct costs, primarily due to labor and labor-related expenses.  In addition, new contracts in fiscal 2008 within our UI business contributed $0.2 million to the increase.  Partially offsetting these increases is a decrease of $0.5 million from the absence of costs associated with our IV&V business, which we sold during fiscal 2008.

During the six months ended March 31, 2008, direct costs from discontinued PSSI operations increased $0.5 million, or 4.9%, from the same period last year.  Additional work performed for an existing client within our SSI business contributed $0.9 million to the overall increase in direct costs, primarily due to labor and labor-related expenses.  In addition, new maintenance contracts within our FMS business contributed $0.6 million to the increase.  Partially offsetting these increases is a decrease of $0.5 million from the absence of costs associated with our IV&V business, which we sold during fiscal 2008.  Our UI business incurred a $0.4 million overall decrease in direct costs, as a result of projects completed or nearing completion of $1.0 million, offset by additional costs from new contracts of $0.6 million.

Other Expenses (Discontinued Operations)

GBPO Other Expenses:  During the three months ended March 31, 2008, general and administrative expenses for our GBPO discontinued operations decreased $0.2 million, or 32.1%, due to a $0.2 million decrease in labor and labor-related support services, primarily attributable to the closure of one of our payment processing centers in the third fiscal quarter of fiscal 2007.  Selling and marketing expenses decreased $0.1 million, or 46.4%, primarily from the absence of labor and labor-related expenses.  Finally, we recognized $57,000 of SFAS 142 and SFAS 144 impairment expense during the three months ended March 31, 2008 to write down the carrying value of certain GBPO assets that are classified as held-for-sale to fair value.

During the six months ended March 31, 2008, general and administrative expenses for our GBPO discontinued operations decreased $0.5 million, or 36.6%, due to a $0.3 million decrease in labor and labor-related support services, primarily attributable to the closure of one of our payment processing centers in the third fiscal quarter of fiscal 2007, and $0.2 million decrease in bad debt expense.  Selling and marketing expenses increased $0.2 million, or 53.0%, primarily attributable to consulting services related to proposal writing.  Finally, we recognized $143,000 of SFAS 142 and SFAS 144 impairment expense during the six months ended March 31, 2008 to write down the carrying value of certain GBPO assets that are classified as held-for-sale to fair value.

PSSI Other Expenses:  During the three months ended March 31, 2008, general and administrative expenses for discontinued PSSI operations increased $0.3 million, or 24.3%, over the same period last year, primarily due to a $0.4 million increase in labor and labor related expenses of administrative support services, offset by $0.1 million decrease in rent and miscellaneous office related expenses.  Selling and marketing expenses decreased $44,000 during the three months ended March 31, 2008, primarily from a decrease in labor and labor-related expenses, including labor expenses allocated from corporate overhead that can be directly assigned to specific operations.  During the three months ended March 31, 2008, we recognized $3.0 million of SFAS 142 and SFAS 144 impairment to write down the carrying value of certain PSSI operations that are classified as held-for-sale to fair value.

During the six months ended March 31, 2008, general and administrative expenses for discontinued PSSI operations increased $0.5 million, or 18.3%, over the same period last year, primarily due to a $1.1 million increase in labor and labor related expenses of administrative support services, offset by a $0.3 million decrease in bad debt expense and a $0.3 million decrease in rent and miscellaneous office related expenses.  Selling and marketing expenses decreased $0.2 million, or 20.5%, during the six months ended March 31, 2008, primarily from a $0.5 million decrease in labor and labor-related expenses, including labor expenses allocated from corporate overhead that can be directly assigned to specific operations.  Offsetting this decrease is an increase of $0.3 million in advertising, consulting services associated with proposal writing and travel related expenses.  During the six months ended March 31, 2008, we recognized $3.4 million of SFAS 142 and SFAS 144 impairment to write down the carrying value of certain PSSI operations that are classified as held-for-sale to fair value.

Tier Technologies, Inc.

Corporate Other Expenses:  During the three and six months ended March 31, 2008, general and administrative expenses for discontinued corporate operations decreased $0.2 million and $0.1 million, respectively, over the same period last year, primarily due to a decrease in labor and labor-related expenses that could not be assigned to specific operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions.  Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At March 31, 2008, we had $5.5 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, a property lease and satisfy customer contract requirements.

Note 3—Investments discloses that at March 31, 2008, our investment portfolio included $31.1 million of primarily AAA-rated auction rate municipal bonds that were collateralized with student loans.  In mid-February 2008, we began to experience unsuccessful auctions.  An unsuccessful auction happens when there are insufficient buyers for the securities at the reset date.  If there are no buyers in the market for a particular auction rate security, the security holder is unable to sell the security.  Therefore, the security becomes illiquid until such time that the market provides sufficient buyers for the security, the issuer refinances the obligation, or the obligation reaches final maturity.  This was caused by concerns in the sub-prime mortgage market and overall credit market issues.  All but one of our securities are collateralized with student loans, the other security is a pension obligation.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.  Until liquidity is restored, we may not be able to liquidate these investments in a timely manner or at par value.

Net Cash from Continuing Operations—Operating Activities.  During the six months ended March 31, 2008, our continuing operations used $2.2 million of cash. This reflects a net loss of $5.8 million from continuing operations and $4.3 million of non-cash items. During the six months ended March 31, 2008, $1.2 million of cash was generated by a decrease in receivables, prepaid expenses and other assets. A decrease in accounts payable and accrued liabilities used $1.4 million of cash. A decrease in deferred revenue used $0.5 million of cash.

During the six months ended March 31, 2007, our operating activities from continuing operations used $2.5 million of cash.  This reflects a net loss of $5.6 million from continuing operations and $3.6 million of non-cash items. During the six months ended March 31, 2007, $0.2 million of cash was used by an increase in accounts receivable and unbilled receivables.  A decrease in deferred revenue used $0.4 million of cash.  A decrease in accounts payable and accrued liabilities used $0.3 million of cash and an increase in prepaid expenses and other assets generated $0.3 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from continuing operations for the six months ended March 31, 2008 was $24.4 million, including $32.6 million of cash provided by sales and maturities of marketable securities, offset by $7.3 million of cash used to purchase marketable securities.  In addition, $0.9 million of cash was used to purchase equipment and software, primarily associated with our corporate IT.

During the six months ended March 31, 2007, our operations used $4.3 million of cash for investing activities.  Our operations used $9.3 million of cash to purchase restricted investments, $3.1 million of cash to purchase marketable securities, and $0.5 million of cash to purchase equipment and software. This use of funds was partially offset by $3.3 million of cash generated from the sale and maturities of restricted investments and $1.0 million of cash generated from the sale and maturities of marketable securities. In addition, $4.3 million of cash was generated from the repayment of notes and accrued interest from a related party.

Tier Technologies, Inc.

Net Cash from Continuing Operations—Financing Activities.  Net cash provided by our financing activities from continuing operations for the six months ended March 31, 2008 was $70,000, including $96,000 generated from the exercise of options to purchase our common stock, partially offset by the use of $26,000 for capital lease obligations.

During the six months ended March 31, 2007, $20,000 of cash was provided by our financing activities from continuing operations, of which $32,000 was generated from the exercise of options to purchase our common stock, partially offset by the use of $12,000 for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the six months ended March 31, 2008, our operating activities from discontinued operations provided $4.6 million of cash.  This reflects $0.8 million of net income and $3.1 million of non-cash items, of which $3.5 million relates to the write-down of goodwill and held-for-sale assets and $0.4 million by the reduction in bad debt expense.

During the six months ended March 31, 2007, our operating activities from discontinued operations generated $7.4 million of cash, including $11.6 million of net income and $2.2 million of non-cash items, offset by a $7.6 million reversal of a federal income tax reserve, which had been initially recorded in October 2003, pending an IRS review of a refund we received associated with the disposal of our former Australian operations.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from discontinued operations for the six months ended March 31, 2008 was $2.7 million, primarily used to purchase equipment and software, and fund internally developed software.  Net cash used in our investment activities from discontinued operations for the six months ended March 31, 2007 was $1.6 million, primarily used to purchase equipment and software, and fund internally-developed software.

Net Cash from Discontinued Operations—Financing Activities.  During the six months ended March 31, 2008 and 2007, our discontinued operations used $3,000 of cash for capital lease obligations.

We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the need to fund and expand our EPP platform to provide for future growth and the timing of the billing and collection of large project milestones.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and cash generated by the divestiture of our businesses held-for-sale will be adequate to fund our operations for at least fiscal 2008.  There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including: potential acquisitions or divestitures; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

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

Tier Technologies, Inc.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at March 31, 2008, the fair value of the portfolio would decline by about $13,000.

The majority of our investment portfolio is composed of AAA-rated auction rate municipal bonds, collateralized with student loans.  These municipal bonds, which typically have 20- to 30-year maturities, are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After their initial issuance, the interest rate on these securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities.  In mid-February 2008, we began to experience unsuccessful auctions relating to our municipal bonds.  An auction is unsuccessful when the amount of securities offered for sale exceeds the amount of bids.  As a result, the liquidity of our auction rate securities has diminished and has caused a decline in the fair market value of the securities.  We believe this decline is temporary but it may affect our ability to liquidate our investment in these securities on a timely basis.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Tier Technologies, Inc.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tier Technologies, Inc.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 20, 2006, we were served with a purported class action lawsuit filed with the United States District Court for the Eastern District of Virginia on behalf of purchasers of our common stock.  The suit alleged that Tier and certain of its former officers issued false and misleading statements.  On July 24, 2007, the United States District Court for the Eastern District of Virginia entered into an order denying the plaintiff's motion for class certification for the purported class action lawsuit.  On December 3, 2007, the court granted our motion to dismiss plaintiff's complaint, but permitted plaintiff an opportunity to file an amended complaint.  On January 29, 2008, we settled the matter for a nominal sum and entered into a mutual settlement agreement and release.  On February 19, 2008, the United States District Court for the Eastern District of Virginia dismissed the case with prejudice.

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

We have incurred losses in the past and may not be profitable in the future.  We have incurred losses in the past, and we may do so in the future.  While we reported net income in fiscal year 2005, we expect to report a loss for fiscal 2008 and have reported net losses of $3.0 million during fiscal year 2007, $9.5 million during the fiscal year 2006, $63,000 in fiscal year 2004 and $5.4 million in fiscal year 2003.

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

We may not be successful in divesting certain assets and liabilities, and our anticipated divestiture could disrupt our operations.  We may not be able to obtain reasonable offers for the fair value of the portions of PSSI and GBPO assets and liabilities that we are marketing.  In that event, we may be required to recognize additional impairment losses or to terminate our planned divestiture.  Furthermore, our announced divestiture plan has resulted in additional turnover of employees and has had an adverse impact on our ability to attract and retain customers, which, in turn, has had, and will continue to have, an adverse impact on the revenues generated by these businesses.  In addition, if our estimates of the fair value of these businesses are not accurate, we may incur additional impairment losses or other losses on the divestiture of these businesses.  Divestiture of certain portions of these businesses has been delayed, and may be further delayed, or may be unsuccessful, resulting in business disruption and increased costs of running and completing certain projects.

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

Tier Technologies, Inc.

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

Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, licensing and bonding requirements, industry association rules and public disclosure requirements, which are subject to change.  Changing laws, regulations and standards relating to corporate governance, accounting standards, and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies and increasing the cost of compliance.  To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards.  This investment may result in increased general and administrative expenses for outside services and a diversion of management time and attention from revenue-generating activities.  New laws, regulations or industry standards may be enacted, or existing ones changed, which could negatively impact our services and revenues.  Taxes or fees may be imposed or we could be subject to additional requirements in regard to privacy, security or qualification for doing business.  A change in such laws, rules or regulations could restrict or eliminate our ability to provide services and could increase costs, impair growth and make our services unprofitable.

Violation of any existing or future laws or regulations related to our EPP business, including laws governing money transmitters, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our EPP segment is subject to numerous state laws and regulations, some states’ money transmitter regulations, and related licensing requirements.  We currently have a number of applications for licensure as a money transmitter pending in various states. In the future we may be subject to additional states’ money transmitter regulations, federal money laundering regulations and regulation of internet transactions.  We are also subject to the applicable rules of the credit/debit card association and National Automated Clearing House Association (NACHA).  If we are found to be in violation of any such laws, rules or regulations we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the cost of obtaining these licenses and regulatory approvals could be substantial.

The revenues generated by our electronic payment processing operations may fluctuate and the ability to maintain profitability is uncertain.  EPP primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations and educational and utility obligations.  The revenues earned by EPP depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  If consumers are not receptive to paying a convenience fee; if card associations change their rules or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs, demand for electronic payment processing services could decline.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce margins and harm our

Tier Technologies, Inc.

profitability.  Demand for electronic payment processing services could also be affected adversely by a decline in the use of the Internet, economic factors such as a decline in availability credit, increased unemployment, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

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

We depend on third parties for our products and services.  Failure by these third parties to perform their obligations satisfactorily could hurt our reputation, operating results and competitiveness.  Our business is highly dependent on working with other companies and organizations to bid on and perform complex multi-party projects.  We may act as a prime contractor and engage subcontractors, or we may act as a subcontractor to the prime contractor.  We use third-party software, hardware and support service providers to perform joint engagements.  We depend on licensed software and other technology from a small number of primary vendors. We also rely on a third-party co-location facility for our primary data center, use third-party processors to complete payment transactions and use third-party software providers for system solutions, security and infrastructure.  Our systems are dependent on integration and implementation of complex third party products and services including software and hardware.  The failure of any of these third parties to meet their contractual obligations, our inability to obtain favorable contract terms, failures or defects attributable to these third parties or their products, including in connection with system or software defects, implementation or testing, or the discontinuation of the services of a key subcontractor or vendor could result in degraded functionality or system failure, significant cost and liability, diminished profitability and damage to our reputation and competitive position.

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

Tier Technologies, Inc.

Unauthorized data access and other security breaches could have an adverse impact on our business and our reputation.  Security breaches or improper access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems causing interruption in service and loss or theft of confidential data and personally identifiable information that we store and/or process, .It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party suppliers also may experience security breaches involving the unauthorized access of confidential data and personally indentifiable information.  A security breach could result in theft, loss, publication, deletion or modification of such data and information, and cause harm to our business and reputation and a loss of clients and revenue.

We could suffer material losses if our operations or systems or platforms fail to perform properly or effectively.  Integral to our performance is the continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, failure of third-party support and services, as well as the loss of key individuals or failure to perform on the part of the key individuals.  Our EPP segment processes a high volume of time sensitive payment transactions.  The majority of our tax related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect in our system software or hardware, an interruption or failure due to loss of system functionality, a delay in our system processing speed, a lack of system capacity, or loss of employees on short notice, even if for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated resulting in lost business and revenue and harm to our reputation.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

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

Tier Technologies, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tier Technologies, Inc. was held on February 28, 2008.  The following matters were voted upon at this meeting.

1.	Election of six directors to serve for the ensuing year and until successors are elected; and

2.	Ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008.

The number of shares of common stock entitled to vote at the annual meeting was 19,544,454.  The number of shares of common stock present or represented by proxy was 14,691,458.  The results of the votes on each of the matters presented to the shareholders at our annual meeting are set forth below.

Matter	Votes in favor	Votes withheld	Abstentions
1. Election of Directors
Charles W. Berger	11,248,012	3,443,446	—
Samuel Cabot III	10,966,048	3,725,410	—
John J. Delucca	12,981,828	1,709,630	—
Morgan P. Guenther	11,202,991	3,488,467	—
Ronald L. Rossetti	10,939,457	3,752,001	—
James R. Stone	12,982,541	1,708,917	—

2. The ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008	14,519,759	158,608	13,091

ITEM 5.  OTHER INFORMATION

On April 30, 2008, Tier Technologies, Inc. entered into an employment agreement with Ronald L. Rossetti, providing for Mr. Rossetti’s employment as chief executive officer of the registrant for a period of three years from the date of the agreement.  Mr. Rossetti’s previous employment agreement expired in 2007.  Mr. Rossetti is currently the chief executive officer of the registrant and chairman of its board of directors.

Tier Technologies, Inc.

The employment agreement provides that on or after April 30, 2010 (or prior to such time with the agreement of the compensation committee of the registrant’s board of directors), Mr. Rossetti may relinquish his role as chief executive officer and serve for the remainder of the term of the agreement as the non-executive chairman of the registrant’s board of directors and as its lead director.

Pursuant to the employment agreement, Mr. Rossetti will receive a base salary of $400,000 per year for the first year, such salary to be subject to increase but not decrease by the board thereafter, and, while serving as chief executive officer, will be entitled to participate in all employee benefit programs for which he is eligible.  In addition, as long as Mr. Rossetti is serving as the registrant’s chief executive officer, he will be entitled to participate in the registrant’s incentive and equity compensation programs for senior-level executives.  Mr. Rossetti’s maximum annual incentive opportunity will be at least 100% of his base salary for the applicable fiscal year.  The employment agreement also provides for Mr. Rossetti to participate in an enterprise value award plan, subject to approval by the compensation committee of the registrant’s board of directors (which has been provided), which would provide grants of up to an aggregate of 550,000 restricted stock units (to be paid in shares of the registrant’s common stock to the extent available under the registrant’s Amended and Restated 2004 Stock Incentive Plan, with any amount that cannot be paid in shares thereunder to be paid in cash) to Mr. Rossetti if the registrant’s common stock achieves the price targets set forth in the plan, which is included as an exhibit to the employment agreement.  Such restricted stock units will vest in full on the earliest of (i) the expiration of the term of the employment agreement, (ii) three years after the end of the measurement period in which they are earned, (iii) termination of Mr. Rossetti’s employment for death or disability, (iv) termination of Mr. Rossetti’s employment by the registrant other than for cause (as defined in the employment agreement, (v) termination of Mr. Rossetti’s employment by Mr. Rossetti for good reason (as defined in the employment agreement), or (vi) a change in control of the registrant while Mr. Rossetti remains employed by the registrant.  If Mr. Rossetti moves to the non-executive chairman position and ceases to be chief executive officer, his compensation will decline to the amount of his base salary (and the continued ability to vest in the Enterprise Value Award).

The registrant has also agreed to continue to provide Mr. Rossetti with a corporate apartment located within a reasonable daily commuting distance of the registrant’s corporate headquarters and to continue to reimburse his or his spouse’s airfare for travel between the city of his residence and the registrant’s corporate headquarters.  The registrant will make a gross-up payment to Mr. Rossetti for any taxes associated with this benefit.  These benefits apply while he is the chief executive officer.

If Mr. Rossetti’s employment terminates as a result of disability, all of Mr. Rossetti’s options, restricted stock grants and restricted stock units will vest in full upon such termination, and the registrant will pay Mr. Rossetti such other amounts and provide such other benefits as set forth in the employment agreement.  In addition, if Mr. Rossetti’s employment terminates as a result of his death, Mr. Rossetti terminates his employment for good reason or the registrant terminates Mr. Rossetti’s employment without cause, the registrant will pay to him (or his estate) an amount equal to his base salary in effect on the date of the termination plus a bonus equal to the average bonus paid to Mr. Rossetti for the past three years, provided that the payment on death may be eliminated if the company obtains life insurance coverage for his benefit as provided in the agreement.  Further, if Mr. Rossetti terminates his employment for good reason or the registrant terminates Mr. Rossetti’s employment without cause while Mr. Rossetti is serving as the registrant’s chief executive officer, the registrant will pay to Mr. Rossetti a portion of the average bonus paid to Mr. Rossetti for the past three years, prorated based on the number of months he worked in the fiscal year in which the termination occurs.  Payments described in this and the next paragraph are generally subject to a requirement that Mr. Rossetti release all releaseable claims against the company.

In the event of a change in control of the registrant while Mr. Rossetti remains employed by the registrant, in addition to the vesting of options, restricted stock and restricted stock units described above, Mr. Rossetti may be entitled to payments equal to up to two times his base salary plus the average bonus paid to Mr. Rossetti for the past three years, depending on the length of his employment after such

Tier Technologies, Inc.

change in control or the termination of his employment in connection with such change in control, all as set forth in the employment agreement.

In addition, the registrant has agreed to make specified tax gross-up payments to Mr. Rossetti if he becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code upon a change of control of the registrant (commonly referred to as a parachute tax gross-up).

This summary of the employment agreement and the exhibits thereto is qualified by reference to such agreements, which are filed herewith as Exhibit 10.1, and are incorporated herein by reference.

Tier Technologies, Inc.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008. †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
†Filed herewith.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.

Dated:  May 6, 2008

By:	/s/ Ronald Johnston
                                    Ronald Johnston
  Chief Financial Officer
         (Principal Financial and Accounting Officer
     and a Duly Authorized Officer)