Form 10-Q
period 2008-08-07
TIER TECHNOLOGIES INC
filed 2008-08-07
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

      At July 31, 2008 there were 19,732,863 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 41 which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2008	September 30, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$44,761	$16,516
Investments in marketable securities	2,165	57,815
Accounts receivable, net	4,783	4,909
Unbilled receivables	363	545
Prepaid expenses and other current assets	9,249	2,169
Assets of discontinued operations	202	672
Current assets—held-for-sale	16,597	36,196
Total current assets	78,120	118,822

Property, equipment and software, net	3,853	3,743
Goodwill	14,526	14,526
Other intangible assets, net	14,501	17,640
Investments in marketable securities	30,725	—
Restricted investments	8,361	11,526
Other assets	346	167
Total assets	$150,432	$166,424

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,216	$877
Accrued compensation liabilities	3,275	4,653
Accrued subcontractor expenses	388	504
Accrued discount fees	5,587	4,529
Other accrued liabilities	4,085	4,213
Deferred income	1,927	2,649
Liabilities of discontinued operations	523	421
Current liabilities—held-for-sale	13,096	10,864
Total current liabilities	30,097	28,710
Other liabilities	147	200
Total liabilities	30,244	28,910

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,615 and 20,425; shares outstanding: 19,731 and 19,541	189,472	186,417
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Accumulated other comprehensive loss	(1,800)	—
Accumulated deficit	(58,800)	(40,219)
Total shareholders’ equity	120,188	137,514
Total liabilities and shareholders’ equity	$150,432	$166,424
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues	$44,896	$40,098	$99,812	$87,696

Costs and expenses:
Direct costs	36,374	32,030	78,126	67,321
General and administrative	6,494	6,470	20,475	20,380
Selling and marketing	2,492	2,479	6,611	6,232
Depreciation and amortization	1,347	951	3,973	3,617
Write-down of goodwill and intangible assets	—	8,585	—	8,585
Total costs and expenses	46,707	50,515	109,185	106,135
Loss from continuing operations before other income and income taxes	(1,811)	(10,417)	(9,373)	(18,439)

Other income:
Income from investment:
Equity in net (loss) income of unconsolidated affiliate	—	(511)	—	475
Realized foreign currency gain	—	239	—	239
Gain on sale of unconsolidated affiliate	—	80	—	80

Interest income, net	503	820	2,294	2,304
Total other income	503	628	2,294	3,098

Loss from continuing operations before income taxes	(1,308)	(9,789)	(7,079)	(15,341)
Income tax provision (benefit)	23	(7)	51	60

Loss from continuing operations	(1,331)	(9,782)	(7,130)	(15,401)
(Loss) income from discontinued operations, net	(12,282)	4,063	(11,451)	15,634

Net (loss) income	$(13,613)	$(5,719)	$(18,581)	$233

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.07)	$(0.50)	$(0.36)	$(0.79)
From discontinued operations	$(0.62)	$0.21	$(0.59)	$0.80
(Loss) earnings per share—Basic and diluted	$(0.69)	$(0.29)	$(0.95)	$0.01

Weighted average common shares used in computing:
Basic and diluted (loss) earnings per share	19,635	19,511	19,576	19,505
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007
Net (loss) income	$(13,613)	$(5,719)	$(18,581)	$233
Other comprehensive (loss) income, net of tax:
Unrealized loss on investments in marketable securities	(386)	(2)	(1,800)	(3)

Foreign currency translation:

Foreign currency translation adjustment	—	299	—	270
Less impact of realized gains (transferred from AOCI into net (loss) income)	—	(239)	—	(239)
Other comprehensive (loss) income	(386)	58	(1,800)	28
Comprehensive (loss) income	$(13,999)	$(5,661)	$(20,381)	$261
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended June 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,581)	$233
Less: (loss) Income from discontinued operations, net	(11,451)	15,634
Loss from continuing operations, net	(7,130)	(15,401)
Non-cash items included in net (loss):
Depreciation and amortization	4,095	3,755
Provision for doubtful accounts	(186)	(311)
Equity in net income of unconsolidated affiliate	—	(475)
Gain on sale of unconsolidated affiliate	—	(319)
Settlement of pension contract	—	1,254
Share-based compensation	1,805	1,451
Write-down of goodwill and intangible assets	—	8,585
Other	445	(57)
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	493	15
Prepaid expenses and other assets	(7,700)	2,234
Accounts payable and accrued liabilities	(301)	644
Income taxes receivable	51	(44)
Deferred income	(722)	94
Cash provided by (used in) operating activities from continuing operations	(9,150)	1,425
Cash provided by operating activities from discontinued operations	14,372	12,141
Cash provided by operating activities	5,222	13,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,325)	(6,108)
Sales and maturities of marketable securities	32,615	3,550
Purchase of restricted investments	—	(19,272)
Sales and maturities of restricted investments	1,000	13,398
Purchase of equipment and software	(962)	(728)
Repayment of notes and accrued interest from related parties	—	4,295
Proceeds from sale of unconsolidated affiliate	—	4,784
Proceeds from sale of discontinued operations	730	—
Other investing activities	—	(232)
Cash provided by (used in) investing activities from continuing operations	26,058	(313)
Cash used in investing activities from discontinued operations	(4,232)	(2,562)
Cash provided by (used in) investing activities	21,826	(2,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,250	89
Capital lease obligations and other financing arrangements	(49)	(18)
Cash provided by financing activities from continuing operations	1,201	71
Cash used in financing activities from discontinued operations	(4)	(4)
Cash provided by financing activities	1,197	67
Effect of exchange rate changes on cash	—	(11)
Net increase in cash and cash equivalents	28,245	10,747
Cash and cash equivalents at beginning of period	16,516	18,468
Cash and cash equivalents at end of period	$44,761	$29,215

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9	$9
Income taxes paid, net	$—	$113
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on shareholder notes	$—	$126
Equipment acquired under capital lease obligations and other financing arrangements	$28	$26
Investments released from restriction	$2,165	$—
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

Our Senior Management team allocates resources to and assesses the performance of our operations in two major categories: Continuing Operations and Discontinued Operations.  As of June 30, 2008, our Continuing Operations were composed of:

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

•
Wind-down Operations—represent portions of our Government Business Process Outsourcing, or GBPO and Packaged Software and System Integration, or PSSI operations that we expect to wind down over a five-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we are divesting.  These operations include:

o	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

o	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

•	Corporate Operations—represent those functions that support our corporate governance, as well as certain shared services, including information technology and business development.

Our Discontinued Operations, or held-for-sale businesses, represent those portions of GBPO and PSSI sold, or for which we are seeking buyers, including the following:

•
GBPO Discontinued Operations—included our child support payment processing, child support financial institution data match services, consulting services to state agencies, computer telephony and call centers operations, which were sold during the year; and

•
PSSI Discontinued Operations—includes our financial management systems, and unemployment insurance administration systems lines of business.  In addition, the results reported for our PSSI discontinued operations include our former Independent Validation and Verification and systems integration businesses sold during the year.

In June 2007, we sold our 46.96% investment in the outstanding common stock of CPAS Systems, Inc., or CPAS, a Canadian-based supplier of pension administration software systems, back to CPAS for $4.8 million (USD).  Prior to this disposition, we used the equity method of accounting to report our investment in CPAS.

We reclassified historical financial information presented in our Consolidated Financial Statements and our Notes to Consolidated Financial Statements to conform to the current period’s presentation.  For

Tier Technologies, Inc.

additional information about our continuing operations, see Note 10—Segment Information.  For additional information about the businesses that we have sold or classified as held-for-sale, see Note 11—Discontinued Operations.

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

We have revised our disclosures about revenue recognition from our Annual Report on Form 10-K for the period ended September 30, 2007 to provide more of a distinction between our Continuing Operations revenue streams and our Discontinued Operations revenue streams.

Continuing Operations

Our Electronic Payment Processing, or EPP, operations offer payment processing services to our clients, which allow them to offer their constituents (individuals or businesses) the ability to pay certain financial obligations with their credit or debit cards or with an electronic check.  Our revenue is generated in the form of the convenience fee we are permitted to charge the constituent for the electronic payment processing service provided.  Depending on the agreement with the client, the convenience fee can be a fixed fee or a percentage of the payment processed.  In more than 90% of our arrangements, this fee is charged directly to the constituent and is added to their payment obligation at the point the payment is processed.  We recognize the revenue in the month in which the service is provided.

We use the percentage-of-completion method to recognize revenue associated with our Pension wind-down operations.  This method of revenue recognition is discussed in more detail in the following Discontinued Operations section.

Our remaining wind-down operations include software sales and maintenance and support, as well as non-essential training and consulting.  We recognize the revenues on training and consulting projects in the month the services are performed.  The method of revenue recognition for software sales and maintenance and support is discussed in more detail in the following Discontinued Operations section.

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

Tier Technologies, Inc.

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

NOTE 3—INVESTMENTS

Investments are composed of available-for-sale debt securities, as defined in SFAS 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Restricted investments totaling $2.4 million at June 30, 2008 and $5.5 million at September 30, 2007, which were pledged in connection with performance bonds and a real estate operating lease, will be restricted for the terms of the project performance and lease periods, the latest of which is estimated to end March 2010.  At June 30, 2008 and September 30, 2007, we also used a $6.0 million money market investment as a compensating balance for a bank account used for certain operations.  These investments are reported as Restricted investments on our Consolidated Balance Sheets.

We evaluate certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value.  Factors that management considers when evaluating for other-than-temporary impairment include:  the length of time and the extent to which

Tier Technologies, Inc.

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

At June 30, 2008 and September 30, 2007, our investment portfolio included $30.7 million and $54.4 million, respectively, of municipal bonds that were collateralized primarily with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  These investments rated AAA (with the exception of one pension obligation rated BBB) were current on all obligations, and we continued to earn interest on our auction rate security investments at the maximum contractual rate.  However, the uncertainty of the credit markets has resulted in negative impacts to liquidity and fair value of these investments.  Through June 30, 2008, we liquidated as many of these securities as possible and invested the funds in money market accounts.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value, as estimated by our investment banker, of the remaining investments no longer approximated par value.  During the nine months ended June 30, 2008, we recorded a temporary impairment charge of $1.8 million, which is included in Accumulated other comprehensive loss on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid (all of our securities have maturities in excess of ten years) or a buyer outside the auction process emerges.  We do not believe the unsuccessful auctions experienced to date are the result of the deterioration of the underlying credit quality of these securities.  We have recorded the impairment as temporary as we have the intent and ability to hold these investments until one of the previously mentioned scenarios occurs.  We believe that our cash and cash equivalents balances of $44.8 million at June 30, 2008 are sufficient and we do not anticipate the lack of liquidity in the credit and capital markets will have a material impact on our cash flows or the ability to conduct our business.  Due to lack of liquidity as of June 2008, we reclassified our entire auction rate security portfolio from current to long term Investments in marketable securities on our Consolidated Balance Sheets.

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

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment.  At June 30, 2008 and September 30, 2007, we did not believe any of our investments were other-than-temporarily impaired.

Tier Technologies, Inc.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	June 30, 2008			September 30, 2007
(in thousands)	Amortized cost	Unrealized loss	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$25,555	$—	$25,555	$7,798	$—	$7,798
Total investments included in cash and cash equivalents	25,555	—	25,555	7,798	—	7,798
Investments in marketable securities:
Debt securities (State and local bonds)	—	—	—	54,400	—	54,400
Certificates of deposit	2,165	—	2,165	3,415	—	3,415
Total marketable securities	2,165	—	2,165	57,815	—	57,815
Long-term investments:
Debt securities (State and local bonds)	32,525	(1,800)	30,725	—	—	—
Total long-term investments	32,525	(1,800)	30,725	—	—	—
Restricted investments:
Money market	6,000	—	6,000	6,000	—	6,000
Certificates of deposit	2,361	—	2,361	5,526	—	5,526
Total restricted investments	8,361	—	8,361	11,526	—	11,526
Total investments	$68,606	$(1,800)	$66,806	$77,139	$—	$77,139

NOTE 4—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the nine months ended June 30, 2008, our contract with the Internal Revenue Service contributed revenues of $34.0 million, or 34.0% of our revenues from continuing operations.  During the nine months ended June 30, 2007, this same contract contributed revenues of $30.2 million, or 34.4% of our revenues from continuing operations.

Accounts receivable, net.  As of June 30, 2008 and September 30, 2007, we reported $4.8 million and $4.9 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 43.0% and 63.2% of the balances reported at June 30, 2008 and September 30, 2007, respectively, represent accounts receivable, net that are attributable to operations that we intend to wind down during the course of the next five years (See Note 10—Segment Information, for additional information about our wind-down operations).  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPP customers.  As of June 30, 2008 one customer accounted for 12.5% of total customer accounts receivable.  As of June 30, 2008 and September 30, 2007, Accounts receivable, net, included an allowance for uncollectible accounts of $0.8 million and $1.2 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  As of June 30, 2008, Accounts receivable, net included $0.4 million of retainers that we expected to receive in one year.  As of September 30, 2007, Accounts receivable, net included $0.8 million of retainers that we expected to receive in one year.

Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific

Tier Technologies, Inc.

project milestones or the customer has accepted our work.  As of June 30, 2008 and September 30, 2007, total unbilled receivables, all of which are expected to become billable in one year, were $0.4 million and $0.5 million, respectively.

All of the retainers and unbilled receivable balances discussed above are associated with businesses that we intend to wind down over the next five years (See Note 10—Segment Information).

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2008.  The goodwill for our continuing operations is reported on the line titled Goodwill on our Consolidated Balance Sheets, while the goodwill for our discontinued operations is included in the line titled Current assets—held-for-sale.

	Continuing Operations			Discontinued Operations
(in thousands)	EPP	Wind-down	Total	GBPO	PSSI	Total	Total
Balance at September 30, 2007	$14,526	$—	$14,526	$3,219	$8,907	$12,126	$26,652
Goodwill impairment	—	—	—	(320)	(8,470)	(8,790)	(8,790)
Goodwill write-off (divestiture)				(2,899)	(437)	(3,336)	(3,336)
Balance at June 30, 2008	$14,526	$—	$14,526	$—	$—	$—	$14,526

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

During the nine months ended June 30, 2008, we recorded a $3.3 million reduction in goodwill associated with the divestiture of our GBPO business unit and a practice area within our PSSI business unit.  During the nine months ended June 30, 2008, we recorded a goodwill impairment loss of $8.8 million for our held-for-sale businesses. For additional information regarding these discontinued businesses, see Note 11—Discontinued Operations.

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

Tier Technologies, Inc.

		June 30, 2008			September 30, 2007
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	7-10 years	$28,408	$(16,082)	$12,326	$28,408	$(13,840)	$14,568
Technology and research and development	5 years	3,966	(3,098)	868	3,966	(2,444)	1,522
Trademarks	6-10 years	3,200	(1,893)	1,307	3,214	(1,664)	1,550
Other intangible assets, net		$35,574	$(21,073)	$14,501	$35,588	$(17,948)	$17,640

During the nine months ended June 30, 2008, we recognized $3.1 million of amortization expense on our other intangible assets.

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

The adoption of FIN 48 had no material impact on our Consolidated Balance Sheets or our Consolidated Statements of Operations for the nine months ended June 30, 2008.  After examining the current and past tax positions taken, we concluded that it is more-likely-than-not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  No interest or penalties have been accrued associated with any tax positions taken.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  However, as of June 30, 2008, we had no accrued interest or penalties related to uncertain tax positions.  Currently, we are under audit by the IRS for tax year ending September 30, 2005.  We expect the audit to conclude in the next 12 months.  We are unaware of any material issues relating to the audit.

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

NOTE 7—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At June 30, 2008, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows.  At June 30, 2008 and September 30, 2007, we had legal accruals of $1.0 million and $1.1 million, respectively, based upon estimates of key legal matters.

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

Tier Technologies, Inc.

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

BANK LINES OF CREDIT

At June 30, 2008, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2008, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of June 30, 2008, $2.4 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

Note 3—Investments discloses that at June 30, 2008, our investment portfolio included $30.7 million of primarily AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities.  In mid-February 2008, we began to experience unsuccessful auctions.  An unsuccessful auction happens when there are insufficient buyers for the securities at the reset date.  If there are no buyers in the market for a particular auction rate security, the security holder is unable to sell the security.  Therefore, the security becomes illiquid until such time that the market provides sufficient buyers for the security, the issuer refinances the obligation, or the obligation reaches final maturity.  This was caused by concerns in the sub-prime mortgage market and overall credit market issues.  Because of the unsuccessful auctions and lack of liquidity, the fair value of our auction rate securities declined.  All but one of our securities are collateralized with student loans, the other security is a pension obligation.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.  Until liquidity is restored, we may not be able to liquidate these investments in a timely manner or at par value.

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

Tier Technologies, Inc.

PERFORMANCE BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bond with our customer.  Fees for obtaining the bonds are expensed over the life of each bond.  At June 30, 2008, we had $20.4 million of bonds posted with our customers.  There were no claims pending against any of these bonds as of June 30, 2008.

EMPLOYMENT AGREEMENTS

As of June 30, 2008, we had employment and change of control agreements with 6 executives and 19 other key managers.  If certain termination or change of control events were to occur under the 25 remaining contracts as of June 30, 2008, we could be required to pay up to $10.3 million.  See Note 13—Subsequent Event for additional information regarding an employment agreement with our CFO that was executed July 1, 2008.

As of June 30, 2008, we had a separation agreement in place with one of our executives, whose employment terminated March 31, 2008.  Under the terms of the agreement we are obligated to pay the executive $0.3 million over the next six months, which consists of 12 months' base salary, COBRA premiums for the shorter of 12 months or the period during which she is eligible for COBRA, up to $7,500 for outplacement services and $18,333 per month for consulting services.

As of June 30, 2008, we also had agreements with 18 key employees under which these individuals would be entitled to receive designated amounts over a one- to two-year period, after completing defined employment service periods.  During the remainder of fiscal 2008, we expect to recognize a maximum expense of $0.2 million for these agreements.  We expect to recognize a maximum expense of $0.3 million during fiscal year 2009 and $39,250 during fiscal year 2010 for these agreements.  See Note 13—Subsequent Event for additional information regarding other employment related agreements that we entered into after June 30, 2008.

As of June 30, 2008, we had change of control agreements with 11 key employees, 7 within our held-for-sale operations and 4 within our wind-down operations, which we entered into beginning in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements, we would be required to pay up to $0.9 million if a defined change of control event were to occur as of June 30, 2008.

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

NOTE 8—RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2008, we purchased $0.5 million of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 9—SHARE-BASED PAYMENT

Stock options and restricted stock units are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  At June 30, 2008, there were 1,124,193 shares of common stock reserved for future grants under the Plan.

Tier Technologies, Inc.

STOCK OPTIONS

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.3 million and $1.7 million, respectively, for the three and nine months ended June 30, 2008, of which $0.5 million was attributable to the December 10, 2007 acceleration of vesting in full of options issued to our independent Board of Director members on August 24, 2006.  During the three and nine months ended June 30, 2007, we recognized $0.3 million and $1.5 million, respectively, in stock based compensation expense.  Generally stock options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the intrinsic value of options exercised.

	Three months ended June 30,		Nine months ended June 30,
	2008	2007(1)	2008	2007
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	—	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	3.44%	—	3.54%	4.66%
Volatility	47.93%	—	42.41%	47.54%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$3.59	$—	$4.08	$3.53
Intrinsic value of options exercised (in thousands)	$228	$19	$247	$71
(1) No options were granted during the three months ended June 30, 2007.

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the nine months ended June 30, 2008 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2007	2,113	$8.54
Granted	1,075	9.72
Exercised	(190)	6.59
Forfeitures or expirations	(377)	8.78
Options outstanding at June 30, 2008	2,621	$9.13	7.57 years	$1,373
Options exercisable at June 30, 2008	1,388	$9.05	6.32 years	$1,085

As of June 30, 2008, a total of $3.3 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.94 year weighted-average period.

RESTRICTED STOCK UNITS

On April 30, 2008, we granted 550,000 restricted stock units payable in shares of our common stock to the extent available under our Amended and Restated 2004 Stock Incentive Plan, with any amounts that cannot be paid in shares to be paid in cash, provided our common stock achieves certain price targets.  The restricted stock units vest when both the price target is achieved and the required service period is met.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using an expected volatility of 39.07%, an interest rate of 2.475%, an expected term of 3 years and a zero dividend yield.

Tier Technologies, Inc.

Restricted stock unit activity for the nine months ended June 30, 2008 is as follows:

Restricted shares (in thousands, except per share data)	Shares	Average grant-date fair value
Restricted at October 1, 2007	—	$—
Granted(1)	500	3.54
Vested	—	—
Forfeited	—	—
Restricted at June 30, 2008	500	$3.54
(1) Maximum shares allowable under Amended and Restated 2004 Stock Incentive Plan is 500,000 shares.

As of June 30, 2008 we recorded $0.1 million in expense related to the award.  As of June 30, 2008, we have $1.8 million in unrecognized compensation cost, expected to be recognized over approximately three years.

NOTE 10—SEGMENT INFORMATION

As described more fully in Note 11—Discontinued Operations, in April 2007, we announced our intention to seek buyers for the divestiture of the majority of our PSSI and GBPO operations.  The assets and liabilities associated with these disposal groups were classified as Current assets—held-for-sale and Current liabilities—held-for-sale on our Consolidated Balance Sheets.  The results of operations for these disposal groups were reported as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations.

Our Senior Management team allocates resources to and assesses the performance of our operations in three major categories: Electronic Payment Processing, Wind-down Operations and Discontinued Operations.  See Note 11—Discontinued Operations for additional information regarding the discontinued operations of our PSSI and GBPO segments.  The Corporate & Eliminations column of the following table includes corporate overhead and other costs that could not be assigned directly to EPP or Discontinued Operations, as well as eliminations for transactions between our continuing and discontinued operations.  Prior period results have been reclassified to conform to the current presentation.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Three months ended June 30, 2008:
Revenues	$43,413	$1,632	$(149)	$44,896
Costs and expenses:
Direct costs	35,209	1,165	—	36,374
General and administrative	2,677	94	3,723	6,494
Selling and marketing	2,369	(1)	124	2,492
Depreciation and amortization	882	353	112	1,347
Total costs and expenses	41,137	1,611	3,959	46,707
(Loss) income from continuing operations before other income and income taxes	2,276	21	(4,108)	(1,811)
Other income:
Interest income	—	—	503	503
Total other income	—	—	503	503
(Loss) income from continuing operations before taxes	2,276	21	(3,605)	(1,308)
Income tax (benefit) provision	(28)	—	51	23
(Loss) income from continuing operations	$2,304	$21	$(3,656)	$(1,331)

Tier Technologies, Inc.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Three months ended June 30, 2007:
Revenues	$38,381	$1,823	$(106)	$40,098
Costs and expenses:
Direct costs	30,452	1,578	—	32,030
General and administrative	1,879	582	4,009	6,470
Selling and marketing	2,164	320	(5)	2,479
Depreciation and amortization	800	15	136	951
Write down of goodwill and intangible assets	—	8,585	—	8,585
Total costs and expenses	35,295	11,080	4,140	50,515
(Loss) income from continuing operations before other income and income taxes	3,086	(9,257)	(4,246)	(10,417)
Other income (expense):
Loss from investment	—	—	(192)	(192)
Interest income	—	—	820	820
Total other income	—	—	628	628
(Loss) income from continuing operations before taxes	3,086	(9,257)	(3,618)	(9,789)
Income tax benefit	(7)	—	—	(7)
(Loss) income from continuing operations	$3,093	$(9,257)	$(3,618)	$(9,782)

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Nine months ended June 30, 2008:
Revenues	$95,936	$4,307	$(431)	$99,812
Costs and expenses:
Direct costs	75,063	3,063	—	78,126
General and administrative	7,451	940	12,084	20,475
Selling and marketing	6,025	180	406	6,611
Depreciation and amortization	2,606	1,079	288	3,973
Total costs and expenses	91,145	5,262	12,778	109,185
(Loss) income from continuing operations before other income and income taxes	4,791	(955)	(13,209)	(9,373)
Other income:
Interest income (expense)	(2)	—	2,296	2,294
Total other income (expense)	(2)	—	2,296	2,294
(Loss) income from continuing operations before taxes	4,789	(955)	(10,913)	(7,079)
Income tax provision	—	—	51	51
(Loss) income from continuing operations	$4,789	$(955)	$(10,964)	$(7,130)

Tier Technologies, Inc.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Nine months ended June 30, 2007:
Revenues	$81,109	$6,856	$(269)	$87,696
Costs and expenses:
Direct costs	62,376	4,945	—	67,321
General and administrative	4,816	2,774	12,790	20,380
Selling and marketing	5,412	802	18	6,232
Depreciation and amortization	2,402	749	466	3,617
Write down of goodwill and intangible assets	—	8,585	—	8,585
Total costs and expenses	75,006	17,855	13,274	106,135
(Loss) income from continuing operations before other income and income taxes	6,103	(10,999)	(13,543)	(18,439)
Other income:
Income from investment	—	—	794	794
Interest income	—	—	2,304	2,304
Total other income	—	—	3,098	3,098
(Loss) income from continuing operations before taxes	6,103	(10,999)	(10,445)	(15,341)
Income tax provision	60	—	—	60
(Loss) income from continuing operations	$6,043	$(10,999)	$(10,445)	$(15,401)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	June 30, 2008	September 30, 2007
Continuing operations:
EPP	$102,963	$96,527
Wind-down	6,046	8,508
Corporate (1)	24,624	24,521
Assets for continuing operations	133,633	129,556
Assets of discontinued operations	202	672
Assets held-for-sale	16,597	36,196
Total assets	$150,432	$166,424
(1) Represents assets for our continuing businesses that are not assignable to a specific operation.

See Note 11—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 11—DISCONTINUED OPERATIONS

DIVESTITURES

On December 31, 2007, we sold our rights to service a contract for Independent Validation and Verification, or IV&V, services to a third party for $0.2 million in cash.  Under the terms of the agreement, we assigned our future rights and obligations under the contract to the third party.  However, we retained ownership of all assets and liabilities for our IV&V business that were on our balance sheet as of December 31, 2007, including $0.1 million of deferred revenues.  The reversal of these deferred revenues, combined with the cash that the buyer paid for this business, resulted in a $0.3 million gain, which we recorded as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations.  On March 1, 2008, we sold our rights to service a contract for Health and Human Services, or HHS, to a third party, which resulted in a $25,000 gain, which we recorded as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations.

On April 1, 2008, we sold our rights to service our Call Center project to a third party for $1.  Under the terms of the agreement, we assigned our future rights and obligations under the contract to the third party, including certain assets and liabilities for our call center project that were on our balance sheet as of

Tier Technologies, Inc.

April 1, 2008.  We have entered into an extended warranty plan to provide transition and support services until June 30, 2009.  In addition, we have reserved $0.2 million in escrow, which will be released back to us if the buyer is successful in winning the June 2009 re-bid for the contract.  As a result of this sale, we were able to eliminate our accrued forward loss liability of $0.9 million.  The transaction resulted in a $0.1 million loss, which is recorded as (Loss) income from discontinued operations, net on our Consolidated Statement of Operations.

On May 30, 2008, we completed the sale of our assets, operations and certain liabilities of our State System Integration, or SSI, business to a third party.  The sale was completed pursuant to an Asset Purchase Agreement dated May 23, 2008 for $0.7 million.  The sale resulted in a $0.2 million loss which was recorded as (Loss) income from discontinued operations, net on our Consolidated Statement of Operations.

On June 30, 2008, we completed the sale of the assets, operations and certain liabilities of our Government Business Process Outsourcing business, or GBPO, to Informatix, Inc., a privately held company.  The sale was completed pursuant to a Purchase and Sale Agreement dated June 9, 2008 between Tier and Informatix for a purchase price of $8.0 million in cash, subject to a working capital adjustment.  The $8.0 million was included in Prepaid expenses and other current assets on the Consolidated Balance Sheets.  The agreement also provides for earn-out payments of up to $1 million per year for fiscal years 2008, 2009 and 2010, if the revenues of the business meet the targets set forth in the agreement for those respective fiscal years.  The sale resulted in a $1.0 million loss which is recorded as (Loss) income from discontinued operations, net on our Consolidated Statement of Operations.

The following schedule shows the current carrying value of the assets and liabilities for the IV&V, HHS, Call Center, SSI and GBPO businesses included in Assets of discontinued operations and Liabilities of discontinued operations on our Consolidated Balance Sheets.

(in thousands)	June 30, 2008	September 30, 2007
Assets of discontinued operations:
Current assets	$202	$578
Goodwill	—	91
Property & equipment	—	2
Other assets	—	1
Total assets	202	672

Liabilities of discontinued operations:
Current liabilities	523	421
Total liabilities	523	421
Net assets and liabilities of disposal group	$(321)	$251

ASSET GROUPS HELD-FOR-SALE

Early in fiscal 2007, we undertook a strategic initiative to determine how we could best utilize our financial and management resources.  As a result of that initiative, we concluded that shareholder value could be maximized if we focused on our core business—Electronic Payment Processing.  As a result, in April 2007, we announced our intention to seek buyers for the divestiture of the majority of our PSSI and GBPO segments.  We have two remaining PSSI practice areas for which we are still seeking buyers.  We classified the assets and liabilities associated with those practice areas to be divested as Current assets—held-for-sale and Current liabilities—held-for-sale in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets.  Because the practice areas within the PSSI segment are so diverse, they are being marketed for divestiture separately; and as such, we expect to divest these practice areas as separate transactions.

The following schedule shows the current carrying value of the assets and liabilities in the GBPO and PSSI segments that are in the disposal group as of June 30, 2008 and September 30, 2007.

Tier Technologies, Inc.

	June 30, 2008		September 30, 2007
(in thousands)	PSSI	Total	GBPO	PSSI	Eliminations	Total
Assets:
Current assets	$5,742	$5,742	$4,009	$6,548	$39	$10,596
Property, equipment and software, net	10,854	10,854	5,606	6,657	(476)	11,787
Goodwill	—	—	3,219	8,816	—	12,035
Other assets	1	1	—	1,778	—	1,778
Total assets	16,597	16,597	12,834	23,799	(437)	36,196

Liabilities:
Current liabilities	13,096	13,096	2,944	7,619	—	10,563
Other liabilities	—	—	283	18	—	301
Total liabilities	13,096	13,096	3,227	7,637	—	10,864
Net assets and liabilities of disposal group	$3,501	$3,501	$9,607	$16,162	$(437)	$25,332

We performed impairment analyses of all held-for-sale assets in accordance with SFAS 144 and SFAS 142.  As a result of this analysis, we determined that one of our former GBPO businesses and our two remaining PSSI businesses had carrying values that exceeded fair value.  As a result, during the three and nine months ended June 30, 2008, we recorded an impairment expense of $12.3 million and $15.8 million, respectively, of which $7.1 million and $8.8 million, respectively, relates to goodwill impairment under SFAS 142 and $5.2 million and $7.0 million, respectively relates to long-lived asset impairment under SFAS 144.  This impairment is included in (Loss) income from discontinued operations on our Consolidated Statement of Operations.

SUMMARY OF REVENUE AND NET (LOSS) INCOME—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not believe that we will have any ongoing involvement or cash flows in any businesses that we classified as held-for-sale or that we have divested.  Thus, we classified the results of operations for these businesses as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations in accordance with SFAS 144.  The following table summarizes our revenue and net (loss) income generated by these operations during the three and nine months ended June 30, 2008 and 2007.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues (Discontinued operations):
GBPO	$6,019	$9,382	$20,226	$30,456
PSSI	6,175	8,180	19,817	22,499
Other/eliminations	—	—	—	—
Total revenues	$12,194	$17,562	$40,043	$52,955
(Loss) income before gain (Discontinued operations):
GBPO	$2,145	$3,248	$7,066	$7,188
PSSI	(13,424)	159	(18,175)	187
Other/eliminations	263	178	584	182
(Loss) income before gain on discontinued operations	(11,016)	3,585	(10,525)	7,557
(Loss) gain on disposal of discontinued operations	(1,266)	478	(926)	8,077
Net (loss) income	$(12,282)	$4,063	$(11,451)	$15,634

AUSTRALIAN OPERATIONS

In fiscal 2002, we disposed of most of our Australian operations, and in fiscal 2003 we requested and received $6.5 million of federal income tax refunds associated with this disposal.  Although we received the refund in October 2003, we fully reserved the entire balance because of uncertainty about the final

Tier Technologies, Inc.

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

NOTE 12—(LOSS) EARNINGS PER SHARE

The following table presents the computation of basic and diluted (loss) earnings per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
(Loss) income from:
Continuing operations, net of income taxes	$(1,331)	$(9,782)	$(7,130)	$(15,401)
Discontinued operations, net of income taxes	(12,282)	4,063	(11,451)	15,634
Net (loss) income	$(13,613)	$(5,719)	$(18,581)	$233
Denominator:
Weighted-average common shares outstanding	19,635	19,511	19,576	19,505
Effects of dilutive common stock options	—	—	—	—
Adjusted weighted-average shares	19,635	19,511	19,576	19,505
(Loss) earnings per basic and diluted share:
From continuing operations	$(0.07)	$(0.50)	$(0.36)	$(0.79)
From discontinued operations	(0.62)	0.21	(0.59)	0.80
(Loss) earnings per basic and diluted share	$(0.69)	$(0.29)	$(0.95)	$0.01

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated, and, therefore, the effect would be anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007
Weighted-average options excluded from computation of diluted (loss) earnings per share	1,675	798	1,647	1,668

Tier Technologies, Inc.

The following common stock equivalents were excluded from the calculation of diluted (loss) earnings per share, since their effect would have been anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007
Common stock equivalents excluded from computation of diluted (loss) earnings per share	226	273	252	125

NOTE 13—SUBSEQUENT EVENT

On July 1, 2008, we entered into an employment and change of control agreement with our Chief Financial Officer.  Pursuant to that agreement, if certain termination or change of control events were to occur, we could be required to pay up to $1.4 million.

In July 2008 we entered into employment agreements with 34 key employees under which these individuals would receive designated amounts over a three- to twelve-month period.  We expect to recognize a maximum expense of $1.2 million related to these agreements.  We expect to recognize $0.4 million of expense during the remainder of fiscal 2008 and $0.8 million during fiscal 2009.  These agreements were entered into in conjunction with our decision to consolidate our EPP operations in San Ramon, California with our EPP operations in Auburn, Alabama.

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

OVERVIEW

We provide federal, state and local government and other public and private sector clients with electronic payment and other transaction processing services, as well as software and systems integration services.  During fiscal 2007 we undertook a strategic initiative that evaluated the risks, costs, benefits and growth potential of each of our product lines and services.  In addition, we assessed the degree to which incremental investments or managerial changes were needed to maximize the profitability of each product line.  Based upon this review, we concluded that we could best maximize our long-term profitability and stockholder value if we focused on our core Electronic Payment Processing, or EPP, business.  As a result, in April 2007 we began to seek buyers for the divestiture of the majority of our Government Business Process Outsourcing, or GBPO, operations and our Packaged Systems and Software Integration, or PSSI, operations.

On our Consolidated Balance Sheets, we classified the associated assets and liabilities for each of these businesses as held-for-sale, in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144.  In our Consolidated Statements of Operations, we have classified the operations of these businesses as (Loss) income from discontinued operations, net, because we do not expect to have continuing involvement or cash flows from these businesses after the divestitures.  All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.  We have divested all but two of our held-for-sale business units during fiscal 2008.  The divested businesses are reported as (Loss) income from discontinued operations, net on our Consolidated Statement of Operations.  Although we report the two remaining held-for-sale operations as “discontinued” on our Consolidated Statements of Operations, we continue to operate these operations as efficiently and effectively as possible in order to maximize the proceeds that we expect to receive from the eventual disposition of these operations.

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

SUMMARY OF OPERATING RESULTS

For the three months ended June 30, 2008, we reported a net loss of $13.6 million, or $0.69 per fully diluted share, compared with a net loss of $5.7 million, or $0.29 per fully diluted share, for the three months ended June 30, 2007.  Our continuing operations reported a loss of $1.3 million, or $0.07 per

Tier Technologies, Inc.

fully diluted share, while our discontinued operations reported a net loss of $12.3 million, or $0.62 per fully diluted share, for the three months ended June 30, 2008.

For the nine months ended June 30, 2008, we reported a net loss of $18.6 million, or $0.95 per fully diluted share, compared with net income of $0.2 million, or $0.01 per fully diluted share, for the nine months ended June 30, 2007.  Our continuing operations reported a loss of $7.1 million, or $0.36 per fully diluted share, while our discontinued operations reported a net loss of $11.5 million, or $0.59 per fully diluted share, for the nine months ended June 30, 2008.

Our continuing operations are composed of our EPP business, certain businesses that we are winding down and corporate costs.  On a standalone basis, our EPP business reported income of $2.3 million, or $0.12 per fully diluted share, during the three months ended June 30, 2008, which is a $0.8 million, or 25.5% decrease over the same period last year.  For the nine months ended June 30, 2008, our EPP business reported income of $4.8 million, or $0.24 per fully diluted share, which is a $1.3 million, or 20.8% decrease over the same period last year.  The results for the nine months ended June 30, 2007 included a one-time legal settlement resulting in a $0.2 million refund of excess interchange fees. While the number of transactions and the total dollars processed by our EPP business rose 29.3% and 24.4%, respectively, the size of the average payment that we processed was 3.8% lower than the nine months ended June 30, 2007.  Although EPP provides electronic payment processing services to over 3,000 clients, approximately 34.0% of EPP’s revenues generated during the nine months ended June 30, 2008, resulted from transactions processed for the Internal Revenue Service.  Our EPP business is seasonal in nature, primarily due to federal, state and local mandated due dates for property and income taxes.  Our revenues and direct costs increase during the periods when these mandated due dates occur.

Our wind-down operations reported net income of $21,000 during the three months ended June 30, 2008, which is a $9.3 million improvement over the same period last year.  For the nine months ended June 30, 2008, we reported a loss of $1.0 million, or $0.05 per fully diluted share, which is a $10.0 million, or 91.3% improvement over last year.  These improvements are primarily due to the absence of the impairment expense that was recorded during the period ended June 30, 2007 of $8.6 million as well as the absence of one-time contract settlement costs that were reported during the period ended June 30, 2007.  As we continue to wind down these operations, we expect that the level of the losses will decline in future quarters.  During fiscal 2008, we expect to wind down our Pension business that generated losses totaling $0.3 million during the nine months ended June 30, 2008.  Our Voice and Systems Automation business, which reported a $0.7 million loss during the nine months ended June 30, 2008 is expected to be wound down over a five-year period.  Our corporate overhead contributed $3.7 million to the overall net loss from continuing operations, or $0.19 per fully diluted share for the three months ended June 30, 2008, and $11.0 million, or $0.56 per fully diluted share for the nine months ended June 30, 2008.  This includes a significant portion of costs for shared-services that could not be assigned directly to any business unit.  We expect that the need for, and cost of, these shared-services and other corporate costs will diminish after we divest and/or wind down our GBPO and PSSI businesses.

For the three months ended June 30, 2008, our discontinued operations from our held-for-sale GBPO and PSSI operations reported a loss of $12.3 million, or $0.62 per fully diluted share, a decrease of $16.3 million from the same period last year.  For the nine months ended June 30, 2008, we reported a net loss of $11.5 million, or $0.59 per fully diluted share, a decrease of $27.1 million over the same period last year.  The primary reason for the decrease over the same periods last year is the impairment of certain PSSI operations whose carrying value exceeded its fair value as well as the absence of an income tax reserve reversal relating to our previously disposed Australian operations, which contributed $8.1 million to income from discontinued operations for the nine months ended June 30, 2007.  The expiration of two GBPO contracts and the completion of a number of PSSI projects during fiscal 2007, as well as the expiration of another GBPO contract in June 2008, are expected to result in lower earnings in future years.

Tier Technologies, Inc.

EXPECTATIONS AND STRATEGY FOR 2008

 We expect that fiscal 2008 will continue to be a transition year as we position our company for the long-term growth of the EPP business.  In the remainder of fiscal 2008, we expect to see continued revenue growth in our EPP business, driven not only by revenue growth initiatives, but also by increasing consumer demand for electronic payment processing alternatives.  Furthermore, we are undertaking two key initiatives designed to facilitate the growth of the EPP business.  First, we are analyzing our processing platforms and infrastructure to determine what actions are needed to improve efficiency and reduce costs, while providing the capacity for future growth.  Based on our current conclusions, we expect to make new investments to consolidate our current EPP technology in fiscal 2008.  Second, we expect to move EPP beyond focusing primarily on governmental clients into the commercial biller-direct payment processing space.  To facilitate our EPP strategy, we have developed a five-pronged sales and marketing strategy focusing on the following:

•	increasing client acquisition by expanding our existing markets through sales and marketing resources and expanding our channeled selling;

•	increasing customer adoption through increased marketing and promotional efforts;

•	enhance our cross-selling capabilities by making greater use of registered users in the My Account database;

•	development of new products; and

•	entering new markets.

In addition, we are consolidating some of our EPP operations, facilities, departments and positions in San Ramon, California with our EPP operations in Auburn, Alabama, in an effort to save costs and eliminate duplicative operations and functions.  We also intend to right-size our corporate overhead once the disposition of our non-core assets is complete.  In calendar year 2008, we also expect to finalize the divestiture of the held-for-sale businesses and use the proceeds from these dispositions to fund future growth in our EPP business.

While we expect that certain of these initiatives will produce some cost savings during fiscal 2008, we believe the cost of implementing these initiatives will outweigh those savings during fiscal 2008 and we expect to incur a net loss in fiscal 2008.  However, once the implementation of these initiatives is complete, we believe that our company will report long-term, sustainable profitability.

RESULTS OF OPERATIONS

The following tables provide an overview of our results of operations for the three and nine months ended June 30, 2008 and 2007:

	Three months ended		Variance
	June 30,		2008 vs. 2007
(in thousands, except percentages)	2008	2007	$	%
Revenues	$44,896	$40,098	$4,798	12.0%
Costs and expenses	46,707	50,515	(3,808)	(7.5)%
Loss from continuing operations before other income and income taxes	(1,811)	(10,417)	8,606	82.6%
Other income	503	628	(125)	(19.9)%
Loss from continuing operations before income taxes	(1,308)	(9,789)	8,481	86.6%
Income tax provision (benefit)	23	(7)	30	*
Loss from continuing operations	(1,331)	(9,782)	8,451	86.4%
(Loss) income from discontinued operations, net	(12,282)	4,063	(16,345)	*
Net loss	$(13,613)	$(5,719)	$(7,894)	(138.0)%
* Not meaningful

Tier Technologies, Inc.

	Nine months ended		Variance
	June 30,		2008 vs. 2007
(in thousands, except percentages)	2008	2007	$	%
Revenues	$99,812	$87,696	$12,116	13.8%
Costs and expenses	109,185	106,135	3,050	2.9%
Loss from continuing operations before other income and income taxes	(9,373)	(18,439)	9,066	49.2%
Other income	2,294	3,098	(804)	(26.0)%
Loss from continuing operations before income taxes	(7,079)	(15,341)	8,262	53.9%
Income tax provision	51	60	(9)	(15.0)%
Loss from continuing operations	(7,130)	(15,401)	8,271	53.7%
(Loss) income from discontinued operations, net	(11,451)	15,634	(27,085)	*
Net (loss) income	$(18,581)	$233	$(18,814)	*
* Not meaningful

The following sections describe the reasons for key variances in the results that we are reporting for continuing and discontinued operations.

CONTINUING OPERATIONS

The continuing operations section of our Consolidated Statements of Operations includes the results of operations of our core EPP business, certain businesses that we expect to wind down over the next five years and general corporate operations.  The following table presents the revenues and expenses for our continuing operations for the three and nine months ended June 30, 2008 and 2007.  This table is followed by a detailed analysis summarizing reasons for variances in these financial results.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues	$44,896	$40,098	$99,812	$87,696
Costs and expenses:
Direct costs	36,374	32,030	78,126	67,321
General and administrative	6,494	6,470	20,475	20,380
Selling and marketing	2,492	2,479	6,611	6,232
Depreciation and amortization	1,347	951	3,973	3,617
Write-down of goodwill and intangible assets	—	8,585	—	8,585
Total costs and expenses	46,707	50,515	109,185	106,135
Loss from continuing operations before other income and income taxes	(1,811)	(10,417)	(9,373)	(18,439)
Other income	503	628	2,294	3,098
Loss from continuing operations before income taxes	(1,308)	(9,789)	(7,079)	(15,341)
Income tax provision (benefit)	23	(7)	51	60
Loss from continuing operations	$(1,331)	$(9,782)	$(7,130)	$(15,401)

Revenues (Continuing Operations)

The following table compares the revenues generated by our continuing operations during the three and nine months ended June 30, 2008 and 2007:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Revenues
EPP	$43,413	$38,381	$5,032	13.1%
Wind-down	1,632	1,823	(191)	(10.5)%
Corporate	(149)	(106)	(43)	(40.6)%
Total	$44,896	$40,098	$4,798	12.0%

Tier Technologies, Inc.

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Revenues
EPP	$95,936	$81,109	$14,827	18.3%
Wind-down	4,307	6,856	(2,549)	(37.2)%
Corporate	(431)	(269)	(162)	(60.2)%
Total	$99,812	$87,696	$12,116	13.8%

The following sections discuss the key contributors that caused these revenue changes from our continuing operations.

EPP Revenues:  EPP provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.  EPP generated $43.4 million of revenues during the three months ended June 30, 2008, a $5.0 million, or 13.1%, increase over the three months ended June 30, 2007.  During the three months ended June 30, 2008, we processed 27.9% more transactions than we did in the same period last year, representing 18.4% more dollars.  All of our payment processing markets incurred a 20.0% to 86.0% transaction growth rate, except our federal income tax market, which incurred a 2.4% increase and our educational institution market, which incurred a 27.0% decrease, due to the absence of one contract.

During the nine months ended June 30, 2008, EPP generated $95.9 million of revenues, a $14.8 million, or 18.3%, increase over the same period last year.  During the nine months ended June 30, 2008, we processed 29.3% more transactions than we did during the nine months ended June 30, 2007, representing 24.4% more dollars.  All of our verticals incurred a 16.0% to 68.0% transactional growth rate, with the exception of our federal income tax market which incurred a 5.0% growth and our educational institution market which incurred a 3.8% loss, due to the absence of one contract.

Our contract with the U.S. Internal Revenue Service, or IRS, provided approximately 25% of our annual revenues for fiscal years 2007 and 2006.  Currently, we are operating under a contract extension which expires November 30, 2008.  Our contract provides two additional extension periods through December 31, 2009.  As of June 30, 2008, the IRS has not issued a Request for Proposal, or RFP, for a contract period commencing after November 30, 2008.  As an increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives, we believe our renewed focus on our core EPP business will continue to produce significant revenue growth for the foreseeable future.

Wind-down Revenues:  During the three months ended June 30, 2008, our two wind-down operations generated $1.6 million in revenues, a $0.2 million, or 10.5%, decrease from the three months ended June 30, 2008.  The completion of maintenance contracts during fiscal 2007 within our Voice and Systems Automation, or VSA, business contributed $0.3 million to the decline in revenues.  This decrease was offset by $0.1 million in additional revenue generated by our Pension business as a result of a contract extension.  During the nine months ended June 30, 2008, our wind-down operations generated $4.3 million, a $2.5 million or 37.2%, decrease from the nine months ended June 30, 2007.  The completion of maintenance projects within our VSA business during fiscal 2007 contributed $1.3 million to the decline.  Our Pension business contributed $1.2 million to the overall decline, in which one project contributed $0.6 million to the decline and another contributed $0.5 million.  As we wind down these operations, we will continue to see decreased revenues throughout fiscal 2008.

Corporate Operations/Eliminations:  During the three and nine months ended June 30, 2008, we eliminated $149,000 and $431,000, respectively, of revenues for transactions processed by EPP for our GBPO business (which is included in discontinued operations).  These amounts are $43,000 and $162,000, respectively, greater than the amounts eliminated during the three and nine months ended June 30, 2007, because of a rise in the number of transactions that EPP processed for our GBPO business.

Tier Technologies, Inc.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; credit card interchange fees and assessments; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our continuing operations during the three and nine months ended June 30, 2008 and 2007:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPP	$35,209	$30,452	$4,757	15.6%
Wind-down	1,165	1,578	(413)	(26.2)%
Total	$36,374	$32,030	$4,344	13.6%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPP	$75,063	$62,376	$12,687	20.3%
Wind-down	3,063	4,945	(1,882)	(38.1)%
Total	$78,126	$67,321	$10,805	16.1%

The following sections discuss the key contributors that caused these changes in the direct costs for continuing operations.

EPP Direct Costs:  Consistent with the growth of our EPP revenues, EPP’s direct costs rose $4.8 million, or 15.6%, during the three months ended June 30, 2008 and $12.7 million, or 20.3%, during the nine months ended June 30, 2008, over the same periods last year.  This increase directly reflects interchange fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment processing clients.  In addition, the results that we reported for the nine months ended June 30, 2007 included the one-time recovery of excess interchange fees.  We expect to see continued increases in our EPP direct costs as we strive to grow this business and as more clients move toward electronic payment processing options.

Wind-down Direct Costs:  Direct costs from our wind-down operations decreased $0.4 million, or 26.2%, for the three months ended June 30, 2008 and $1.9 million, or 38.1%, for the nine months ended June 30, 2008, from the same periods last year.  The completion of several Pension projects during fiscal 2007 contributed $0.4 million for the three months ended June 30, 2008 and $1.2 million for the nine months ended June 30, 2008, primarily from the absence of labor and labor-related expenses.  The completion of maintenance contracts within our VSA business resulted in $0.7 million for the nine months ended June 30, 2008, primarily from reduced labor and labor-related costs, as well as other costs required to service the contracts.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2008.

Tier Technologies, Inc.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid to our directors and auditors.  The following table compares general and administrative costs incurred by our continuing operations during the three and nine months ended June 30, 2008 and 2007:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
General and administrative
EPP	$2,677	$1,879	$798	42.5%
Wind-down	94	582	(488)	(83.9)%
Corporate	3,723	4,009	(286)	(7.1)%
Total	$6,494	$6,470	$24	0.4%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
General and administrative
EPP	$7,451	$4,816	$2,635	54.7%
Wind-down	940	2,774	(1,834)	(66.1)%
Corporate	12,084	12,790	(706)	(5.5)%
Total	$20,475	$20,380	$95	0.5%

EPP General and Administrative:  During the three months ended June 30, 2008, EPP incurred $2.7 million of general and administrative expenses, a $0.8 million, or 42.5%, increase over the same period last year. These increases are attributable primarily to a $0.4 million increase for labor and labor-related expenses, as a result of a realignment of resources from discontinued operations as well as the shift of staff from our wind-down VSA operations to our EPP operation, to support our strategic growth initiatives.  We also incurred a $0.2 million increase for consulting services to develop and implement key strategic initiatives.  The remaining $0.2 million increase is attributable to an increase in legal costs in association with applying for money transmitter licenses and other miscellaneous office expenses.

During the nine months ended June 30, 2008, EPP incurred $7.5 million of general and administrative expenses, a $2.6 million, or 54.7%, increase over the same period last year. These increases are attributable primarily to a $1.2 million increase for labor and labor-related expenses, as previously described, and a $0.8 million increase for consulting services to develop and implement key strategic initiatives.  In addition, legal costs associated with applying for money transmitter licenses contributed $0.3 million to the overall increase.  The remaining $0.3 million increase is attributable to increased bad debt expense and other miscellaneous office and travel expenses.

During the remainder of fiscal 2008, general and administrative expenses for our EPP operations could increase as we move toward establishing a consolidated electronic payment processing platform.  We currently process payments on multiple platforms at multiple locations creating redundant costs.  Combining our electronic processing platforms, we believe, will improve the long-term efficiency and cost-effectiveness of our EPP operations and will provide the capacity to process significantly more transactions.

Wind-down General and Administrative:  During the three months ended June 30, 2008, our wind-down operations incurred $0.1 million of general and administrative expenses, a $0.5 million, or 83.9%, decrease over the same period last year.  Labor and labor-related expenses contributed of $0.3 million to the decrease over the same period last year.  The remaining $0.2 million variance is primarily attributable to miscellaneous office and bad debt expenses.

During the nine months ended June 30, 2008, our wind-down operations incurred $1.0 million of general and administrative expenses, a $1.8 million, or 66.1%, decrease over the same period last year.  During

Tier Technologies, Inc.

fiscal 2007, we recorded a contract settlement for one of our Pension projects, which contributed $1.3 million to the decrease of expenses in the current period.  In addition, the absence of labor and labor-related expenses of $0.6 million contributed to the overall decrease.  Offsetting these decreases is an increase of $0.1 million miscellaneous office expense and bad debt expense.

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

During the three months ended June 30, 2008, our corporate operations incurred $3.7 million of general and administrative expenses, a $0.3 million, or 7.1%, decrease over the same period last year.  Of the overall decrease, $0.8 million is attributable to the absence of labor and labor-related expenses, of which $0.5 million is attributable to a reduction in work force and $0.3 million is attributable to a reduction in bonus costs.  Partially offsetting the decrease in expense is a $0.4 million increase in legal and consulting costs related to our strategic initiative efforts.  The remaining $0.1 million increase in expense is related to miscellaneous office supplies.

During the nine months ended June 30, 2008, our corporate operations incurred $12.1 million of general and administrative expenses, a $0.7 million, or 5.5%, decrease over the same period last year.  Labor and labor-related expenses contributed $1.1 million to the overall decrease in expenses, primarily due to the absence of $1.4 million in wages and benefits costs as a result of decreased staff and $0.3 million in reduced bonus expense, offset by $0.3 million of additional severance costs, primarily attributable to the departure of one of our executives and $0.3 million of additional share-based payment expense, due to the acceleration of vesting of options to purchase common stock originally issued to several of our Board members in August 2006.  In addition, legal fees decreased $0.2 million as a result of the reversal of a reserve accrual associated with the previously mentioned DOJ investigation.  Partially offsetting these decreases is an increase of $0.3 million of additional recruiting and consulting services during the nine months ended June 30, 2008, as a result of two executive placement searches and additional support for our legal, human resources and accounting functions.  We also incurred an additional $0.3 million in legal and consulting services related to our divestitures.

We believe the anticipated divestitures of the majority of our GBPO and PSSI operations will reduce the need for corporate support.  Therefore, during fiscal 2009, we anticipate reductions in corporate general and administrative expenses.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures, and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our continuing operations during the three and nine months ended June 30, 2008 and 2007:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Selling and marketing
EPP	$2,369	$2,164	$205	9.5%
Wind-down	(1)	320	(321)	(100.3)%
Corporate	124	(5)	129	*
Total	$2,492	$2,479	$13	0.5%
* Not meaningful

Tier Technologies, Inc.

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Selling and marketing
EPP	$6,025	$5,412	$613	11.3%
Wind-down	180	802	(622)	(77.6)%
Corporate	406	18	388	*
Total	$6,611	$6,232	$379	6.1%
* Not meaningful

EPP Selling and Marketing:  During the three months ended June 30, 2008, EPP incurred $2.4 million of selling and marketing expenses, a $0.2 million, or 9.5%, increase over the same period last year.  Of the overall increase, $0.4 million is attributable to additional labor and labor-related expenses and additional travel costs.  Offsetting these increases is a decrease of $0.2 million in strategic partnership costs.  During the nine months ended June 30, 2008, EPP incurred $6.0 million of selling and marketing expenses, a $0.6 million, or 11.3%, increase over the nine months ended June 30, 2007 primarily attributable to $0.5 million of additional labor and labor-related expenses, $0.2 million of additional travel costs and $0.1 million in conference, trade show and other miscellaneous expenses.  Offsetting these increases is a decrease in strategic partnership costs of $0.2 million.  During fiscal 2008, we expect that EPP’s direct sales and marketing expenses will increase as we strive to accelerate the growth of this business.

Wind-down Selling and Marketing:  During the three months ended June 30, 2008, the selling and marketing expenses of our wind-down operations decreased $0.3 million, over the same period last year.  During the nine months ended June 30, 2008, these expenses decreased $0.6 million, or 77.6%, over the same period last year.  The primary factor in these decreases is the absence of labor and labor-related expenses, as our selling and marketing efforts are being redirected to our EPP business.  We expect to continue to see a decrease in expenses during fiscal 2008 as we wind down specific businesses.

Corporate Selling and Marketing:  As a general rule, we assign labor and labor-related costs incurred by our corporate selling and marketing function directly to individual projects and businesses that benefited from the service.  The $0.1 million and $0.4 million, respectively, increase in sales and marketing expenses during the three and nine months ended June 30, 2008 compared to the same periods last year primarily reflects a higher proportion labor and labor-related costs that could not be assigned directly to a specific project.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table provides a year-over-year comparison of depreciation and amortization costs incurred by our continuing operations during the three and nine months ended June 30, 2008 and 2007:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Depreciation and amortization
EPP	$882	$800	$82	10.3%
Wind-down	353	15	338	*
Corporate	112	136	(24)	(17.7)%
Total	$1,347	$951	$396	41.6%
*Not meaningful

Tier Technologies, Inc.

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Depreciation and amortization
EPP	$2,606	$2,402	$204	8.5%
Wind-down	1,079	749	330	44.1%
Corporate	288	466	(178)	(38.2)%
Total	$3,973	$3,617	$356	9.8%

During the fourth quarter of fiscal 2007 we reclassified our VSA operation from Held-for-Sale to Wind-down and subsequently began depreciating and amortizing its assets.  As a result, our depreciation and amortization expense increased $0.4 million for the three and nine months ended June 30, 2008 over the same periods last year.  During fiscal 2008 we also reclassified some of our IT assets from Corporate to EPP, thereby creating a reduction in Corporate depreciation and amortization expense and increasing EPP depreciation and amortization expense.

Write-down of Goodwill and Intangible Assets (Continuing Operations)

During the three months ended June 30, 2007, we recorded an $8.6 million impairment loss on the carrying value of our VSA business, of which $8.0 million represented a write off of goodwill and $0.6 million represented an impairment of assets for this business unit.

Other Income (Continuing Operations)

Equity in net income of unconsolidated affiliate: We had no equity in net income of unconsolidated affiliate during the three or nine months ended June 30, 2008 due to the sale of our 46.96% ownership of CPAS, Inc., a former minority-owned investment, in the third quarter of fiscal 2007.  As a result of this sale, we realized a $239,000 foreign currency gain, plus an $80,000 gain on the sale of the equity investment.  We reported a net loss of $0.5 million for the three months ended June 30, 2007, primarily attributable to a management incentive payout associated with CPAS fiscal year end results, and net income of $0.5 million for the nine months ended June 30, 2007, primarily attributable to successful contracting efforts by CPAS during the first quarter of fiscal 2007, offset by the management incentive payouts previously mentioned.

Interest income, net:  Interest income during the three months ended June 30, 2008 decreased 38.7% over the same period last year, primarily due to interest rate declines in recent months, consistent with interest rate changes in the marketplace.  Interest income during the nine months ended June 30, 2008, remained consistent with the same period last year, as the significant increase in our average daily balance of our investment portfolio over the same period last year was offset by a decrease in the interest rate, as previously discussed.  We expect to see continued fluctuations in interest rates our investments earn until the market stabilizes.

Income Tax Provision (Continuing Operations)

During the three months ended June 30, 2008 we recorded an income provision of $23,000, which primarily represents state tax obligations incurred by our EPP operations.  During the three months ended June 30, 2007, we recorded a $7,000 tax benefit due to an overstated estimate of tax provision from the prior fiscal 2007 periods.  During the nine months ended June 30, 2008 and 2007, we recorded income tax provisions of $51,000 and $60,000, respectively.  The provision for income taxes primarily represents state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our

Tier Technologies, Inc.

valuation allowance; our ability to utilize foreign tax credits and net operating losses, and any non-deductible items related to acquisitions or other nonrecurring charges.

DISCONTINUED OPERATIONS

In April 2007, we began to seek buyers for the majority of our GBPO and PSSI segments.  As of June 30, 2008, we have two remaining business units from our PSSI segment that we continue to own and operate.  SFAS 144 requires that we report all of these businesses as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, these operations after their divestiture.  As such, we reclassified revenues and costs associated with the portions of those segments held-for-sale to discontinued operations for all periods presented.  During fiscal 2008 we have divested our GBPO, State Systems Integration, or SSI, Independent Validation and Verification, or IV&V, Health and Human Services, or HHS, and Call Center operations.  These items are also classified as discontinued on our Consolidated Statements of Operations for all periods presented.

The following tables summarize our results of operations from discontinued operations for the three and nine months ended June 30, 2008 and 2007.  Immediately following these tables is a discussion of key variances in these results.

	Three months ended June 30, 2008				Three months ended June 30, 2007
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Revenues	$6,019	$6,175	$—	$12,194	$9,382	$8,180	$—	$17,562
Costs and expenses:
Direct costs	3,111	5,056	(149)	8,018	5,140	5,612	(106)	10,646
General and administrative	720	1,767	(85)	2,402	719	1,628	(52)	2,295
Selling and marketing	46	458	(29)	475	275	761	(20)	1,016
Depreciation and amortization	—	20	—	20	—	20	—	20
Write-down of goodwill and intangibles	(3)	12,298	—	12,295	—	—	—	—
Total costs and expenses	3,874	19,599	(263)	23,210	6,134	8,021	(178)	13,977
(Loss) income before gain on discontinued operations	2,145	(13,424)	263	(11,016)	3,248	159	178	3,585
(Loss) gain on discontinued operations	(1,052)	(214)	—	(1,266)	—	—	478	478
(Loss) income from discontinued operations, net	$1,093	$(13,638)	$263	$(12,282)	$3,248	$159	$656	$4,063

Tier Technologies, Inc.

	Nine months ended June 30, 2008				Nine months ended June 30, 2007
(in thousands)	GBPO	PSSI	Eliminations	Total	GBPO	PSSI	Eliminations	Total
Revenues	$20,226	$19,817	$—	$40,043	$30,456	$22,499	$—	$52,955
Costs and expenses:
Direct costs	10,631	15,977	(431)	26,177	20,345	16,024	(269)	36,100
General and administrative	1,658	4,917	(114)	6,461	2,199	4,289	63	6,551
Selling and marketing	731	1,382	(39)	2,074	722	1,925	24	2,671
Depreciation and amortization	—	59	—	59	2	74	—	76
Write-down of goodwill and intangibles	140	15,657	—	15,797	—	—	—	—
Total costs and expenses	13,160	37,992	(584)	50,568	23,268	22,312	(182)	45,398
(Loss) income before gain on discontinued operations	7,066	(18,175)	584	(10,525)	7,188	187	182	7,557
(Loss) gain on discontinued operations	(1,027)	90	11	(926)	—	—	8,077	8,077
(Loss) income from discontinued operations, net	$6,039	$(18,085)	$595	$(11,451)	$7,188	$187	$8,259	$15,634

Revenues (Discontinued Operations)

GBPO Revenues:  During the three months ended June 30, 2008, revenues from discontinued GBPO operations decreased $3.4 million, or 35.9%, compared to the same period last year.  The decrease is attributable primarily to the absence of $2.1 million of revenue from one payment processing center contract that expired at the end of the third quarter of fiscal 2007.  A shift to lower cost, state-mandated electronic payment alternatives at other payment processing centers reduced revenues by $0.2 million.  The absence of $0.8 million in revenues from our prior Call Center business further contributed to the overall decrease in revenues.  In addition, the absence of revenues due to completion during fiscal 2007 of a state contract within our HHS business contributed $0.3 million to the overall decline.

During the nine months ended June 30, 2008, revenues from discontinued GBPO operations decreased $10.2 million, or 33.6%, compared to the same period last year.  The decrease is attributable primarily to the absence of $6.0 million of revenue from one payment processing center contract that expired at the end of the third quarter of fiscal 2007.  A shift to lower cost, state-mandated electronic payment alternatives at other payment processing centers reduced revenues by $1.4 million.  In addition, the absence of revenues due to completion of several projects within our HHS business during fiscal 2007 contributed $2.2 million to the decline, of which $1.9 million was attributable to the completion of one state contract.  Finally, the absence of revenue from our Call Center operation, as a result of the sale of this business unit during fiscal 2008, contributed $0.6 million to the decline.

PSSI Revenues:  During the three months ended June 30, 2008, revenues from discontinued PSSI operations decreased $2.0 million, or 24.5%, over the same period last year.  Of the overall decline, $1.1 million is attributable to the absence of revenues as a result of the sale of our SSI and IV&V operations.  The completion of maintenance contracts within our Financial Management Systems, or FMS, operations contributed $0.6 million to the decline.  In addition, our Unemployment Insurance, or UI, operations incurred a $0.2 million decrease in revenues, of which $1.1 million is attributable to the completion or near completion of several projects, offset by $0.9 million of additional revenues from contracts added during fiscal 2007 and 2008.

During the nine months ended June 30, 2008, revenues from discontinued PSSI operations decreased $2.7 million, or 11.9%, over the same period last year.  The disposition of our IV&V business during fiscal 2008 contributed $1.3 million to the decline in revenues.  In addition, $1.2 million of the decrease is attributable to the completion or near completion of several projects within our FMS business.  Our UI business contributed $0.8 million to the overall decline, of which $3.0 million is due to the completion or near completion of several projects, offset by $2.2 million in revenues from new projects added during fiscal 2008.  Offsetting these decreases is an increase of $0.6 million in work performed for an existing client within our SSI business, prior to sale of the business unit during the current period.

Tier Technologies, Inc.

Direct Costs (Discontinued Operations)

GBPO Direct Costs:  During the three months ended June 30, 2008, direct costs from discontinued GBPO operations decreased $2.0 million, or 39.5%, from the same period last year.  Our payment processing centers contributed $1.3 million to the overall decline in direct costs, of which $0.9 million is attributable to the completion of one project during fiscal 2007 and $0.4 million is attributable to the reduction in costs attributable to the shift to lower cost, state-mandated electronic payment alternatives.  The absence of costs and the reversal of an accrued forward loss as a result of the sale of our Call Center operation contributed $0.6 million to the decline in costs.  In addition, the absence of costs associated with our HHS unit, contributed $0.2 million to the decline.  These decreases are offset by an increase in costs for our Financial Institution Data Match unit of $0.1 million.

During the nine months ended June 30, 2008, direct costs from discontinued GBPO operations decreased $9.7 million, or 47.8%, from the same period last year.  Our payment processing centers contributed $6.6 million to the overall decline in direct costs, of which $3.6 million is attributable to the shift to lower cost, state-mandated electronic payment alternatives at other payment processing centers and $3.0 million is attributable to the completion of one project during fiscal 2007.  The completion of a project within our HHS business and the sale of the business unit during fiscal 2008 contributed $1.8 million to the decrease.  The absence of costs and the reversal of an accrued forward loss as a result of the sale of our Call Center operation contributed $1.4 million to the overall reduction in direct costs.

PSSI Direct Costs:  During the three months ended June 30, 2008, direct costs from discontinued PSSI operations decreased $0.6 million, or 9.9%, from the same period last year.  The absence of direct costs from the sale of our IV&V and SSI business units contributed $1.0 million to the overall decline.  Partially offsetting this decrease is additional costs of $0.4 million within our UI operations attributable to new projects added during fiscal 2007 and 2008.

During the nine months ended June 30, 2008, direct costs from discontinued PSSI operations decreased $47,000, or 0.3%, from the same period last year.  The absence of direct costs as a result of the sale of IV&V contributed $1.0 million to the decline.  Offsetting this decrease is additional costs associated with our FMS business of $0.7 million and $0.3 million of additional work for an existing customer in our SSI unit that were incurred prior to the sale of that unit.

Other Expenses (Discontinued Operations)

GBPO Other Expenses:  During the three months ended June 30, 2008, general and administrative expenses for our GBPO discontinued operations remained consistent with the same period last year.  Selling and marketing expenses decreased $0.2 million, or 83.3%, primarily from the absence of labor and labor-related expenses.

During the nine months ended June 30, 2008, general and administrative expenses for our GBPO discontinued operations decreased $0.5 million, or 24.6%, due to a $0.3 million decrease in labor and labor-related support services and travel, primarily attributable to the closure of one of our payment processing centers in the third fiscal quarter of fiscal 2007, and a $0.2 million decrease in bad debt expense.  Selling and marketing expenses remained relatively consistent with the same period last year.  Finally, we recognized $140,000 of SFAS 142 and SFAS 144 impairment expense during the nine months ended June 30, 2008 to write down the carrying value of certain GBPO assets that are classified as held-for-sale to fair value.

PSSI Other Expenses:  During the three months ended June 30, 2008, general and administrative expenses for discontinued PSSI operations increased $0.1 million, or 8.5%, over the same period last year, primarily due to a $0.2 million increase in bad debt expense and $0.1 million increase in legal expenses.  Partially offsetting these increases is a $0.2 million decrease in rent and miscellaneous office related expenses.  Selling and marketing expenses decreased $0.3 million, or 39.8%, during the three months ended June 30, 2008 compared to the same periods last year, primarily from a decrease in labor and labor-

Tier Technologies, Inc.

related expenses, including labor expenses allocated from corporate overhead that can be directly assigned to specific operations.  During the three months ended June 30, 2008, we recognized $12.3 million of SFAS 142 and SFAS 144 impairment to write down the carrying value of certain PSSI operations that are classified as held-for-sale to fair value.

During the nine months ended June 30, 2008, general and administrative expenses for discontinued PSSI operations increased $0.6 million, or 14.6%, over the same period last year, primarily due to a $1.1 million increase in labor and labor-related expenses of administrative support services, offset by a $0.5 million decrease in rent and miscellaneous office related expenses.  Selling and marketing expenses decreased $0.5 million, or 28.2%, during the nine months ended June 30, 2008, primarily from a $0.8 million decrease in labor and labor-related expenses, including labor expenses allocated from corporate overhead that can be directly assigned to specific operations.  Offsetting this decrease is an increase of $0.3 million in advertising, consulting services associated with proposal writing and travel related expenses.  During the nine months ended June 30, 2008, we recognized $15.7 million of SFAS 142 and SFAS 144 impairment to write down the carrying value of certain PSSI operations that are classified as held-for-sale to fair value.

Corporate Other Expenses:  During the three and nine months ended June 30, 2008, general and administrative expenses for discontinued corporate operations decreased $33,000 and $0.2 million, respectively, over the same period last year, primarily due to a decrease in labor and labor-related expenses that could not be assigned to specific operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions.  Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At June 30, 2008, we had $2.4 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, a property lease and satisfy customer contract requirements.

Note 3—Investments discloses that at June 30, 2008, our investment portfolio included $30.7 million of primarily AAA-rated auction rate municipal bonds that were collateralized with student loans.  In mid-February 2008, we began to experience unsuccessful auctions.  An unsuccessful auction happens when there are insufficient buyers for the securities at the reset date.  If there are no buyers in the market for a particular auction rate security, the security holder is unable to sell the security.  Therefore, the security becomes illiquid until such time that the market provides sufficient buyers for the security, the issuer refinances the obligation, or the obligation reaches final maturity.  This was caused by concerns in the sub-prime mortgage market and overall credit market issues.  All but one of our securities are collateralized with student loans, the other security is a pension obligation.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program. Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy. Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.  Until liquidity is restored, we may not be able to liquidate these investments in a timely manner or at par value.

Net Cash from Continuing Operations—Operating Activities.  During the nine months ended June 30, 2008, our continuing operations used $9.1 million of cash. This reflects a net loss of $7.1 million from continuing operations offset by $6.2 million of non-cash items. During the nine months ended June 30, 2008, $0.5 million of cash was provided by a decrease in accounts receivables and unbilled receivables.  The sale of our GBPO business resulted in an increase in prepaid expenses and other assets of $7.7 million.  A decrease in accounts payable and accrued liabilities used $0.3 million of cash. A decrease in deferred revenue used $0.7 million of cash.

During the nine months ended June 30, 2007, our operating activities from continuing operations provided $1.4 million of cash.  This reflects a net loss of $15.4 million from continuing operations and $13.9 million of non-cash items. During the nine months ended June 30, 2007, $2.2 million of cash was provided by a

Tier Technologies, Inc.

decrease in prepaid expenses and other assets.  An increase in accounts payable and accrued liabilities provided $0.6 million of cash and an increase in deferred revenue provided $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from continuing operations for the nine months ended June 30, 2008 was $26.1 million, including $33.6 million of cash provided by sales and maturities of marketable securities, offset by $7.3 million of cash used to purchase marketable securities.  In addition, $0.7 million of cash was generated from sale of our discontinued operations and $0.9 million of cash was used to purchase equipment and software.

During the nine months ended June 30, 2007, our operations used $0.3 million of cash for investing activities. The purchase of restricted investments and marketable securities used $19.3 million and $6.1 million, respectively, and $0.7 million of cash was used to purchase equipment and software.  In addition, $0.2 million of cash was used for other investing activities.  This use of funds was partially offset by $13.4 million of cash generated from the sale and maturities of restricted investments and $3.5 million of cash generated from the sale and maturities of marketable securities. In addition, $4.3 million of cash was generated from the repayment of notes and accrued interest from a related party and $4.8 million of cash was generated from sale of an investment in unconsolidated affiliate.

Net Cash from Continuing Operations—Financing Activities.  Net cash provided by our financing activities from continuing operations for the nine months ended June 30, 2008 was $1.2 million, including $1.3 million generated from the exercise of options to purchase our common stock, partially offset by the use of $0.1 million for capital lease obligations.

During the nine months ended June 30, 2007, $71,000 of cash was provided by our financing activities from continuing operations, of which $89,000 was generated from the exercise of options to purchase our common stock, partially offset by the use of $18,000 for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the nine months ended June 30, 2008, our operating activities from discontinued operations provided $14.4 million of cash.  This reflects $11.4 million of net loss and $16.7 million of non-cash items, of which $15.8 million relates to the write-down of goodwill and held-for-sale assets and $0.9 million of loss on sale of discontinued operations.

During the nine months ended June 30, 2007, our operating activities from discontinued operations generated $12.1 million of cash, including $15.6 million of net income offset by $1.4 million of non-cash items.  We reversed a $7.6 million federal income tax reserve, which had initially been recorded in October 2003 pending an IRS review of a refund we received associated with the disposal of our former Australian operations.  This reversal represents a non-cash adjustment that was reported in income from discontinued operations.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from discontinued operations for the nine months ended June 30, 2008 and June 30, 2007 was $4.2 million and $2.6 million, respectively, primarily used to purchase equipment and software, and fund internally developed software.

Net Cash from Discontinued Operations—Financing Activities.  During the nine months ended June 30, 2008 and 2007, our discontinued operations used $4,000 of cash for capital lease obligations.

We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the need to fund and expand our EPP platform to provide for future growth and the timing of the billing and collection of large project milestones.  We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and cash generated by the divestiture of our businesses held-for-sale will be adequate to fund our operations through fiscal 2009.  There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including: potential acquisitions or divestitures; contingent

Tier Technologies, Inc.

payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at June 30, 2008, the fair value of the portfolio would decline by about $8,000.

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

Tier Technologies, Inc.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-Q.  We updated these risk factors from those included in our Form 10-Q for the period ended March 31, 2008.

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

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	economic conditions in the marketplace;

•	our customers’ budgets and demand for our services;

•	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	variability of software license revenues; and

•	integration and costs of acquisitions.

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

We may not be successful in divesting certain assets and liabilities, and our anticipated divestiture could disrupt our operations.  We may not be able to obtain reasonable offers for the fair value of the assets and liabilities that we are divesting.  In that event, we may be required to recognize additional impairment losses or to terminate our planned divestiture.  Furthermore, our announced divestiture plan has resulted in additional turnover of employees and has had an adverse impact on our ability to attract and retain customers, which, in turn, has had, and will continue to have, an adverse impact on the

Tier Technologies, Inc.

revenues generated by the remaining businesses subject to divestiture.  In addition, if our estimates of the fair value of these businesses are not accurate, we may incur additional impairment losses or other losses on the divestiture of these businesses.  Divestiture of certain portions of these businesses has been delayed, and may be further delayed, or may be unsuccessful, resulting in business disruption and increased costs of running and completing certain projects.  We may not receive the expected benefits from the divestitures, or they may take longer to be realized than we expect.

We could suffer material losses or significant disruption of operations and business if we are not successful in consolidation of our operations.  We are consolidating and moving certain operations, facilities, departments, and positions as part of our strategic plan to save costs and eliminate duplicative operations and functions.  We initiated consolidation of our EPP operations located in San Ramon, California with our EPP operations location in Auburn, Alabama.  If this consolidation is not successful we could suffer disruption of our operations, systems or services; incur a significant increase in costs; or suffer a loss of valuable staff and historical knowledge, which could have a material adverse impact on business and significantly increase operating costs, the result in operational weaknesses and compliance deficiencies.

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

Our revenues and cash flows could decline significantly if we were unable to retain our largest client.  Our contract with the U.S. Internal Revenue Service has historically generated about 25% of our annual revenues from electronic payment processing.  This contract is scheduled to expire at the end of 2008 if the IRS does not exercise its option to renew.  Our operating results and cash flows could decline significantly if we were unable to retain this client, or replace it in the event we were unable to renew this contract or are unsuccessful in future re-bids of this contract.

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

Tier Technologies, Inc.

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

The revenues generated by our electronic payment processing operations may fluctuate and the ability to maintain profitability is uncertain.  Our EPP business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations and educational, utility and rent obligations.  The revenues earned by our EPP business depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  If consumers are not receptive to paying a convenience fee; if card associations change their rules or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs, demand for electronic payment processing services could decline.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce margins and harm our profitability.  Demand for electronic payment processing services could also be affected adversely by a decline in the use of the Internet, economic factors such as a decline in availability of credit, increased unemployment, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In

Tier Technologies, Inc.

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

Security breaches or improper access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems causing interruption in service and loss or theft of confidential data and personally identifiable information that we store and/or process.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party suppliers also may experience security breaches involving the unauthorized access of confidential data and personally identifiable information.  A security breach could result in theft, loss, publication, deletion or modification of such data and information, and cause harm to our business and reputation and a loss of clients and revenue.

Tier Technologies, Inc.

We could suffer material losses if our operations or systems or platforms fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, failure of third-party support and services, as well as the loss of key individuals or failure to perform on the part of the key individuals.  Our EPP segment processes a high volume of time sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect in our system software or hardware, an interruption or failure due to loss of system functionality, a delay in our system processing speed, a lack of system capacity, or loss of employees on short notice, even if for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated resulting in lost business and revenue and harm to our reputation.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 30, 2008. (1)
10.1	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008. (1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
†Filed herewith. (1) Filed as an exhibit on current report Form 8-K, filed on July 7, 2008, and incorporated herein by reference.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.

Dated: August 7, 2008
	By:	/s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer
and a Duly Authorized Officer)