Form 10-Q/A
period 2008-11-03
TIER TECHNOLOGIES INC
filed 2008-11-03
CIK 1045150

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

At September 30, 2008, there were 19,734,863 shares of the Registrant's Common Stock outstanding.

Tier Technologies, Inc.

EXPLANATORY NOTE

Tier Technologies, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as originally filed with the SEC on August 9, 2007, for the sole purpose of correcting Exhibit 3.1, the Amended and Restated Bylaws of Tier Technologies.  The version of Exhibit 3.1 filed with the original filing failed to include previous amendments to the bylaws.  The bylaws attached to this filing as Exhibit 3.1 are the registrant’s current bylaws, as approved by the Board of Directors.  This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.  Item 6 of Part II is also being amended to add new certifications in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Tier Technologies, Inc., as amended. †
10.1	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007(1)
10.2	Employment Agreement between Tier Technologies, Inc. and Kevin Connell, dated August 9, 2007*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
†Filed herewith. (1) Filed as an exhibit on current report Form 8-K, filed on July 7, 2008, and incorporated herein by reference. *Previously filed.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Date: November 3, 2008
	By:	/s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial Officer and a Duly Authorized Officer)

Exhibit 31.1

CERTIFICATION

I, Ronald L. Rossetti, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-Q/A of Tier Technologies, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 3, 2008	By: /s/ Ronald L. Rossetti
Ronald L. Rossetti

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Ronald W. Johnston, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-Q/A of Tier Technologies, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 3, 2008	By: /s/ Ronald W. Johnston
Ronald W. Johnston

Chief Financial Officer

(Principal Financial Officer)