Form 10-K
TIER TECHNOLOGIES INC
filed 2008-12-10
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3145844 (I.R.S. Employer Identification No.)

10780 PARKRIDGE BOULEVARD—4th FLOOR, RESTON, VA  20191
(Address of principal executive offices)

Registrant's telephone number, including area code:  (571) 382-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $0.01 PAR VALUE	Name of each exchange on which registered The NASDAQ STOCK MARKET, LLC

Securities registered pursuant to Section 12(g) of the Act
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer," and "smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

As of March 31, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $156,044,551, based on the closing sale price of the common stock on March 31, 2008, as reported on The NASDAQ Stock Market. As of November 28, 2008, there were 19,734,463 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I—Executive Officers") of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

TIER TECHNOLOGIES, INC.
FORM 10-K
TABLE OF CONTENTS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A—Risk Factors beginning on page 7, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—BUSINESS

GENERAL

Tier Technologies, Inc., or Tier, is a leading provider of biller direct electronic payment solutions.  We provide federal, state and local government, educational institutions, utility companies and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integration services. The demand for our services has been driven by an increasing preference of consumers and governmental agencies to make payments electronically, increased acceptance of interactive voice response systems and contact management solutions, as well as by legislative mandates.  Originally incorporated in 1991 in California, we reincorporated in Delaware effective July 15, 2005.  We are headquartered in Reston, Virginia.  As of September 30, 2008, our 412 employees and contractors provided services to nearly 3,700 clients nationwide, including over 3,300 customers served by our core Electronic Payment Processing business.

SEGMENT INFORMATION

Fiscal year 2008 continued to be a transitional year for our company.  During fiscal 2007 we undertook a strategic initiative designed to enhance our profitability and overall shareholder value.  This initiative led to the decision to focus on our Electronic Payment Processing, or EPP, business.  Portions of our operations were classified as held-for-sale during fiscal 2007 concurrent with the decision to seek buyers for portions of our operations.  As of September 30, 2008 we have successfully sold our Government Business Process Outsourcing, or GBPO, operation, including our Health and Human Services and Call Center operations, and portions of our former Packaged Software Systems Integration, or PSSI, operations including our State Systems Integration and Independent Validation and Verification operations.  In November 2008 we sold our Financial Management Systems, another operation within our PSSI operation.  We have one remaining PSSI operation for which we continue to seek a buyer—our Unemployment Insurance Systems, or UI, operation.  We continue to operate UI as efficiently and effectively as possible in order to maximize the proceeds that we expect to receive from its disposition.

We manage and report our business under two major categories: Continuing Operations and Discontinued Operations.  Our Continuing Operations includes our EPP operations, certain Wind-down Operations and our Corporate Operations.  Our Discontinued Operations includes portions of our operations that have already been sold or for which we are seeking buyers and includes our former GBPO and PSSI operations.  All financial information presented in this report for historical periods has been reclassified to conform to our current organizational structure.

The following chart illustrates our organizational operating structure as of September 30, 2008:

Organizational Operating Structure of Tier Technologies, Inc.
As of September 30, 2008

CONTINUING OPERATIONS

Our Continuing Operations are separated into three major categories:  EPP, Wind-down and Corporate.  In addition to the discussion below, Note 11—Segment Information to our Consolidated Financial Statements provides detailed information about the profitability of each of these three major categories.

Electronic Payment Processing, or EPP. EPP provides government, educational institutions, utility companies and public-sector clients with electronic payment processing alternatives for collecting taxes, fees and other obligations.  In fiscal year 2008, our client base included the U.S. Internal Revenue Service, 25 states, the District of Columbia and over 3,300 local governments and other public sector clients.  EPP revenues represented 95.5% of our revenues from Continuing Operations.  EPP has a large number of clients; however, during fiscal 2008, our contract with the U.S. Internal Revenue Service generated 26.6% of our revenues from Continuing Operations.

Clients who use our electronic payment processing services can offer their customers the ability to pay government obligations, tuition and utility bills with a credit or debit card or an electronic check.  Our secure electronic payment processing services help our clients reduce the cost of processing payments, increase collection speed and provide convenient payment alternatives to their constituents.

During the last decade, increased consumer acceptance of electronic media, such as interactive voice response systems and the Internet, have led to greater reliance on “cashless” payment methods, including credit and debit cards and electronic checks.  However, many government entities, educational institutions and utility companies have neither the technical expertise nor the personnel to develop, implement and maintain electronic payment processes or to accept Internet or telephonic originated payments.  As a result, they rely on external service providers, such as Tier, to perform this function.

During fiscal year 2008, we processed 10.3 million transactions, representing nearly $5.9 billion of payments collected in the following market segments, which we refer to as "verticals":

·	Federal, state and local governments;

·	Property tax;

·	Education;

·	Insurance;

·	Utilities;

·	Court fees and fines; and

·	Property management.

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

Wind-down Operations.  Our Wind-down Operations consist of two businesses from our former GBPO and PSSI segments whose operations are neither compatible with our long-term strategic direction nor complementary with the other business units that we were divesting.  We have decided to complete, and in some cases extend, the term of existing contracts for these businesses.  We believe that these two businesses will be phased out within four years.  The businesses included in our Wind-down Operations include: (1) our Voice and Systems Automation business, or VSA, which provides interactive voice response systems and support services, including customization, installation and maintenance and (2) our Public Pension Administration Systems practice, which provides services to support the design, development and implementation of pension applications for state, county and city governments.  Our Wind-down business units serve approximately 300 customers, primarily served by our VSA business.  In fiscal year 2008, VSA revenues represented 90.4% of our revenues from Wind-down Operations.

Corporate Operations.  Our Corporate Operations represent those functions in the company that support our corporate governance, including the costs associated with our Board of Directors and executive management team, as well as accounting, finance, legal and the costs of maintaining our corporate headquarters in Reston, Virginia.  In addition, corporate costs include functions that provide shared-services that have supported operations throughout the company, such as information technology and business development.  As we continue to streamline our focus on our EPP business and divest the two remaining business operations, we expect that the size and associated costs to operate our corporate functions will decline significantly in the future.  See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information associated with our Corporate Operations.

DISCONTINUED OPERATIONS

Our Discontinued Operations consist of two business operations from our former PSSI segment that are currently held-for-sale and operations within our former GBPO and PSSI segments that have been divested.  Additional information can be found in Note 14—Discontinued Operations to our Consolidated Financial Statements about the profitability and total assets of these held-for-sale operations.

HELD-FOR-SALE

Our two remaining business operations held-for-sale as of September 30, 2008 include the following former PSSI operations:

·	Financial Management Systems—develops, implements and supports financial management and purchasing systems for state and local governments; and

·	Unemployment Insurance Systems—provides software application, development and integration services to state governments that are reforming unemployment insurance systems.

In November 2008 we completed the sale of our Financial Management Systems operations.  We expect to sell our Unemployment Insurance Systems operation in early fiscal 2009.  These business operations are reported as Discontinued Operations for all periods presented.

The revenues generated by these former PSSI operations are driven primarily by the size of its customer base, the addition of new service offerings and new partner relationships with complementary service and technology providers.  During fiscal 2008, these held-for-sale operations provided services to 63 clients nationwide.  During fiscal year 2008, these held-for-sale operations contributed $16.9 million, or 37.8% to revenues from our Discontinued Operations, of which one contract generated 12.2%.  Revenues recognized by these former PSSI operations reflect the specific contract deliverables and are not influenced by seasonal changes.

DIVESTED OPERATIONS

Government Business Process Outsourcing, or GBPO. During fiscal year 2008 we sold our GBPO operation which focused on child support payment processing, child support financial institution data match services, or FIDM, and call center support services.  During fiscal 2008, these divested GBPO operations contributed $20.2 million, or 45.1% to revenues from our Discontinued Operations.

Packaged Software and Systems Integration, or PSSI. During fiscal year 2008 we sold two operations within our former PSSI segment: (1) State Systems Integration, which provided information technology development, integration and maintenance support projects, and (2) Independent Validation and Verification, which provided quality assurance reviews of third-party software.  During fiscal 2008 these divested units contributed $7.7 million, or 17.1%, to revenues from our Discontinued Operations.

SALES AND MARKETING

Our sales and marketing objective is to develop relationships with customers and clients that result in repeat long-term and cross-sale engagements.  In fiscal 2008, we made the transition to a sales and marketing organization that was dedicated to the EPP business.

In fiscal 2009, we will focus our future sales efforts on growing our EPP business.  In addition to our sales force, we also rely on the business development capabilities of our senior EPP executives as a supplemental sales and delivery resource.  Additionally, we look to partner with systems integrators and tax software developers.  Members of our executive team have a wide range of industry contacts and established reputations in the electronic payments industry.  They play a key role in developing, selling and managing major engagements.  As a result of our market-focused sales approach, we believe that we are able to identify and qualify for opportunities quickly and cost-effectively.

We strive to generate new business by increasing brand awareness and recognition of our biller direct offerings using a variety of media.  Our most significant marketing and advertising program involves the promotion of electronic payment solutions offered by our subsidiary Official Payments Corporation, or OPC.  We work with our clients to publicize our services through advertisements in payment invoices, publications and web sites, typically at little or no cost to us. We also enter into cooperative advertising and marketing arrangements with our card partners (e.g. American Express, Discover, MasterCard, Visa) and leading card-issuing banks.  In fiscal 2008, we used national and regional media including newspapers, magazines, radio, internet and public relations campaigns.  These broad scale awareness efforts were supplemented with online and offline targeted promotion via email, direct mail, statement inserts, online statements, newsletters and other direct-to-customer marketing channels.

COMPETITION

The biller direct payments category is highly competitive and served by a wide array of organizations involved in transaction processing markets including Link2Gov, BillMatrix, Online Resources, Govolution, SallieMae, EDS, and TouchNet Information Systems, Inc.  We believe that the principal competitive factors in our markets include reputation, industry expertise, client breadth, speed of development and implementation, technical expertise, effective marketing programs, competitive pricing and the ability to deliver results.

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

ITEM 1A—RISK FACTORS

Investing in our common stock involves a degree of risk.  Investors should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could fall.

The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

We have incurred losses in the past and may not be profitable in the future.  We have incurred losses in the past, and we may do so in the future.  While we reported net income in fiscal year 2005, we have reported net losses of $27.4 million in fiscal 2008, $3.0 million in fiscal 2007, $9.5 million in fiscal 2006, $63,000 in fiscal 2004 and $5.4 million in fiscal 2003.

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

·	economic conditions in the marketplace including recession;

·	loss of significant clients;

·	demand for our services;

·	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

·	timing of service and product implementations;

·	unplanned increases in costs;

·	delays in completion of projects;

·	intense competition;

·	costs of compliance with laws and government regulations; and

·	integration and costs of acquisitions.

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

Our income tax and property tax processing revenue has been negatively impacted by recent economic conditions and may continue to decline.  As a result of the current global and U.S. economic conditions, including unemployment and real estate foreclosures, we have suffered a downturn in revenue, especially in our property tax and income tax segments, due to decreased payments of federal income tax and property tax payments owed by taxpayers who pay taxes on our website and Interactive Voice Response System (IVR) payment processing systems.  If current conditions do not improve, additional declines in revenue may occur, especially in the property tax and federal income tax segments, negatively impacting use of our services, our overall revenues and causing a decline in profits.

We may not be successful in divesting certain assets and liabilities, and our anticipated divestiture could disrupt our operations.  We have completed divestment of certain operations and portions of the business inclusive of BPO, FIDM, SSI, FMS and other operations, and we are in the process of divestment of our UI business unit. We may not be able to obtain reasonable offers for the fair value of the remaining assets and liabilities that we are divesting.  In that event, we may be required to recognize additional impairment losses or to terminate the planned divestiture of the remaining operations.  Further, current economic conditions may reduce interest in the remaining business subject to divestiture, which may make it more difficult for us to dispose of these business operations.  Also, negotiations of potential dispositions could disrupt our business by diverting management attention away from day-to-day operations.  Furthermore, our announced divestiture plan has resulted in additional turnover of employees and has had an adverse impact on our ability to attract and retain customers, which, in turn, has had, and will continue to have, an adverse impact on the revenues generated by the remaining businesses subject to divestiture.  In addition, if our estimates of the fair value of these businesses are not accurate, we may incur additional impairment losses or other losses on the divestiture of these businesses.  Divestiture of certain portions of these businesses has been delayed, and may be further delayed, or may be unsuccessful, resulting in business disruption and increased costs of running and completing certain projects.  We may not receive the expected benefits from the divestitures, or they may take longer to be realized than we expect.

We could suffer material losses as a result of our transition to, and primary focus on, the payment processing business.  As a result of our divestiture plan, we have sold, and are in the process of selling, a number of our business units and operations that provided diversified sources of revenue and services, including our software licensing and government system integration businesses.  We continue to divest additional historical business operations, as we become increasingly primarily focused on the electronic payment processing business.  Our focus on payment processing and our divestiture of the majority of our legacy business units that are unrelated to payment processing has resulted in, and will continue to result in, loss of clients, loss of historical revenue sources, and a decrease in diversification of services and markets.  These changes could negatively impact revenues in the event of a business downturn in the payment processing business, or in the event of unexpected costs, disruption in services, a change in laws, or other changes related to our payment processing business which may have a disproportionate negative impact on our revenues.

We could suffer material losses or significant disruption of operations and business if we are not successful in consolidation of our EPP operations.  We are consolidating and moving certain EPP operations, facilities, departments, and positions as part of our strategic plan to save costs and eliminate duplicative operations and functions.  We completed consolidation of the customer service/call center, client services and implementation services from San Ramon, California, to our existing facility in Auburn, Alabama, and we are in the process of consolidation of additional operations and positions.  If this consolidation is not successful we could suffer disruption of our operations, systems or services; incur a significant increase in costs; or suffer a loss of valuable staff and historical knowledge, which could have a material adverse impact on our business, significantly increase operating costs and result in operational weaknesses and compliance deficiencies.

We may not be successful in identifying acquisition candidates, and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business.  One of our strategies is to pursue growth through acquisitions.  We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions at favorable terms.  If we do identify an appropriate acquisition candidate, we may be unsuccessful in negotiating the terms of the acquisition, financing the acquisition or, if the acquisition occurs, integrating the acquired business into our existing business.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership.  We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.  Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.

Our current and future information technology infrastructure and platform may not meet our requirements for the sustainable and economical growth of our EPP business, and consolidation of our payment processing platforms involves significant risk.  Our EPP business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements of our existing platform does not keep pace with the growth of our business, we may not be able to meet our growth expectations.  Furthermore, if we are not able to acquire or develop these systems on a timely and economical basis, the profitability of our EPP business may be adversely affected.  We currently maintain two processing platforms, one in San Ramon, California, and a another in Auburn, Alabama.  We are in the process of integrating and consolidating our technology platforms.  Failure to timely, effectively, and efficiently consolidate our payment processing platforms could result in significant risks including restricted and limited transaction volume, operational inefficiencies, inability to add new products or services, inability to expand existing products and services, significant development costs,  increased hardware and software costs, inability provide certain functionality, system and service disruption or failure.   If we are unable to successfully integrate and consolidate these payment processing platforms it could result in a significant loss of clients and revenues and risk of liability.

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contrats on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has historically generated about 33% of our annual revenues from electronic payment processing.  In November 2008 this contract was extended for an additional year by the IRS, and is scheduled to expire November 30, 2009 if the IRS does not exercise another option to renew.  Our operating results and cash flows could decline significantly if we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract or are unsuccessful in future re-bids of this contract.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, could result in significant loss of revenues and reduction in profitability.

Security breaches or improper access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems, causing interruption in service and loss or theft of confidential data and personally identifiable information that we store and/or process.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party suppliers also may experience security breaches involving the unauthorized access of confidential data and personally identifiable information.  A security breach could result in theft, loss, publication, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, and a loss of clients and revenue.

We could suffer material losses if our operations or systems or platforms fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, human error, failure of third-party support and services, as well as the loss of key individuals or failure to perform on the part of the key individuals.  Our EPP segment processes a high volume of time-

sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect in our system software or hardware, an interruption or failure due to loss of system functionality, a delay in our system processing speed, a lack of system capacity, or loss of employees on short notice, even if for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in lost business and revenue and harm to our reputation.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, compliance controls, accounting standards, licensing and bonding requirements, industry/association rules, and public disclosure requirements including under the Sarbanes Oxley Act of 2002, SEC regulations, and Nasdaq Stock Market rules.  Changes in these laws, regulations, standards and requirements and compliance with these laws, regulations, standards and requirements may result in increased general and administrative expenses for outside services, increased risks associated with compliance, and a diversion of management time and attention from revenue-generating activities and curtailing growth of the business.

Violation of any existing or future laws or regulations related to our EPP business, including laws governing money transmitters, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our EPP segment is subject to numerous federal and state laws and regulations, some states’ money transmitter regulations, and related licensing requirements.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with financial transaction processing is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability.  We have applications for licensure as a money transmitter pending in several states. We have been notified by one state that we are subject to payment of penalties for unlicensed activity prior to our submission of the money transmitter application, and additional states could impose such fines and fees.  In the future we may be subject to additional states’ money transmitter regulations, federal money laundering regulations and regulation of internet transactions.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any such laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the cost of compliance, and obtaining necessary licenses and regulatory approvals could be substantial.

We operate in highly competitive markets.  If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share.  Our business is focused on electronic payment transaction processing and software systems solutions, which are highly competitive markets and are served by numerous international, national and local firms.  Many competitors have significantly greater financial, technical and marketing resources and name recognition than we do.  In addition, there are relatively low barriers to entry into these markets, and we expect to continue to face additional competition from new entrants into our markets.  Parts of our business are subject to increasing pricing pressures from competitors, as well as from clients facing pressure to control costs.  Some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services.  If we do not compete effectively, the demand for our products and services and our revenue growth and operating margins could decline, resulting in reduced profitability and loss of market share.

The revenues generated by our electronic payment processing operations may fluctuate, and our ability to maintain profitability is uncertain.  Our EPP business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations, and educational, utility and rent obligations.  The revenues earned by our EPP business depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  Demand for electronic payment processing services could decline if consumers are not receptive to paying a convenience fee; if card associations change their rules, or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce our margins and harm our profitability.

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

Change in interchange rates could have a significant impact on our cost of revenue generation.  Interchange rates charged by credit and debit card companies are a major factor in our delivery costs for the services we perform.  A change in such rates either favorable or unfavorable could have a significant impact on our financial performance.

The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified project managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resigns to join a competitor, to form a competing company, or as a result of termination or a divestiture, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.

We depend on third parties for our products and services.  Failure by these third parties to perform their obligations satisfactorily could hurt our reputation, operating results and competitiveness.  Our business is highly dependent on working with other companies and organizations to bid on and perform complex multi-party projects.  We may act as a prime contractor and engage subcontractors, or we may act as a subcontractor to the prime contractor.  We use third-party software, hardware and support service providers to perform joint engagements.  We depend on licensed software and other technology from a small number of primary vendors. We also rely on a third-party co-location facility for our primary data center, use third-party processors to complete payment transactions and use third-party software providers for system solutions, security and infrastructure.  Our systems are dependent on integration and implementation of complex third-party products and services including software and hardware.  The failure of any of these third parties to meet their contractual obligations, our inability to obtain favorable contract terms, failures or defects attributable to these third parties or their products, including in connection with system or software defects, implementation or testing, or the discontinuation of the services of a key subcontractor or vendor could result in degraded functionality or system failure, significant cost and liability, diminished profitability and damage to our reputation and competitive position.

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

We may be subject to infringement claims by third parties, resulting in increased costs and loss of business.  From time to time we receive notices from others claiming we are infringing on their intellectual property rights.  Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages or force us to redesign products or enter into royalty or licensing agreements on less favorable terms.  If we are required to enter into such agreements or take such actions, our operating margins could decline.

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

Our markets are changing rapidly.  If we are not able to adapt to changing conditions, we may lose market share and may not be able to compete effectively.  The markets for our products are characterized by rapid changes in technology, client expectations and evolving industry standards.  Our future success depends on our ability to innovate, develop, acquire and introduce successful new products and services for our target markets and to respond quickly to changes in the market.  If we are unable to address these requirements, or if our products or services do not achieve market acceptance, we may lose market share, and our revenues could decline.

Our business is subject to increasing performance requirements, which could result in reduced revenues and increased liability.  The failure to meet client expectations could damage our reputation and compromise our ability to attract new business.  On certain projects we make performance guarantees, based upon defined operating specifications, service levels and delivery dates, which are sometimes backed by contractual guarantees and performance, statutory or bid bonds.  Unsatisfactory performance of services, disruption of services, or unanticipated difficulties or delays in processing payments or providing contracted services may result in termination of the contract, a reduction in revenues, liability for penalties and damages, or claims against a bond.

ITEM 1B—UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year 2008 regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2—PROPERTIES

As of September 30, 2008, we leased over 72,000 square feet of space throughout the country, which includes our 41,000 square-foot corporate headquarters in Reston, Virginia.  We also leased 28,000 square feet of space in Georgia, Connecticut, and California, to house our subsidiary operations for EPP and to provide general office space to support our projects and our clients.  We also lease 3,000 square feet of office space in New Mexico which we have subleased to a third party.  Finally, we own a 28,060 square-foot building in Alabama which houses certain administrative, call center, warehouse and other operations.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS

The names, ages and positions of our executive officers at December 1, 2008, are listed in the following table, together with their business experience during the past five years.  Unless otherwise specified, all officers served continuously since the date indicated.

Name, age and position with Registrant	Date elected or appointed
Ronald L. Rossetti, Age 65 (a)
Chairman of the Board, Chief Executive Officer	May 2006
Ronald W. Johnston, Age 62 (b)
Senior Vice President, Chief Financial Officer	July 2008
Nina K. Vellayan, Age 41 (c)
Senior Vice President, Chief Operating Officer	October 2008
Kevin C. Connell, Age 42 (d)
Senior Vice President, Sales & Marketing	November 2006
Keith S. Kendrick, Age 51 (e)
Senior Vice President, Strategic Marketing	June 2008
Keith S. Omsberg, Age 47 (f)
Vice President, General Counsel and Corporate Secretary	April 2008

(a) Mr. Rossetti served as President of Riverside Capital Partners, Inc., a venture capital investment firm since 1997.  Since 1997, Mr. Rossetti has also been a general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings.

(b) Mr. Johnston served as a CFO partner with Tatum LLC from August 2007 through June 2008; CFO and Treasurer for Grantham Education Corporation from October 2004 through March 2007; and CFO for WorldSpace Corporation from September 2002 through September 2004.

(c) Ms. Vellayan served as President of Business Office Solutions, a division of Sallie Mae Inc., from 2001 through September 2008.
(d)  Mr. Connell served as Senior Vice President, Business Development of OPC, a wholly-owned subsidiary of Tier from July 2003 to November 2006, and Vice President, Business Development of OPC from August 2002 to July 2003.

(e) Mr. Kendrick served as Senior Vice President, Corporate Marketing and Strategy with EFunds Corporation from December 2005 through September 2007 and co-founder and Chief Executive Officer of Vericate Corporation from January 2003 through March 2005.

(f) Mr. Omsberg served as Assistant General Counsel of Tier from June 2002 to April 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Market under the symbol TIER.  On November 28, 2008, there were 215 record holders of our common stock.  The quarterly high and low prices per share during fiscal 2008 and 2007 were as follows:

	Fiscal year ended September 30,
	2008		2007
	High	Low	High	Low
First quarter	$11.01	$7.94	$7.30	$6.35
Second quarter	$9.26	$6.75	$8.90	$5.85
Third quarter	$8.75	$7.03	$10.05	$8.25
Fourth quarter	$8.48	$7.06	$10.26	$8.33

We have never declared or paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future.  Instead, we intend to retain our current and future earnings to fund the development and growth of our business.  Our current credit facility prohibits us from declaring dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the percentage change in cumulative stockholder return on our common stock for the period September 30, 2003 through September 30, 2008, with the cumulative total return on the NASDAQ Composite Index and the Russell 2000 Index.  The comparison assumes $100.00 was invested on September 30, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tier Technologies, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/03
9/04
9/05
9/06
9/07
9/08
Tier Technologies, Inc.
NASDAQ Composite
Russell 2000

*$100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

Measurement Date	Tier Technologies, Inc.	NASDAQ Composite	Russell 2000
9/30/03	$100.00	$100.00	$100.00
9/30/04	108.31	107.74	118.77
9/30/05	97.08	123.03	140.09
9/30/06	76.32	131.60	154.00
9/30/07	114.48	158.88	173.00
9/30/08	82.60	119.05	147.94

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

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the fiscal years ended September 30, 2004 through 2008.  You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.  Historical results are not necessarily indicative of results to be expected for any future period.  Certain historical information in the following table has been reclassified to conform to the current year presentation.

	Fiscal years ended September 30,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Revenues	$122,571	$108,306	$90,916	$74,307	$55,251
Costs and expenses	137,259	130,724	113,956	92,211	77,273
Loss before discontinued and other income	(14,688)	(22,418)	(23,040)	(17,904)	(22,022)
Other income	2,731	4,094	3,470	874	835
Loss before income taxes & discontinued operations	(11,957)	(18,324)	(19,570)	(17,030)	(21,187)
Income tax provision	87	76	45	127	—
Loss from continuing operations	(12,044)	(18,400)	(19,615)	(17,157)	(21,187)
(Loss) income from discontinued operations, net	(15,401)	15,366	10,164	18,283	21,124
Net (loss) income	$(27,445)	$(3,034)	$(9,451)	$1,126	$(63)

Total assets	$137,351	$166,424	$169,860	$176,742	$171,980
Long-term obligations, less current portion	$136	$200	$1,359	$1,479	$1,785

(Loss) earnings per share—Basic and diluted:
Continuing operations	$(0.61)	$(0.94)	$(1.00)	$(0.88)	$(1.11)
Discontinued operations	$(0.79)	$0.78	$0.52	$0.94	$1.11
(Loss) earnings per share—Basic and diluted	$(1.40)	$(0.16)	$(0.48)	$0.06	$—
Weighted average common shares used in computing:
Basic and diluted (loss) earning per share	19,616	19,512	19,495	19,470	18,987

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Annual Report on Form 10-K and other factors discussed in this section.  For information regarding what constitutes a forward-looking statement refer to Private Securities Litigation Reform Act Safe Harbor Statement on page 2.

OVERVIEW

We provide federal, state and local government, educational institutions, utility companies and other public sector clients with biller direct electronic payment and other transaction processing services, as well as software and systems integration services.  As explained more fully in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are in the process of divesting a number of incompatible businesses and dedicating an increasing amount of effort toward expanding our core business—Electronic Payment Processing, or EPP.

Key Events in Fiscal 2008

Fiscal 2008 continued to be a transitional year for our company.  During fiscal 2008 we divested five business units classified as held-for-sale during fiscal 2007: (1) Independent Validation and Verification, (2) Health and Human Services, (3) Call Center, (4) State System Integration and (5) Government Business Process Outsourcing, or GBPO.  The results of these operations are classified as (Loss) income from discontinued operations, net in our Consolidated Statement of Operations.

As of September 30, 2008, we continued to seek a buyer for our business operations that were formerly part of our Packaged Software Systems Integration, or PSSI, segment: (1) Financial Management Systems and (2) Unemployment Insurance Systems.  In November 2008, we completed the sale of our Financial Management Systems operations.  We expect to divest our Unemployment Insurance Systems business in the early part of fiscal 2009.

SUMMARY OF FISCAL 2008 OPERATING RESULTS

The following table provides a summary of our fiscal 2008 operating results for our Continuing and Discontinued Operations:

(in thousands, except per share)	Net (loss) income	(Loss) earnings per share
Continuing Operations:
EPP	$3,245	$0.17
Wind-down	(723)	(0.04)
Corporate	(14,566)	(0.74)
Total Continuing Operations	$(12,044)	$(0.61)

Discontinued Operations:
GBPO	$5,420	$0.27
PSSI	(21,588)	(1.10)
Corporate (eliminations)	767	0.04
Total Discontinued Operations	$(15,401)	$(0.79)

Net loss	$(27,445)	$(1.40)

Our Continuing Operations consists of our Electronic Payment Processing, or EPP, operations, certain operations we intend to wind down over the next four years and our corporate costs that support our business.  Our EPP operations reported net income of $3.2 million in fiscal 2008 as a result of adding over 300 new clients during fiscal 2008 and increasing transaction volume by 27.6%.  Our Wind-down operations reported a $0.7 million loss for fiscal 2008.  Although we continue to reduce direct costs and general and administrative and selling expenses associated with those operations compared to prior years, the amortization of intangible assets assigned to our Voice Systems Automation, or VSA, operations has caused a net loss for the fiscal year.  Our Corporate expenses contributed $14.6 million to the overall net loss for Continuing Operations primarily due to general and administrative labor and labor-related expenses to support our business operations.

Our Discontinued Operations consists of businesses we have divested during fiscal 2008 as well as two business operations for which we continued to seek buyers as of September 30, 2008.  The held-for-sale business operations were portions of our former PSSI business.  In November 2008, we completed the sale of one of those operations—our Financial Management Systems business.  Our Discontinued Operations reported a net loss of $15.4 million for fiscal 2008.  During fiscal 2008 we recognized $17.8 million in impairment charges to write down our divested and held-for-sale assets to fair market value.

EXPECTATIONS AND STRATEGY FOR 2009

During fiscal 2009 we expect to complete our transition from a diversified government outsourcing provider to a company focused exclusively on providing electronic payment solutions in the biller direct space. We anticipate minimal revenue growth during fiscal 2009 as we believe the current macroeconomic climate will reduce the average payment size in key vertical categories including federal tax and real property tax payments.  Nevertheless for the remainder of fiscal 2009 we expect to see continued transaction growth in our EPP business driven by increasing consumer demand for electronic payment options, as well as pursuing key strategic initiatives that leverage our lead position in the biller direct space and are designed to facilitate the growth and maximize efficiencies.  These initiatives include the following:

·
Analyze and consolidate our processing platforms and infrastructure to improve efficiency and reduce costs, while providing the capacity for future growth.  Based on our current plan, we expect to complete the consolidation of our current EPP technology platforms in fiscal 2009.

·
Expand our biller direct services beyond our government, education and utility clients to begin focusing on commercial biller-direct payment categories.  We expect to increase client acquisitions by increasing sales and marketing programs and expanded channel selling.

·	Increase customer adoption and utilization through increased marketing and promotions, expanded cross-selling capabilities and enhanced My Account functionality.

·	Develop and launch new products and payment services.

·	Enter new biller direct markets.

In addition, we have completed the consolidation of some of our EPP operations, facilities, departments and positions in San Ramon, California with our operations in Auburn, Alabama.  We expect this operations consolidation to increase efficiencies, reduce costs and eliminate duplicative operations and functions.  We also intend to right-size our corporate overhead once the disposition of our non-core assets is complete.  During the early part of fiscal 2009, we also expect to finalize the divestiture of the held-for-sale businesses and use the proceeds from these dispositions to fund future growth in our EPP business.

RESULTS OF OPERATIONS—2008 COMPARED WITH 2007

The following table provides an overview of our results of operations for fiscal years 2008 and 2007:

	Year ended September 30,		Variance
(in thousands, except percentages)	2008	2007	$ Amount	%
Revenues	$122,571	$108,306	$14,265	13.2%
Costs and expenses	137,259	130,724	6,535	5.0%
Loss from continuing operations before other income and income taxes	(14,688)	(22,418)	7,730	(34.5)%
Other income	2,731	4,094	(1,363)	(33.3)%
Loss from continuing operations before income taxes	(11,957)	(18,324)	6,367	(34.8)%
Income tax provision	87	76	11	14.5%
Loss from continuing operations	(12,044)	(18,400)	6,356	(34.5)%
(Loss) income from discontinued operations, net	(15,401)	15,366	(30,767)	*
Net loss	$(27,445)	$(3,034)	$(24,411)	*
* Not meaningful

The following sections describe the reasons for key variances in the results that we are reporting for Continuing and Discontinued Operations.

Continuing Operations

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core EPP business, certain businesses that we expect to wind-down over the next four years and general corporate costs.  The following table presents the revenues and expenses for our Continuing Operations for fiscal years 2008 and 2007.  This table is followed by an analysis summarizing reasons for variances in these financial results.

	Year ended September 30,
(in thousands)	2008	2007
Revenues	$122,571	$108,306
Costs and expenses:
Direct costs	95,234	82,668
General and administrative	28,020	26,372
Selling and marketing	8,677	7,950
Depreciation and amortization	5,328	4,573
Write-down of goodwill and intangibles	—	9,161
Total costs and expenses	137,259	130,724
Loss from continuing operations before other income and income taxes	(14,688)	(22,418)
Other income	2,731	4,094
Loss from continuing operations before income taxes	(11,957)	(18,324)
Income tax provision	87	76
Loss from continuing operations	$(12,044)	$(18,400)

Revenues (Continuing Operations)

The following table provides a year-over-year comparison of revenues generated by our Continuing Operations during fiscal years 2008 and 2007.

	Year ended September 30,		Variance
(in thousands)	2008	2007	$	%
Revenues
EPP	$117,072	$99,433	$17,639	17.7%
Wind-down	5,930	9,258	(3,328)	(36.0)%
Eliminations	(431)	(385)	(46)	(12.0)%
Total	$122,571	$108,306	$14,265	13.2%

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

EPP Revenues:  EPP provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPP’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.  EPP revenues are seasonal in nature, primarily due to federal, state and local mandated due dates for property and income taxes.

EPP generated $117.1 million of revenue during fiscal 2008, a $17.6 million, or 17.7%, increase over fiscal 2007.  In fiscal 2008, we processed 27.6% more transactions than we processed in fiscal 2007; representing 24.3% more total dollars.  Transaction growth rate during fiscal 2008 ranged from 4.3% to 73.3% for all payment processing markets, except our educational institution market, which incurred an 8.5% decrease, primarily due to the cancellation of one contract.  Our property tax processing market grew 73.3% over the same period last year, while our federal income tax processing market grew 4.3%.

During fiscal 2008, our contract with the U.S. Internal Revenue Service, or IRS, provided nearly 27% of our annual revenues from Continuing Operations.  Currently we are operating under a contract extension which expires November 30, 2009.  In October 2008, the IRS issued a Request for Proposal, or RFP, for a contract period commencing in 2010.  As an increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives, we believe our renewed focus on our core EPP business will continue to produce significant revenue growth for the foreseeable future.

Wind-down Revenues:  During fiscal 2008, our Wind-down operations generated $5.9 million in revenues, a $3.3 million, or 36.0%, decrease from fiscal 2007.  The overall revenue decrease was due primarily to the completion or near completion of several projects during fiscal 2008 and 2007.  Approximately $5.4 million of the revenues reported for fiscal 2008 were generated by our Voice and Systems Automation, or VSA, business.  We expect to continue to support and renew existing maintenance contracts; however, we do not expect that we will actively pursue new contracts for the VSA business.  The remaining fiscal 2008 Wind-down revenues were generated by our Pension business, which we expect to wind down during fiscal 2009.

Corporate Operations/Eliminations:  During fiscal 2008, we eliminated $0.4 million of revenues for transactions processed by EPP for our former GBPO business (which is included in Discontinued Operations). This amount was $46,000 greater than the amount eliminated during 2007, because of a rise in the number of transactions that EPP processed for our former GBPO business.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; credit card interchange fees and assessments; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  Our EPP business direct costs are seasonal in nature, and consistent with the seasonality of its revenues.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal years 2008 and 2007:

	Year ended September 30,		Variance
(in thousands)	2008	2007	$	%
Direct costs
EPP	$91,290	$76,388	$14,902	19.5%
Wind-down	3,944	6,280	(2,336)	(37.2)%
Total	$95,234	$82,668	$12,566	15.2%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPP Direct Costs:  Consistent with the year-over-year growth in our EPP revenues, EPP’s direct costs rose $14.9 million, or 19.5%, in fiscal 2008.  These increases directly reflect interchange and processing fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment processing clients. We expect to see continued increases in our EPP direct costs as we strive to grow this business and as more clients move toward electronic payment processing options.

Wind-down Direct Costs:  Direct costs from our Wind-down operations decreased $2.3 million, or 37.2%, during fiscal 2008 from fiscal 2007 results.  The year-over-year reduction in direct costs during fiscal 2008 reflects the completion and near-completion of contracts, which, in turn, caused a reduction in the level of subcontractor and labor and labor-related costs that we incurred.  During fiscal 2008 our Pension operations decreased $1.2 million and our VSA operations costs decreased $1.1 million.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during fiscal 2009.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid to our directors and auditors.  The following table provides a year-over-year comparison of general and administrative costs incurred by our Continuing Operations during fiscal years 2008 and 2007:

	Year ended September 30,		Variance
(in thousands)	2008	2007	$	%
General and administrative
EPP	$11,065	$7,057	$4,008	56.8%
Wind-down	1,088	3,284	(2,196)	(66.9)%
Corporate	15,867	16,031	(164)	(1.0)%
Total	$28,020	$26,372	$1,648	6.3%

EPP General and Administrative:  During fiscal 2008, EPP incurred $11.1 million of general and administrative expenses, a $4.0 million, or 56.8%, increase over fiscal 2007. These increases are attributable primarily to a $1.8 million increase for labor and labor-related expenses as a result of a realignment of resources from Discontinued Operations, the shift of staff from our Wind-down VSA operations to our EPP operations, to support our strategic growth initiatives and the consolidation of our San Ramon, California with our Auburn, Alabama facility.  We also incurred a $0.9 million increase for consulting services to develop and implement key strategic initiatives; a $0.5 million increase in legal fees associated with applying for money transmitter licenses; a $0.3 million increase in bad debt expense; $0.3 million increase in miscellaneous office expenses; and a $0.2 million increase in travel and travel related expenses primarily associated with the consolidation of our EPP operations to our Auburn, Alabama location.

During fiscal 2009, we expect that general and administrative expenses for our EPP operations will increase. Specifically, in fiscal 2008 we commenced an initiative that will establish a common platform for processing electronic payments.  Currently, we process payments on multiple platforms at multiple locations.  By continuing to invest in a common platform in fiscal 2009, we believe the long-term efficiency and cost-effectiveness of our EPP operations will improve and we will have the capacity to process significantly more transactions.

Wind-down General and Administrative:  During fiscal 2008, our Wind-down operations incurred $1.1 million of general and administrative expenses, a $2.2 million, or 66.9%, decrease over fiscal 2007.  During fiscal 2007 we recorded a contract settlement for one of our Pension projects, which contributed $1.3 million to the decline in expenses in fiscal 2008.  Labor and labor-related expenses contributed $1.0 million to the overall decline, primarily as a result of the shift of resources from our VSA operations to EPP operations to support our strategic growth initiatives.  Miscellaneous office and business-related expenses decreased $0.1 million, while bad debt expense increased $0.2 million during the current fiscal year.

We expect that the administrative and general costs associated with these operations will decrease during fiscal 2009 as we continue to wind down these operations.

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

During fiscal 2008, our corporate operations incurred $15.9 million of general and administrative expenses, a $0.2 million, or 1.0%, decrease from fiscal 2007.  Labor and labor-related expenses decreased $0.6 million overall, consisting of a $1.0 million decrease due to a reduction in work force and a reduction in bonus expense of $0.4 million, offset by additional share-based payment expense, primarily attributable to the acceleration of vesting of options for our Board of Directors of $0.5 million and severance expense of $0.3 million.  Legal fees decreased $0.3 million in fiscal 2008 as a result of the reversal of a legal reserve related to an investigation previously conducted by the US Department of Justice, which was dismissed in February 2008.  Miscellaneous office and travel expenses contributed another $0.2 million to the overall decline in expenses.  Offsetting these expenses is a $0.7 million increase for recruiting and consulting services as a result of two executive placement searches and additional support for our legal, human resources and accounting functions and a $0.2 million increase in tax expense.

We believe that the divestiture of portions of our former GBPO and PSSI operations during fiscal 2008, the November 2008 sale of our Financial Management Systems operations and the anticipated sales of the remaining former PSSI operation classified as held-for-sale will reduce the need for corporate support.  Therefore, during fiscal 2009, we anticipate reductions in corporate general and administrative expenses as these divestitures complete.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during fiscal years 2008 and 2007.

	Year ended September 30,		Variance
(in thousands)	2008	2007	$	%
Selling and marketing
EPP	$7,966	$6,848	$1,118	16.3%
Wind-down	191	1,091	(900)	(82.5)%
Corporate	520	11	509	*
Total	$8,677	$7,950	$727	9.1%
* Not meaningful

EPP Selling and Marketing:  During fiscal 2008, EPP incurred $8.0 million of selling and marketing expenses, a $1.1 million, or 16.3%, increase over fiscal 2007.  Of the overall increase, $1.0 million is attributable to an increase in labor and labor-related expenses, primarily due to an increase in marketing efforts as a result of our strategic initiative to grow our EPP operations, and $0.3 million is attributable to an increase in travel expenses.  Offsetting these increases is a $0.2 million decrease in strategic partnership costs.  During fiscal 2009, we expect that EPP’s direct sales and marketing expenses will remain consistent with fiscal 2008 costs as we manage our expenses.

Wind-down Selling and Marketing:  During fiscal 2008, our Wind-down operations incurred $0.2 million in selling and marketing expenses, a $0.9 million, or 82.5%, decrease over the same period last year.  The decrease is primarily due to the absence of labor and labor-related expenses as a result of the shift in marketing efforts to our EPP strategic initiatives.  We do not expect to incur significant selling and marketing expenses for our wind-down operations in fiscal 2009.

Corporate Selling and Marketing:  During fiscal 2008 and 2007, we assigned sales and marketing expenses to the specific businesses that benefited from the associated sales and marketing efforts.  During fiscal 2008 we reported $0.5 million in selling and marketing expenses, which is a $0.5 million increase over the same period last year consisting primarily of an increase in labor and labor-related expenses of $1.5 million which could not be assigned to specific businesses, offset by decreases in travel expenses of $0.4 million, advertising of $0.3 million and miscellaneous office and consulting services of $0.3 million.  During fiscal 2009, we expect to continue to assign corporate sales and marketing expenses to individual operations that directly benefit from these efforts, primarily EPP.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.

	Year ended September 30,		Variance
(in thousands)	2008	2007	$	%
Depreciation and amortization
EPP	$3,503	$3,206	$297	9.3%
Wind-down	1,428	763	665	87.2%
Corporate	397	604	(207)	(34.3)%
Total	$5,328	$4,573	$755	16.5%

During the fourth quarter of fiscal 2007 we reclassified our VSA operation from held-for-sale to Wind-down and subsequently resumed depreciating and amortizing its assets.  As a result, our depreciation and amortization expense increased $0.7 million in fiscal 2008 over the same period last year.  In addition, during fiscal 2008 we reclassified some of our IT assets from Corporate to EPP, thereby reducing Corporate depreciation and amortization expense and increasing EPP expense.

Other Income (Continuing Operations)

Interest income, net:  Interest income earned during fiscal 2008 decreased $0.6 million, or 17.2%, from interest income earned during fiscal 2007.  The decrease in interest rates earned on our investments, consistent with interest rate changes in the marketplace, is the primary cause of the decline.  Our interest income is earned by our EPP and Corporate operations.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $87,000 for fiscal 2008, compared with $76,000 reported for fiscal 2007.  The provision for income taxes represents federal and state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Discontinued Operations

Our Discontinued Operations primarily consists of portions of our former GBPO and PSSI businesses that we divested during fiscal 2008.  It also includes portions of our former PSSI business classified as held-for-sale, for which we are currently seeking buyers.  As of September 30, 2008, we continued to own and operate those businesses.  However, Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144, requires that we report those businesses as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, those operations after their divestiture.  As such, we reclassified revenues and costs associated with the portions of those segments held-for-sale to Discontinued Operations for all periods represented.

The following table summarizes our results of operations from Discontinued Operations for fiscal 2008 and 2007.  Immediately following this table is a discussion of key variances in these results:

	Year ended September 30, 2008				Year ended September 30, 2007
(in thousands)	GBPO	PSSI	Other and Eliminations	Total	GBPO	PSSI	Other and Eliminations	Total
Revenues	$20,235	$24,608	$—	$44,843	$37,677	$31,372	$—	$69,049
Costs and expenses:
Direct costs	10,634	20,650	(431)	30,853	24,696	21,557	(386)	45,867
General and administrative	2,282	6,262	(242)	8,302	2,636	6,717	(49)	9,304
Selling and marketing	729	1,668	(83)	2,314	1,098	2,621	(18)	3,701
Depreciation and amortization	1	78	—	79	2	95	—	97
Write-down of goodwill and intangibles	141	17,623	—	17,764	2,671	120	—	2,791
Total costs and expenses	13,787	46,281	(756)	59,312	31,103	31,110	(453)	61,760
(Loss) income before gain on discontinued operations	6,448	(21,673)	756	(14,469)	6,574	262	453	7,289
(Loss) gain on discontinued operations	(1,028)	85	11	(932)	—	—	8,077	8,077
(Loss) income from discontinued operations, net	$5,420	$(21,588)	$767	$(15,401)	$6,574	$262	$8,530	$15,366

Revenues (Discontinued Operations)

GBPO Revenues:  During fiscal 2008, revenues from discontinued GBPO operations decreased $17.4 million, or 46.3%, from fiscal 2007 results.  During fiscal 2008 we divested our former GBPO operations which were classified as held-for-sale during fiscal 2007.  The decrease in revenues from prior years is primarily attributable to the absence of revenues in the current fiscal year associated with the timing of the sales of the businesses.  The $17.4 million decrease is made up of the following: $13.1 million attributable to Payment Processing Centers, or PPC; $2.4 million attributable to Health and Human Services, or HHS; $1.4 million attributable to Call Center; and $0.5 million attributable to Financial Institution Data Match, or FIDM.

PSSI Revenues:  During fiscal 2008, revenues from discontinued PSSI operations decreased $6.7 million, or 21.6%, from fiscal 2007 results.  The sale of two businesses within PSSI operations contributed $3.8 million to the overall decline in revenues, of which $2.0 million is attributable to State Systems Integration, or SSI and $1.8 million is attributable to Independent Validation and Verification, or IV&V.  The remaining $2.9 million decline is attributable to our held-for-sale PSSI operations.  Our Financial Management Systems, or FMS, revenues declined $1.8 million due to the completion or near completion of several maintenance projects, of which three contracts contributed $1.3 million to the decline.  Our Unemployment Insurance, or UI, revenues contributed $1.1 million to the overall decline.  Contracts which completed or are nearing completion during fiscal 2008 contributed $4.4 million to the overall decline, of which $4.2 million is attributable to two contracts. Offsetting the decline is $3.3 million in revenues from two contracts which commenced during fiscal 2007 and fiscal 2008.

Direct Costs (Discontinued Operations)

GBPO Direct Costs:  During fiscal 2008, direct costs from discontinued GBPO operations decreased $14.1 million, or 56.9%, from fiscal 2007.  The decrease in costs from prior years is primarily attributable to the absence of expense in the current fiscal year associated with the timing of the sales of the businesses.  The $14.1 million decrease is made up of the following: $9.7 million attributable to PPC, $2.0 million attributable to HHS; $2.2 million attributable to Call Center; and $0.2 million attributable to FIDM.

PSSI Direct Costs:  During fiscal 2008, direct costs from discontinued PSSI operations decreased $0.9 million, or 4.2%, from fiscal 2007 results.  The sale of two businesses within PSSI operations contributed $3.1 million to the overall decline in direct costs, of which $1.8 million is attributable to SSI and $1.4 million is attributable to IV&V.  Offsetting these decreases are increased expenses for UI of $1.6 million and FMS of $0.7 million.

Other Expenses (Discontinued Operations)

GBPO Other Expenses:  During fiscal 2008, general and administrative expenses for our GBPO discontinued operations decreased $0.4 million, and selling and marketing expenses decreased $0.4 million over the same period last year, as a result of the sale of GBPO operations during fiscal 2008.  During fiscal 2008, we recognized a $0.1 million impairment loss on our discontinued GBPO assets to write these assets down to fair value.

PSSI Other Expenses:  During fiscal 2008, general and administrative expenses for discontinued PSSI operations decreased $0.5 million, and selling and marketing expenses decreased $1.0 million over the same period last year, primarily as a result of the sale of SSI and IV&V operations during fiscal 2008.  During fiscal 2008, we recognized a $17.7 million impairment loss on our discontinued PSSI assets to write these assets down to fair value.

Gain/Loss on Discontinued Operations

During fiscal 2008 we recognized a $1.0 million loss on the sale of our GBPO operations and a $0.1 million gain on the sale of the portions of our former PSSI operations that were sold during fiscal 2008.

RESULTS OF OPERATIONS—2007 COMPARED WITH 2006

The following table provides an overview of our results of operations for fiscal years 2007 and 2006:

	Year ended September 30,		Variance
(in thousands, except percentages)	2007	2006	$ Amount	%
Revenues	$108,306	$90,916	$17,390	19.1%
Costs and expenses	130,724	113,956	16,768	14.7%
Loss from continuing operations before other income and income taxes	(22,418)	(23,040)	622	2.7%
Other income	4,094	3,470	624	18.0%
Loss from continuing operations before income taxes	(18,324)	(19,570)	1,246	6.4%
Income tax provision	76	45	31	69.0%
Loss from continuing operations	(18,400)	(19,615)	1,215	6.2%
Income from discontinued operations, net	15,366	10,164	5,202	51.2%
Net loss	$(3,034)	$(9,451)	$6,417	67.9%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing and Discontinued operations.

Continuing Operations

The following table presents the revenues and expenses for our Continuing Operations for fiscal years 2007 and 2006.  This table is followed by an analysis summarizing reasons for variances in these financial results.

	Year ended September 30,
(in thousands)	2007	2006
Revenues	$108,306	$90,916
Costs and expenses:
Direct costs	82,668	68,447
General and administrative	26,372	32,310
Selling and marketing	7,950	8,076
Depreciation and amortization	4,573	5,123
Write-down of goodwill and intangibles	9,161	—
Total costs and expenses	130,724	113,956
Loss from continuing operations before other income and income taxes	(22,418)	(23,040)
Other income	4,094	3,470
Loss from continuing operations before income taxes	(18,324)	(19,570)
Income tax provision	76	45
Loss from continuing operations	$(18,400)	$(19,615)

Revenues (Continuing Operations)

The following table provides a year-over-year comparison of revenues generated by our Continuing Operations during fiscal years 2007 and 2006.

	Year ended September 30,		Variance
(in thousands)	2007	2006	$	%
Revenues
EPP	$99,433	$78,578	$20,855	26.5%
Wind-down	9,258	12,489	(3,231)	(25.9)%
Eliminations	(385)	(151)	(234)	*
Total	$108,306	$90,916	$17,390	19.1%
* Not meaningful

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

EPP Revenues:  EPP generated $99.4 million of revenues during fiscal 2007, a $20.9 million, or 26.5%, increase over fiscal 2006.  In fiscal 2007, we processed 36.7% more transactions than we processed in fiscal 2006; representing 31.2% more total dollars.  Transaction growth rate during fiscal 2007 ranged from 10.5% to 75.1% for all payment processing markets.  Our education processing market grew 75.1% over the same period last year, while our state income tax processing market grew 10.5%.  Our contract with the IRS made up 28.3% of the revenues for EPP.

Wind-down Revenues:  During fiscal 2007, our Wind-down operations generated $9.3 million in revenues, a $3.2 million, or 25.9%, decrease from fiscal 2006.  The overall revenue decrease was due primarily to the completion or near completion of several projects during fiscal 2007 and 2006.  Of the overall decline, the completion of projects within our Pension operations contributed $2.4 million, of which $2.0 million is attributable to one state contract that we completed mid-year 2007.  The remaining $0.8 million of the decline is attributable to the completion of maintenance projects within our VSA operations.

Corporate Operations/Eliminations:  During fiscal 2007, we eliminated $0.4 million of revenues for transactions processed by EPP for our former GBPO business (which is included in Discontinued Operations). This amount was $0.2 million greater than the amount eliminated during 2006, because of a rise in the number of transactions that EPP processed for our former GBPO business.

Direct Costs (Continuing Operations)

The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal years 2007 and 2006:

	Year ended September 30,		Variance
(in thousands)	2007	2006	$	%
Direct costs
EPP	$76,388	$61,505	$14,883	24.2%
Wind-down	6,280	7,104	(824)	(11.6)%
Eliminations	—	(162)	162	100.0%
Total	$82,668	$68,447	$14,221	20.8%

The following sections discuss the key elements that caused these changes in the direct costs for Continuing Operations.

EPP Direct Costs:  Consistent with the year-over-year growth in our EPP revenues, EPP’s direct costs rose $14.9 million, or 24.2%, in fiscal 2007.  These increases directly reflect interchange fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment processing clients.  In addition, during fiscal 2007 we received a $0.2 million benefit for a legal settlement refunding excess interchange fees.

Wind-down Direct Costs:  Direct costs from our Wind-down operations decreased $0.8 million, or 11.6%, during fiscal 2007 from fiscal 2006 results.  The year-over-year reduction in direct costs during fiscal 2007 primarily reflects the completion and near-completion of contracts, which, in turn, caused a reduction in the level of subcontractor and labor and labor-related costs that we incurred.  During fiscal 2007 our Pension operations costs decreased $1.1 million while our VSA operations costs increased $0.3 million.

General and Administrative (Continuing Operations)

The following table provides a year-over-year comparison of general and administrative costs incurred by our Continuing Operations during fiscal years 2007 and 2006:

	Year ended September 30,		Variance
(in thousands)	2007	2006	$	%
General and administrative
EPP	$7,057	$5,510	$1,547	28.1%
Wind-down	3,284	2,005	1,279	63.8%
Corporate	16,031	24,795	(8,764)	(35.4)%
Total	$26,372	$32,310	$(5,938)	(18.4)%

EPP General and Administrative:  During fiscal 2007, EPP incurred $7.1 million of general and administrative expenses, a $1.5 million, or 28.1%, increase over fiscal 2006. These increases are attributable primarily to a $1.3 million increase for labor and labor-related expenses, including shared-service cost provided specifically for EPP by Corporate and $0.4 million in additional travel, consulting and miscellaneous office expenses.  Offsetting these increases is a decrease in bad debt expense of $0.2 million, reflecting successful collection efforts during fiscal 2007.

Wind-down General and Administrative:  During fiscal 2007, our Wind-down operations incurred $3.3 million of general and administrative expenses, a $1.3 million, or 63.8%, increase over fiscal 2006.  Approximately $1.3 million of the increase is attributable to a contract settlement associated with a pension-related project.  In addition, we incurred $1.0 million in additional labor and labor-related expenses.  Partially offsetting these increases was a $0.6 million decrease in bad debt expense attributable to successful collection efforts and a $0.4 million decrease in miscellaneous office-related and travel related expenses.

Corporate General and Administrative:  During fiscal 2007, our corporate operations incurred $16.0 million of general and administrative expenses, an $8.8 million, or 35.4%, decrease from fiscal 2006.  The largest factor for this decrease was associated with the absence of expenses related to the restatement of our financial statements that occurred during fiscal 2006.  During fiscal 2007 our accounting and legal fees decreased by $6.6 million due to the absence of costs associated with the restatement of our financials and the Audit Committee investigation conducted during fiscal 2006.  Our labor and labor-related expenses decreased overall by $2.5 million in fiscal 2007 compared to fiscal 2006, primarily as a result of allocating shared-service costs to the operations they support.  Within our labor and labor-related costs: our severance expense decreased $1.1 million as a result of the absence of costs associated with the departure of our former Chief Executive Officer; share-based payment expense decreased $0.3 million primarily due to the absence in fiscal 2007 of expense associated with acceleration of options for our former Chief Executive Office and the award of options to our current Chief Executive Officer; and we incurred an increase in bonus expense of $1.1 million relating to employment agreements entered into during fiscal 2007.  Further contributing to the decrease in expenses is a reduction in tax expense of $0.3 million.  Offsetting the decreases is an increase in consulting services of $0.6 million in fiscal 2007 as a result of our strategic initiatives.

Selling and Marketing (Continuing Operations)

The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during fiscal years 2007 and 2006.

	Year ended September 30,		Variance
(in thousands)	2007	2006	$	%
Selling and marketing
EPP	$6,848	$4,924	$1,924	39.1%
Wind-down	1,091	1,033	58	5.6%
Corporate	11	2,119	(2,108)	(99.5)%
Total	$7,950	$8,076	$(126)	(1.6)%

EPP Selling and Marketing:  During fiscal 2007, EPP incurred $6.8 million of selling and marketing expenses, a $1.9 million, or 39.1%, increase over fiscal 2006.  Of the overall increase, $1.2 million is attributable to an increase in advertising and strategic partnership costs, and $0.7 million is attributable to an increase in labor and labor-related expenses, primarily due to an increase in marketing efforts as a result of our strategic initiative to grow our EPP operations.

Wind-down Selling and Marketing:  During fiscal 2007, our Wind-down operations incurred $1.1 million in selling and marketing expenses, a $0.1 million, or 5.6%, increase over the same period in fiscal 2006.  The minor increase is attributable primarily to an increase in labor and labor-related expenses of $0.4 million, partially offset by a decrease in travel and travel related expenses of $0.3 million.

Corporate Selling and Marketing:  During fiscal 2007, we assigned sales and marketing expenses to the specific businesses that benefited from the associated sales and marketing efforts.  In previous years, a significant portion of these costs were charged to corporate.  During fiscal 2007 we reported $11,000 in selling and marketing expenses, consisting primarily of labor and labor-related expenses, which could not be assigned to specific businesses.  This is a $2.1 million decrease over the same period in fiscal 2006 as a result of the change to assigning the costs to specific businesses.

Depreciation and Amortization (Continuing Operations)

The following table provides a year-over-year comparison of depreciation and amortization costs incurred by our Continuing Operations during fiscal years 2007 and 2006:

	Year ended September 30,		Variance
(in thousands)	2007	2006	$	%
Depreciation and amortization
EPP	$3,206	$3,169	$37	1.2%
Wind-down	763	1,504	(741)	(49.3)%
Corporate	604	450	154	34.2%
Total	$4,573	$5,123	$(550)	(10.7)%

Depreciation and amortization in fiscal 2007 decreased $0.6 million, or 10.7% from the same period in fiscal 2006. This decline is primarily because of the absence of depreciation and amortization on assets as they became fully depreciated as well as the absence of depreciation and amortization for VSA assets originally classified as held-for-sale during most of fiscal 2007.

Write-down of Goodwill and Intangible Assets (Continuing Operations)

During fiscal 2007, we recorded a $9.2 million impairment on assets included in our Wind-down operations.  This impairment reduced the carrying value of goodwill and intangible assets reported on our Consolidated Balance Sheets.  Note 6—Goodwill and Other Intangible Assets to our Consolidated Financial Statements, provides a detailed discussion about our analysis and the need for this impairment.

Other Income (Continuing Operations)

Equity in net income of unconsolidated affiliate:  Equity in net income of unconsolidated affiliate represents our share of the net income and losses from CPAS, Inc. an entity in which we held 46.96% of the outstanding common stock until June 2007.  During fiscal 2007 we recorded net income of $0.5 million associated with our equity interest in CPAS.  On June 29, 2007, we sold our 46.96% equity interest in CPAS back to CPAS.  As a result of that transaction, we realized $239,000 foreign currency gain, plus an $80,000 gain on the sale of this equity investment.

Interest income, net:  Interest income earned during fiscal 2007 increased $0.3 million, or 11.8%, from interest income earned during fiscal 2006.  Although the average daily balance in our investment portfolio increased during fiscal 2007, the interest rates we received on these investments declined during fiscal 2007 consistent with interest rate changes in the marketplace.  Our interest income was earned by our EPP and Corporate operations.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $76,000 for fiscal 2007, compared with $0.5 million reported for fiscal 2006, representing provisions for state tax obligations incurred by our EPP operations.

Discontinued Operations

The following table summarizes our results of operations from Discontinued Operations for fiscal 2007 and 2006. Immediately following this table is a discussion of key variances in these results:

	Year ended September 30, 2007				Year ended September 30, 2006
(in thousands)	GBPO	PSSI	Other and Eliminations	Total	GBPO	PSSI	Other and Eliminations	Total
Revenues	$37,677	$31,372	$—	$69,049	$45,478	$32,337	$—	$77,815
Costs and expenses:
Direct costs	24,696	21,557	(386)	45,867	36,157	22,448	331	58,936
General and administrative	2,636	6,717	(49)	9,304	1,400	4,251	116	5,767
Selling and marketing	1,098	2,621	(18)	3,701	623	1,702	33	2,358
Depreciation and amortization	2	95	—	97	2	132	—	134
Write-down of goodwill and intangibles	2,671	120	—	2,791	—	—	—	—
Total costs and expenses	31,103	31,110	(453)	61,760	38,182	28,533	480	67,195
Income (loss) before income taxes	6,574	262	453	7,289	7,296	3,804	(480)	10,620
Income tax provision	—	—	—	—	—	—	456	456
Income (loss) before gain on discontinued operations	6,574	262	453	7,289	7,296	3,804	(936)	10,164
Gain on discontinued operations	—	—	8,077	8,077	—	—	—	—
Income (loss) from discontinued operations, net	$6,574	$262	$8,530	$15,366	$7,296	$3,804	$(936)	$10,164

Revenues (Discontinued Operations)

GBPO Revenues:  During fiscal 2007, revenues from discontinued GBPO operations decreased $7.8 million, or 17.2%, from fiscal 2006 results.  Our PPC operations reported a $7.6 million decrease in revenues for fiscal 2007 over the same periods in fiscal 2006.  The absence of revenues from three projects that completed during fiscal 2006 and mid-year fiscal 2007 contributed $4.7 million to the decline, while a shift to lower cost, state-mandated electronic payment alternatives at other processing centers contributed $2.9 million to the decline. Our HHS operations contributed $2.7 million to the decline, primarily attributable to the absence of revenues from the completion of one project during fiscal 2006.  Offsetting these decreases is an increase in revenues for our Call Center operations of $2.3 million which commenced during fiscal 2006, and an increase in FIDM revenues of $0.2 million.

PSSI Revenues:  During fiscal 2007, revenues from discontinued PSSI operations decreased $1.0 million, or 3.0%, from fiscal 2006 results.  Our SSI operations reported a $2.2 million decrease in revenues during fiscal 2007 primarily as a result of the completion and reduction of work for one state client.  The completion of projects within our FMS operations contributed $0.6 million to the decline.  The completion of a project within our E-Gov operations during fiscal 2006 contributed $0.4 million to the overall decline.  Partially offsetting the overall decrease is an increase in revenues of $1.5 million from our IV&V operations, primarily attributable to a project which commenced mid-year 2006.  Revenues from our UI operations increased $0.7 million during fiscal 2007 primarily due to the recognition of revenue on three projects which commenced mid-year fiscal 2006 and 2007 of $3.2 million, offset by the completion of one state project during fiscal 2007 of $2.5 million.

Direct Costs (Discontinued Operations)

GBPO Direct Costs:  During fiscal 2007, direct costs from discontinued GBPO operations decreased $11.5 million, or 31.7%, from fiscal 2006.  Our PPC operations reported a $9.1 million decrease in costs primarily attributable to the completion of two projects in fiscal 2006 and during fiscal 2007 which contributed $4.9 million to the decrease and a shift to lower cost, state-mandated electronic payment alternatives at two processing centers, which contributed $4.2 million to the decrease.  Our HHS operations reported a $2.3 million decrease during fiscal 2007 over the same period in fiscal 2006, primarily due to the completion of several projects in fiscal 2006 and during fiscal 2007.  The remaining variance is attributable to the completion of projects within our FIDM operations.

PSSI Direct Costs:  During fiscal 2007, direct costs from discontinued PSSI operations decreased $0.9 million, or 4.0%, from fiscal 2006 results.  Our SSI operations decreased $0.8 million and our FMS operations decreased $0.6 million during fiscal 2007 compared to the same period in fiscal 2006 as a result of the completion of several projects.  Our UI operations decreased $0.3 million overall due to the completion of one project which decreased costs by $1.8 million offset by additional costs from projects which commenced during fiscal 2006 and 2007 of $1.5 million.  Our E-Gov operations costs decreased $0.3 million in fiscal 2007 as a result of the completion of one project.  Offsetting these decreases is an increase in costs associated with an IV&V project which commenced during fiscal 2006 of $1.1 million.

Other Expenses (Discontinued Operations)

GBPO Other Expenses:  During fiscal 2007, general and administrative expenses for our GBPO discontinued operations increased $1.2 million primarily because of increased labor and labor-related expenses, including subcontractor expense for administrative support services of $1.3 million, offset by a decrease in bad debt expense of $0.1 million. Selling and marketing expenses increased $0.5 million over the same period last year, primarily due to the allocation of corporate sales and marketing expenses to the specific operations they support. During fiscal 2007 we recognized a $2.7 million impairment loss on our discontinued GBPO assets to write these down to fair value.

PSSI Other Expenses:  During fiscal 2007, general and administrative expenses for discontinued PSSI operations increased $2.5 million over the same period in fiscal 2006, primarily because of the recognition of $1.8 million of preliminary technical feasibility work on an internally developed software project and $0.7 million increase in the bad debt reserve for a specific account.  Selling and marketing expenses increased $0.9 million over the same period in fiscal 2006, primarily from the allocation of corporate selling and marketing expenses to the specific businesses they support of $1.3 million offset by $0.4 million decreases in travel and travel-related expenses and advertising expenses.

Income Tax Provision (Discontinued Operations)

We recorded tax provisions of $0.5 million in fiscal 2006 relating to our discontinued Australian operations.  Details about the disposal of the Australian operations can be found in the Gain on Discontinued Operations section below.

Gain on Discontinued Operations

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions.  Under our Third Amendment to Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At September 30, 2008, we had $1.8 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, insurance and a property lease.

During fiscal 2008, we began classifying our Auction Rate Securities as long-term investments in marketable securities.  Previously, we had classified these securities as current investments in marketable securities.  Although our securities are AAA-rated auction rate municipal bonds collateralized with student loans, we decided to reclassify the securities due to the lack of an active market for these securities.  Until an active market is restored, the issuer refinances the debt or our investment manager repurchases the securities subject to the conditions of a rights offering, we may not be able to liquidate these investments.

Beginning in March 2008, we began valuing these securities using a discounted cash flow model.  For periods prior to March 2008, these securities were valued at par because of our ability to liquidate the security at each reset interest rate—typically every 28 days.  Using the results of our discounted cash flow model, we reduced the par value of these investments $2.5 million to arrive at their estimated fair value.  The decline in fair value is attributable to liquidity concerns and not the underlying collateral securing the debt.  Changes in fair value may continue as interest rate changes and macro economic credit concerns continue to affect financial markets.

We recorded an unrealized loss in Other comprehensive (loss) income on our Consolidated Balance Sheets.  We consider impairment temporary and anticipate realizing par value on settlement of these securities because of continued government actions to restore liquidity and our acceptance into our investment manager's rights offering to repurchase at par value these securities in a settlement with the Securities and Exchange Commission and other state regulatory agencies.

Net Cash from Continuing Operations—Operating Activities.  During fiscal 2008, our operating activities from Continuing Operations used $3.4 million of cash.  This reflects a net loss of $12.0 million from Continuing Operations offset by $8.4 million of non-cash items.  During fiscal 2008, $0.5 million of cash was generated by a decrease in accounts receivable and unbilled receivables.  The receivables decrease is primarily from collections within our Pension and VSA wind-down operations as we complete projects.  A decrease in prepaid expenses and other current assets provided $0.3 million of cash and an increase in accounts payable and accrued liabilities provided $0.3 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from Continuing Operations for fiscal 2008 was $34.5 million, including $33.8 million of cash provided by sales and maturities of marketable securities, $1.3 million of cash from sales and maturities of restricted investments, offset by $7.3 million of cash used to purchase marketable securities. In addition, $8.7 million of cash was generated from sale of our Discontinued Operations, and $2.0 million of cash was used to purchase equipment and software.

Net Cash from Continuing Operations—Financing Activities.  Net cash provided by our financing activities from Continuing Operations for fiscal 2008 was $1.2 million, including $1.3 million of cash provided by the exercise of options to purchase our common stock, partially offset by the use of $0.1 million for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During fiscal 2008, our operating activities from Discontinued Operations provided $3.9 million of cash.  This reflects $15.4 million of net loss offset by $18.7 million of non-cash items, of which $17.8 million relates to the write down and impairment of goodwill and held-for-sale assets and a $0.9 million loss recognized on the sale of our Discontinued Operations.  In additiona, the net effect of changes in  discontinued assets and liabilities provided $0.6 million of cash.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investment activities from Discontinued Operations for fiscal 2008 was $5.1 million, primarily used to purchase equipment and software, and fund internal development of software.

Net Cash from Discontinued Operations—Financing Activities.  Net cash used in our financing activities from Discontinued Operations for fiscal 2008 was $4,000 for capital lease obligations.

In our Note 3—Investments we disclose that at September 30, 2008, our investment portfolio included $28.8 million of AAA-rated auction rate municipal bonds that were collateralized with student loans.  Beginning in February 2008, we began to experience unsuccessful auctions.  An unsuccessful auction occurs when there are insufficient buyers for the securities at the reset date. If there are no buyers in the market for a particular auction rate security, the security holder is unable to sell the security.  Therefore, the security becomes illiquid until such time that the market provides sufficient buyers for the security, the issuer refinances the obligation, or the obligation reaches final maturity.  The securities that we own became illiquid in connection with the disruption of the credit markets generally and concerns about mortgage-backed securities, particularly securities backed by sub-prime mortgages.  Through September 30, 2008, we liquidated as many of these securities as possible and invested the funds in money market accounts.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.  Until liquidity is restored, we may not be able to liquidate these investments in a timely manner or at par value.

We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities will be adequate to fund our operations for at least fiscal year 2009.  There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including:  potential acquisitions; capital expenditures supporting continued growth of our EPP business; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility; and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

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

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  We derive revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services.  We recognize revenues in accordance with accounting principles generally accepted in the United States, which, in some cases, require us to estimate costs and project status.  The primary methods that we use to recognize revenues are described below:

·	Transaction-based contracts—revenues are recognized based on fees charged on a per-transaction basis or fees charged as a percentage of dollars processed;

·	Fixed-price contracts—revenues are recognized either on a percentage-of-completion basis or when our customers accept the services we provide;

·	Time and materials contracts—revenues are recognized when we perform services and incur expenses;

·	Delivery-based contracts—revenues are recognized when we have delivered, and the customer has accepted, the product or service;

·
Software licenses—revenues are recognized for perpetual software licenses upon delivery when the fees are fixed and determinable, collection is probable and specific objective evidence exists to determine the value of any undeliverable elements of the arrangement.  Revenues for software licenses with a fixed term are recognized on a straight-line period over the term of the license; and

·	Software maintenance contracts—revenues are recognized on a straight-line basis over the contract term, which is typically one year.

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

Held-For-Sale Assets and Liabilities. Held-for-sale assets and liabilities are presented on our Consolidated Balance Sheet at the lower of their carrying value or fair value less costs to sell, once the criteria for held-for-sale status has been met.  In accordance with Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144, assets are not depreciated or amortized while they are classified as held-for-sale.  When an asset group is classified as held-for-sale and during subsequent interim periods, we also evaluate goodwill for impairment at the segment level whenever the businesses classified as held-for-sale have been fully integrated into the segment, and the acquired goodwill benefits the rest of the reporting unit.  Otherwise, the carrying value of the acquired goodwill is included in the carrying amount of the business to be disposed of in accordance with SFAS 142.

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

Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty.  SFAS 5—Accounting for Contingencies, which requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate a number of factors, including the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially impact our financial position and our results of operations.

Income Taxes. SFAS 109—Accounting for Income Taxes, or SFAS 109, establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 states we may recognize a tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on technical merits.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

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

RECENT ACCOUNTING STANDARDS

SFAS 157—Fair Value Measurements.  In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157.  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  We expect to adopt this standard beginning in October 2008.  We do not expect that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

In February 2008, FASB issued FASB Staff Position FAS 157-1—Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.  This FSP removes leasing transactions accounted for under Statement of Financial Accounting Standards No. 13—Accounting for Leases and its related guidance from SFAS 157.  In February 2008, FASB also issued FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157.  This FSP delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We do not expect that the adoption of these FSPs will have a material effect on our financial position or results of operations.

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

SFAS 160—Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, which requires companies to measure noncontrolling interests in subsidiaries at fair value and to classify them as a separate component of equity.  SFAS 160 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We will adopt SFAS 160 beginning October 1, 2009.  We do not believe that the adoption of SFAS 160 will have a material impact on financial position or results of operations.

SFAS 141(R)—Business Combinations.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 141(R)—Business Combinations, or SFAS 141(R), which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  SFAS 141(R) will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We will adopt SFAS 141(R) beginning October 1, 2009.  We are currently evaluating the impact SFAS 141(R) will have on our financial position and results of operations.

FSP FAS 142-3—Determination of the Useful Life of Intangible Assets.  In April 2008, FASB issued FASB Staff Position FAS 142-3—Determination of the Useful Life of Intangible Assets, or FSP 142-3.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142.  FSP 142-3 improves the consistency between the useful life or a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We will adopt FSP 142-3 beginning on October 1, 2009.  We are currently evaluating the impact FSP 142-3 will have on our financial position and results of operations.

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

Employment Agreements

As of September 30, 2008, we have employment and change of control agreements with five executives and 18 other key managers.  If certain termination or change of control events were to occur under the 23 contracts, as of September 30, 2008, we could be required to pay up to $10.0 million.  In October 2008, we entered into agreements with one executive and one key manager.  See Note 16—Subsequent Events for information regarding those agreements.

As of September 30, 2008, we had an employment agreement with an executive in which the change of control provision was met.  Under the agreement we could be obligated to pay the executive $0.5 million, which consists of two-year's base salary payable within 30 days of his termination date of September 30, 2008 plus COBRA premiums up to 18 months from his termination date.  We have entered into an Independent Contractor Agreement with this former executive to provide consulting services to assist us in the transition of services to the purchaser of the GBPO business.  Under the terms of the agreement we are required to pay the former executive $19,866 per month from October 1, 2008 to November 30, 2008.

As of September 30, 2008, we also had agreements with 18 key employees under which these individuals would be entitled to receive three to twelve months of their base salaries over a one-to-two year period, after completing defined employment service periods.  We expect to recognize a maximum expense of $0.4 million during fiscal year 2009 and $39,000 during fiscal year 2010 for these agreements.

As of September 30, 2008, we had change of control agreements with 11 key employees within our held-for-sale operations, which we entered into in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements we would be required to pay up to $0.9 million if a change of control occurred.

We believe it is important to have these contracts in place in order to retain key individuals and to ensure a continuity of operations, especially in fiscal 2009 when we expect to finalize the divestiture of certain business units and to restructure our corporate operations.

Contractual Obligations

We have contractual obligations to make future payments on lease agreements, none of which have remaining terms that extend beyond five years.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time.  The most significant purchase obligation is for contracts with our subcontractors.  The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2008.  All of our contractual obligations expire by 2011.

		Payments due by period
(in thousands)	Total	2009	2010-2011
Capital lease obligations (equipment) (1)	$55	$27	$28

Operating lease obligations:
Facilities leases	2,896	1,807	1,089
Equipment leases	26	20	6

Purchase obligations:
Subcontractor	2,257	2,244	13
Purchase order	390	390	—
Total contractual obligations	$5,624	$4,488	$1,136
(1) Includes interest payments of $5,700.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at September 30, 2008 the fair value of the portfolio would decline by about $8,000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston, Virginia

We have audited the accompanying consolidated balance sheets of Tier Technologies, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended September 30, 2008.  Our audits also included the financial statement schedule of Tier Technologies, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 9, 2008, expressed an unqualified opinion on the effectiveness of Tier Technologies, Inc. and subsidiaries internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Vienna, VA
December 9, 2008

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)	September 30, 2008	September 30, 2007

ASSETS:
Current assets:
Cash and cash equivalents	$47,735	$16,516
Investments in marketable securities	2,415	57,815
Accounts receivable, net	4,209	4,909
Unbilled receivables	532	545
Prepaid expenses and other current assets	1,331	2,169
Assets of discontinued operations	—	672
Current assets—held-for-sale	11,704	36,196
Total current assets	67,926	118,822

Property, equipment and software, net	4,479	3,743
Goodwill	14,526	14,526
Other intangible assets, net	13,455	17,640
Investments in marketable securities	28,821	—
Restricted investments	7,861	11,526
Other assets	283	167
Total assets	$137,351	$166,424

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$918	$877
Accrued compensation liabilities	4,289	4,653
Accrued subcontractor expenses	348	504
Accrued discount fees	5,243	4,529
Other accrued liabilities	4,319	4,213
Deferred income	1,790	2,649
Liabilities of discontinued operations	—	421
Current liabilities—held-for-sale	9,061	10,864
Total current liabilities	25,968	28,710

Other liabilities	136	200
Total liabilities	26,104	28,910

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,619 and 20,425; shares outstanding: 19,735 and 19,541	190,099	186,417
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Accumulated other comprehensive loss	(2,504)	—
Accumulated deficit	(67,664)	(40,219)
Total shareholders’ equity	111,247	137,514
Total liabilities and shareholders’ equity	$137,351	$166,424
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2008	2007	2006

Revenues	$122,571	$108,306	$90,916

Costs and expenses:
Direct costs	95,234	82,668	68,447
General and administrative	28,020	26,372	32,310
Selling and marketing	8,677	7,950	8,076
Depreciation and amortization	5,328	4,573	5,123
Write-down of goodwill and intangible assets	—	9,161	—
Total costs and expenses	137,259	130,724	113,956

Loss from continuing operations before other income and income taxes	(14,688)	(22,418)	(23,040)

Other income:
Income from investments:
Equity in net income of unconsolidated affiliate	—	475	445
Realized foreign currency gain	—	239	—
Gain on sale of unconsolidated affiliate	—	80	—

Interest income, net	2,731	3,300	2,951
Other income	—	—	74
Total other income	2,731	4,094	3,470

Loss from continuing operations before income taxes	(11,957)	(18,324)	(19,570)
Income tax provision	87	76	45

Loss from continuing operations	(12,044)	(18,400)	(19,615)
(Loss) income from discontinued operations, net	(15,401)	15,366	10,164

Net loss	$(27,445)	$(3,034)	$(9,451)

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.61)	$(0.94)	$(1.00)
From discontinued operations	$(0.79)	$0.78	$0.52
(Loss) earnings per share—Basic and diluted	$(1.40)	$(0.16)	$(0.48)

Weighted average common shares used in computing:
Basic and diluted (loss) earning per share	19,616	19,512	19,495
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in-	Treasury Stock		Notes receivable from related	Accumulated other comprehensive	Accumulated	Total shareholders'
(in thousands)	Shares	Amount	capital	Shares	Amount	parties	(loss) income	deficit	equity
Balance at September 30, 2005	20,374	$204	$181,862	(884)	$(8,684)	$(3,998)	$(111)	$(27,734)	$141,539
Net loss	—	—	—	—	—	—	—	(9,451)	(9,451)
Exercise of stock options	9	—	69	—	—	—	—	—	69
Interest receivable from related parties	—	—	277	—	—	(277)	—	—	—
Share-based payment	—	—	1,975	—	—	—	—	—	1,975
Unrealized gain on investments	—	—	—	—	—	—	53	—	53
Foreign currency translation adjustment	—	—	—	—	—	—	25	—	25
Balance at September 30, 2006	20,383	204	184,183	(884)	(8,684)	(4,275)	(33)	(37,185)	134,210
Net loss	—	—	—	—	—	—	—	(3,034)	(3,034)
Exercise of stock options	42	—	213	—	—	—	—	—	213
Payment on notes and interest receivable from related parties	—	—	126	—	—	4,275	—	—	4,401
Share-based payment	—	—	1,691	—	—	—	—	—	1,691
Unrealized gain on investments	—	—	—	—	—	—	2	—	2
Impact of realized foreign currency gains	—	—	—	—	—	—	(239)	—	(239)
Foreign currency translation adjustment	—	—	—	—	—	—	270	—	270
Balance at September 30, 2007	20,425	204	186,213	(884)	(8,684)	—	—	(40,219)	137,514
Net loss	—	—	—	—	—	—	—	(27,445)	(27,445)
Exercise of stock options	194	2	1,281	—	—	—	—	—	1,283
Share-based payment	—	—	2,399	—	—	—	—	—	2,399
Unrealized loss on investments	—	—	—	—	—	—	(2,504)	—	(2,504)
Balance at September 30, 2008	20,619	$206	$189,893	(884)	$(8,684)	$—	$(2,504)	$(67,664)	$111,247
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended September 30,
(in thousands)	2008	2007	2006
Net loss	$(27,445)	$(3,034)	$(9,451)
Other comprehensive (loss) income, net of taxes:
Investments in marketable securities:
Unrealized (loss) gain	(2,504)	2	53

Foreign currency translation:
Foreign currency translation adjustment	—	270	25
Less impact of realized gains (transferred from accumulated other comprehensive income and included in net loss)	—	(239)	—
Other comprehensive (loss) income	(2,504)	33	78
Comprehensive loss	$(29,949)	$(3,001)	$(9,373)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,445)	$(3,034)	$(9,451)
Less: (Loss) income from discontinued operations, net	(15,401)	15,366	10,164
Loss from continuing operations, net	(12,044)	(18,400)	(19,615)
Non-cash items included in net income from continuing operations:
Depreciation and amortization	5,497	4,744	5,479
Provision for doubtful accounts	239	(42)	809
Accrued forward loss on contracts	(12)	25	(270)
Equity in net income of unconsolidated affiliate	—	(475)	(445)
Gain on sale of unconsolidated affiliate	—	(80)	—
Foreign currency translation gain realized on sale of unconsolidated affiliate	—	(239)	—
Settlement of pension contract	—	1,254	—
Share-based compensation	2,224	1,514	1,768
Write-down of obsolete inventory	442	—	—
Write-down of goodwill and intangible assets	—	9,192	—
Other	23	8	76
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	473	(1,413)	1,193
Prepaid expenses and other assets	261	3,050	(228)
Accounts payable and accrued liabilities	311	(142)	949
Income taxes receivable	19	3	(336)
Deferred income	(859)	129	(70)
Cash used in operating activities from continuing operations	(3,426)	(872)	(10,690)
Cash provided by operating activities from discontinued operations	3,955	14,645	15,450
Cash provided by operating activities	529	13,773	4,760
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,325)	(21,012)	(45,950)
Sales and maturities of marketable securities	33,815	3,550	44,278
Purchases of restricted investments	—	(22,611)	(14,255)
Sales and maturities of restricted investments	1,250	20,098	6,571
Purchase of equipment and software	(1,951)	(931)	(1,310)
Repayment of notes and accrued interest from related parties	—	4,401	—
Proceeds from sale of discontinued operations and equity investment	8,735	4,784	—
Other investing activities	—	(164)	—
Cash provided by (used in) investing activities for continuing operations	34,524	(11,885)	(10,666)
Cash used in investing activities for discontinued operations	(5,057)	(4,010)	(3,461)
Cash provided by (used in) investing activities	29,467	(15,895)	(14,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,283	213	69
Capital lease obligations and other financing arrangements	(56)	(26)	(38)
Cash provided by financing activities from continuing operations	1,227	187	31
Cash used in financing activities for discontinued operations	(4)	(6)	(45)
Cash provided by (used in) financing activities	1,223	181	(14)
Effect of exchange rate changes on cash	—	(11)	17
Net increase (decrease) in cash and cash equivalents	31,219	(1,952)	(9,364)
Cash and cash equivalents at beginning of period	16,516	18,468	27,832
Cash and cash equivalents at end of period	$47,735	$16,516	$18,468

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended September 30,
(in thousands)	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11	$13	$13
Income taxes paid, net	$24	$128	$248
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on shareholder notes	$—	$126	$277
Equipment acquired under capital lease obligations and other financing arrangements	$28	$26	$78
Investments released from restriction	$2,415	$3,414	$—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier or the Company, provides federal, state and local government and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integrations services.  Our core business is Electronic Payment Processing, or EPP.  EPP services are provided by our wholly owned subsidiaries: Official Payments Corporation, or OPC, and EPOS Corporation, or EPOS.  We operate in the following biller direct markets:

·	Federal, state and local governments;

·	Property tax;

·	Education;

·	Insurance;

·	Utilities;

·	Court fees and fines; and

·	Property management.

We also operate in several other business areas which we are winding down or which are currently reported as held-for-sale as we are seeking buyers for these areas.  These operations include:

·
Wind-down Operations—represents portions of our former GBPO and PSSI operations that we expect to wind-down over a four-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we are divesting.  These operations include:

o	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

o	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

·	Held-for-sale Operations—represents portions of our former PSSI operations for which we are seeking buyers, including the following:

o	Financial Management Systems—develops, implements and supports financial management and purchasing systems for state and local governments; and

o	Unemployment Insurance Systems—provides software application, development and integration services to state governments that are reforming unemployment insurance systems;

All historical financial information presented in our Consolidated Financial Statements and Notes to Our Consolidated Financial Statements has been reclassified to conform to the current year’s presentation.  For additional information about our EPP and Wind-down Operations, see Note 11—Segment Information.  For additional information about the businesses that we have classified as held-for-sale, see Note 14—Discontinued Operations.

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

Discontinued Operations

Typically, our payment processing and call center operations earn revenues based upon a specific fee per transaction or percentage of the dollar amount processed.  We recognize these revenues in the month that the service is provided.  As of September 30, 2008 our payment processing and call center operations were completely divested.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.  In addition, our OPC subsidiary records a sales return allowance, calculated monthly at 0.35% of gross revenues on the applicable contracts, to establish an allowance for the reversal of convenience fees.  Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal.  Additions to the provision for bad debts are included in General and administrative on our Consolidated Statements of Operations, while the provision for sales return allowance is included as a reduction against Revenues.  The balance of our allowance for doubtful accounts for Continuing Operations was $0.3 million at September 30, 2008 and $1.2 million at September 30, 2007.

Fair Value of Financial Instruments.  The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Investments in Marketable Securities.  Investments in marketable securities are composed of available-for-sale securities. Restricted investments pledged in connection with performance bonds and real estate operating leases are reported as Restricted investments on the Consolidated Balance Sheets.  Unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents are classified on the Consolidated Balance Sheets as Investments in marketable securities.  Our investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices, or financial models if quoted market prices are unavailable.  Increases and decreases in fair value are recorded as unrealized gains and losses in Other comprehensive income.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statement of Operations as a Gain/(loss) on sale of investment.  Interest earned is included in Interest income, net.

Our securities are municipal bonds collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a "Dutch Auction."  Beginning in February 2008 we began to experience unsuccessful auctions resulting from the uncertainty and turmoil of the credit markets, particularly with the concerns about mortgage-backed securities.  Due to the lack of liquidity in the current market, during fiscal 2008 we began classifying our investments in marketable securities as long-term.  We will continue to classify our securities as long-term until market conditions improve and liquidity returns.  Prior to fiscal 2007, we classified them as current investments in marketable securities.

Advertising Expense.  We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place.  We incurred $0.5 million during fiscal year 2008, $0.7 million during fiscal 2007 and $0.4 million during fiscal 2006, of net advertising expenses from Continuing Operations.

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

We expense the cost of software that we expect to sell, lease or market as research and development costs, prior to the time that technical feasibility is established.  Once technical feasibility is established, we capitalize software development costs until the date that the software is available for sale.  Similarly, we expense the costs incurred for software that we expect to use internally until the preliminary project stage has been completed.  Subsequently, we capitalize direct service and material costs, as well as direct payroll and payroll-related costs and interest costs incurred during development.  We amortize capitalized software costs at the greater of (a) the ratio of current revenues to total projected revenues or (b) the straight-line method over the estimated remaining economic life of the software.  During the fourth quarter ended September 30, 2008 we recorded a net impairment of $1.7 million.

Goodwill.  Goodwill is typically tested for impairment on an annual basis at the end of each fiscal year and between annual tests if indicators of potential impairment exist, using a fair-value based approach.  Subsequent to the decision during fiscal 2007 to divest certain portions of our operations, we have tested our goodwill for impairment on a quarterly basis.  Impairment for the operations classified as held-for-sale is recorded in Discontinued Operations and impairment for all other operations, including Wind-down Operations is recorded in Continuing Operations.  During fiscal 2008 we recorded goodwill impairment and sale-related write downs of $8.8 million for Discontinued Operations.  During fiscal 2007 we recorded goodwill impairment of $8.5 million for Continuing Operations and $2.5 million for Discontinued Operations.

Intangible Assets.  We amortize intangible assets with finite lives using the straight-line method over their estimated benefit period, ranging from five to ten years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  No impairment existed during fiscal 2008.  In April 2007, we classified our Voice and Systems Automation, or VSA, operations as held-for-sale.  At that time we suspended all depreciation and amortization of long-term VSA assets in accordance with Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144.  When we reclassified the VSA assets back to held and used in September 2007, we determined that the carrying value at March 31, 2007, adjusted for depreciation that would have been recognized through September 2007, was less than fair value at September 30, 2007.  To recognize this impairment, we reduced the fair value of our intangible assets by $0.7 million during fiscal 2007.

Held-For-Sale Assets and Liabilities. Held-for-sale assets and liabilities are presented on our Consolidated Balance Sheet at the lower of their carrying value or fair value less costs to sell, once the criteria for held-for-sale status has been met.  In accordance with SFAS 144, assets are not depreciated or amortized while they are classified as held-for-sale. At the time the asset group is classified as held-for-sale and during each subsequent reporting period, we also evaluate goodwill for impairment at the segment level, whenever the businesses classified as held-for-sale have been fully integrated into the segment and the acquired goodwill benefits the rest of the reporting unit.  In the event that the asset group being disposed of represents a business that is part of a segment, we allocate goodwill to be included in the carrying amount of the business based on the relative fair values of the business to be disposed of in relation to the remaining businesses in the segment, in accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangibles.

(Loss) Earnings Per Share.  Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Share-Based Payment.  We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R)—Share-Based Payment, or SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the award (typically three to five years) using the ratable method.

Income Taxes.  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid or the differences are reversed.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On October 1, 2007, we adopted FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48.  This interpretation provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  For more information on our adoption of FIN 48 see Note 7—Income Taxes.  The cumulative effect of adopting FIN 48 was immaterial.

Comprehensive (Loss) Income.  Our comprehensive (loss) income is composed of net (loss) income, foreign currency translation adjustments and unrealized gains (losses) on marketable investment securities, net of related taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157—Fair Value Measurements.  In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157.  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  We expect to adopt this standard beginning in October 2008.  We do not expect that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

In February 2008, FASB issued FASB Staff Position FAS 157-1—Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.  This FSP removes leasing transactions accounted for under Statement of Financial Accounting Standards No. 13—Accounting for Leases and its related guidance from SFAS 157.  In February 2008, FASB also issued FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157.  This FSP delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We do not expect that the adoption of these FSPs will have a material effect on our financial position or results of operations.

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

SFAS 160—Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, which requires companies to measure noncontrolling interests in subsidiaries at fair value and to classify them as a separate component of equity.  SFAS 160 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We will adopt SFAS 160 beginning October 1, 2009.  We do not believe that the adoption of SFAS 160 will have a material effect on our financial position or results of operations.

SFAS 141(R)—Business Combinations.  In December 2007, FASB issued Statement of Financial Accounting Standard No. 141(R)—Business Combinations, or SFAS 141(R), which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  SFAS 141(R) will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We will adopt SFAS 141(R) beginning October 1, 2009.  We are currently evaluating the effect the adoption of SFAS 141(R) will have on our financial position and results of operations.

FSP FAS 142-3—Determination of the Useful Life of Intangible Assets.  In April 2008, FASB issued FASB Staff Position FAS 142-3—Determination of the Useful Life of Intangible Assets, or FSP 142-3.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142.  FSP 142-3 improves the consistency between the useful life or a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We will adopt FSP 142-3 beginning on October 1, 2009.  We are currently evaluating the impact FSP 142-3 will have on our financial position and results of operations.

NOTE 3—INVESTMENTS

Debt and Equity Securities

Investments are composed of available-for-sale debt and equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  Restricted investments totaling $1.9 million at September 30, 2008 and $5.5 million at September 30, 2007 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in March 2010.  At both September 30, 2008 and 2007, we used a $6.0 million money market investment as a compensating balance for a bank account used for certain operations.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

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

At September 30, 2008 and September 30, 2007, our investment portfolio included $28.8 million and $54.4 million, respectively, of municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  Our investments are rated AAA, are current on all obligations, and we continued to earn interest on our auction rate security investments at the maximum contractual rate.  However, the uncertainty of the credit markets has resulted in negative impacts to liquidity and fair value of these investments.  Through September 30, 2008, we liquidated as many of these securities as possible and invested the funds in money market accounts.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value of the remaining investments no longer approximated par value.  During the fiscal year ended September 30, 2008, we recorded an unrealized loss of $2.5 million, which is included in Accumulated other comprehensive loss on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.  We determined fair market value of our investments using a discounted cash flow approach.  During fiscal 2008 we reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheets as a result of the lack of liquidity due to current market conditions.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid (all of our securities have maturities in excess of ten years) or a buyer outside the auction process emerges.  We do not believe the unsuccessful auctions experienced to date are the result of the deterioration of the underlying credit quality of these securities, since our securities are municipal bonds collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  We have recorded the impairment as temporary as we have the intent and ability to hold these investments until one of the previously mentioned scenarios occurs.  We believe that our cash and cash equivalents balances of $47.7 million at September 30, 2008 are sufficient and we do not anticipate the lack of liquidity in the credit and capital markets will have a material impact on our cash flows or the ability to conduct our business.

If the current market conditions continue or the anticipated recovery in market values does not occur, we may be required to record other-than-temporary impairment charges in the future.  Our investment manager agreed to an Auction Rate Security buyback program in August 2008, in which the target date for corporations is set for June 2010.  Our investment manager has also decided to participate in the US Treasury's Temporary Guarantee Program.  Even with these assurances, we intend to convert our investments in auction rate securities to money market funds as liquidity returns and conditions permit.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, all other investments are categorized as available-for-sale under SFAS 115.  As such, our securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.

If we determine that impairment is other-than-temporary, we reduce the recorded book value of the investment by the amount of the impairment and recognize a realized loss on the investment.  At September 30, 2008 and September 30, 2007, we did not believe any of our investments were other-than-temporarily impaired.

The following table shows the balance sheet classification, amortized cost and estimated fair values of investments included in cash equivalents, investments in marketable securities and restricted investments:

	September 30, 2008			September 30, 2007
(in thousands)	Amortized cost	Unrealized loss	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$30,308	$—	$30,308	$7,798	$—	$7,798
Total investments included in cash and cash equivalents	30,308	—	30,308	7,798	—	7,798
Investments in marketable securities:
Debt securities (State and local bonds)	—	—	—	54,400	—	54,400
Certificates of deposit	2,415	—	2,415	3,415	—	3,415
Total marketable securities	2,415	—	2,415	57,815	—	57,815
Long-term investments:
Debt securities (State and local bonds)	31,325	(2,504)	28,821	—	—	—
Total long-term investments	31,325	(2,504)	28,821	—	—	—
Restricted investments:
Money market	6,000	—	6,000	6,000	—	6,000
Certificates of deposit	1,861	—	1,861	5,526	—	5,526
Total restricted investments	7,861	—	7,861	11,526	—	11,526
Total investments	$71,909	$(2,504)	$69,405	$77,139	$—	$77,139

As of September 30, 2008, all of the debt securities that were included in marketable securities had remaining maturities in excess of ten years.  While all of these debt securities have long-term maturities, all of our debt securities are auction rate securities with interest that typically resets every 28 days.

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

NOTE 4—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, whose revenues exceeds 10% of revenues from Continuing Operations.

The following table shows the revenues for our contract with the IRS:

	Year ended September 30,
(in thousands)	2008	2007	2006
Revenue	$32,572	$28,138	$24,997
Percentage of Continuing Operations revenue	26.6%	26.0%	27.5%

Our current contract extension with the IRS expires November 30, 2009.  In October 2008, the IRS issued a Request for Proposal for a contract period commencing in 2010.

Accounts receivable, net.  As of September 30, 2008 and 2007, we reported $4.2 million and $4.9 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 32.7% and 63.2% of the balances reported at September 30, 2008 and 2007, respectively, represent accounts receivable, net that are attributable to operations that we intend to wind down during the course of the next four years (See Note 11—Segment Information, for additional information about our Wind-down operations).  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPP customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of September 30, 2008 and 2007, Accounts receivable, net included an allowance for uncollectible accounts of $0.3 million and $1.2 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  At September 30, 2008 and 2007, Accounts receivable, net included $0.4 million and $0.8 million, respectively, of retainers that we expected to receive in one year.

Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work.  At September 30, 2008, total unbilled receivables, which are expected to become billable in one year, were $0.5 million, all of which is attributable to one customer.  At September 30, 2007, total unbilled receivables, all of which are expected to become billable in one year, were $0.5 million, of which one customer accounted for 56.2% of the total and another customer accounted for the remaining 43.8% of the total.

All of the retainers and unbilled receivable balances discussed above are associated with businesses that we intend to wind down over the next four years (See Note 11—Segment Information).

NOTE 5—PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2008	2007
Software	$1,728	$749
Computer equipment	6,650	5,324
Furniture and equipment	2,279	3,055
Land and building	2,651	2,452
Leasehold improvements	411	508
Total property, equipment and software, gross	13,719	12,088
Less: Accumulated depreciation and amortization	(9,240)	(8,345)
Total property, equipment and software, net	$4,479	$3,743

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

	Year ended September 30,
(in thousands)	2008	2007	2006
Depreciation and amortization expenses for property, equipment and software:
Included in Direct costs:
Software	$12	$12	$4
Equipment	78	77	183
Total included in Direct costs	90	89	187
Included in Depreciation and amortization:
Software	180	171	95
Equipment	964	828	695
Total included in Depreciation and amortization	1,144	999	790
Total depreciation and amortization expense for property, equipment and software	$1,234	$1,088	$977

In addition to the depreciation and amortization reflected in the above table, the line titled Income from discontinued operations, net on our Consolidated Statements of Operations included depreciation and amortization expenses of $79,000 for fiscal 2008, $1.9 million for fiscal 2007 and $3.6 million for fiscal 2006.  These amounts represent depreciation and amortization expense that was recorded until these assets were classified as held for sale.  Property, equipment, software and capitalized leases used by our operations that are held-for-sale are reported as Current assets—held-for-sale on our Consolidated Balance Sheets.  See Note 14—Discontinued Operations for additional information.

The cost of assets acquired under capital leases for our Continuing Operations was approximately $0.3 million at September 30, 2008 and September 30, 2007. The related accumulated depreciation and amortization was $0.2 million at September 30, 2008 and September 30, 2007.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill during fiscal years 2008 and 2007 for our Continuing and Discontinued Operations.  The goodwill for our Continuing Operations is reported on the line titled Goodwill on our Consolidated Balance Sheets, while the goodwill for our Discontinued Operations is included in the line titled Current assets—held-for-sale.

	Continuing Operations			Discontinued Operations
(in thousands)	EPP	Wind-down	Total	GBPO	PSSI	Total	Total
Balance at September 30, 2006	$14,526	$8,454	$22,980	$5,680	$8,907	$14,587	$37,567
Fiscal year 2007 goodwill impairment	—	(8,454)	(8,454)	(2,461)	—	(2,461)	(10,915)

Balance at September 30, 2007	14,526	—	14,526	3,219	8,907	12,126	26,652
Fiscal year 2008 goodwill impairment	—	—	—	(141)	(8,470)	(8,611)	(8,611)
Goodwill write-off (divestitures)	—	—	—	(3,078)	(437)	(3,515)	(3,515)

Balance at September 30, 2008	$14,526	$—	$14,526	$—	$—	$—	$14,526

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS 142.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  Consequently, we tested goodwill for impairment on a quarterly basis for those portions of our former GBPO and PSSI businesses classified as held-for-sale subsequent to the April 1, 2007 decision to divest those businesses.

In the quarter ended September 30, 2008, we reviewed for impairment the goodwill assets classified as held-for-sale, as well as goodwill for our assets classified as held and used.  As a result of the quarterly and September reviews, we identified the need to reduce goodwill for our Discontinued Operations by $8.8 million.  We recorded an additional $3.3 million reduction of goodwill associated with the divestiture of certain business units.  At September 30, 2007 our review resulted in a need to reduce goodwill by $8.5 million for our Wind-down operations and $2.5 million for our Discontinued Operations.

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

		September 30, 2008			September 30, 2007
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8 -10 years	$28,408	$(16,829)	$11,579	$28,749	$(13,840)	$14,909
Impairment write-down		—	—	—	(341)	—	(341)
		28,408	(16,829)	11,579	28,408	(13,840)	14,568

Technology and research and development	5 years	3,966	(3,317)	649	4,289	(2,444)	1,845
Impairment write-down		—	—	—	(323)	—	(323)
		3,966	(3,317)	649	3,966	(2,444)	1,522

Trademarks	6 -10 years	3,200	(1,973)	1,227	3,214	(1,664)	1,550
Other intangible assets, net		$35,574	$(22,119)	$13,455	$35,588	$(17,948)	$17,640

Amortization expense for other intangible assets was $4.2 million for fiscal year 2008, $3.6 million for fiscal year 2007 and $4.3 million for fiscal year 2006, all of which is related to Continuing Operations.  As of September 30, 2008, we expect to recognize the following amortization expense on other intangible assets over the next five years:

(in thousands)	Future expense
Years ending September 30,
2009	$4,484
2010	3,855
2011	2,774
2012	2,314
2013	14
Thereafter	14
Total future amortization expense	$13,455

NOTE 7—INCOME TAXES

The components of deferred tax liabilities and assets are as follows:

	September 30,
(in thousands)	2008	2007
Deferred tax liabilities:
Internally developed software	$2,104	$2,088
Intangibles	—	1,688
Other deferred tax liabilities	322	581
Investment in subsidiary	287	106
Total deferred tax liabilities	2,713	4,463

Deferred tax assets:
Accrued expenses	2,587	2,842
Depreciation	151	416
Accounts receivable allowance	240	719
Intangibles	1,941	—
Other deferred tax assets	1,263	847
Net operating loss carryforward	33,229	27,948
Foreign tax credit carryforward	—	566
Valuation allowance	(36,698)	(28,875)
Total deferred tax assets	2,713	4,463

Net deferred tax assets (liabilities)	$—	$—

At September 30, 2008, we had $89.5 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018.  At September 30, 2008, we had $65.1 million of state net operating loss carryforwards, the bulk of which begin to expire after fiscal 2010.  Of these amounts, $48.6 million of federal net operating loss carryforwards and $29.6 million of state net operating loss carryforwards were acquired in the acquisition of OPC during fiscal 2002.  Our ability to utilize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of net operating loss carryforwards following ownership changes.

At September 30, 2008, we maintained a full valuation allowance against the net deferred tax assets due to the uncertainty regarding their utilization.  As of September 30, 2008, a total of $23.4 million of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would first reduce goodwill and any remaining valuation allowance related to deferred tax assets would increase equity.

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

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our 2007 Consolidated Statement of Operations as (Loss)/income from discontinued operations.

Significant components of the provision for income taxes are as follows:

	Continuing Operations			Discontinued Operations
	Year ended September 30,			Year ended September 30,
(in thousands)	2008	2007	2006	2008	2007	2006
Current income tax provision:
Federal	$—	$—	$—	$—	$(7,599)	$456
State	87	76	45	—	—	—
Total provision for income taxes	$87	$76	$45	$—	$(7,599)	$456

There were no deferred income tax provisions or benefits during the years ended September 30, 2008, 2007 or 2006.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2008	2007	2006
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.1%	3.9%	3.5%
Tax exempt interest income	0.1%	0.2%	0.3%
Meals and entertainment	(0.6)%	(0.9)%	(1.5)%
Goodwill and intangible asset impairment	—	(27.7)%	—
Valuation allowance	(34.1)%	(7.0)%	(32.1)%
Stock-based compensation	(3.6)%	(3.2)%	(4.2)%
Other	(0.6)%	—	(5.6)%
Effective tax rate	(0.7)%	(0.7)%	(5.6)%

FIN 48

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

The adoption of FIN 48 had no material impact on our Consolidated Balance Sheets or our Consolidated Statements of Operations.  After examining the current and past tax positions taken, we concluded that it is more-likely-than-not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  No interest or penalties have been accrued associated with any tax positions taken.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  However, as of September 30, 2008, we had no accrued interest or penalties related to uncertain tax positions.  Our audit with the IRS for tax year ended September 30, 2005, which was conducted during fiscal 2008, concluded during the fourth quarter of fiscal 2008 and no interest or penalties were imposed.  We file tax returns in various states in which the statute of limitations may go back to tax year ended September 30, 2004.

As of September 30, 2008, we had approximately $42,000 of unrecognized tax benefits.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest totaled $8,000 in fiscal 2008. The following table summarizes our unrecognized tax benefits:

(in thousands)
Balance at September 30, 2007	$—
Increases for tax positions related to prior years	42
Balance at September 30, 2008	$42

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At September 30, 2008, none of these matters were expected to have a material impact on our financial position, results of operations or cash flows.  At September 30, 2008 and 2007, we had legal accruals of $0.8 million and $1.1 million based upon estimates of key legal matters.

In November 2003, we were granted conditional amnesty in relation to a Department of Justice Antitrust Division investigation involving the child support payment processing industry.  We fully cooperated with this investigation. In January 2008, we were advised by the DOJ that they will no longer pursue this investigation.

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

BANK LINES OF CREDIT

At September 30, 2008, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2009, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of September 30, 2008, $1.9 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At September 30, 2008, our investment portfolio included $28.8 million of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities.  In mid-February 2008, we began to experience unsuccessful auctions.  An unsuccessful auction happens when there are insufficient buyers for the securities at the reset date.  If there are no buyers in the market for a particular auction rate security, the security holder is unable to sell the security.  Therefore, the security becomes illiquid until such time that the market provides sufficient buyers for the security, the issuer refinances the obligation, or the obligation reaches final maturity.  This was caused by concerns in the sub-prime mortgage market and overall credit market issues.  Because of the unsuccessful auctions and lack of liquidity, the fair value of our auction rate securities declined.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.  Until liquidity is restored, we may not be able to liquidate these investments in a timely manner or at par value.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2011.  Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

(in thousands)	Operating leases	Capital leases(1) (2)	Total
Year ending September 30,
2009	$1,827	$27	$1,854
2010	1,094	24	1,118
2011	1	4	5
Total minimum lease payments	$2,922	$55	$2,977
(1)On our Consolidated Balance Sheets, the amount due in fiscal year 2009 is included in Total current liabilities, while the liability for capital lease payments due in fiscal years 2010 through 2011 is included in Other liabilities.
(2)Total amount includes interest payments of $5,700.

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor.  We recorded rent expense of $1.9 million during fiscal 2008, $2.8 million during fiscal 2007 and $2.8 million during fiscal 2006.

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

PERFORMANCE AND GUARANTEE PAYMENT BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At September 30, 2008, we had $18.2 million of bonds posted with clients.  There were no claims pending against any of these bonds.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At September 30, 2008, we had $1.9 million of bonds posted with nine states.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of September 30, 2008, we have employment and change of control agreements with five executives and 18 other key managers.  If certain termination or change of control events were to occur under the 23 contracts, as of September 30, 2008, we could be required to pay up to $10.0 million.  In October 2008, we entered into agreements with one executive and one key manager.  See Note 16—Subsequent Events for information regarding those agreements.

As of September 30, 2008, we had an employment agreement with an executive in which the change of control provision was met.  Under the agreement we could be obligated to pay the executive $0.5 million, which consists of two-year's base salary payable within 30 days of his termination date of September 30, 2008 plus COBRA premiums up to 18 months from his termination date.  We have entered into an Independent Contractor Agreement with this former executive to provide consulting services to assist us in the transition of services to the purchaser of the GBPO business.  Under the terms of the agreement we are required to pay the former executive $19,866 per month from October 1, 2008 to November 30, 2008.

On September 24, 2008, another of our executives terminated his employment with us.  Under the terms of his employment agreement, we could be obligated to pay this former executive up to $0.3 million, which is one year base salary plus COBRA premiums up to 12 months.

As of September 30, 2008, we also had agreements with 18 key employees under which these individuals would be entitled to receive three to twelve months of their base salaries over a one-to-two year period, after completing defined employment service periods.  We expect to recognize a maximum expense of $0.4 million during fiscal year 2009 and $39,000 during fiscal year 2010 for these agreements.

As of September 30, 2008, we had change of control agreements with 11 key employees within our held-for-sale operations, which we entered into in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements we would be required to pay up to $0.9 million if a change of control occurred.

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

NOTE 9—RELATED PARTY TRANSACTIONS

ITC Deltacom, Inc.

During the fiscal year ended September 30, 2008, 2007 and 2006, we purchased $0.6 million, $0.3 million and $0.2 million, respectively, of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

Nuance Communications, Inc.

During the fiscal year ended September 30, 2007 and 2006, we purchased $0.1 million and $0.5 million, respectively, of software licenses, maintenance and related services from Nuance Communications, Inc., a company affiliated with a member of our Board of Directors.

NOTE 10—RESTRUCTURING

As part of our strategic initiative, during fiscal 2008 we incurred restructuring liabilities of $0.9 million for severance and facility closing costs.  Severance costs relate to combining certain operational functions within our EPP operations and the wind down of our VSA operations.  Facility closing costs relate to our decision to close our New Mexico shared-service facility.

The following table summarizes restructuring charges we incurred relating to our Continuing Operations during fiscal years 2008, 2007 and 2006.  The restructuring charges are included in General and administrative on our Consolidated Statement of Operations.

	Year ended September 30,
(in thousands)	2008	2007	2006
Office closure costs (net of sublease income)	$6	$—	$32
Severance costs	845	—	3
Total restructuring charges	$851	$—	$35

The following table summarizes restructuring liabilities associated with Continuing Operations for fiscal years 2008 and 2007:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2006	$—	$401	$401
Additions	—	—	—
Cash payments	—	(221)	(221)

Balance at September 30, 2007	—	180	180
Additions	845	6	851
Cash payments	(249)	(186)	(435)

Balance at September 30, 2008	$596	$—	$596

At September 30, 2008, we had $0.6 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheet.  At September 30, 2007, we had $0.2 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities.  We expect to pay the remaining $0.6 million liability during fiscal year 2009.

NOTE 11—SEGMENT INFORMATION

Our business consists of two reportable segments: Continuing Operations and Discontinued Operations.  Within our Continuing Operations segment, we allocate resources to and assess the performance of our operations in three major areas: our EPP Operations, certain Wind-down Operations and our Corporate Operations.  Our Discontinued Operations includes portions of our operations that have been sold or for which we are seeking buyers and includes portions of our former GBPO and PSSI operations.  Information regarding our Discontinued Operations can be found in Note 14—Discontinued Operations.

The following table presents the results of operations for our EPP operations and our Wind-down operations for fiscal years 2008, 2007 and 2006.  The Corporate & Eliminations column of the following table includes corporate overhead and other costs that could not be directly assigned either to our EPP operations or to our Discontinued Operations, as well as eliminations for transactions between our Continuing and Discontinued Operations.  The operations reported for fiscal years 2007 and 2006 are consistent with those reported for the fiscal year ended September 30, 2008.

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Fiscal year ended September 30, 2008:
Revenues	$117,072	$5,930	$(431)	$122,571
Costs and expenses:
Direct costs	91,290	3,944	—	95,234
General and administrative	11,065	1,088	15,867	28,020
Selling and marketing	7,966	191	520	8,677
Depreciation and amortization	3,503	1,428	397	5,328
Total costs and expenses	113,824	6,651	16,784	137,259
(Loss) income from continuing operations before other income and income taxes	3,248	(721)	(17,215)	(14,688)
Other income (expense):
Interest income (expense)	(3)	(2)	2,736	2,731
Total other income (expense)	(3)	(2)	2,736	2,731
(Loss) income from continuing operations before taxes	3,245	(723)	(14,479)	(11,957)
Income tax provision	—	—	87	87
(Loss) income from continuing operations	$3,245	$(723)	$(14,566)	$(12,044)

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Fiscal year ended September 30, 2007:
Revenues	$99,433	$9,258	$(385)	$108,306
Costs and expenses:
Direct costs	76,388	6,280	—	82,668
General and administrative	7,057	3,284	16,031	26,372
Selling and marketing	6,848	1,091	11	7,950
Depreciation and amortization	3,206	763	604	4,573
Write down of goodwill and intangible assets	—	9,161	—	9,161
Total costs and expenses	93,499	20,579	16,646	130,724
(Loss) income from continuing operations before other income and income taxes	5,934	(11,321)	(17,031)	(22,418)
Other income:
Interest income	—	—	3,300	3,300
Income from equity investments	—	—	794	794
Other income	—	—	4,094	4,094
(Loss) income from continuing operations before taxes	5,934	(11,321)	(12,937)	(18,324)
Income tax provision	76	—	—	76
(Loss) income from continuing operations	$5,858	$(11,321)	$(12,937)	$(18,400)

	Continuing Operations
(in thousands)	EPP	Wind- down	Corporate & Eliminations	Total
Fiscal Year Ended September 30, 2006:
Revenues	$78,578	$12,489	$(151)	$90,916
Costs and expenses:
Direct costs	61,505	7,104	(162)	68,447
General and administrative	5,510	2,005	24,795	32,310
Selling and marketing	4,924	1,033	2,119	8,076
Depreciation and amortization	3,169	1,504	450	5,123
Total costs and expenses	75,108	11,646	27,202	113,956
(Loss) income from continuing operations before other income and income taxes	3,470	843	(27,353)	(23,040)
Other income:
Interest income	2,136	—	815	2,951
Gain from equity investments	—	—	519	519
Total other income	2,136	—	1,334	3,470
(Loss) income from continuing operations before taxes	5,606	843	(26,019)	(19,570)
Income tax provision	45	—	—	45
(Loss) income from continuing operations	$5,561	$843	$(26,019)	$(19,615)

Our total assets for each of these businesses are shown in the following table:

	As of September 30,
(in thousands)	2008	2007
Continuing Operations:
EPP	$102,451	$96,527
Wind-down	4,932	8,508
Corporate (1)	18,264	24,521
Assets for continuing operations	125,647	129,556
Asset of discontinued operations	—	672
Assets-held-for-sale	11,704	36,196
Total assets	$137,351	$166,424
(1) Represents assets for our continuing businesses that are not assignable to a specific operation.

See Note 14—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 12—SHAREHOLDERS’ EQUITY

As of September 30, 2008, a total of 44,259,762 shares of $0.01 par value common stock were authorized, of which 19,734,863 shares were outstanding, and a total of 4,579,047 shares of preferred stock were authorized, of which none were outstanding.  Under our current credit facility, we are prohibited from declaring or paying any dividends (see Note 8—Contingencies and Commitments).

COMMON STOCK REPURCHASE PROGRAM

In October 1998, our Board of Directors authorized the repurchase of up to one million shares of common stock. The purchases were to be made in the open market or in privately negotiated transactions at the discretion of our management, depending on financial and market conditions or as otherwise provided by the Securities and Exchange Commission and the Nasdaq rules and regulations.  In April 2003, our Board increased the number of shares authorized for repurchase to two million shares.  As of September 30, 2008, we had repurchased 884,400 shares of common stock for $8.7 million.  All such repurchases of our common stock were made prior to fiscal 2004.  All stock purchased under the common stock repurchase program is reported as Treasury stock on our Consolidated Balance Sheets.

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

EQUITY INCENTIVE PLAN

Under our Amended and Restated 2004 Stock Incentive Plan, options for 3,202,357 shares of common stock were outstanding at September 30, 2008.  Of those shares, 500,000 are restricted stock units which vest when both the price target is achieved and the required service period is met.

NOTE 13—SHARE-BASED PAYMENT

Stock options and restricted stock units are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  At September 30, 2008, there were 1,038,049 shares of common stock reserved for future grants under the Plan.

STOCK OPTIONS

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $2.1 million for fiscal year 2008, $1.7 million for fiscal year 2007 and $2.0 million for fiscal year 2006.  Generally stock options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the intrinsic value of options exercised.

	September 30,
	2008	2007	2006
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	3.52%	4.66%	4.87%
Volatility	42.87%	47.54%	48.21%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$3.98	$3.53	$2.95
Intrinsic value of options exercised (in thousands)	$251	$122	$7

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the fiscal year ended September 30, 2008 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2007	2,113	$8.54
Granted	1,299	9.41
Exercised	(194)	6.60
Forfeitures or expirations	(516)	8.67
Options outstanding at September 30, 2008	2,702	$9.07	7.37 years	$749
Options vested and expected to vest at September 30, 2008	2,576	$9.07	7.28 years	$744
Options exercisable at September 30, 2008	1,417	$8.93	5.86 years	$696

As of September 30, 2008, a total of $3.6 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.71 year weighted-average period.

RESTRICTED STOCK UNITS

On April 30, 2008, we granted 550,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  Pursuant to the Plan, 500,000 shares can be payable in shares of our common stock.  The remaining 50,000 shares may be payable in cash and are recorded at their fair value as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

	September 30, 2008
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that options will be outstanding (in years)	3.00	2.58
Interest rate (based on U.S. Treasury yields at time of grant)	2.48%	2.15%
Volatility	39.07%	38.31%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.63	$1.77

Restricted stock unit activity for the equity portion of the awards for the fiscal year ended September 30, 2008 is as follows:

Restricted shares (in thousands, except per share data)	Shares
Restricted at October 1, 2007	—
Granted(1)	500
Vested	—
Forfeited	—
Restricted at September 30, 2008	500
(1) Of the 550,000 restricted stock units awarded, 500,000 are payable in shares.

As of September 30, 2008 we recorded $0.3 million in expense related to the award.  As of September 30, 2008, we have $1.7 million in unrecognized compensation cost, expected to be recognized over approximately three years.

NOTE 14—DISCONTINUED OPERATIONS

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

On June 30, 2008, we completed the sale of the assets, operations and certain liabilities of our Government Business Process Outsourcing business, or GBPO, to Informatix, Inc., a privately held company.  The sale was completed pursuant to a Purchase and Sale Agreement dated June 9, 2008 between Tier and Informatix for a purchase price of $8.0 million in cash, subject to a working capital adjustment.  The agreement also provides for earn-out payments of up to $1 million per year for fiscal years 2008, 2009 and 2010, if the revenues of the business meet the targets set forth in the agreement for those respective fiscal years.  We did not meet the target set forth in the agreement relating to the earn-out for fiscal 2008.  The sale resulted in a $1.0 million loss which is recorded as (Loss) income from discontinued operations, net on our Consolidated Statement of Operations.

The following schedule shows the current carrying value of the assets and liabilities for the IV&V, HHS, Call Center, SSI and GBPO businesses included in Assets of discontinued operations and Liabilities of discontinued operations on our Consolidated Balance Sheets.

	Year ended September 30,
(in thousands)	2008	2007
Assets of discontinued operations:
Current assets	$—	$578
Goodwill	—	91
Property & equipment	—	2
Other assets	—	1
Total assets	—	672

Liabilities of discontinued operations:
Current liabilities	—	421
Total liabilities	—	421
Net assets and liabilities of disposal group	$—	$251

ASSET GROUPS HELD-FOR-SALE

Early in fiscal 2007, we undertook a strategic initiative to determine how we could best utilize our financial and management resources.  As a result of that initiative, we concluded that shareholder value could be maximized if we focused on our core business—Electronic Payment Processing.  As a result, in April 2007, we announced our intention to seek buyers for the divestiture of the majority of our PSSI and GBPO segments.  We completed the sale of the GBPO segment in June 2008 and we have two remaining PSSI practice areas for which we are still seeking buyers as of September 30, 2008.  We classified the assets and liabilities associated with those practice areas to be divested as Current assets—held-for-sale and Current liabilities—held-for-sale in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets.  Because the practice areas within the PSSI segment are so diverse, they are being marketed for divestiture separately; and as such, we expect to divest these practice areas as separate transactions.

The following schedule shows the current carrying value of the assets and liabilities in the GBPO and PSSI segments that are in the disposal group.

	Year ended September 30,
	2008		2007
(in thousands)	PSSI	Total	GBPO	PSSI	Eliminations	Total
Assets:
Current assets	$6,190	$6,190	$4,009	$6,548	$39	$10,596
Property, equipment and software, net	5,512	5,512	5,606	6,657	(476)	11,787
Goodwill	—	—	3,219	8,816	—	12,035
Other assets	2	2	—	1,778	—	1,778
Total assets	11,704	11,704	12,834	23,799	(437)	36,196

Liabilities:
Current liabilities	9,061	9,061	2,944	7,619	—	10,563
Other liabilities	—	—	283	18	—	301
Total liabilities	9,061	9,061	3,227	7,637	—	10,864
Net assets and liabilities of disposal group	$2,643	$2,643	$9,607	$16,162	$(437)	$25,332

We performed impairment analysis of all held-for-sale assets in accordance with SFAS 144 and SFAS 142.  As a result of this analysis, we determined that one of our former GBPO businesses and our two remaining PSSI businesses had carrying values that exceeded fair value.  As a result, during the fiscal year ended September 30, 2008 we recorded impairment expense of $17.8 million of which $8.8 million relates to goodwill impairment under SFAS 142, $7.3 million relates to long-lived asset impairment under SFAS 144 and $1.7 million relates to impairment of internally developed software under Statement of Financial Accounting Standard No. 86—Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  During the fiscal year ended September 30, 2007 we recorded impairment expense of $2.8 million, of which $2.5 million relates to goodwill impairment and $0.3 million relates to long-lived asset impairment.  This impairment is included in (Loss) income from discontinued operations on our Consolidated Statement of Operations.

SUMMARY OF REVENUE AND NET (LOSS) INCOME—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not believe that we will have any ongoing involvement or cash flows in any businesses that we classified as held-for-sale or that we have divested.  Thus, we classified the results of operations for these businesses as (Loss) income from discontinued operations, net on our Consolidated Statements of Operations in accordance with SFAS 144.  The following table summarizes our revenue and net (loss) income generated by these operations during the fiscal years ended September 30, 2008, 2007 and 2006.

	Year ended September 30,
(in thousands)	2008	2007	2006
Revenues (Discontinued operations):
GBPO	$20,235	$37,677	$45,478
PSSI	24,608	31,372	32,337
Total revenues	$44,843	$69,049	$77,815
(Loss) income before gain (Discontinued operations):
GBPO	$6,448	$6,574	$7,296
PSSI	(21,674)	263	3,804
Other/eliminations	757	452	(936)
(Loss) income before (loss) gain on discontinued operations	(14,469)	7,289	10,164
(Loss) gain on disposal of discontinued operations	(932)	8,077	—
Net (loss) income	$(15,401)	$15,366	$10,164

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

NOTE 15—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year ended September 30,
(in thousands, except per share data)	2008	2007	2006
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(12,044)	$(18,400)	$(19,615)
Discontinued operations, net of income taxes	(15,401)	15,366	10,164
Net loss	$(27,445)	$(3,034)	$(9,451)
Denominator:
Weighted-average common shares outstanding	19,616	19,512	19,495
Effects of dilutive common stock options	—	—	—
Adjusted weighted-average shares	19,616	19,512	19,495
(Loss) earnings per basic and diluted share
From continuing operations	$(0.61)	$(0.94)	$(1.00)
From discontinued operations	$(0.79)	$0.78	$0.52
(Loss) earnings per basic and diluted share	$(1.40)	$(0.16)	$(0.48)

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands)	2007	2006	2005
Weighted-average options excluded from computation of diluted (loss) earnings per share	1,709	1,523	2,022

Due to net losses from Continuing Operations, we have excluded an additional 234,270 shares at September 30, 2008, 154,500 shares at September 30, 2007 and 91,000 shares at September 30, 2006, of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.  We have also excluded 500,000 shares of restricted stock from the computation of diluted (loss) earnings per share since their effect would have been anti-dilutive.

NOTE 16—SUBSEQUENT EVENTS

DIVESTITURES

On November 30, 2008, we completed the sale of the assets, operations and certain liabilities of our Financial Management Systems, or FMS, business.  The sale was completed pursuant to an Asset Purchase Agreement dated November 4, 2008 for a purchase price of $0.8 million, subject to a working capital adjustment, of which $0.2 million was payable in cash and the remaining $0.6 million is secured with an interest bearing note payable over 18 months.

EMPLOYMENT AGREEMENTS

In October 2008 we entered into employment agreements with one executive and one key manager, whereby if certain termination or change of events were to occur we would be obligated to pay those individuals up to $0.8 million.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2008.  In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.  Our operating results for any one quarter are not necessarily indicative of results for any future period.

	2008 fiscal quarters				2007 fiscal quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Consolidated statement of operations data:
Revenues	$22,759	$44,896	$25,961	$28,955	$20,610	$40,098	$22,797	$24,801
Costs and expenses:
Direct costs	17,108	36,374	19,518	22,234	15,347	32,030	17,147	18,144
General and administrative	7,544	6,494	6,873	7,109	5,992	6,470	8,528	5,382
Selling and marketing	2,066	2,492	2,005	2,114	1,718	2,479	1,964	1,789
Depreciation and amortization	1,355	1,347	1,330	1,296	956	951	1,334	1,332
Impairment of goodwill & held-for-sale assets	—	—	—	—	576	8,585	—	—
Loss from continuing operations	(5,314)	(1,811)	(3,765)	(3,798)	(3,979)	(10,417)	(6,176)	(1,846)
Total other income	437	503	824	967	996	628	784	1,686
(Loss) from continuing operations before income taxes	(4,877)	(1,308)	(2,941)	(2,831)	(2,983)	(9,789)	(5,392)	(160)
Income tax provision (benefit)	36	23	12	16	16	(7)	7	60
Loss from continuing operations	(4,913)	(1,331)	(2,953)	(2,847)	(2,999)	(9,782)	(5,399)	(220)
(Loss) income from discontinued operations, net	(3,951)	(12,282)	(584)	1,416	(268)	4,063	9,137	2,434
Net (loss) income	$(8,864)	$(13,613)	$(3,537)	$(1,431)	$(3,267)	$(5,719)	$3,738	$2,214
Weighted average shares issued and outstanding:
Basic	19,616	19,635	19,551	19,543	19,512	19,511	19,501	19,499
Diluted	19,616	19,635	19,551	19,543	19,512	19,511	19,501	19,499
Performance ratios:
Return on average assets	(6.16)%	(8.79)%	(2.16)%	(0.86)%	(1.94)%	(3.34)%	2.16%	1.29%
Return on average shareholders' equity	(7.66)%	(10.77)%	(2.62)%	(1.04)%	(2.35)%	(4.00)%	2.65%	1.63%
Total ending equity to total ending assets	80.99%	79.90%	83.18%	81.39%	82.63%	82.59%	84.35%	79.06%
Total average equity to total average assets	80.42%	81.58%	82.26%	82.01%	82.61%	83.47%	81.70%	79.04%
Per share of common stock data:
(Loss) earnings per share—Basic & Diluted:
Continuing operations(1)	$(0.25)	$(0.07)	$(0.15)	$(0.14)	$(0.15)	$(0.50)	$(0.28)	$(0.01)
Discontinued operations(1)	$(0.20)	$(0.62)	$(0.03)	$0.07	$(0.02)	$0.21	$0.47	$0.12
(Loss) earnings per share— Basic & Diluted	$(0.45)	$(0.69)	$(0.18)	$(0.07)	$(0.17)	$(0.29)	$0.19	$0.11
Book value	$5.67	$6.12	$6.78	$7.01	$7.05	$7.19	$7.42	$6.98

Average balance sheet data:
Total assets	$143,892	$154,953	$163,858	$167,333	$165,158	$171,249	$172,808	$171,435
Total liabilities	$28,174	$28,537	$29,068	$30,107	$29,248	$28,299	$31,620	$35,938
Total shareholders' equity	$115,718	$126,416	$134,790	$137,226	$138,910	$142,950	$141,188	$135,497
Market price per share of common stock:
High	$8.48	$8.75	$9.26	$11.01	$10.26	$10.05	$8.90	$7.30
Low	$7.06	$7.03	$6.75	$7.94	$8.33	$8.25	$5.85	$6.35
(1) The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying number of shares of common stock.

SCHEDULE II
Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended September 30, 2008:
Allowance for receivables	$1,195	$(557)	$(292)	$346
Deferred tax asset valuation allowance	28,875	7,823	—	36,698
Inventory allowance	75	390	(465)	—

Year ended September 30, 2007:
Allowance for receivables	$926	$452	$(183)	$1,195
Deferred tax asset valuation allowance	27,997	878	—	28,875
Inventory allowance	75	—	—	75

Year ended September 30, 2006:
Allowance for receivables	$378	$570	$(22)	$926
Deferred tax asset valuation allowance	25,754	2,243	—	27,997
Inventory allowance	75	—	—	75

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our internal control over financial reporting.  This report appears on page 77.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.
Reston Virginia

We have audited Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Tier Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tier Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for the year then ended of Tier Technologies, Inc. and subsidiaries and our report dated December 9, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Vienna, VA
December 9, 2008

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of the report:

·	Financial Statements – The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. See Financial Statements and Supplementary Data on page 41.

·
Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page 75.  All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.

·	Exhibits

Exhibit number	Exhibit description
2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 30, 2008 (1)
3.1	Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (4)
4.1	Form of common stock certificate (2)
4.2
See Exhibits 3.1, 3.2 and 3.3, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended of the Registrant defining rights of the holders of common stock of the Registrant

4.3	Rights Agreement, dated as of January 10, 2006, by and between Tier Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent (4)
4.4	Form of Rights Certificate (4)
4.5	First Amendment to Rights Agreement, dated July 12, 2007, by and between Tier Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent (5)
10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (6)*
10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*
10.4	Amended and Restated 2004 Stock Incentive Plan (8)*
10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*
10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*
10.8	Form of California Indemnification Agreement (9)
10.9	Form of Delaware Indemnification Agreement for officers (10)
10.10	Form of Delaware Indemnification Agreement for directors (10)
10.11	Tier Corporation 401(k) Plan, Summary Plan Description (9)*
10.12	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (11)*
10.13	Employment Agreement dated July 1, 2004 between Tier and Ms. Deanne M. Tully (10)*
10.14	Executive Severance and Change in Control Benefits Agreement (10)*

Exhibit number	Exhibit description
10.15	Shareholder Rights Plan and Rights Agreement, dated January 10, 2006 (12)
10.16	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (13)
10.17	Form of Employment Security Agreements between Tier Technologies, Inc., and each of Steven Beckerman, Todd Vucovich, and Michael Lawler, dated March 28, 2006 (14) *
10.18	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (15)*
10.19	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (15)*
10.20
Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott Bruce Spector, and fifteen other employees, dated August 24, 2006 (16)*

10.21	Employment Agreement between Tier Technologies, Inc. and David E. Fountain, dated December 11, 2006 (17)*
10.22	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (18)
10.23	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (19)
10.24	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (20)
10.25	Employment Agreement between Tier Technologies, Inc., and Kevin Connell, dated August 9, 2007 (21)*
10.26	Transition Agreement between Tier Technologies, Inc., and Deanne M. Tully dated December 12, 2007 (10)*
10.27	Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated February 12, 2007 (10)*
10.28	Amendment to the Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated November 15, 2007 (10)*
10.29	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008. (22)*
10.30	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (23)*
10.31	Employment Agreement between Tier Technologies, Inc. and Ronald W. Johnston, dated July 1, 2008 (23)*
10.32	Independent Contractor Agreement between Tier Technologies, Inc. and Steven M. Beckerman, dated August 6, 2008 (24) *
10.33
Third Amendment to Amended and Restated Credit and Security Agreement between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank dated September 29, 2008 (25)

10.32	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 *
21.1	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Exhibit description

* Management contract or compensatory plan required to be filed as an exhibit to this report
(1) Filed as an exhibit to Form 10-Q, filed August 7, 2008, and incorporated herein by reference
(2) Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference
(3) Filed as an exhibit to Form 10-Q/A, filed November 3, 2008, and incorporated herein by reference
(4) Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference
(5) Filed as an exhibit to Form 8-K, filed July 12, 2007, and incorporated herein by reference
(6) Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference
(7) Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference
(8) Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference
(9) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference
(10) Filed as an exhibit to Form 10-K, filed October 27, 2006, and incorporated herein by reference
(11).Filed as an exhibit to Form 10-Q, filed May 6, 2005, and incorporated herein by reference
(12) Filed as an exhibit to Form 8-K, filed January 11, 2006, and incorporated herein by reference
(13) Filed as an exhibit to Form 8-K, filed March 9, 2006, and incorporated herein by reference
(14) Filed as an exhibit to Form 8-K, filed April 3, 2006, and incorporated herein by reference
(15) Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference
(16) Filed as an exhibit to Form 8-K, filed August 29, 2006, and incorporated herein by reference
(17) Filed as an exhibit to Form 10-K, filed December 13, 2006, and incorporated herein by reference
(18) Filed as an exhibit to Form 8-K, filed March 28, 2007, and incorporated herein by reference
(19) Filed as an exhibit to Form 8-K, filed September 27, 2007, and incorporated herein by reference
(20) Filed as an exhibit to Form 8-K, filed July 3, 2007, and incorporated herein by reference
(21) Filed as an exhibit to Form 10-Q, filed August 9, 2007, and incorporated herein by reference
(22) Filed as an exhibit to Form 10-Q, filed May 6, 2008, and incorporated herein by reference
(23) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(24) Filed as an exhibit to Form 8-K, filed August 7, 2008, and incorporated herein by reference
(25) Filed as an exhibit to Form 8-K, filed October 3, 2008, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: December 8, 2008	By:	/s/ RONALD L. ROSSETTI Ronald L. Rossetti Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Chief Executive Officer and Chairman of the Board (principal executive officer)	December 8, 2008
/s/ RONALD W. JOHNSTON Ronald W. Johnston	Chief Financial Officer (principal financial officer and principal accounting officer)	December 8, 2008
/s/ CHARLES W. BERGER Charles W. Berger	Director	December 8, 2008
/s/ SAMUEL CABOT III Samuel Cabot III	Director	December 8, 2008
/s/ JOHN J. DELUCCA John J. Delucca	Director	December 8, 2008
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 8, 2008
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	December 8, 2008
/s/ DAVID A. POE David A. Poe	Director	December 8, 2008
/s/ JAMES R. STONE James R. Stone	Director	December 8, 2008