Form 10-K/A
TIER TECHNOLOGIES INC
filed 2009-01-28
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

As of March 31, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $156,044,551, based on the closing sale price of the common stock on March 31, 2008, as reported on The NASDAQ Stock Market. As of January 23, 2009, there were 19,734,463 shares of common stock outstanding.

EXPLANATORY NOTE

Tier Technologies, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as originally filed with the SEC on December 8, 2008, for the sole purpose of including the disclosures required by Part III of Form 10-K, as set forth below, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K.

Tier Technologies, Inc.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executives

A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 as filed with the SEC on January 28, 2009, under the caption Executive Officers.

Directors

The names and certain biographical information of each director are set forth below.

Charles W. Berger

Age:  56—Director since:  January 2002

Recent Business Experience:  In April 2006, Mr. Berger became Chief Executive Officer of DVDPlay, Inc., a manufacturer and operator of DVD rental kiosks.  He has been Chairman of the Board of DVDPlay, Inc. since December 2001.  From March 2003 through September 2005, Mr. Berger served as President, Chief Executive Officer, and a director of Nuance Communications, Inc., a publicly traded company that developed and marketed speech recognition software.  In September 2005, Nuance Communications merged with Scansoft, Inc.  Mr. Berger is a director of the surviving company of this merger, Nuance Communications, Inc., a publicly traded company that develops and markets speech recognition and imaging software.  Mr. Berger has also served as the managing director of Volatilis, LLC, a private investment and aviation services firm, since its founding in June 2001.  Since December 2004, Mr. Berger has been a director of SonicWALL, Inc., a publicly traded company that manufactures computer network security applications.

Samuel Cabot III

Age:  68—Director since:  January 1997

Recent Business Experience:  Mr. Cabot served as Chief Executive Officer of Samuel Cabot, Inc., a manufacturing and marketer of premium quality exterior stains and architectural coatings, from 1969 until December 2005.  He also served as Chairman of its board of directors from February 2000 until January 2006.  Mr. Cabot also serves on the board of BC/BS of Massachusetts, a non-profit health insurance provider, Plasticolors, Inc., an employee-owned company providing custom color and chemical dispersion, Fiduciary Trust Co., a financial services firm, and Reed & Barton, a flatware manufacturer.

John J. Delucca

Age:  65—Director since:  February 2007

Recent Business Experience:  Since April 2003 Mr. Delucca has served as President of Atlantic & Gulf, Limited, LLC, an investment and consulting group.  He was Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from April 2003 until March 2004.  From 1999 until February 2002, he was Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty, Inc., a manufacturer and marketer of personal fragrances.  Mr. Delucca is a director of British Energy, PLC, a publicly traded electric utility company; Endo Pharmaceuticals Holding, Inc., a publicly traded developer and reseller of prescription pharmaceuticals; and ITC Deltacom, Inc., a publicly traded provider of integrated communication services.

Tier Technologies, Inc.

Morgan P. Guenther

Age:  55—Director since:  August 1999

Recent Business Experience:  Mr. Guenther has been Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless entertainment services company, since May 2005.  From February 2003 to April 2005, he served as a private consultant to technology companies.  From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a creator of digital video recording services.  From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo.  Mr. Guenther also serves as a board member for Integral Development Corp., a provider of electronic capital markets trading solutions.

Philip G. Heasley

Age:  59—Director since:  August 2008

Recent Business Experience:  Since March 2005, Mr. Heasley has served as President and Chief Executive Officer of ACI Worldwide, Inc., a developer of electronic payment software products.  From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services.  From October 2000 to November 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank.  From 1996 until November 2003, Mr. Heasley served as Chairman of the Board of Visa and a member of the board of Visa International.  Mr. Heasley also serves on the boards of directors of ACI Worldwide, Inc., a publicly traded company that develops electronic payment software products, Fidelity National Financial, Inc., a publicly traded company providing property inspections, preservation services and title insurance services, and Public Radio International, a media company.

David A. Poe

Age:  60—Director since:  October 2008

Recent Business Experience:  From March 1980, Mr. Poe has served as a consultant and director of Edgar, Dunn & Company, or EDC, an independent global financial services and payments consultancy.  From March 1998 to May 2008, Mr. Poe served as Chief Executive Officer of EDC.  Mr. Poe also serves as a board member for Bank of San Francisco and the University of Idaho.

Ronald L. Rossetti

Age:  65—Director since:  November 1995

Recent Business Experience:  Mr. Rossetti has served as our Chairman of the Board and Chief Executive Officer since May 2006 and has served as a director of Tier since November 1995.  Mr. Rossetti has served as President of Riverside Capital Partners, Inc., a venture capital investment firm, and as general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings, since 1997.

Audit Committee Financial Expert

The Board determined that at least one member of the Audit Committee, Charles W. Berger, is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, promulgated by the SEC.

Tier Technologies, Inc.

Audit Committee
Number of Members: 3	Functions:
Members:

Selects the independent registered public accounting firm to audit Tier's books and records, subject to stockholder ratification, and determines the compensation of the independent registered public accounting firm.

At least annually, reviews a report by the independent registered public accounting firm describing:  internal quality control procedures, any issues raised by an internal or peer quality control review and any investigations by regulatory authorities.

Consults with the independent registered public accounting firm, reviews and approves the scope of their audit, and reviews independence and performance.  Also reviews any proposed engagement between Tier and the independent registered public accounting firm and approves in advance any such engagement, if appropriate.

Reviews internal controls, accounting practices and financial reporting, including the results of the annual audit and the review of the interim financial statements, with management and the independent registered public accounting firm.

Discusses earnings releases and guidance provided to the public.

As appropriate, obtains advice and assistance from outside legal, accounting or other advisors.

Prepares a report of the Audit Committee to be included in our proxy statement.

Assesses annually the adequacy of the Audit Committee Charter.

Reports to the Board about these matters.

Charles W. Berger (Chair)
Samuel Cabot III (thru 9/30/08)
Morgan P. Guenther
James R. Stone (effective 10/01/08)
Number of Meetings in Fiscal 2008: 10

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file with the Securities and Exchange Commission, or the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  Officers, directors and holders of greater than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2008, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, with the exception of Ronald L. Rossetti and Philip G. Heasley.  Mr. Rossetti filed one late Form 4, which related to one transaction.  Mr. Heasley filed one late Form 3 and one late Form 4, which related to one transaction.

Tier Technologies, Inc.

Corporate Governance Documents

In November 2003, the Board adopted a Code of Ethics for our Chief Executive Officer, Chief Financial Officer, and persons performing similar functions.  Effective May 3, 2004, we also adopted a Business Code of Conduct for all employees.  Our Code of Ethics and our Business Code of Conduct are posted on our website at: http://www.tier.com.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy, Objectives, and Design

Compensation Philosophy

Our compensation philosophy for all our employees is to create an overall compensation package that provides fair and competitive cash compensation and aligns performance-based incentives with the interests of our shareholders.  This compensation philosophy is particularly true for our named executive officers, as we rely on their leadership, management skills, and experience for Tier's continued growth and development.

Compensation Objectives

Our Compensation Committee establishes and reviews our overall executive compensation philosophy and objectives and oversees our executive compensation programs.  The primary goals of our compensation program are to:

•	attract, retain, and motivate talented employees;

•	support business strategies that promote sustained growth and development;

•	reward the achievement of business results through the delivery of competitive pay and performance-based incentive programs; and

•	link executives' goals with the interests of shareholders by tying a portion of compensation to our stock.

We design our compensation strategy and packages for our executive officers to further these goals.

Performance

Our goal is to encourage and sustain high-quality performance by our executives.  To achieve this goal, we compensate our executives for their individual skills, talents, leadership qualities, and responsibilities, primarily through base salary.  To encourage our executives to meet and exceed current performance levels, enhance their skill levels, and maximize their contributions to our company, we also provide performance-based cash incentive compensation, framed around both consolidated company and individual targets for the executive's area of responsibility.  The combination of guaranteed cash compensation in the form of base salary and the potential for additional performance-based compensation through our incentive compensation programs allow us to reward our executives for the value they add to our company.

Tier Technologies, Inc.

Alignment

To align the interests of our executives with those of our company and our shareholders, we provide performance-based cash incentive and long-term incentive compensation.  As discussed above, cash incentive compensation is based in part on Tier achieving specific goals or targets for the fiscal year.  By linking individual incentive compensation to Tier's goals, we align the interests of our executives with those of our shareholders and our clients.  In addition, we provide long-term incentives to our executives through stock options and restricted stock units (RSUs).  This further aligns the interests of our executives with our shareholders as contributors to Tier's growth and value based upon stock performance.  Through our long-term incentive program, executives only receive a benefit through a sustained increase in our stock price.

Retention

We operate in a competitive work environment in which executives are presented with many opportunities outside of Tier.  It is important to retain and grow our current leadership to provide stability within our organization and allow for sustained focus and effort to grow and develop the company for continued success.  We believe that a combination of market-based competitive salaries and cash bonuses combined with performance-based short-and long-term incentives awarded to our executives through cash incentives and stock options promotes long-term tenure within our organization and sustainable shareholder value.

Implementing Our Objectives

Determining Compensation

The Compensation Committee relies heavily on its professional judgment and prior experience and on recommendations by our Chief Executive Officer when making compensation decisions.  The Compensation Committee does not have a formulaic approach to determining executive compensation.  The Compensation Committee uses broad compensation bands (i.e., salary bands that have a minimum, mid-point, and maximum salary level by function and career level), which are reviewed and updated regularly, as a tool for determining competitive compensation.  In determining the appropriate compensation level and structure, the Compensation Committee focuses on Tier’s goals, as well as each executive’s  roles and responsibilities; level and type of skills, training, experience and leadership qualities; current compensation; and contributions to the achievement of Tier’s goals.  To establish fair and equitable compensation packages for our executives, the Compensation Committee also considers current market employment conditions and trends.

Role of the Compensation Committee and Chief Executive Officer

The Compensation Committee's primary responsibility is to discharge the Board's responsibilities relating to compensation of our executives.  It carries out these responsibilities by:

•	reviewing and approving the compensation for our Chief Executive Officer and other executive officers;

•	reviewing executive bonus plan allocations;

•	overseeing and advising the Board on the adoption of policies that govern our compensation programs; and

•	approving grants of stock options and stock awards to our executive officers.

Tier Technologies, Inc.

Our Chief Executive Officer assists the Compensation Committee by recommending and reviewing compensation packages for all other executive officers.  The Chief Executive Officer discusses company and individual performance objectives and results with the Compensation Committee in connection with establishing cash incentive and long-term incentive compensation metrics and determining amounts to be awarded.  The Chief Executive Officer is also involved in recommending and negotiating the terms of his own compensation package.

The other named executive officers do not have a role in determining their own compensation or the compensation of other executives, other than discussing with the Chief Executive Officer their annual individual performance objectives and results, which are utilized in establishing performance metrics used in cash incentive compensation calculations and determining amounts to be awarded.

Peer Groups

To align our executives’ compensation with the market, our Compensation Committee typically uses outside consulting services when hiring a new executive, entering into an employment agreement with a key executive, and reviewing and determining compensation levels and practices in accordance with market best practices.  The consultant primarily provides market data from comparable companies.  The Compensation Committee uses this data to determine whether the compensation packages for our executives are reasonable and competitive with those of similar companies in the marketplace.  We do not target specific medians or measurements from the peer groups to determine compensation packages for our executives.

During fiscal 2008, the Compensation Committee used market peer group studies from John F. Reda & Associates to provide market-based compensation information for the position of Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Senior Vice President, Strategic Marketing; Senior Vice President Sales and Marketing; Senior Vice President EPP Operations; Chief Technical Officer; General Counsel; Controller; and Vice President Human Resources.  Peer groups were selected based upon industries of similar nature, capital investment, revenues, and headcount (full time employees).  Studies of peer group companies included a review of base salary, cash incentive compensation, and long-term equity incentive compensation.

For fiscal 2008, the Compensation Committee used the following peer group for determining our executive level compensation packages:

ACI Worldwide Inc.	Intersections Inc.	S1 Corp
Alliance Data Systems Corp	Inx Inc.	Techteam Global Inc.
ASTA Funding Inc.	Metvante Technologies Inc.	TNS Inc.
Bottomline Technologies Inc.	NIC Inc.	Total System Services Inc.
CSG Systems International Inc.	Online Resources Inc.	TRX
CyberSource Corp.	Quality Systems Inc.	Tyler Technologies Inc.
Fiserv Inc.	Radiant Systems Inc.	Wright Express Corp
Global Payments Inc.

Elements Used to Achieve Compensation Objectives

Our compensation packages are composed of five main elements:  base salary; cash incentive compensation; long-term incentives; perquisites and benefits; and change of control provisions.  We do not have a specific method of allocating these elements when determining overall compensation.

Tier Technologies, Inc.

Base Salary

The purpose of the base salary is to attract and retain talented employees, as well as compensate individuals for services rendered.  Base salary is a material component of an executive's compensation package.

Base salary is intended to reflect each executive's role and responsibility within the company, as well as the skills, experience, and leadership qualities the individual brings to the respective position.  The Compensation Committee compares our executives’ base salaries with the results of the peer group study to ensure competitiveness; however, the Compensation Committee does not target specific quartiles or medians in the comparison.  The Compensation Committee does not assign relative weights or rankings to the factors used to determine base salary; rather, a qualitative determination is made based upon all the factors under consideration.

Each year we conduct salary reviews for all employees, including our named executive officers, in November and apply base compensation increases in December.  At that time, base salary increases, if applicable, for our executive officers are determined and approved by the Compensation Committee and put into effect for the upcoming year.  Base salary increases for our named executive officers are determined by evaluating base salary currently in place; the achievements of the individual for the review period; individual specific and overall contributions to Tier; and the current market environment.  The Compensation Committee considers the following factors when evaluating base salary increases for executives: their individual performance and achievements throughout the year; the performance of their strategic business area, if applicable; and cost of living adjustments.

On April 30, 2008, the Compensation Committee of the Board of Directors approved a new employment agreement with Mr. Ronald L. Rossetti as Chief Executive Officer. Under the new agreement Mr. Rossetti’s base salary was set at $400,000 per annum.  Mr. Rossetti was also awarded 550,000 RSUs pursuant to his employment agreement.  As such, the Compensation Committee reduced Mr. Rossetti's salary from $600,000 to $400,000 to provide Mr. Rossetti with a total compensation package that was in line with our compensation strategy.

Pursuant to an employment agreement executed on January 9, 2008, Mr. Omsberg’s base salary was increased to $190,000 per annum.

On July 1, 2008 we entered into an employment agreement with Mr. Johnston pursuant to which he receives a base salary of $275,000 per annum.

The following table sets forth the rates of base salaries of our named executive officers active as of October 1, 2008 and included in this proxy statement, for the fiscal years 2007, 2008, and 2009:

	Base salary rate by fiscal year
	2007	2008	2009	% change 2007 to 2008	% change 2008 to 2009
Ronald L. Rossetti Chief Executive Officer and Chairman of the Board	$600,000	$(1)	$400,000	(1)	(1)
Ronald W. Johnston (2) Senior Vice President, Chief Financial Officer	N/A	275,000	272,000	N/A	-1%
Kevin C. Connell Senior Vice President, Sales & Marketing	250,000	250,000	250,000	0%	0%
Keith Omsberg Vice President, General Counsel and Corporate Secretary	N/A	190,000	190,000	N/A	0%

(1) Pursuant to Mr. Rossetti's employment agreement signed April 30, 2008, Mr. Rossetti's base salary was reduced from $600,000 to $400,000 per annum, a reduction of 33%, effective May 1, 2008.
(2) Mr. Johnston voluntarily reduced his base salary from $275,000 to $272,000 for fiscal 2009 effective January 2009.

Tier Technologies, Inc.

Fiscal year 2008 base salary rates for Messrs. Fountain, Lawler, and Beckerman and Ms. Tully remained consistent with fiscal year 2007 base rates.

Cash Incentive Compensation

Our cash incentive compensation plans are designed to:

•	align the management team's financial interests with those of our shareholders;

•	support a performance-oriented environment that rewards business unit and Tier's overall results;

•	attract, motivate, and retain key management critical to Tier's long-term success; and

•	align compensation with Tier's business strategy, values, and management initiatives.

A combination of base salary, cash incentive compensation, and long-term incentives are used to attract, motivate, and retain our executive officers and other key contributors.  Cash incentives are used in particular to drive performance against defined financial and other performance metrics established as part of Tier's annual budgeting and strategic planning process, such that our executive officers and other key contributors are recognized for the achievement of specific and measurable company, business unit, and individual performance metrics on an annualized basis.

Our cash incentive compensation plans and individual performance goals under these plans are linked to Tier's financial performance goals established annually within our business plan, which is reviewed and approved by our Board.  This link allows us to combine payment for individual performance with at-risk payment for achieving threshold, target, and maximum company and business unit performance targets.  Throughout the year, the Compensation Committee reviews the cash incentive plans for executives for reasonableness and potential for meeting company or business unit defined performance metrics.  If performance targets for the fiscal year are not met, the Compensation Committee may still elect to pay bonus incentive compensation on a discretionary basis.  The Compensation Committee may also cancel or amend a cash incentive plan based on the outcome of its periodic reviews.

In addition to our formal incentive plans, we may, at the discretion of the Chief Executive Officer or at the discretion of the Compensation Committee, award a cash payment to our executive officers, in recognition of achievements outside of performance metrics established under formal cash incentive plans or award cash incentives under other agreements we enter into with an executive.

Bonus Incentive

On May 26, 2006, we entered into a one-year employment agreement with Mr. Rossetti, our Chief Executive Officer.  Under the terms of this agreement, Mr. Rossetti received a guaranteed bonus of $50,000 per month, as negotiated and agreed upon by the Compensation Committee and Mr. Rossetti.  This contract expired on May 25, 2007.  On December 21, 2007, the Compensation Committee passed a resolution, which provided Mr. Rossetti with a bonus equal to that which he would have received had his original employment agreement been extended through December 14, 2007.  On April 30, 2008, the Compensation Committee entered into a new three year agreement with Mr. Rossetti that provides for a bonus incentive payment of up to 100% of base compensation. In May 2008, the Compensation Committee approved and provided Mr. Rossetti with a bonus of $223,846, which is equal to that which he would have received, had his original employment agreement been extended through April 29, 2008.  In addition, in December 2008, the Compensation Committee approved and paid a bonus to Mr. Rossetti in the amount of $166,667, which is 100% of his pro-rated base salary for the fiscal year ending September 30, 2008.  The Compensation Committee believes these bonuses to Mr. Rossetti will help provide stability to the critical position of Chief Executive Officer.

Tier Technologies, Inc.

Consistent with the employment agreement entered into July 1, 2008, Mr. Johnston, our Chief Financial Officer, received a guaranteed bonus of 50% of base compensation for the service period from April 1, 2008 through September 30, 2008 which was paid in the amount of $68,750 in December 2008.  The Compensation Committee believes these bonuses to Mr. Johnston will help provide stability to the critical position of Chief Financial Officer.

Management Incentive Plan

On December 10, 2007, our Compensation Committee adopted the Fiscal Year 2008 Management Incentive Plan, or MIP.  Participants in the MIP included David E. Fountain, who was then our Senior Vice President and Chief Financial Officer, as well as Michael A. Lawler, Senior Vice President, Electronic Payment Processing; Kevin C. Connell, Senior Vice President, Sales & Marketing; and Keith S. Omsberg, Vice President, General Counsel & Secretary.  Steven M. Beckerman, Senior Vice President, Government Business Process Outsourcing, and Deanne S. Tully, who served for a portion of fiscal year 2008 as our Vice President, General Counsel and Corporate Secretary, did not participate in the MIP. The MIP was designed to reward eligible employees for the achievement of electronic payment processing (EPP) business unit performance targets on a fiscal year basis. The EPP targets, including threshold, target, and stretch performance targets with associated levels of payout, were determined by executive management at the beginning of the plan year based upon Tier's strategic plan and budget process and the formulation of specific EPP performance targets.

The following tables illustrate the performance metrics and related potential threshold, target, and maximum payouts for fiscal 2008 under the MIP for Messrs. Fountain, Lawler, Connell, and Omsberg.  For each officer, the performance metric was Company earnings before interest, tax, depreciation and amortization (EBITDA) of $11.8 million.  On July 22, 2008 the Compensation Committee determined that the Company would not achieve the performance targets, and no awards were made under the MIP.  Any bonuses awarded to the officers listed (as disclosed in other tables) were awarded from a pool of $0.2 million at the discretion of the Chief Executive Officer and the Compensation Committee, based on individual performance and contributions throughout the year.

Estimated Payout Levels
	Threshold:	Target:	Maximum:
Name	92% of Performance metric	100% of Performance metric	107% of Performance metric
David E. Fountain	$47,923	$79,872	$159,744
Michael A. Lawler	32,451	54,085	108,170
Kevin C. Connell	34,321	57,051	114,103
Keith S. Omsberg	9,870	16,450	32,900

The following table provides a summary of the actual cash incentive or bonus payments made to our named executive officers for fiscal year 2008:

Named executive officer	2008 payment
Ronald L. Rossetti	$390,513
Ronald W. Johnston	68,750
Kevin Connell	50,000
Keith Kendrick	—
Keith S. Omsberg	7,500
David E. Fountain	—
Michael A. Lawler	—
Deanne M. Tully	—
Steven M. Beckerman	—
Total incentive payout	$516,763

Tier Technologies, Inc.

Long-term Incentives

To further align our executives' financial interests with those of our shareholders, we provide long-term incentives through our Amended and Restated 2004 Stock Incentive Plan, or the Plan.  These incentives are designed to motivate employees through equity ownership and provide a pay-at-risk element to our compensation package.  Under the Plan, the Compensation Committee has the authority to issue stock options, stock appreciation rights, restricted stock, or other stock-based awards to all employees, officers, directors, consultants, and advisors at its discretion.  Currently, stock options and RSUs are our preferred method for providing long-term equity incentives to our executives.  Since the options are granted with an exercise price equal to the close price of our common stock on the day preceding the grant date, and RSUs are earned based upon share value performance over a defined measurement period, executives receive a benefit only if the stock price appreciates over the term of the option or RSU.  We believe these long-term incentives motivate all eligible employees to meet and/or exceed performance goals and contribute to the overall growth and value of Tier.  We do not have agreements with any of our executive officers that entitle them to stock option grants or restricted stock awards.

The Compensation Committee meets at least four times per year.  At these meetings the Compensation Committee reviews, among other things, new hire status, promotions, and achievements of current executives, in determining whether to make stock option or RSU grants.  Options and RSUs are considered granted on the date the Compensation Committee approves the granting of the options and/or the RSUs, with the closing price on the business day preceding the option grant date as the exercise price of the award. RSUs, while awarded at the time of grant by the Compensation Committee, are earned upon the achievement of defined and sustained share value performance targets.  The Compensation Committee awards options and RSUs at its discretion and in accordance with the Plan requirements as to the amount of options that may be awarded to executives throughout a fiscal year, taking into account an executive's performance, level of responsibility and future contributions to Tier.  The maximum amount of options that may be awarded to an executive is 300,000 shares per fiscal year under the terms of the Plan.  The maximum number of RSUs that could be awarded under the terms of the Plan is 500,000 units.  We reached this maximum number during fiscal 2008.  As such, all future RSU awards will be made outside of the Plan and settled in cash.  Typically options vest as to 20% of the underlying shares on the anniversary of the grant date and have a maximum ten year term, while restricted stock units vest upon a three year cliff schedule  Options and RSUs that are unvested upon an executive's termination are generally forfeited, unless otherwise provided in an option agreement or employment agreement.  We believe this encourages executive performance, tenure and the promotion of sustained growth with Tier.  However, our named executive officers may be entitled to accelerated vesting of their options and RSUs under certain circumstances, including a change of control.  See Potential Payments Upon Termination or Change in Control section on page 23 for additional information.

In fiscal year 2008, Mr. Rossetti was granted 550,000 RSUs on April 30, 2008 in connection with the enterprise value award under his employment agreement as approved by the Compensation Committee.  Pursuant to the Plan, 500,000 units can be payable in shares of our common stock.  The remaining 50,000 units may be payable in cash.

The Compensation Committee granted Mr. Omsberg options to purchase 30,000 shares of our common stock on October 1, 2007 and options to purchase 20,000 shares of our common stock on December 10, 2007.

The Compensation Committee granted Mr. Johnston options to purchase 200,000 shares of our common stock on July 1, 2008.

The Compensation Committee did not award any options to Messrs. Fountain, Lawler, Connell, or Beckerman or Ms. Tully in fiscal year 2008.

Tier Technologies, Inc.

Executive Performance Stock Unit Plan

In an effort to further align our executives' financial interests with those of our shareholders and promote stability in key executive positions, the Compensation Committee adopted the Executive Performance Stock Unit Plan, or PSU Plan, on December 4, 2008, or the effective date.  Under the PSU Plan a maximum of 800,000 units may be issued for award to eligible executives.  The units will be awarded only upon the achievement and maintenance for a period of 60 days of specific share performance targets, or Share Price Performance Targets, of $8.00, $9.50, $11.00, and $13.00 per share for approved participants as the effective date.  For participants hired after the effective date, the Committee will establish Share Price Performance Targets based on 25%, 50%, 75%, and 100% increases in the share price. The PSUs will be awarded in four equal tranches at those Share Price Performance Targets; any PSUs awarded will vest on December 4, 2011, the third anniversary of the effective date, unless they vest earlier upon a change in control event as described below.

We intend to pay PSUs in cash in the pay period in which the grant becomes fully vested.  However, if we have shares available for such issuance under, if required, a shareholder approved plan, we may instead issue shares of our common or restricted stock in an amount equivalent to the value of the PSUs.  An executive will be entitled to receive a payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that have been awarded to the executive.

Under the Plan’s change in control provision, if we experience a change in control event, the units that have been awarded or would be awarded based upon the per share value realized by our stockholders in the change in control event will be immediately awarded, and the payment due to the executive will be based on such per share value realized by our stockholders in the change in control event, not to exceed a $15.00 per share.  If the executive continues to be employed by the surviving entity following the change in control event, the award will be paid at the earlier of two years after the change in control event or three years after the effective date of the Plan.  Payment of the award may be accelerated following a change in control event for termination without cause; death or disability, or resignation for good reason.  The Plan defines a change of control event as:

•
any person, entity, or affiliated group becoming the beneficial owner or owners of more than 50% of the outstanding equity securities of Tier, or otherwise becoming entitled to vote shares representing more than 50% of the undiluted total voting power of our then-outstanding securities eligible to vote to elect members of the Board;

•
a consolidation or merger (in one transaction or a series of related transactions) of Tier pursuant to which the holders of our equity securities immediately prior to such transaction or series of transactions would not be the holders immediately after such transaction or series of related transactions of more than 50% of the securities eligible to vote to elect members of the Board of the entity surviving such transaction or series of related transactions; or

•	the sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier.

Perquisites and Benefits

All of our full-time employees, including our named executive officers, are eligible to participate in our benefits programs.  Our benefits programs include: paid time off; medical, dental, and vision insurance; 401(k) safe harbor contribution; group term life insurance; short term disability; long term disability; and a range of voluntary or elective benefits.  Other than our 401(k) program, in which all eligible employees may participate, we do not have any retirement, pension, or deferred compensation plans in effect for our named executive officers.

Tier Technologies, Inc.

We do not have an established executive benefits program or an executive perquisite program.  Typically, we do not provide perquisites to our named executive officers at the senior vice president level.

We provide limited perquisites to our Chief Executive Officer as discussed below.  We believe these perquisites benefit us and our shareholders by ensuring that our Chief Executive Officer is able to maintain a regular presence at our headquarters to meet his duties and responsibilities in full.

Chief Executive Officer Perquisites

Pursuant to his April 30, 2008 employment agreement, we provide Mr. Rossetti with a fully-furnished corporate apartment located near our corporate headquarters in Reston, Virginia.  We also provide Mr. Rossetti with local transportation for travel while he is located in Reston, Virginia.  In addition, we reimburse Mr. Rossetti for travel to and from his current residence to our corporate headquarters.  Travel reimbursement includes airfare, ground transportation, parking, and meals.  Mr. Rossetti is provided home office equipment and a cellular phone to assist him in executing his responsibilities, while he is absent from our headquarters.

In addition, if Mr. Rossetti recognizes income for income tax purposes as a result of our payment of certain expenses, we are obligated to make a tax gross-up payment to Mr. Rossetti based upon the additional tax liability.

Change of Control

Messrs. Rossetti, Johnston, Connell, and Omsberg have change of control arrangements through their employment agreements.  Messrs. Fountain, Lawler, and Beckerman and Ms. Tully had change of control arrangements through their employment agreements or a separate change of control agreement.  We provide change of control arrangements to our executives to promote stability and continuity at a time when the departure of executive officers would be detrimental to our growth and development and shareholder value.  Executives are entitled to change of control payments upon termination within one year of a change of control event.  Payments are due to the executive within thirty days of such termination.  For a change of control provision to be triggered, the change of control event, as defined below, must occur and the executive's employment must terminate.

A change of control is defined in our employment agreements as:

•
any person, entity or affiliated group becoming the beneficial owner or owners of more than 50% of the outstanding equity securities of Tier, or otherwise becoming entitled to vote shares representing more than 50% of the undiluted total voting power of our then-outstanding securities eligible to vote to elect members of the Board;

•
a consolidation or merger (in one transaction or a series of related transactions) of Tier pursuant to which the holders of our equity securities immediately prior to such transaction or series of transactions would not be the holders immediately after such transaction or series of related transactions of more than 50% of the securities eligible to vote to elect members of the Board of the entity surviving such transaction or series of related transactions;

•	the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier;

•	the dissolution or liquidation of Tier; or

•
the date on which (i) we consummate a "going private" transaction pursuant to Section 13 and Rule 13e-3 of the Exchange Act, or (ii) no longer have a class of equity securities registered under the Exchange Act .

Tier Technologies, Inc.

Under Mr. Beckerman's change of control agreement, the following also constituted a change of control:

•
any person, entity or affiliated group becoming the beneficial owner or owners of more than 50% of the outstanding equity securities of Tier, or of a subsidiary that holds substantial assets or is the primary location of the strategic business unit or practice unit in which Mr. Beckerman was engaged or otherwise becoming entitled to vote shares representing more than 50% of the undiluted total voting power of the then-outstanding securities eligible to vote to elect members of the board of directors or of the business unit or practice unit's board of directors.

Under Mr. Rossetti’s change of control agreement, each of the following would constitute a "change of control":

•
any person, entity or affiliated group becoming the beneficial owner or owners of more than 35% of the outstanding equity securities of Tier, or otherwise becoming entitled to vote shares representing more than 35% of the undiluted total voting power of our then-outstanding securities eligible to vote to elect members of the Board;

•
a consolidation or merger (in one transaction or a series of related transactions) of Tier pursuant to which the holders of our equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 65% of the securities eligible to elect members of the board of directors of the entity surviving such transaction or series of related transactions; or

•	the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier.

In fiscal year 2008, specific pay-outs under change of control provisions were determined through negotiations of each individual's employment agreement.  For actual and potential payments upon a change of control arrangements for our named executive officers, see Potential Payments Upon Termination or Change in Control section of Executive Compensation on page 23.

Payouts to Named Executive Officers in Connection with Termination of Employment

On December 12, 2007, we entered into a transition agreement with Ms. Tully for employment separation effective March 31, 2008 for the payment of one year’s base salary in a single lump sum payment at $220,000, the provision of COBRA benefit reimbursement for a period of 12 months, and the reimbursement of out-placement services not to exceed $7,500.  In addition, we entered into a consulting agreement with Ms. Tully for a period of April 2008 through September 2008, pursuant to which we compensated her $18,333 per month.

Mr. Lawler's employment with Tier terminated on September 26, 2008.  Pursuant to his employment agreement dated October 29, 2007, Mr. Lawler was entitled to a lump sum payment equal to one times his annual base salary of $237,000 and the reimbursement of COBRA benefits for a period of up to 12 months.

Mr. Beckerman's employment with Tier terminated on September 30, 2008.  Pursuant to his employment agreement dated October 29, 2007, Mr. Beckerman was entitled to a lump sum payment of two times his annual base compensation of $220,000, and reimbursement of COBRA benefits for a period of 18 months.  In addition, we entered into a consulting agreement with Mr. Beckerman for a period of October and November 2008, pursuant to which we compensated him $19,866 per month.

Tier Technologies, Inc.

Tax and Accounting Implications

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows federal tax deductions for compensation in excess of $1.0 million paid to the Chief Executive Officer and the next four highly paid officers.  Compensation that is "performance-based" within the meaning of the Code does not count toward the $1.0 million limit.  We believe it is in our best interest, to the extent practicable, to have executive compensation be fully deductible under the Code.  However, the Compensation Committee has full discretion to provide compensation that potentially may not be fully deductible.

Accounting for Share-Based Compensation

Effective October 1, 2005, we began accounting for share-based payments in accordance with the requirements of Statement of Financial Accounting Standard No. 123(R)—Share-Based Payment.  As such, we value the options granted based on the grant date fair value using the Black-Scholes model.  We value RSUs using a Monte Carlo simulation option pricing model.  We recognize compensation expense over the vesting period of the option or RSU grants, which ranges from three to five years.  Additional information about the valuation of our options and RSUs can be found in Note 13—Share-Based Payment of our Annual Report on Form 10-K for fiscal year ended September 30, 2008.

EXECUTIVE COMPENSATION

This section provides certain tabular and narrative information regarding the compensation of our principal executive and financial officers and our other most highly compensated executive officers for the fiscal year ended September 30, 2008.  Messrs. Johnston and Omsberg became named executive officers during fiscal 2008; therefore only fiscal 2008 information is reported for these individuals.   For additional information regarding compensation of the named executive officers, see Compensation Discussion and Analysis beginning on page 6.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation of our named executive officers during the fiscal years ended September 30, 2008 and 2007:

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock awards ($)(2)	Option awards ($) (2)	Non-equity incentive plan compensation ($) (3)	All other compensation ($) (4)	Total ($)
Ronald L. Rossetti Chief Executive Officer, Chairman of the Board	2008	$589,231	$390,513	$264,583	$—	$—	$278,363	$1,522,690
	2007	600,000	600,000	—	119,375	—	230,710	1,550,085

Ronald W. Johnston (5) Senior Vice President, Chief Financial Officer	2008	172,158	68,750	—	58,326	—	4,943	304,177

Kevin C. Connell Senior Vice President Sales and Marketing	2008	251,923	50,000	—	62,270	—	6,685	370,878
	2007	245,796	—	—	121,177	167,808	19,482	554,263

Keith S. Omsberg Vice President, General Counsel and Secretary	2008	188,000	92,500	—	50,706	—	5,585	336,791

Tier Technologies, Inc.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock awards ($) (2)	Option awards ($) (2)	Non-equity incentive plan compensation ($) (3)	All other compensation ($) (4)	Total ($)
David E. Fountain (6) Senior Vice President, Chief Financial Officer and Treasurer	2008	181,731	—	—	52,969	—	147,987	382,687
	2007	338,942	50,000	—	67,313	175,000	137,174	768,429

Michael A. Lawler (7) Senior Vice President Electronic Payment Processing	2008	232,442	—	—	71,313	—	272,008	575,763
	2007	234,402	—	—	67,845	21,000	5,606	328,853

Deanne M. Tully (8) Vice President, General Counsel and Corporate Secretary	2008	110,846	—	—	21,507	—	255,696	388,049
	2007	219,117	—	—	48,805	—	5,204	273,126

Steven M. Beckerman (9) Senior Vice President, Government Business Process Outsourcing	2008	221,692	—	—	106,356	—	464,947	792,995
	2007	220,000	—	—	61,071	—	5,204	286,275

(1)       Reflects bonus payouts for fiscal years 2008 and 2007:

Name	Year	Employment agreement	Discretionary	Total bonus payout
Ronald L. Rossetti	2008	$166,667	$223,846	$390,513
	2007	600,000	—	600,000

Ronald W. Johnston	2008	68,750	—	68,750

Kevin C. Connell	2008	—	50,000	50,000

Keith S. Omsberg	2008	—	92,500	92,500

David E. Fountain	2007	—	50,000	50,000

See page 10 for additional information on bonus payments.

(2)
The amounts included in these columns reflect the value of stock awards and stock option awards that were recognized as an expense for financial statement reporting purposes in fiscal 2008 and 2007, calculated pursuant to Statement of Financial Accounting Standards 123R—Share-Based Payment, excluding any estimate of forfeitures.  Accordingly, the columns include amounts relating to awards granted during and prior to the year indicated.  The following table summarizes the amounts shown in the "Stock Awards" and "Option Awards" columns and the amount included for each such award for fiscal 2008.  Assumptions used in the calculation of these amounts and the amounts for fiscal 2007 are included in footnote 13 to the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2008.

Tier Technologies, Inc.

	Stock Awards			Option Awards
Name	Date of award	Total number of shares underlying shares awarded (#)	Amount included in fiscal 2008 ($)	Date of award	Total number of shares underlying options awarded (#)	Amount included in fiscal 2008 ($)
Ronald L. Rossetti	4/30/08	550,000	$264,583	—	—	$—

Ronald W. Johnston	—	—	—	7/1/08	200,000	58,326

Kevin C. Connell	—	—	—	10/4/02	25,000	608
				7/3/03	25,000	19,265
				12/1/03	5,000	5,122
				11/1/04	3,000	2,891
				9/13/06	10,000	6,851
				11/28/06	40,000	27,533
						62,270

Keith S. Omsberg	—	—	—	12/1/03	3,000	3,073
				11/1/04	3,000	2,891
				9/13/06	10,000	6,852
				10/1/07	30,000	25,453
				12/10/07	20,000	12,437
						50,706

David E. Fountain	—	—	—	8/12/05	75,000	35,655
				8/24/06	40,000	17,314
						52,969

Michael A. Lawler	—	—	—	11/1/04	50,000	48,179
				8/24/06	40,000	23,134
						71,313

Deanne M. Tully	—	—	—	12/1/03	10,000	5,124
				11/1/04	10,000	4,819
				8/24/06	40,000	11,564
						21,507

Steven M. Beckerman	—	—	—	4/7/06	50,000	62,439
				8/24/06	40,000	43,917
						106,356

    (3)         Reflects cash incentive payouts for fiscal year 2007 under various non-equity incentive plans.

Name	Year	Incentive plan	Total non-equity incentive payout
Kevin C. Connell	2007	167,808	167,808

Michael A. Lawler	2007	21,000	21,000

See page 11 for additional information on 2008 performance metrics and payouts.

    (4)          Consists of:
• the aggregate incremental cost to Tier of providing perquisites and other personal benefits;
• company matching contributions under 401(k) plans;
• tax reimbursement payments relating to certain business and non-business travel; and
• severance expenses.
The following table summarizes the amounts shown in the "All Other Compensation" column:

Tier Technologies, Inc.

Name	Year	Perquisites (a)	401	(k)	Tax reimbursement	Severance (b)	Total all other compensation
Ronald L. Rossetti	2008	$183,338	$6,900		$88,125	$—	$278,363
Ronald L. Rossetti	2007	191,435	6,750		32,525	—	230,710

Ronald W. Johnston	2008	—	4,943		—	—	4,943

Kevin C. Connell	2008	—	6,685		—	—	6,685
Kevin C. Connell	2007	13,648	5,834		—	—	19,482

Keith S. Omsberg	2008	—	5,585		—	—	5,585

David E. Fountain	2008	40,371	5,574		23,921	78,121	147,987
David E. Fountain	2007	88,310	6,750		42,114	—	137,174

Michael A. Lawler	2008	—	6,750		—	265,258	272,008
Michael A. Lawler	2007	—	5,606		—	—	5,606

Deanne M. Tully	2008	—	4,173		—	251,523	255,696
Deanne M. Tully	2007	—	5,204		—	—	5,204

Steven M. Beckerman	2008	—	6,600		—	458,347	464,947
Steven M. Beckerman	2007	—	5,204		—	—	5,204

(a)   See Perquisites and Benefits in the Compensation Discussion and Analysis on page 13 for a discussion on perquisites provided to executives. Perquisites include:
• expenses for corporate apartments, including utilities;
• air and ground transportation, meals and lodging for personal travel; and
• legal consultation fees relating to negotiation and review of employment agreement.
The following table summarizes the amounts shown in the "Perquisites" column:

Name	Year	Corporate apartment	Travel	Legal consultation	Other
Ronald L. Rossetti	2008	$39,096	$113,431	$30,811	$—
Ronald L. Rossetti *	2007	41,232	130,375	19,828	—

Kevin C. Connell *	2008	—	—	—	—
	2007	—	13,648	—	—

David E. Fountain	2008	20,420	19,951	—	—
David E. Fountain	2007	34,166	32,144	22,000	—

* Includes travel by chartered private jet for business meeting which Mr. Connell and Mr. Rossetti attended. Total cost was $27,295 and is split equally between Mr. Connell and Mr. Rossetti.

(b) The amount in the severance column consists of severance payments and reimbursement for personal time off accrued but not used as of termination date.

    (5)   Mr. Johnston served as interim Chief Financial Officer from April 2008 to June 2008.
    (6)   Mr. Fountain's employment with us terminated April 4, 2008.
    (7)   Mr. Lawler's employment with us terminated September 26, 2008.
    (8)   Ms. Tully's employment with us terminated March 31, 2008.  From April 2008 to September 2008, Ms. Tully served as an independent consultant to Tier and was compensated $18,333 per month.
    (9)   Mr. Beckerman's employment with us terminated September 30, 2008.

Tier Technologies, Inc.

FISCAL 2008 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding grants of plan-based awards made to the named executive officers during the fiscal year ended September 30, 2008:

		Estimated future payouts under Non-Equity Incentive Plan Awards (1)			All other stock awards: Number of shares of stock(#) (5)	All other option awards: Number of Securities Underlying Options(#)
Name	Grant date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)			Exercise or base price of option awards ($) (6)	Grant date fair value of stock and option awards ($) (7)
Ronald L. Rossetti	04/30/08 (8)	$ —	$ —	$ —	550,000	—	$ —	$ —

Ronald W. Johnston	07/01/08 (9)	—	68,750	103,125	—	200,000 (15)	8.01	701,840

Kevin C. Connell	12/10/07 (10)	34,321	57,051	114,103	—	—	—	—

Keith S. Omsberg	12/10/07 (11)	9,870	16,450	32,900	—	—	—	—
	10/01/07 (12)	—	—	—	—	30,000 (16)	10.20	127,614
	12/10/07 (12)	—	—	—	—	20,000 (16)	9.25	77,152

David E. Fountain	12/10/07 (13)	47,923	79,872	159,744	—	—	—	—

Michael A. Lawler	12/10/07 (14)	32,451	54,085	108,170	—	—	—	—

Deanne M. Tully	—	—	—	—	—	—	—	—

Steven M. Beckerman	—	—	—	—	—	—	—	—
(1) For additional information concerning performance metrics and payouts of non-equity incentive plan awards see page 10.
(2)   The threshold amount represents the amounts payable to the executive if we met a specific percentage of our corporate performance goal and practice unit performance goal, if applicable, for fiscal 2008 under the applicable plans.

(3)   The target amount represents the amounts payable to the executive if we met our corporate performance goal and, if applicable,  practice unit performance goal for fiscal 2008 under the applicable plans.

(4)   The maximum estimated future payout for Mr. Johnston was 75% of his base salary from April 2008 – September 2008.  The maximum estimated future payout for Messrs. Connell, Fountain and Lawler represent the amounts payable to the executive if we met 107% of our corporate performance goal, and , if applicable, practice unit performance goal.

(5)   The shares vest April 30, 2011 provided the following share price performance targets are met and maintained for 60 consecutive days: 180,000 shares at share target price of $11, 185,000 shares at share target price of $13, and 185,000 shares at target price of $15.  Of the 185,000 shares at target price of $15, 50,000 shares are intended to be settled in cash.

(6) The exercise price of the options granted to the individuals shown above was the closing price of Tier's common stock on the day prior to the grant date.
(7) Represents the full grant date fair value of each equity-based award, computed in accordance with SFAS 123R.
(8) Awarded under the terms of Mr. Rossetti’s employment agreement.
(9) Awarded under the terms of Mr. Johnston’s employment agreement.
(10)  Awarded under the MIP, adopted by the Compensation Committee on December 10, 2007.  On July 22, 2008, the Committee determined the performance metrics would not be met, and no awards were made under the MIP.

(11)  Awarded under the MIP, adopted by the Compensation Committee on December 10, 2007.  On July 22, 2008, the Committee determined the performance metrics would not be met, and no awards were made under the MIP.

(12) Award under the Company’s Amended and Restated 2004 Stock Incentive Plan.
(13)  Awarded under the MIP, adopted by the Compensation Committee on December 10, 2007.  On July 22, 2008, the Committee determined the performance metrics would not be met, and no awards were made under the MIP.

(14)  Awarded under the MIP, adopted by the Compensation Committee on December 10, 2007.  On July 22, 2008, the Committee determined the performance metrics would not be met, and no awards were made under the MIP.

(15)  These options were awarded to Mr. Johnston upon his hire.  These options vest as to 34% of the underlying shares the first year and 33% each subsequent year on the anniversary of the date granted and expire in ten years.

(16)  Of the 50,000 total options awarded to Mr. Omsberg, 20,000 were merit based and 30,000 were awarded in connection with his promotion to Corporate Secretary.  These options vest as to 20% on the anniversary of the date granted and expire in ten years.

Tier Technologies, Inc.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table sets forth for each named executive officer certain information about stock options and unvested and unearned equity incentive plan awards held at the end of the fiscal year ended September 30, 2008:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable (a)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units, or other rights that have not vested (#) (b)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (c)

Ronald L. Rossetti	10,000	—		$17.75	01/27/09
	20,000	—		6.81	07/25/09
	25,000	—		6.94	01/21/11
	10,000	—		19.56	01/22/12
	10,000	—		13.75	01/30/13
	15,000	—		8.62	01/27/14
	5,000	—		9.77	10/07/14
	20,000	—		8.30	06/29/15
	300,000	—		5.50	07/25/16
									180,000		$1,324,800
									185,000		1,361,600
						50,000	(d)	$368,000	135,000	(d)	993,600
	415,000	—				50,000			500,000

Ronald W. Johnston	—	200,000	(1)	8.01	06/30/18

Kevin C. Connell	25,000	—		16.90	10/03/12
	25,000	—		7.86	07/02/13
	4,000	1,000	(2)	7.81	11/30/13
	1,800	1,200	(3)	8.60	10/31/14
	4,000	6,000	(4)	7.05	09/12/16
	8,000	32,000	(5)	7.10	11/27/16
	67,800	40,200

Keith Omsberg	2,500	—		16.04	07/04/12
	2,400	600	(6)	7.81	11/30/13
	1,800	1,200	(7)	8.60	10/31/14
	4,000	6,000	(8)	7.05	09/12/16
	—	30,000	(9)	10.20	09/30/17
	—	20,000	(10)	9.25	12/09/17
	10,700	57,800

David E. Fountain	—	—		—	—

Michael A. Lawler (e)	30,000	—		8.60	10/31/14
	16,000	—		5.95	08/23/16
	46,000	—

Deanne M. Tully	—	—		—	—

Steven M. Beckerman (f)	30,000	—		8.70	04/06/16
	24,000	—		5.95	08/23/16
	54,000	—

Tier Technologies, Inc.

(a) Vesting of the unexercisable option awards are set forth below:

Name	Footnote reference	Vesting date	Number
Ronald W. Johnston	(1)	07/01/09	66,666
		07/01/10	66,667
		07/01/11	66,667

Kevin C. Connell	(2)	12/01/08	1,000

	(3)	11/01/08	600
		11/01/09	600

	(4)	09/13/09	2,000
		09/13/10	2,000
		09/13/11	2,000

	(5)	11/28/08	8,000
		11/28/09	8,000
		11/28/10	8,000
		11/28/11	8,000

Keith S. Omsberg	(6)	12/01/08	600

	(7)	11/01/08	600
		11/01/09	600

	(8)	09/13/09	2,000
		09/13/10	2,000
		09/13/11	2,000

	(9)	10/01/08	6,000
		10/01/09	6,000
		10/01/10	6,000
		10/01/11	6,000
		10/01/12	6,000

	(10)	12/10/08	4,000
		12/10/09	4,000
		12/10/10	4,000
		12/10/11	4,000
		12/10/12	4,000

(b)	The shares vest April 30, 2011 provided the following share price performance targets are met and maintained for 60 consecutive days.

Share price performance target	Number of units
$11	180,000
13	185,000
15	185,000	(c)

(c)	The market value was determined by multiplying $7.36 (the closing price of Tier's stock at September 30, 2008) by the number of shares.

(d) Of the 185,000 shares at the $15 share price performance target, 50,000 shares are payable in cash.

(e) Mr. Lawler's employment with us terminated September 26, 2008; as such, all options ceased vesting on that date.

(f)	Mr. Beckerman's employment with us terminated September 30, 2008; as such, all options ceased vesting on that date.

Tier Technologies, Inc.

FISCAL 2008 OPTION EXERCISES AND STOCK VESTED

The following table sets forth for each named executive officer certain information about stock options that were exercised during the fiscal year ended September 30, 2008:

Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Ronald L. Rossetti	—	$—

Ronald W. Johnston	—	—

Kevin C. Connell	—	—

Keith S. Omsberg	—	—

David E. Fountain	150	323
	200	462
	1,349	2,765
	4,900	10,633
	1,400	3,220
	7,999	17,403

Michael A. Lawler	—	—

Deanne M. Tully	8,000	15,600

Steven M. Beckerman	—	—

Potential Payments Upon Termination or Change of Control

This section provides information regarding payments and benefits to the named executive officers that were or would be triggered by termination of the officer's employment (including resignation, voluntary termination, or involuntary termination) or a change of control of Tier.  A change of control has been defined in the Change of Control section of the Compensation Discussion and Analysis on page 14.

Other key terms within our employment agreements with our named executive officers are "cause" and "good reason".  They are defined as follows:

Cause shall mean a finding by Tier of:

•	a conviction of the named executive officer of, or a plea of guilty or nolo contendere by the named executive officer to, any felony;

•	an intentional violation by the named executive officer of federal or state securities laws;

•	willful misconduct or gross negligence by the named executive officer that has or is reasonably likely to have a material adverse effect on Tier;

•	a failure of the named executive officer to perform his or her reasonably assigned duties for Tier that has or is reasonably likely to have a material adverse effect on Tier;

•	a material violation by the named executive officer of any material provision of our Business Code of Conduct (or successor policies on similar topics) or any other applicable policies in place;

Tier Technologies, Inc.

•
a violation by the named executive officer of any provision of our Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement with the named executive officers; or

•	fraud, embezzlement, theft or dishonesty by the named executive officer against Tier.

Good reason shall mean, without the named executive officer's prior written consent, the occurrence of any of the following:

•	any reduction in the named executive officer's base salary;

•	any material diminution of the named executive officer's duties, responsibilities, powers, or authorities;

•	any relocation of his or her principal place of employment by more than 50 miles or requirement that the executive relocate his or her principal place of residence by more than 50 miles; or

•	a material breach by Tier of any material provision of the employment agreement.

Under our corporate policy, all employees, including our named executive officers, are entitled to payments for base salary and payout of any accrued personal time off, or PTO, accrued through the termination date, but not yet paid.

Employment Agreement—Chief Executive Officer

On April 30, 2008, we entered into an employment agreement with our Chief Executive Officer, Ronald L. Rossetti.  Pursuant to the terms of this agreement, Mr. Rossetti is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event and provided Mr. Rossetti signs a separation release.  The following table describes the maximum potential payments that would have been due to Mr. Rossetti as of September 30, 2008, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Death or disability (3)	Change of control (4)
Salary	$10,769	$10,769	$410,769	$410,769	$410,769	$810,769
Bonus	166,667	166,667	949,743	949,743	558,205	783,076
Stock options (5)	579,500	579,500	579,500	579,500	579,500	579,500
Restricted stock units (6)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	—	12,000
Perquisites	—	—	—	—	—	—
Accrued PTO	(13,729)	(13,729)	(13,729)	(13,729)	(13,729)	(13,729)
Total	$743,207	$743,207	$1,938,283	$1,938,283	$1,534,745	$2,171,616

(1) Amounts reflect maximum salary earned and prior year bonus accrued but not paid prior to date of termination and personal time off accrued through date of occurrence.
(2)    Amounts reflect maximum salary earned and prior year bonus accrued but not yet paid prior to date of termination, one year base salary, bonus equal to average historic bonus prorated for number of months worked prior to occurrence, bonus equal to average historic bonus, immediate vesting of all stock options, restricted stock grants and restricted stock units already issued under Mr. Rossetti’s Enterprise Value Award, or the EVA plan, twelve months continuation of health benefits and personal time off accrued through September 30, 2008.

(3)    Amounts reflect maximum salary earned and prior year bonus accrued but not paid prior to date of termination, one year base salary and bonus equal to average annual bonus paid for the previous three years, or average historic bonus and immediate vesting of all stock options, restricted stock grants, restricted stock units already issued under the EVA plan and personal time off accrued through September 30, 2008.

(4)    Amounts reflect two times (a) the base salary plus (b) bonus equal to average historic bonus, immediate vesting of any stock options, restricted stock grants and restricted stock units already issued under the EVA plan, twelve months continuation of health benefits and personal time off accrued through September 30, 2008.

(5) The amount represents the value of vested options as of September 30, 2008 at a closing price of $7.36.
(6) As of September 30, 2008, the target price for the vesting of the restricted stock units had not been met, therefore all units were considered unvested.

Tier Technologies, Inc.

Employment Agreement—Chief Financial Officer

On July 1, 2008, we entered into an employment agreement with our Chief Financial Officer, Ronald W. Johnston.  Pursuant to the terms of this agreement, Mr. Johnston is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event and provided Mr. Johnston signs a separation release.  The following table describes the maximum potential payments that would have been due to Mr. Johnston as of September 30, 2008, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Death or disability (2)	Change of control (3)
Salary	$7,404	$7,404	$282,404	$282,404	$282,404	$557,404
Bonus	68,750	68,750	68,750	68,750	68,750	68,750
Stock options (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	12,684	12,684	12,684	12,684	12,684	12,684
Total	$88,838	$88,838	$375,838	$375,838	$375,838	$656,838

(1)    Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination date and personal time off accrued through date of occurrence.

(2)    Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, one year base salary, twelve months continuation of health benefits and personal time off accrued through September 30, 2008.

(3)    Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to average historic bonus, bonus equal to average historic bonus prorated for the number of months worked, immediate vesting of any stock options, eighteen months continuation of health benefits and personal time off accrued through September 30, 2008.

(4) The amount represents the value of vested options as of September 30, 2008 at a closing price of $7.36.

Employment Agreement—Senior Vice President, Sales and Marketing

We have an employment agreement with Mr. Connell.  Pursuant to the terms of this agreement, if his employment is terminated for reasons other than for cause, Mr. Connell is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event provided he signs a separation release.  The following table describes the maximum potential payments that would have been due to Mr. Connell as of September 30, 2008, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Death or disability (2)	Change of control (3)

Salary	$6,731	$6,731	$256,731	$256,731	$256,731	$506,731
Bonus	—	—	—	—	—	335,616
Stock options (4)	3,320	3,320	3,320	3,320	3,320	8,100
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	42,067	42,067	42,067	42,067	42,067	42,067
Total	$52,118	$52,118	$314,118	$314,118	$314,118	$910,514

Tier Technologies, Inc.

(1)    Amounts reflect maximum salary earned but not yet paid prior to date of termination, accrued prior year bonus not yet paid prior to date of termination and personal time off accrued through September 30, 2008.

(2)    Amounts reflect maximum salary earned but not yet paid prior to date of termination, accrued prior year bonus not yet paid prior to date of termination, one year base salary, twelve months continued health benefits and personal time off accrued through September 30, 2008.

(3)    Mr. Connell's change of control amounts reflect maximum salary earned but not yet paid prior to date of termination, accrued prior year bonus not yet paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average bonus paid over the last three years, immediate vesting of options that would have vested within eighteen months of September 30, 2008, eighteen months continued health benefits and personal time off accrued through September 30, 2008.

(4) The amount represents the value of vested options as of September 30, 2008 at a closing price of $7.36.

Vice President, General Counsel and Corporate Secretary

We have an employment agreement with Mr. Omsberg, whereby, if his employment is terminated for reasons other than for cause, he is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event provided he signs a separation release.  The following table describes the maximum potential payments that would have been due to Mr. Omsberg as of September 30, 2008, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Death or disability (2)	Change of control (3)

Salary	$5,115	$5,115	$195,115	$195,115	$195,115	$385,115
Bonus	—	—	—	—	—	67,466
Stock options (4)	1,240	1,240	1,240	1,240	1,240	1,860
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	17,717	17,717	17,717	17,717	17,717	17,717
Total	$24,072	$24,072	$226,072	$226,072	$226,072	$490,158

(1)    Amounts reflect maximum salary earned but not yet paid prior to date of termination, accrued prior year bonus not yet paid prior to date of termination and personal time off accrued through September 30, 2008.

(2)    Amounts reflect maximum salary earned but not yet paid prior to date of termination, accrued prior year bonus not yet paid prior to date of termination, one year base salary, twelve months continued health benefits and personal time off accrued through September 30, 2008.

(3)    Amounts reflect maximum salary earned but not yet paid prior to date of termination, accrued prior year bonus not yet paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average bonus paid over the preceding three years, immediate vesting of options that would have vested within eighteen months of September 30, 2008, eighteen months continued health benefits and personal time off accrued through September 30, 2008.

(4) The amount represents the value of vested options as of September 30, 2008 at a closing price of $7.36.

Payouts to Named Executive Officers in Connection with Termination of Employment

On December 12, 2007, we entered into a transition agreement with Ms. Tully for employment separation effective March 31, 2008 for the payment of one year’s base salary in a single lump sum payment at $220,000, COBRA benefit reimbursement for a period of 12 months, and the reimbursement of out-placement services not to exceed $7,500.  In addition, we entered into a consulting agreement with Ms. Tully for a period of April 2008 through September 2008, pursuant to which we compensated her $18,333 per month.

Mr. Lawler's employment with Tier terminated on September 26, 2008.  Pursuant to his employment agreement dated October 29, 2007, Mr. Lawler was entitled to a lump sum payment equal to one times his annual base salary of $237,000 and the reimbursement of COBRA benefits for a period of up to 12 months.

Tier Technologies, Inc.

Mr. Beckerman's employment with Tier terminated on September 30, 2008.  Pursuant to his employment agreement dated October 29, 2007, Mr. Beckerman was entitled to a lump sum payment of two times his annual base compensation of $220,000, and reimbursement of COBRA benefits for the period of 18 months.  In addition, we entered into a consulting agreement with Mr. Beckerman for a period of October and November 2008, pursuant to which we compensated him $19,866 per month.

DIRECTOR COMPENSATION

The Governance and Nominating Committee of the Board determines the compensation of our non-employee Board members.  Compensation is reviewed annually and when the Governance and Nominating Committee deems necessary, and is compared with companies of similar nature, capital investment, revenues, and headcount.  In addition to the results of a peer study, prior annual retainers and per-meeting fees are taken into account to determine overall compensation.

The following table describes the compensation program for our non-employee directors:

Pay component	Fiscal 2008	Effective October 1, 2008
Board retainer (payable quarterly in arrears)	$15,000	$20,000

Board member fee (per meeting)
In-person meeting	1,000	1,000
Telephonic meeting	1,000	500

Committee chair retainer (payable quarterly in arrears)
Audit committee	5,000	5,000
All other committees	—	2,500

Committee meeting fee (per meeting)
In-person meeting	1,000	1,000
Telephonic meeting	1,000	500

Lead director retainer (payable quarterly in arrears)	5,000	5,000

Effective as of March 6, 2007, a Special Committee for Divestments was created.  The Special Committee for Divestments advised management in the divestment process and assisted in evaluating offers for certain business units.  The Special Committee for Divestments consisted of Morgan P. Guenther (Chair), Bruce R. Spector, John J. Delucca, and Ronald L. Rossetti.  The chair of the Special Committee for Divestments was paid an annual retainer of $20,000, payable quarterly in arrears.  The Board dissolved the Special Committee for Divestments effective October 1, 2008, because we had substantially completed our divestment program.

In addition, we reimburse our Board members for reasonable expenses, including travel related expenses, incurred to attend Board and/or committee meetings.

Effective October 1, 2008, the Governance and Nominating Committee has authorized an annual equity award, granted on the date of the annual stockholder meeting, of 9,000 restricted stock units payable in cash and vesting in full three years from the date of grant.  The vesting and payout provisions of the restricted stock units are as follows:

•	Death and disability—Pro rata vesting; immediate payout

•	Voluntary resignation—Pro rata vesting; payable at end of 3-year vesting period

•	Termination for cause—Forfeit entire award

•	Change-in-control—100% vesting, payable on date of change-in-control

Tier Technologies, Inc.

Prior to October 1, 2008, each non-employee director was granted options to purchase 20,000 shares of common stock upon the election to the Board by the stockholders at each Annual Meeting of Stockholders, which options were fully vested upon grant.  Prior to October 1, 2008, each non-employee director elected by the Board, and not by the stockholders in conjunction with an annual meeting, was granted an option on the date of his or her election to purchase a number of shares of common stock calculated by multiplying 1,677 by the number of full calendar months remaining from the date of his or her initial election to the Board until the first anniversary of the prior year's annual meeting.  The closing sale price of a share of our common stock on the date of the option grant was the exercise price of the option, consistent with the way we determine exercise prices on other option grants.

Mr. Rossetti, the only director who is also a Tier employee, receives no compensation for serving as a director.

Fiscal 2008 Director Compensation

For our fiscal year ended September 30, 2008, our directors were compensated in the manner described above.  The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2008.  David A. Poe joined our Board of Directors on October 1, 2008, and therefore is not included in the following table.

Name	Fees earned or paid in cash ($)	Option awards ($) (1) (2)	Total ($)
Charles W. Berger (Chair Audit Committee)	$54,000	$153,497	$207,497
Samuel Cabot III (Chair Compensation Committee and Lead Director)	56,000	153,497	209,497
John J. Delucca	35,750	63,326	99,076
Morgan P. Guenther (Chair Special Committee for Divestitures and Chair Governance and Nominating Committee)	67,000	153,497	220,497
Philip G. Heasley	3,750	35,422	39,172
T. Michael Scott (3)	21,250	90,171	111,421
Bruce R. Spector (3)	21,250	90,171	111,421
James R. Stone (4)	31,750	63,326	95,076

(1)
The amounts included in this column reflect the value of option awards that were recognized as an expense for financial statement reporting purposes in fiscal 2008, calculated pursuant to SFAS 123R.  Assumptions used in the calculation of these amounts are included in footnote 13 to the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2008.  The following table sets forth each option award represented in the column and the amount included for each such award:

Name	Date of award	Number of shares underlying options (#)		Amount included in fiscal 2008 ($)
Charles W. Berger	08/24/06	40,000	*	$90,171
	02/28/08	20,000		63,326

Samuel Cabot III	08/24/06	40,000	*	90,171
	02/28/08	20,000		63,326

John J. Delucca	02/28/08	20,000		63,326

Morgan P. Guenther	08/24/06	40,000	*	90,171
	02/28/08	20,000		63,326

Philip G. Heasley	08/01/08	10,002		35,422

T. Michael Scott	08/24/06	40,000	*	90,171

Bruce R. Spector	08/24/06	40,000	*	90,171

James R. Stone	02/28/08	20,000		63,326
*   On August 24, 2006, our non-employee Board members were granted options to purchase 40,000 shares of common stock, which vest as to 20% of the underlying shares granted on the anniversary of the grant date. On December 10, 2007, the Compensation Committee passed a resolution to accelerate the vesting of these options effective December 7, 2007.

Tier Technologies, Inc.

(2)           The following table sets forth the outstanding options held by each of our non-employee directors as of September 30, 2008:

Name	Options outstanding (#)
Charles W. Berger	140,000
Samuel Cabot III	200,000
John J. Delucca	40,000
Morgan P. Guenther	150,000
Philip G. Heasley	10,002
James R. Stone	38,337

(3)           Mr. Scott and Mr. Spector did not stand for re-election at our 2008 Annual Meeting.

(4)           Mr. Stone was a director during fiscal year 2008 but has not been nominated for re-election at our 2009 Annual Meeting.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this proxy statement.

The foregoing report is given by the members of the Compensation Committee:  Samuel Cabot, III (Chair), Morgan P. Guenther, and Philip G. Heasley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2008, the members of the Compensation Committee were Messrs. Cabot, Berger, Guenther, and Heasley, none of whom was a current or former officer or employee of Tier and none of whom had any related person transaction involving Tier.  No interlocking relationships exist between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other entity.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

Directors and Executive Officers

The following table sets forth certain information regarding the ownership of our common stock as of January 16, 2009 by: (i) each director and director nominee; (ii) each of the named executive officers (as set forth in the Summary Compensation Table); and (iii) all executive officers and directors of Tier as a group.  Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

Tier Technologies, Inc.

	Common stock beneficially owned
Name of beneficial owner (1)	Total number of shares		Percent of class(2)
Charles W. Berger	140,000	(3)	*
Samuel Cabot III	214,810	(4)	1.1%
John J. Delucca	40,000	(5)	*
Morgan P. Guenther	151,000	(6)	*
Philip G. Heasley	10,002	(7)	*
David A. Poe	6,668	(8)	*
James R. Stone	38,337	(9)	*
Steven M. Beckerman	—		*
Kevin C. Connell	77,400	(10)	*
David E. Fountain	—		*
Ronald W. Johnston	—		*
Michael A. Lawler	131,704		*
Keith S. Omsberg	21,900	(11)	*
Ronald L. Rossetti	442,365	(12)	2.2%
Deanne M. Tully	—		*
All directors and executive officers as a group (13 persons)	1,142,482	(13)	5.5%
* Less than 1%
(1) Address: 10780 Parkridge Blvd, Suite 400, Reston, Virginia 20191.
(2) The percentages shown are based on 19,734,863 shares of common stock outstanding as of January 16, 2009.
(3) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(4) Includes 195,000 shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(5) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(6) Includes 150,000 shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(7) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(8) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(9) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(10) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(11) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(12) Includes 415,000 shares issuable upon the exercise of options exercisable on or before March 17, 2009.
(13) Includes 1,094,307 shares issuable upon the exercise of options exercisable on or before March 17, 2009.

Significant Stockholders

The following table lists certain persons known by Tier to own beneficially more than five percent of Tier's outstanding shares of common stock as of January 16, 2009.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Wells Fargo & Company (1)	2,624,753	13.3%
Discovery Group I, LLC (2)	1,957,563	9.9%
Heartland Advisors, Inc. (3)	1,891,430	9.6%
Giant Investment, LLC (4)	1,799,322	9.1%
Dimensional Fund Advisors (5)	1,764,020	8.9%

(1)     Based solely on information contained in a Schedule 13G filed with the SEC on January 23, 2009 by Wells Fargo & Company and its subsidiary, Wells Capital Management Incorporated.  The address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104.  The address for Wells Capital Management Incorporated is 525 Market Street, San Francisco, California 94105.  This table reflects the shares of common stock owned by Wells Fargo & Company and Wells Capital Management Incorporated as of December 31, 2008.

(2)     Address: 191 North Wacker Drive, Suite 1685, Chicago, Illinois 60606.  Based solely on information contained in a Schedule 13D/A filed with the SEC by Discovery Group I, LLC on December 4, 2008.  Discovery Group I, LLC is the general partner of Discovery Equity Partners, L.P.  Discovery Equity Partners, L.P. beneficially owns 1,684,608 shares of common stock and Discovery Group I, LLC beneficially owns 1,957,563 shares of common stock.  In addition, Daniel J. Donoghue and Michael R. Murphy are the managing members of Discovery Group I, LLC and may be deemed to beneficially own 1,957,563 shares of common stock.

(3)     Address:  789 North Water Street, Milwaukee, Wisconsin 53202.  Based solely on information contained in a Schedule 13G/A filed with the SEC by Heartland Advisors, Inc. on February 8, 2008.  This table reflects the shares of common stock that  may be deemed beneficially owned by Heartland Advisors, Inc. as of December 31, 2007.

(4)     Address:  265 Franklin Street, 18th Floor, Boston, Massachusetts 02110.  Based solely on information contained in a Schedule 13D/A filed with the SEC by Giant Investments, LLC on December 30, 2008.  Parthenon Investors II, LP, is a managing member of Giant Investment, LLC, PCap Partners II, LLC is a general partner of Parthenon Investors II, LP, and PCap II, LLC is a managing member of PCap Partners II, LLC. As parents of Giant Investment, LLC, Parthenon Investors II, LP, PCap Partners II, LLC, and PCap II, LLC may be deemed to beneficially own their proportional interest in the shares of common stock directly and beneficially owned by Giant
          Investment, LLC, comprising 1,748,401 shares of common stock.  In addition, John C. Rutherford and Ernest K. Jacquet are control persons of various entities indirectly investing in Giant Investment, LLC and may be deemed to beneficially own a proportional interest in the shares of common stock owned by Giant Investment, LLC, comprising 1,799,322 shares of common stock.

(5)     Address:  1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.  Based solely on information contained in a Schedule 13G filed with the SEC by Dimensional Fund Advisors Inc. on February 6, 2008.  This table reflects the shares of common stock owned by Dimensional Fund Advisors Inc. on December 31, 2007.

Tier Technologies, Inc.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plan as of September 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans
Approved by security holders	2,702	$9.07	1,038
Not approved by security holders	—	—	—
Total	2,702	$9.07	1,038

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Person Transaction Policy

The Board has adopted a written policy and procedures for review, approval, and ratification of transactions involving Tier and "related persons".  Related persons include Tier's executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons, and entities in which one of these persons has a direct or indirect material interest.  The policy covers any related person transaction exceeding $50,000 in which a related person had or will have a direct or indirect material interest.

Policies and Procedures for Review, Approval, or Ratification of Related Person Transactions

•	Any related person transaction proposed to be entered into by Tier must be reported to our General Counsel.

•	The Governance and Nominating Committee shall review and approve all related person transactions, prior to effectiveness or consummation of the transaction, whenever practicable.

•
If the General Counsel determines that advance approval of a related person transaction is not practicable under the circumstances, the Governance and Nominating Committee shall review and, in its discretion, may ratify the related person transaction at the next Governance and Nominating Committee meeting, or at the next meeting following the date that the related person transaction comes to the attention of the General Counsel; provided, however, that the General Counsel may present a related person transaction arising in the time period between meetings of the Governance and Nominating Committee to the Chair of the Governance and Nominating Committee, who shall review and may approve the related person transaction, subject to ratification by the Governance and Nominating Committee at the next meeting.

•
Previously approved transactions of an ongoing nature shall be reviewed by the Governance and Nominating Committee annually to ensure that such transactions have been conducted in accordance with the previous approval granted by the Governance and Nominating Committee, if any, and that all required disclosures regarding the related person transaction are made.

Tier Technologies, Inc.

Standards for Review, Approval, or Ratification of Related Person Transaction

The Committee reviews, approves, or ratifies a related party transaction primarily based on the following standards:

•	the related person's interest in the transaction, the dollar value of the amount involved, and the dollar value of the amount of the related person's interest, without regard to profit or loss;

•	whether the transaction was undertaken in the ordinary course of business;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and

•	the purpose of, and potential benefits to us of, the transaction.

During fiscal year 2008, we purchased $627,000 of telecom services from ITC Deltacom, Inc., a company for which our director John J. Delucca serves as a member of the board of directors.  We also paid $185,000 for consultancy services to Edgar, Dunn & Company, for which our director David A. Poe serves as consultant and director.

Director Independence

Under NASDAQ rules, a director will only qualify as an "independent director" if, in the opinion of our Board, the person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board determined that each of its current directors other than Mr. Rossetti – that is, each of Charles W. Berger, Samuel Cabot III, John J. Delucca, Morgan P. Guenther, Philip G. Heasley, David A. Poe, and James R. Stone – does not have a relationship which would interfere with the exercise of independent judgment in carrying the responsibilities of a director and that each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.  T. Michael Scott and Bruce Spector served on our Board of Directors during the fiscal year ended September 30, 2008 but did not stand for re-election at our 2008 annual meeting.  Our board previously determined that each of Messrs. Scott and Spector did not have a relationship which would interfere with the exercise of independent judgment in carrying the responsibilities of a director and that each of these directors was an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by McGladrey & Pullen, LLP, or McGladrey, to us for the fiscal years ended September 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Audit Fees (1)	$251	$346
Audit Related Fees (2)	272	230
Tax Fees	—	—
All Other Fees	—	—
Total	$523	$576
(1) Represents fees for the audit of our financial statements, review of our quarterly financial statements, and advice on accounting matters directly related to the audit and audit services provided in connection with other statutory and regulatory filings.
(2) Represents fees associated with the audit of our internal controls over financial reporting to comply with Section 404 of the
     Sarbanes-Oxley Act of 2002.

Tier Technologies, Inc.

The Audit Committee has a policy requiring that it approve the scope, extent, and associated fees of any audit services provided by our independent registered public accounting firm and that it pre-approve all non-audit related services performed by the independent registered public accounting firm.  For the fiscal year ended September 30, 2008, the Audit Committee pre-approved 100% of the services performed by McGladrey and did not rely on the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act.

Tier Technologies, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: January 28, 2009	By:	/s/ RONALD L. ROSSETTI Ronald L. Rossetti Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Chief Executive Officer and Chairman of the Board (principal executive officer)	January 28, 2009
/s/ RONALD W. JOHNSTON Ronald W. Johnston	Chief Financial Officer (principal financial officer and principal accounting officer)	January 28, 2009
/s/ CHARLES W. BERGER Charles W. Berger	Director	January 28, 2009
/s/ SAMUEL CABOT III Samuel Cabot III	Director	January 28, 2009
/s/ JOHN J. DELUCCA John J. Delucca	Director	January 28, 2009
----------------------------- Morgan P. Guenther	Director
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	January 28, 2009
/s/ DAVID A. POE David A. Poe	Director	January 28, 2009
-------------------------------- James R. Stone	Director

Exhibit 31.1

CERTIFICATION

I, Ronald L. Rossetti, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of Tier Technologies, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: January 28, 2009	By: /s/ Ronald L. Rossetti
Ronald L. Rossetti
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Ronald W. Johnston, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of Tier Technologies, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: January 28, 2009	By: /s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial Officer)