Form 10-Q
period 2009-02-09
TIER TECHNOLOGIES INC
filed 2009-02-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

At January 30, 2009 there were 19,734,863 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 34, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$34,393	$47,735
Investments in marketable securities	11,485	2,415
Accounts receivable, net	5,897	4,209
Prepaid expenses and other current assets	3,108	1,863
Current assets—held-for-sale	10,293	11,704
Total current assets	65,176	67,926

Property, equipment and software, net	4,618	4,479
Goodwill	14,526	14,526
Other intangible assets, net	12,276	13,455
Investments in marketable securities	31,213	28,821
Restricted investments	7,361	7,861
Other assets	272	283
Total assets	$135,442	$137,351

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$676	$918
Accrued compensation liabilities	3,690	4,289
Accrued discount fees	7,497	5,243
Other accrued liabilities	4,608	4,667
Deferred income	1,790	1,790
Current liabilities—held-for-sale	7,988	9,061
Total current liabilities	26,249	25,968
Other liabilities	106	136
Total liabilities	26,355	26,104

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,619 and 20,619; shares outstanding: 19,735 and 19,735	190,588	190,099
Treasury stock—at cost, 884 shares	(8,684)	(8,684)
Accumulated other comprehensive income/(loss)	1	(2,504)
Accumulated deficit	(72,818)	(67,664)
Total shareholders’ equity	109,087	111,247
Total liabilities and shareholders’ equity	$135,442	$137,351

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2008	2007
Revenues	$29,740	$28,955

Costs and expenses:
Direct costs	22,418	22,234
General and administrative	6,630	7,109
Selling and marketing	1,316	2,114
Depreciation and amortization	1,459	1,296
Total costs and expenses	31,823	32,753
Loss from continuing operations before other income/(loss) and income taxes	(2,083)	(3,798)

Other income/(loss):
Loss on investment	(112)	—
Interest income, net	304	967
Total other income	192	967

Loss from continuing operations before income taxes	(1,891)	(2,831)
Income tax provision	1	16

Loss from continuing operations	(1,892)	(2,847)
(Loss)/income from discontinued operations, net	(3,262)	1,416

Net loss	$(5,154)	$(1,431)

(Loss)/earnings per share—Basic and diluted:
From continuing operations	$(0.10)	$(0.14)
From discontinued operations	(0.16)	0.07
(Loss)/earnings per share—Basic and diluted	$(0.26)	$(0.07)

Weighted average common shares used in computing:
Basic and diluted (loss)/earnings per share	19,735	19,543

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended December 31,
(in thousands)	2008	2007
Net loss	$(5,154)	$(1,431)

Other comprehensive income, net of tax:
Impact of unrealized loss transferred from AOCI into net loss	2,505	—

Other comprehensive income	2,505	—

Comprehensive loss	$(2,649)	$(1,431)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended December 31,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,154)	$(1,431)
Less: (Loss)/income from discontinued operations, net	(3,262)	1,416
Loss from continuing operations, net	(1,892)	(2,847)
Non-cash items included in net loss:
Depreciation and amortization	1,483	1,314
Provision for doubtful accounts	39	35
Accrued forward loss on contract	25	125
Share-based compensation	468	789
Loss on trading securities	112	—
Other	—	37
Net effect of changes in assets and liabilities:
Accounts receivable, net	(1,727)	(392)
Prepaid expenses and other assets	(602)	308
Accounts payable and accrued liabilities	1,308	2,484
Income taxes receivable	(61)	15
Deferred income	—	(247)
Cash (used in) provided by operating activities from continuing operations	(847)	1,621
Cash (used in) provided by operating activities from discontinued operations	(3,209)	3,254
Cash (used in) provided by operating activities	(4,056)	4,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(11,470)	(3,925)
Maturities of available-for-sale securities	2,401	5,600
Maturities of restricted investments	500	—
Purchase of equipment and software	(480)	(778)
Proceeds from sale of discontinued operations	205	—
Cash (used in) provided by investing activities from continuing operations	(8,844)	897
Cash used in investing activities from discontinued operations	(437)	(1,269)
Cash used in investing activities	(9,281)	(372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	29
Capital lease obligations and other financing arrangements	(5)	(36)
Cash used in financing activities from continuing operations	(5)	(7)
Cash used in financing activities from discontinued operations	—	(2)
Cash used in financing activities	(5)	(9)
Net (decrease)/increase in cash and cash equivalents	(13,342)	4,494
Cash and cash equivalents at beginning of period	47,735	16,516
Cash and cash equivalents at end of period	$34,393	$21,010

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Three months ended December 31,
(in thousands)	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3	$6
Income taxes paid, net	$60	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations and other financing arrangements	$—	$28
Fair value of ARS Rights	$4,834	$—
Notes receivable from third parties	$571	$—
Transfer from available-for-sale to trading securities, at par value	$31,325	$—
Decrease in fair value of trading securities	$2,442	$—

See Notes to Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier or the Company, provides federal, state and local government and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integrations services.  Our core business is Electronic Payment Processing, or EPP.  EPP services are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Federal, state and local governments;

•	Property tax—real and personal;

•	Education—higher and K-12;

•	Insurance;

•	Utilities;

•	Court fees and fines; and

•	Property management.

We also operate in several other business areas which we are winding down or which are currently reported as held-for-sale as we are seeking buyers for these areas.  These operations include:

•
Wind-down Operations—represents portions of our former Government Business Process Outsourcing, or GBPO, and Packaged Software Systems Integration, or PSSI, operations that we expect to wind-down over a four-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we are divesting.  These operations include:

o	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

o	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

•	Held-for-sale Operations—represents the remaining former PSSI operation for which we are still seeking a buyer:

o	Unemployment Insurance Systems—provides software application, development and integration services to state governments that are reforming unemployment insurance systems.

All historical financial information presented in our Consolidated Financial Statements and Notes to our Consolidated Financial Statements has been reclassified to conform to the current year’s presentation.  For additional information about our EPP and Wind-down Operations, see Note 11—Segment Information.  For additional information about the businesses that we have classified as held-for-sale, see Note 13—Discontinued Operations.

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

Tier Technologies, Inc.

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

FSP FAS 142-3—Determination of the Useful Life of Intangible Assets.  In April 2008, FASB issued FASB Staff Position FAS 142-3—Determination of the Useful Life of Intangible Assets, or FSP 142-3.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142.  FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We will adopt FSP 142-3 beginning on October 1, 2009.  We are currently evaluating the impact FSP 142-3 will have on our financial position and results of operations.

NOTE 3—INVESTMENTS

We own investments in marketable securities designated as available-for-sale or trading securities as defined in Statement of Financial Accounting Standards No 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  Restricted investments totaling $1.4 million at December 31, 2008, and $1.9 million at September 30, 2008 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in March 2010.  At both December 31, 2008 and September 30, 2008, we used a $6 million money market investment as a compensating balance for bank accounts used for certain operations.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

We evaluate certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value.  Factors that management considers when evaluating for other-than-temporary impairment include:  the length of time and the extent to which market

Tier Technologies, Inc.

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

At December 31, 2008 and September 30, 2008, our investment portfolio included $31.3 million par value of municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  We refer to these securities as auction rate securities, or ARS.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  Our investments are rated AAA, the issuers are current on all of their payment obligations, and we continue to earn interest on our auction rate security investments at the pre-determined contractual rate.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value of the investments no longer approximates par value.  During the fiscal year ended September 30, 2008, we recorded an unrealized loss of $2.5 million, which is included in Accumulated other comprehensive income/(loss) on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.  We determined fair market value of our investments using a discounted cash flow approach.  During fiscal 2008 we reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheets as a result of the lack of liquidity due to current market conditions.

On November 11, 2008, we accepted an offer from our investment manager, UBS AG, or UBS, providing us with rights related to our ARS, or ARS Rights.  The ARS Rights (which have features that operate like put options) were covered in a prospectus dated October 7, 2008.  The ARS Rights entitle us to sell our existing ARS to UBS for a price equal to the par value plus accrued but unpaid interest, at any time during the period June 30, 2010 through July 2, 2012.  The ARS Rights also grant to UBS the sole discretion and right to sell or otherwise dispose of our eligible ARS at any time until July 2, 2012, without prior notification, so long as we receive a payment of par value.  We expect to sell our ARS under the Rights offering.  If the ARS Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue and pay interest as determined by the auction process or the terms of the ARS if the auction process fails.

The ARS Rights represent a firm agreement in accordance with Statement of Financial Accounting Standards No. 133—Accounting for Derivative Instruments and Hedging Activities, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.

The issuance of a prospectus and the settlements UBS executed with the Securities and Exchange Commission and other state regulatory authorities provide the assurance that the settlement agreement is legally enforceable.  The terms of the settlement agreement have been communicated to the public and our rights under the settlement are spelled out in the prospectus.

The ARS Rights between Tier and UBS relates to the ARS held by us, but is not embedded in or attached to the ARS.  Rather, the ARS Rights are freestanding instruments that must be accounted for separately from the ARS.  Statement of Financial Accounting Standards No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity defines a freestanding financial instrument as a “financial instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction that is legally detachable and separately exercisable.”  The ARS Rights are contractual arrangements entered into between UBS and Tier; are legally separate from the ARS; and can be exercised independently of any other instrument or event.

Tier Technologies, Inc.

We have elected to measure the ARS Rights at fair value under Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.  At December 31, 2008 we recorded the fair value of the Rights as $4.8 million with a credit to Other income/(loss) in our Consolidated Statements of Operations.  We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale.  We recorded unrealized gains and losses on our available-for-sale debt securities in Accumulated other comprehensive income(loss) in the shareholders’ equity section of our Consolidated Balance Sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.  In connection with our acceptance of the UBS offer in November, we transferred our ARS from investments available-for-sale to trading securities in accordance with SFAS 115.  The transfer to trading securities reflects management’s intent to exercise our ARS Rights during the period June 30, 2010 through July 2, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  The transfer to trading securities resulted in recognizing a loss of $4.9 million in Other income/(loss) in our Consolidated Statements of Operations.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, we exercise our ARS Rights, the underlying security matures and is paid (all of our securities have maturities in excess of ten years) or a buyer outside the auction process emerges.  We do not believe the unsuccessful auctions experienced to date are the result of the deterioration of the underlying credit quality of these securities, since our securities are municipal bonds collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  UBS has also decided to participate in the US Treasury's Temporary Guarantee Program.  Even with these assurances, we intend to convert our investments in auction rate securities to other investments as liquidity returns and conditions permit.

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, ARS, and ARS Rights, all other investments are categorized as available-for-sale under SFAS 115.  These securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.  As explained above ARS and ARS Rights are classified as trading securities with changes in fair value recorded in current earnings.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in cash equivalents, investments in marketable securities and restricted investments:

Tier Technologies, Inc.

	December 31, 2008				September 30, 2008
(in thousands)	Amortized cost	Unrealized gain/(loss)	Net loss impact	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Cash equivalents:
Money market	$10,808	$—	$—	$10,808	$30,308	$—	$30,308
Treasury bills	4,999	1	—	5,000	—	—	—
Total investments included in cash and cash equivalents	15,807	1	—	15,808	30,308	—	30,308
Investments in marketable securities:
Certificates of deposit	—	—	—	—	2,415	—	2,415
Commercial paper	11,485	—	—	11,485	—	—	—
Total marketable securities	11,485	—	—	11,485	2,415	—	2,415
Long-term investments in marketable securities:
Trading investments:
Debt securities (State and local bonds)	31,325	—	(4,946)	26,379	—	—	—
Auction rate securities Rights Series	—	—	4,834	4,834	—	—	—
Total trading investments	31,325	—	(112)	31,213	—	—	—
Available-for-sale investments:
Debt securities (State and local bonds)	—	—	—	—	31,325	(2,504)	28,821
Total long-term investments	—	—	—	—	31,325	(2,504)	28,821
Restricted investments:
Money market	6,000	—	—	6,000	6,000	—	6,000
Certificates of deposit	1,361	—	—	1,361	1,861	—	1,861
Total restricted investments	7,361	—	—	7,361	7,861	—	7,861
Total investments	$65,978	$1	$(112)	$65,867	$71,909	$(2,504)	$69,405

As of December 31, 2008, all of the debt securities that were included in marketable securities had remaining maturities within one year.  As of December 31, 2008, all the debt securities included as trading investments have maturities in excess of ten years.  While all of these debt securities have long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

NOTE 4—FAIR VALUE MEASUREMENTS

We adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157, on October 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value as follows:

• Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs other than quoted prices in active markets, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Tier Technologies, Inc.

•	Level 3—Unobservable inputs, for which there is little or no market data for the assets or liabilities.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of December 31, 2008.

Fair value measurements as of December 31, 2008

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$10,808	$—	$—	$10,808
U.S. Treasury bills	5,000	—	—	5,000

Investments in marketable securities:
Commercial paper	11,485	—	—	11,485
Debt securities	—	—	26,379	26,379
Auction Rate Securities Rights	—	—	4,834	4,834

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361

Total	$33,293	$1,361	$31,213	$65,867

We value ARS using a discounted cash flow approach.  The assumptions used in preparing the discounted cash flow model included estimates of the amount and timing of future interest and principal payments, projections of interest rate benchmarks, probability of full repayment of the principal considering the credit quality of the issuers, and the rate of return required by investors to own ARS given the current liquidity risk.  The ARS Rights are a free standing asset separate from the ARS.  In order to value the ARS Rights, we considered the intrinsic value, time value of money, and the creditworthiness of UBS.

Changes in fair value measurements of our securities are included in Loss on investment on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2008	$28,821
Change in temporary valuation adjustment included in Accumulated other comprehensive income/(loss)	2,504
Loss included in earnings	(4,946)
Recognition of ARS rights	4,834
Balance at December 31, 2008	$31,213

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the three months ended December 31, 2008, our contract with the Internal Revenue Service contributed revenues of $4.4 million, or 14.6% of our revenues from Continuing Operations.  During the three months ended December 31, 2007, this same contract contributed revenues of $4.5 million, or 15.4% of our revenues from Continuing Operations.

Accounts receivable, net.  As of December 31, 2008 and September 30, 2008, we reported $5.9 million and $4.2 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that

Tier Technologies, Inc.

we expect to receive.  Approximately 23.3% and 32.7% of the balances reported at December 31, 2008 and September 30, 2008, respectively, represent Accounts receivable, net that are attributable to operations that we intend to wind-down during the course of the next four years (See Note 11—Segment Information, for additional information about our Wind-down Operations).  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPP customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of both December 31, 2008 and September 30, 2008, Accounts receivable net, included an allowance for uncollectible accounts of $0.3 million, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  As of December 31, 2008 and September 30, 2008, Accounts receivable, net included $0.4 million of retainers that we expected to receive in one year.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

We did not incur any changes to the carrying amount of goodwill during the three months ended December 31, 2008.  The balance of goodwill at December 31, 2008 and September 30, 2008 was $14.5 million.

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS 142—Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  During fiscal 2008 we tested each business within our former PSSI and GBPO segments, which were classified as held-for-sale, for impairment.  As of September 30, 2008, the remaining business units classified as held-for-sale were deemed to have no remaining goodwill.

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

		December 31, 2008			September 30, 2008
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-10 years	$28,408	$(17,710)	$10,698	$28,408	$(16,829)	$11,579
Technology and research and development	5 years	3,966	(3,535)	431	3,966	(3,317)	649
Trademarks	6-10 years	3,200	(2,053)	1,147	3,200	(1,973)	1,227
Other intangible assets, net		$35,574	$(23,298)	$12,276	$35,574	$(22,119)	$13,455

During the three months ended December 31, 2008, we recognized $1.2 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

We reported income tax provisions of $1,000 for the three months ended December 31, 2008 and $16,000 for the three months ended December 31, 2007.  The provision for income taxes represents state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007 do not reflect a federal tax provision because of

Tier Technologies, Inc.

offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

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

As of December 31, 2008, we had approximately $42,000 of unrecognized tax benefits.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest totaled $8,000 at December 31, 2008.  There were no additional unrecognized tax benefits for the three months ended December 31, 2008.  We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of December 31, 2008.  The following table summarizes our unrecognized tax benefits.

(in thousands)
Balance at September 30, 2008	$42
Increases for tax positions related to prior years	—
Balance at December 31, 2008	$42

We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2004.  As of December 31, 2008, we were not engaged in any federal or state audits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At December 31, 2008, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At December 31, 2008 and September 30, 2008, we had legal accruals of $1.0 million and $0.8 million, respectively, based upon estimates of key legal matters.

On May 31, 2006, we received a subpoena, and in January 2009 one current employee and several former employees received additional subpoenas from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

BANK LINES OF CREDIT

At December 31, 2008, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2009, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of December 31, 2008, $1.4 million of letters of credit were outstanding

Tier Technologies, Inc.

under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At December 31, 2008, our investment portfolio included $26.4 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment banker has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer.  Until liquidity in the market returns, or our investment banker sells or disposes of securities, we may be unable to liquidate these investments in a timely manner at par value.

PERFORMANCE AND GUARANTEE PAYMENT BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At December 31, 2008, we had $17.6 million of bonds posted with clients.  There were no claims pending against any of these bonds.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At December 31, 2008, we had $4.0 million of bonds posted with 15 states.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of December 31, 2008, we had employment and change of control agreements with six executives and 16 other key managers.  If certain termination or change of control events were to occur under the 22 contracts as of December 31, 2008, we could be required to pay up to $6.5 million.

As of December 31, 2008, we also had agreements with 18 key employees under which these individuals would be entitled to receive three to twelve months of their base salaries over a one- to two-year period, after completing defined employment service periods.  We expect to recognize a maximum expense of $0.2 million during fiscal year 2009 and $39,000 during fiscal year 2010 for these agreements.

As of December 31, 2008, we had change of control agreements with 5 key employees within our held-for-sale and wind-down operations, which we entered into beginning in February 2007.  Under these agreements, individuals are entitled to receive three to twelve months of their base salaries plus three to twelve months of COBRA benefits should certain change of control events occur.  Under these agreements, we would be required to pay up to $0.5 million if a defined change of control were to occur as of December 31, 2008.

Tier Technologies, Inc.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives nominated and approved by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of December 31, 2008, no PSUs had been granted under the PSU Plan.  See Note 15—Subsequent Event for information about PSU grants which occurred in January 2009.

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

NOTE 9—RELATED PARTY TRANSACTIONS

EDGAR, DUNN & COMPANY

During the three months ended December 31, 2008, we purchased $128,000 of consultancy services relating to our EPP operations from Edgar, Dunn & Company, a company affiliated with a member of our Board of Directors.

ITC DELTACOM, INC.

During the three months ended December 31, 2008, we purchased $70,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 10—RESTRUCTURING

During the three months ended December 31, 2008, we recorded $0.5 million of restructuring liabilities relating to severance and facility closing costs as part of our consolidation of certain operational functions within our EPP operations and the wind down of our VSA operations.

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the three months ended December 31, 2008:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2008	$596	$—	$596
Additions	289	226	515
Cash payments	(402)	(45)	(447)

Balance at December 31, 2008	$483	$181	$664

At December 31, 2008, we had $0.6 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets and $0.1 million of liabilities included in Other liabilities on our Consolidated Balance Sheets.  At September 30, 2008, we had $0.6 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets.  We expect to pay $0.6 million of the liability during fiscal year 2009, and the remaining $0.1 million during fiscal year 2010.

Tier Technologies, Inc.

NOTE 11—SEGMENT INFORMATION

Our business consists of two reportable segments: Continuing Operations and Discontinued Operations.  Within our Continuing Operations segment, we allocate resources to and assess the performance of ourEPP Operations and Wind-down Operations.  Our Discontinued Operations includes portions of our operations that have been sold or for which we are seeking buyers and includes portions of our former GBPO and PSSI operations.  Information regarding our Discontinued Operations can be found in Note 13—Discontinued Operations.

The following table presents the results of operations for our EPP Operations and our Wind-down Operations for the three months ended December 31, 2008 and 2007.

(in thousands)	EPP	Wind- down	Total
Three months ended December 31, 2008:
Revenues	$28,241	$1,499	$29,740
Costs and expenses:
Direct costs	21,838	580	22,418
General and administrative	6,568	62	6,630
Selling and marketing	1,313	3	1,316
Depreciation and amortization	979	480	1,459
Total costs and expenses	30,698	1,125	31,823
(Loss)/income from continuing operations before other income/(loss) and income taxes	(2,457)	374	(2,083)
Other income/(loss):
Loss on investment	(112)	—	(112)
Interest income, net	304	—	304
Total other income	192	—	192
(Loss)/income from continuing operations before taxes	(2,265)	374	(1,891)
Income tax provision	1	—	1
(Loss)/income from continuing operations	$(2,266)	$374	$(1,892)

Three months ended December 31, 2007:
Revenues	$27,809	$1,146	$28,955
Costs and expenses:
Direct costs	21,118	1,116	22,234
General and administrative	6,656	453	7,109
Selling and marketing	1,996	118	2,114
Depreciation and amortization	924	372	1,296
Total costs and expenses	30,694	2,059	32,753
Loss from continuing operations before other income and income taxes	(2,885)	(913)	(3,798)
Other income:
Interest income, net	967	—	967
Total other income	967	—	967
Loss from continuing operations before taxes	(1,918)	(913)	(2,831)
Income tax provision	16	—	16
Loss from continuing operations	$(1,934)	$(913)	$(2,847)

Our total assets for each of these businesses are shown in the following table:

Tier Technologies, Inc.

(in thousands)	December 31, 2008	September 30, 2008
Continuing operations:
EPP	$120,656	$120,715
Wind-down	4,493	4,932
Assets for continuing operations	125,149	125,647
Assets held-for-sale	10,293	11,704
Total assets	$135,442	$137,351

See Note 13—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 12—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At December 31, 2008, there were 810,199 shares of common stock reserved for future grants under the Plan.

STOCK OPTIONS

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.3 million for the three months ended December 31, 2008.  During the three months ended December 31, 2007, we recognized $0.8 million in stock based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended December 31,
	2008	2007
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	2.03%	3.65%
Volatility	45.30%	41.68%
Dividend yield	—	—
Weighted-average fair value of options granted	$1.81	$4.26
Weighted-average intrinsic value of options exercised (in thousands)	$—	$12

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the three months ended December 31, 2008 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2008	2,702	$9.07
Granted	375	4.31
Exercised	—	—
Forfeitures or expirations	(147)	8.67
Options outstanding at December 31, 2008	2,930	$8.48	7.74 years	$231
Options vested and expected to vest at December 31, 2008	2,774	$8.53	7.66 years	$200
Options exercisable at December 31, 2008	1,475	$9.08	6.37 years	$—

Tier Technologies, Inc.

As of December 31, 2008, a total of $3.8 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.77 year weighted-average period.

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
	December 31, 2008
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	3.00	2.33
Interest rate (based on U.S. Treasury yield)	2.48%	0.84%
Volatility	39.07%	39.93%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.63	$0.44

Restricted stock unit activity for the equity portion of the awards for the three months ended December 31, 2008 is as follows:

Restricted shares (in thousands, except per share data)	Shares
Restricted at October 1, 2008	500
Granted (1)	—
Vested	—
Forfeited	—
Restricted at December 31, 2008	500
(1) Of the 550,000 restricted stock units awarded, 500,000 are payable in shares.

For the three months ended December 31, 2008 we recorded $0.1 million in expense related to the award.  As of December 31, 2008, we have $1.4 million in unrecognized compensation cost, expected to be recognized through April 2011.

PERFORMANCE STOCK UNITS

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives nominated and approved by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  The executives will receive a cash payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that have been awarded to the executive.

As of December 31, 2008, no PSUs had been granted to any executive under the PSU Plan.  See Note 15—Subsequent Event for information about PSU grants which occurred in January 2009.

NOTE 13—DISCONTINUED OPERATIONS

DIVESTITURES

On November 30, 2008, we completed the sale of the assets, operations and certain liabilities of our Financial Management Systems, or FMS, business.  The sale was completed pursuant to an Asset Purchase Agreement dated November 4, 2008 for a purchase price of $0.8 million, subject to a working capital

Tier Technologies, Inc.

adjustment, of which $0.2 million was payable in cash and the remaining $0.6 million is secured with an interest bearing note payable over 18 months.

ASSET GROUPS HELD-FOR-SALE

During fiscal 2008 we completed the divestiture of the majority of the operations which we deemed incompatible with our core business—Electronic Payment Processing.  As of September 30, 2008, we had two remaining operations, formerly part of our PSSI segment for which we were seeking buyers.  In November 2008, we completed the sale of the Financial Management Systems operations.  As of December 31, 2008, we were still seeking a buyer for our Unemployment Insurance, or UI, operations.   We classified the assets and liabilities associated with these held-for-sale operations as Current assets—held-for-sale and Current liabilities—held-for-sale in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets.

The following schedule shows the current carrying value of the assets and liabilities in the PSSI segment that are in the disposal group as of December 31, 2008 and September 30, 2008.

(in thousands)	December 31, 2008	September 30, 2008
Assets:
Current assets	$6,551	$6,190
Property, equipment and software, net	3,740	5,512
Other assets	2	2
Total assets	10,293	11,704

Liabilities:
Current liabilities	7,988	9,061
Total liabilities	7,988	9,061
Net assets and liabilities of disposal group	$2,305	$2,643

We performed an impairment analysis of our UI operation in accordance with SFAS 144.  As a result of this analysis, we determined our UI operation had a carrying value that exceeded fair value.  During the three months ended December 31, 2008, we recorded an impairment expense of $2.6 million related to long-lived asset impairment under SFAS 144.  This impairment is included in (Loss)/income from discontinued operations, net on our Consolidated Statements of Operations.

SUMMARY OF REVENUE AND INCOME BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not believe that we will have any ongoing involvement or cash flows in any businesses that we classified as held-for-sale.  Thus, we classified the results of operations for these businesses as (Loss)/income from discontinued operations, net on our Consolidated Statements of Operations in accordance with SFAS 144.  We do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008.  The following table summarizes our revenue and pre-tax income generated by these operations during the three months ended December 31, 2008 and 2007.

Tier Technologies, Inc.

	Three months ended December 31,
(in thousands)	2008	2007
Revenues (Discontinued operations):
GBPO	$—	$7,133
PSSI	4,469	6,610
Total revenues	$4,469	$13,743
(Loss)/income before taxes (Discontinued operations):
GBPO	$(69)	$1,729
PSSI	(3,193)	(396)
Other/eliminations	—	83
Total (loss)/income before taxes	$(3,262)	$1,416

NOTE 14—(LOSS)/EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss)/earnings per share:

	Three months ended December 31,
(in thousands, except per share data)	2008	2007
Numerator: (Loss)/income from:
Continuing operations, net of income taxes	$(1,892)	$(2,847)
Discontinued operations, net of income taxes	(3,262)	1,416
Net loss	$(5,154)	$(1,431)
Denominator:
Weighted-average common shares outstanding	19,735	19,543
Effects of dilutive common stock options	—	—
Adjusted weighted-average shares	19,735	19,543
(Loss)/earnings per basic and diluted share
From continuing operations	$(0.10)	$(0.14)
From discontinued operations	(0.16)	0.07
(Loss)/earnings per basic and diluted share	$(0.26)	$(0.07)

The following options were not included in the computation of diluted (loss)/earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended December 31,
(in thousands)	2008	2007
Weighted-average options excluded from computation of diluted (loss)/earnings per share	2,759	1,400

Due to net losses from Continuing Operations, we have excluded an additional 351,000 shares at December 31, 2007 of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.  At December 31, 2008, we have also excluded 500,000 shares of restricted stock from the computation of diluted (loss)/earnings per share since their effect would have been anti-dilutive.

Tier Technologies, Inc.

NOTE 15—SUBSEQUENT EVENT

CHOICEPAY, INC. ACQUISITION

In January 2009 we acquired substantially all of the assets of ChoicePay, Inc., a leading ePayments solution provider for $7.5 million, with additional payments of up to $2.0 million possible based on the revenue from specified customer contracts.

TIER TECHNOLOGIES, INC. EXECUTIVE PERFORMANCE STOCK UNIT PLAN

In January 2009, we granted, and the executives have accepted, 730,000 Performance Stock Units, or PSUs to seven executives.  These PSUs were granted pursuant to the terms of the Tier Technologies, Inc. Executive Performance Stock Unit Plan and vest on December 4, 2011.

STOCK REPURCHASE

In January 2009, we announced a stock repurchase program, which authorizes the repurchase of up to $15 million of our common stock from time to time in the open market.  We inted to use funds from the proceeds from the liquidation of or borrowing against our auction rate securities, if and when available.

DIVESTITURE

On February 6, 2009 we entered into an asset purchase agreement for the sale of our Unemployment Insurance business for a purchase price of $1.5 million.  The closing of the transaction is subject to customary closing conditions and is expected to take place in February 2009.

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

OVERVIEW

We provide federal, state and local governments, educational institutions, utility companies and other public sector clients with biller direct electronic payment and other transaction processing services, as well as software and systems integration services.  As explained more fully in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are in the process of divesting a number of incompatible businesses and dedicating an increasing amount of effort toward expanding our core business—Electronic Payment Processing, or EPP.

Key Events in Fiscal 2009

In November 2008, we completed the divestiture of our Financial Management Systems, or FMS, operations, which was part of our former Packaged Software Systems Integration, or PSSI, segment.  In January 2009 we completed the acquisition of ChoicePay, Inc., a leading ePayments solution provider.  We believe the acquisition of ChoicePay, Inc. will enhance our technology platform.

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results for the three months ended December 31, 2008 for our Continuing and Discontinued Operations:

(in thousands, except per share)	Net (loss)/income	(Loss)/earnings per share
Continuing Operations:
EPP	$(2,266)	$(0.11)
Wind-down	374	0.01
Total Continuing Operations	$(1,892)	$(0.10)

Discontinued Operations:
GBPO	$(69)	$—
PSSI	(3,193)	(0.16)
Total Discontinued Operations	$(3,262)	$(0.16)

Net loss	$(5,154)	$(0.26)

Tier Technologies, Inc.

Our Continuing Operations consists of our Electronic Payment Processing, or EPP, Operations, and certain operations we intend to wind down over the next four years.  Revenues from our EPP Operations were $28.2 million for the period ended December 31, 2008.  Transaction volume increased 1.9% and total dollars processed increased 10.0%.  Our EPP Operations reported a net loss of $3.2 million for the three months ended December 31, 2008.  Contributing to the net loss were restructuring and severance payments as we continue to implement our strategic initiative to focus on EPP Operations and streamline our general and administrative expenses.  Our Wind-down operations reported net income of $0.4 million for the three months ended December 31, 2008.  We have reported an increase in revenues, primarily due to the timing of billing of maintenance contracts and we have decreased our costs associated with supporting Wind-down projects, primarily through reductions in labor.  These factors have resulted in a reported net income.

Our Discontinued Operations consists of businesses we have divested through December 31, 2008, as well as one business operation, Unemployment Insurance, or UI, for which we continued to seek a buyer as of December 31, 2008.  Our Discontinued Operations reported a net loss of $3.3 million for the three months ended December 31, 2008.  Contributing to the net loss was an impairment charge of $2.6 million related to our UI business and $0.4 million on the disposal of our Financial Management Systems business in November.

EXPECTATIONS AND STRATEGY FOR 2009

During fiscal 2009 we expect to complete our transition from a diversified government outsourcing provider to a company focused exclusively on providing electronic payment solutions to merchants who provide services directly to customers, which we refer to as the biller-direct space.  We anticipate minimal revenue growth during fiscal 2009 as we believe the current macroeconomic climate will reduce the average payment size in key vertical categories including federal tax and real property tax payments.  Nevertheless for the remainder of fiscal 2009 we expect to see continued transaction growth in our EPP business driven by increasing consumer demand for electronic payment options, and we intend to pursue key strategic initiatives that leverage our lead position in the biller-direct space and are designed to facilitate growth and maximize efficiencies.  These initiatives include the following:

•
Analyze and consolidate our processing platforms and infrastructure to improve efficiency and reduce costs, while providing the capacity for future growth.  Based on our current plan, we expect to complete the consolidation of our current EPP technology platforms in calendar year 2009.

•
Expand our biller direct services beyond our government, education and utility clients to begin focusing on other commercial, non-government biller-direct payment categories.  We expect to increase client acquisitions by increasing sales and marketing programs and expanded channel selling.

•
Increase customer adoption and utilization through increased marketing and promotions, expanded cross-selling capabilities and enhanced My Account functionality.  My Account is a personal registration function offered through our subsidiary, Official Payments Corporation.

•	Develop and launch new e-commerce products and payment services for partners and direct biller channels.

•	Enter new biller-direct markets.

•	Offer additional payment channels including: mobile, walk-up payment, and kiosks.

In addition, we have completed the consolidation of some of our EPP operations, facilities, departments and positions in San Ramon, California with our operations in Auburn, Alabama.  We expect this operations consolidation to increase efficiencies, reduce costs, reduce overhead, and eliminate duplicative operations and functions.  We also intend to reduce general and administrative expenses once the disposition of our non-core assets is complete.  During the early part of fiscal 2009, we also expect to

Tier Technologies, Inc.

finalize the divestiture of the held-for-sale businesses and use the proceeds from these dispositions to fund future growth in our EPP business.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months ended December 31, 2008 and 2007:

	Three months ended		Variance
	December 31,		2008 vs. 2007
(in thousands, except percentages)	2008	2007	$	%
Revenues	$29,740	$28,955	$785	2.7%
Costs and expenses	31,823	32,753	(930)	(2.84)%
Loss from continuing operations before other income and income taxes	(2,083)	(3,798)	1,715	45.2%
Other income	192	967	(775)	(80.1)%
Loss from continuing operations before income taxes	(1,891)	(2,831)	940	(33.2)%
Income tax provision	1	16	(15)	(93.8)%
Loss from continuing operations	(1,892)	(2,847)	955	(33.5)%
(Loss)/income from discontinued operations, net	(3,262)	1,416	(4,678)	(330.4)%
Net loss	$(5,154)	$(1,431)	$(3,723)	(260.2)%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing and Discontinued Operations.

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core EPP business and certain businesses that we expect to wind-down over the next four years.  The following table presents the revenues and expenses for our Continuing Operations for the three months ended December 31, 2008 and 2007.  This table is followed by a detailed analysis summarizing reasons for variances in these financial results.

	Three months ended December 31,
(in thousands)	2008	2007
Revenues	$29,740	$28,955
Costs and expenses:
Direct costs	22,418	22,234
General and administrative	6,630	7,109
Selling and marketing	1,316	2,114
Depreciation and amortization	1,459	1,296
Total costs and expenses	31,823	32,753
Loss from continuing operations before other income and income taxes	(2,083)	(3,798)
Other income	192	967
Loss from continuing operations before income taxes	(1,891)	(2,831)
Income tax provision	1	16
Loss from continuing operations	$(1,892)	$(2,847)

Tier Technologies, Inc.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three months ended December 31, 2008 and 2007:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Revenues
EPP	$28,241	$27,809	$432	1.6%
Wind-down	1,499	1,146	353	30.8%
Total	$29,740	$28,955	$785	2.7%

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

EPP generated $28.2 million of revenues during the three months ended December 31, 2008, a $0.4 million, or 1.6%, increase over the three months ended December 31, 2007.  During the three months ended December 31, 2008, we processed 1.9% more transactions than we did in the same period last year, representing 10.0% more dollars.  Most of the markets that we serve, which we call verticals, experienced an increase in transactions processed during the three months ended December 31, 2008 compared to the same period last year, ranging from 18.4% to 46.1%.  However, our Federal Income Tax, Education, and Court fees and fines verticals, experienced decreases in transactions processed, ranging from 2.3% to 55.2%.  During the three months ended December 31, 2008, we added 114 new clients, which contributed to the increase in revenues.

An increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives.  We believe our renewed focus on our core EPP business will continue to produce revenue growth for the foreseeable future.

Wind-down Revenues:  During the three months ended December 31, 2008, our Wind-down Operations generated $1.5 million in revenues, a $0.4 million, or 30.8%, increase from the three months ended December 31, 2007.  Our Voice and Systems Automation, or VSA, business reported $1.4 million in revenues during the three months ended December 31, 2008, which is a $0.3 million or 23.7% increase over the same period last year.  The increase in revenues is primarily due to completion of several projects during the three months ended December 31, 2008.  We expect to continue to support and renew existing maintenance contracts; however, we do not expect we will actively pursue new contracts for the VSA business.  Our Pension business generated $50,000 in revenues for the three months ended December 31, 2008.  This is a $76,000 increase over the same period last year due to a negative revenue adjustment recorded during the three months ended December 31, 2007.  We expect to wind down our Pension business during fiscal 2009.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, include: payroll and payroll-related costs; credit card interchange fees and assessments; travel-related expenditures; amortization of intellectual property; amortization and depreciation of project-related equipment, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three months ended December 31, 2008 and 2007:

Tier Technologies, Inc.

	Three months ended December 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPP	$21,838	$21,118	$720	3.4%
Wind-down	580	1,116	(536)	(48.0)%
Total	$22,418	$22,234	$184	0.8%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPP Direct Costs:  Consistent with the growth of our EPP revenues, EPP’s direct costs rose $0.7 million, or 3.4%, during the three months ended December 31, 2008 compared to the same period last year.  Approximately half of the increase is related to increased interchange fees charged to us to process our transactions, consistent with the increase in dollars processed.  The remaining increase is due to a shift in card payment type.  We expect to see continued increases in our EPP direct costs as we strive to grow this business and as more clients move toward electronic payment processing options.

Wind-down Direct Costs:  During the three months ended December 31, 2008, direct costs from our wind-down operations decreased $0.5 million, or 48.0%, from the same period last year.  Despite an increase in revenues, we have decreased labor and labor-related expenses, including subcontractor costs required to service our various projects by $0.3 million.  We have also experienced a decrease in product and material cost of $0.1 million as VSA maintenance projects complete and are not renewed.  In addition, we have decreased our reserve balance by $0.1 million as a result of fewer client billings and the absence of new clients, consistent with our wind down plan.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2009.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid for outside services.  The following table compares general and administrative costs incurred by our Continuing Operations during the three months ended December 31, 2008 and 2007:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
General and administrative
EPP	$6,568	$6,656	$(88)	(1.3)%
Wind-down	62	453	(391)	(86.3)%
Total	$6,630	$7,109	$(479)	(6.7)%

EPP General and Administrative:  During the three months ended December 31, 2008, EPP incurred $6.6 million of general and administrative expenses, a $0.1 million, or 1.3%, decrease over the same period last year.  The most significant contributor to the decrease in expenses is the reduction of stock-based compensation expense, which contributed $0.3 million to the overall decrease.  During the three months ended December 31, 2007, we accelerated the vesting of options to purchase shares of our common stock awarded to our Board of Directors in August 2006, which resulted in a one-time expense of $0.5 million.  This decrease in stock-based compensation expense is offset by an additional $0.2 million in expense relating to option and restricted stock unit awards made to our key executives during the second half of fiscal 2008.  We experienced reductions in general and administrative expenses related to support services in our Reston, Virginia headquarters as a result of our efforts to streamline our business functions.  Labor and labor-related expenses and outside services, including accounting and legal services decreased $0.7 million during the three months ended December 31, 2008 compared to the same period last year.

Partially offsetting these decreases is an increase of $0.4 million of labor and labor-related expenses, including bonus expense, primarily due to the addition of executive staff and the shift of resources to our EPP

Tier Technologies, Inc.

Operations.  Severance expense increased $0.3 million and restructuring expense increased $0.2 million during the three months ended December 31, 2008 over the same period last year as a result of the consolidation of our San Ramon, California office with our Auburn, Alabama facility.

During fiscal 2009, we expect to see decreases in general and administrative support expense, primarily through reductions in our labor-force and outside services, as we complete our strategic initiatives and continue to consolidate and streamline our EPP operations.

Wind-down General and Administrative:  During the three months ended December 31, 2008, our wind-down operations incurred $0.1 million of general and administrative expenses, a $0.4 million, or 86.3%, decrease over the same period last year.  This decrease is primarily attributable to the absence of labor and labor-related costs as contracts completed or are nearing completion.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three months ended December 31, 2008 and 2007:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Selling and marketing
EPP	$1,313	$1,996	$(683)	(34.2)%
Wind-down	3	118	(115)	(97.5)%
Total	$1,316	$2,114	$(798)	(37.8)%

EPP Selling and Marketing:  During the three months ended December 31, 2008, EPP incurred $1.3 million of selling and marketing expenses, a $0.7 million, or 34.2%, decrease over the same period last year.  Labor and labor-related expenses contributed $0.3 million to the overall decline, consisting of a $0.5 million decrease in commissions paid during the current period, offset by additional labor costs of $0.2 million as we focus our sales force on our EPP operations.  A reduction in advertising and partnership-related costs contributed $0.3 million to the overall decrease, primarily due to the timing of our tax season advertising efforts, which we expect to incur during the coming months.  The remaining $0.1 million decrease is attributable to reductions in travel and office-related expenses as a result of streamlining our sales and marketing efforts.

Wind-down Selling and Marketing:  During the three months ended December 31, 2008, the selling and marketing expenses of our wind-down operation decreased by $0.1 million, or 97.5% from the three months ended December 31, 2007.  The variance is attributable to our strategic decision to focus on our EPP Operations, in which all selling and marketing efforts have been directed.  We expect to incur minimal expenses relating to Wind-down Operations during fiscal 2009.

We expect to see a continued decrease in selling and marketing expenses during fiscal 2009 as we continue to streamline our sales and marketing force.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.

Tier Technologies, Inc.

	Three months ended December 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Depreciation and amortization
EPP	$979	$924	$55	6.0%
Wind-down	480	372	108	29.0%
Total	$1,459	$1,296	$163	12.6%

Depreciation and amortization relating to our EPP Operations remained relatively consistent during the three months ended December 31, 2008 and 2007.  We incurred an additional $0.1 million in amortization expense for our Wind-down Operations as a result of the decision at the end of fiscal 2008 to decrease the remaining useful life of intangible assets from four to two years.

Other Income/(Loss) (Continuing Operations)

Loss on investment: During the three months ended December 31, 2008, we recognized a $0.1 million loss related to the decrease in fair value of our auction rate securities.

Interest income, net:  Interest income during the three months ended December 31, 2008 decreased $0.7 million compared to the three months ended December 31, 2007, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $1,000 for the three months ended December 31, 2008 and $16,000 for the three months ended December 31, 2007.  The provision for income taxes represents state tax obligations incurred by our EPP operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

DISCONTINUED OPERATIONS

Our Discontinued Operations consists of portions of our former Government Business Process Outsourcing, or GBPO, business and our Packaged Software Systems Integration, or PSSI, business we have divested through December 31, 2008.  It also consists of one remaining PSSI operation that we continue to own and operate, for which we continue to seek a buyer.  Statement of Financial Accounting Standards No. 144—Impairment or Disposal of Long-Lived Assets, or SFAS 144, requires that we report that business as "discontinued" on our Consolidated Statements of Operations, because we do not expect to have a continuing involvement in, or cash flows from, that operation after its divestiture.  As such, we have reclassified revenues and costs associated with the portions of those segments held-for-sale to Discontinued Operations for all periods represented.

The following table summarizes our results of operations from Discontinued Operations for the three months ended December 31, 2008 and 2007.  Immediately following this table is a discussion of key variances in these results.

Tier Technologies, Inc.

	Three months ended December 31, 2008			Three months ended December 31, 2007
(in thousands)	GBPO	PSSI	Total	GBPO	PSSI	Eliminations	Total
Revenues	$—	$4,469	$4,469	$7,133	$6,610	$—	$13,743
Costs and expenses:
Direct costs	3	3,851	3,854	4,303	5,047	(138)	9,212
General and administrative	49	675	724	550	1,502	41	2,093
Selling and marketing	—	103	103	551	368	14	933
Depreciation and amortization	—	12	12	—	20	—	20
Write-down of goodwill and intangibles	—	2,594	2,594	—	373	—	373
Total costs and expenses	52	7,235	7,287	5,404	7,310	(83)	12,631
(Loss)/income before loss on disposal of discontinued operations	(52)	(2,766)	(2,818)	1,729	(700)	83	1,112
(Loss)/income on disposal of discontinued operations	(17)	(427)	(444)	—	304	—	304
(Loss)/income from discontinued operations, net	$(69)	$(3,193)	$(3,262)	$1,729	$(396)	$83	$1,416

GBPO (Discontinued Operations)

On June 30, 2008 we completed the sale of the assets, operations and certain liabilities of our GBPO business.  During the three months ended December 31, 2008, we incurred minimal expenses relating to our former operations, primarily attributable to consulting costs associated with the transition of the GBPO businesses to their respective buyers.

PSSI (Discontinued Operations)

Revenues:  During the three months ended December 31, 2008, revenues from discontinued PSSI operations decreased $2.1 million, or 32.4%, from the same period last year.  A reduction in revenues from operations divested through November 30, 2008 contributed $3.4 million to the decrease, of which our State Systems Integration, or SSI, business contributed $2.2 million, our Financial Management Systems, or FMS, business contributed $0.7 million and our Independent Validation and Verification, or IV&V business contributed $0.5 million.  Partially offsetting these decreases is an increase in revenues of $1.3 million from our Unemployment Insurance, or UI, operations, which we continue to operate as of December 31, 2008.  The revenues from one contract which commenced after December 31, 2007 contributed $1.7 million to the period-over-period increase and an increase in deliverables from another contract contributed $0.2 million to the overall increase.  Partially offsetting these increases is a decrease of $0.4 million in revenues from two contracts which completed during fiscal 2008.  In addition, a reduction in deliverables from another contract contributed $0.2 million to the decline.

Costs and expenses:  During the three months ended December 31, 2008, direct costs and other expense from discontinued PSSI operations decreased $75,000, or 1.0%, from the same period last year.  Direct costs for the three months ended December 31, 2008 decreased $1.2 million over the same period last year, in which the absence of costs due to the divestiture of the SSI, FMS and IV&V businesses contributed $2.7 million to the decline.  Partially offsetting the decease in direct costs due to the divestitures was an increase in costs from our UI operations of $1.5 million primarily attributable to costs associated with projects commencing during fiscal 2008 and additional work for one existing contract.  Our general and administrative, selling and marketing, and depreciation and amortization expenses contributed $1.1 million to the decrease due to the absence of support expenses as a result of the divestiture of the majority of our former PSSI operations.  We incurred $2.6 million in impairment expense relating to our UI operations, in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets since we determined the carrying value exceeded the fair value of the business, compared to $0.4 million recorded in the three months ended December 31, 2007.

Tier Technologies, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions.  Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At December 31, 2008, we had $1.4 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds, insurance and a property lease.

Net Cash from Continuing Operations—Operating Activities.  During the three months ended December 31, 2008, our operating activities from Continuing Operations used $0.8 million of cash.  This reflects a net loss of $1.9 million from Continuing Operations and $2.1 million of non-cash items.  During the three months ended December 31, 2008, $1.3 million of cash was generated by an increase in accounts payable and accrued liabilities.  An increase in accounts receivable used $1.7 million of cash.  An increase in prepaid expenses and other assets used $0.6 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash used in our investing activities from Continuing Operations for the three months ended December 31, 2008 was $8.8 million, including $11.5 million of cash used to purchase marketable securities, offset by $2.4 million of cash provided by maturities of marketable securities.  During the three months ended December 31, 2008, the proceeds from the sale of our Discontinued Operations provided $0.2 million of cash.  In addition, the release and maturity of restricted investments provided $0.5 million of cash, offset by $0.5 million of cash used to purchase equipment and software and fund internal development of software primarily associated with our EPP business.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from Continuing Operations for the three months ended December 31, 2008 was $5,000 for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the three months ended December 31, 2008, our operating activities from Discontinued Operations used $3.2 million of cash.  This reflects a net loss of $3.3 million and $2.8 million of non-cash items, of which $2.6 million relates to the write-down of held-for-sale assets, $0.2 million relates to a reduction in bad debt expense and $0.4 million relates to a loss recognized on the sale and disposal of our discontinued operations.  In addition, the net effect of changes in discontinued assets and liabilities used $2.8 million of cash.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from Discontinued Operations for the three months ended December 31, 2008 was $0.4 million, primarily used to fund internal development of software.

In our Note 3—Investments we disclosed that at December 31, 2008, our investment portfolio included $31.3 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment banker has the right to sell or dispose of

Tier Technologies, Inc.

our auction rate securities at par, at any time until the expiration of the offer.  Until liquidity in the market returns, or our investment banker sells or disposes of securities, we may be unable to liquidate these investments in a timely manner at par value.

In January 2009, we announced a stock repurchase program, which authorizes the repurchase of up to $15 million of our common stock in the open market.  We intend to fund this program using the proceeds from the liquidation of or borrowing against our auction rate securities, if and when they are available.

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

CONTRACTUAL OBLIGATIONS

Since September 30, 2008, there has been no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at December 31, 2008, the fair value of the portfolio would decline by about $36,000.

Tier Technologies, Inc.

A significant portion of our investment portfolio consists of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment banker has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer.  Until liquidity in the market returns, or our investment banker sells or disposes of securities, we may be unable to liquidate these investments in a timely manner at par value.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

On November 11, 2008, we accepted an offer from our investment manager, UBS AG, or UBS, providing us with rights related to our ARS, or ARS Rights.  The ARS Rights (which have features that operate like put options) were covered in a prospectus dated October 7, 2008.  The ARS Rights entitle us to sell our existing ARS to UBS for a price equal to the par value plus accrued but unpaid interest, at any time during the period June 30, 2010 through July 2, 2012.  The ARS Rights also grant to UBS the sole discretion and right to sell or otherwise dispose of our eligible ARS at any time until July 2, 2012, without prior notification, so long as we receive a payment of par value.  So long as we hold our ARS, they will continue to accrue and pay interest as determined by the auction process or the terms of the ARS if the auction process fails. The par value of the ARS held in our accounts at UBS is $31.3 million

Tier Technologies, Inc.

If the ARS Rights are not exercised before July 2, 2012, they will expire and UBS will have no further obligation to buy our ARS. Under the terms of the ARS Rights, UBS will have the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, without prior notice so long as we receive a payment at par value upon any sale or disposition.

As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS.  We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

In addition, at our request, prior to June 30, 2010, UBS Bank or an affiliate will establish a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral.  The obligations of UBS under the ARS Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the ARS Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the ARS Rights.

The foregoing description of the ARS Rights does not purport to be complete and is qualified in its entirety by reference to (i) the UBS Offering Letter to Tier dated October 8, 2008, and our Acceptance Form dated November 11, 2008, which are filed together as Exhibit 10.1 to this report, and (ii) UBS’s filings with the Securities and Exchange Commission relating to the ARS Rights, including without limitation UBS’s Registration Statement on Form F-3 as filed with the Commission on October 7, 2008.

Tier Technologies, Inc.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 31, 2006, we received a subpoena, and in January 2009 one current employee and several former employees received additional subpoenas from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

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

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	economic conditions in the marketplace including recession;

•	loss of significant clients;

•	demand for our services;

•	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	costs of compliance with laws and government regulations; and

•	integration and costs of acquisitions.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

We may not be successful in integrating our acquisition of ChoicePay, Inc..  On January 27, 2009, we purchased substantially all of the assets of ChoicePay, Inc., an ePayments solution provider based in Tulsa, Oklahoma.  The acquisition included intellectual property, the ChoicePay processing platform, systems, operations, services, products, clients, employees, and other resources.  We may not be successful in integrating the acquired assets into our existing business which could result in disruption of operations, inefficiencies, excess costs, legal and financial liability, additional outsourcing of services and consulting charges, failure to provide services and products as contracted with clients and vendors, and impairment of earnings and operating results.

We may not be successful in identifying acquisition candidates, and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business. One of our strategies is to pursue growth through acquisitions.  We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions at favorable terms.  If we do identify other appropriate acquisition candidates, we may be unsuccessful in negotiating the terms of the acquisition, financing the acquisition or, if an additional acquisition occurs, integrating the acquired business into our existing business.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership.  We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.  Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.

Our current and future information technology infrastructure and platform may not meet our requirements for the sustainable and economical growth of our EPP business, and consolidation of our payment processing platforms involves significant risk.  Our EPP business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements of our existing platform does not keep pace with the growth of our business, we may not be able to meet our growth expectations.  Furthermore, if we are not able to acquire or develop these systems on a timely and economical basis, the profitability of our EPP business may be adversely affected.  We currently maintain three processing platforms, one in San Ramon, California, one in Auburn, Alabama, and another in Tulsa, Oklahoma, which we recently acquired in the ChoicePay acquisition.  We are in the process of integrating and consolidating our technology platforms.  Failure to timely, effectively, and efficiently consolidate our payment processing platforms could result in significant risks including restricted and limited transaction volume, operational inefficiencies, inability to add new products or services, inability to expand existing products and services, significant development costs,  increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.   If we are unable to successfully integrate and consolidate these payment processing platforms it could result in a significant loss of clients and revenues and risk of liability.

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has historically generated about 33% of our annual revenues from electronic payment processing.  In November 2008 this contract was extended for an additional year by the IRS, and is scheduled to expire November 30, 2009 if the IRS does not exercise another option to renew.  Our operating results and cash flows could decline significantly if we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, could result in significant loss of revenues and reduction in profitability.

Tier Technologies, Inc.

Security breaches or improper access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems, causing interruption in service and loss or theft of confidential data and personally identifiable information that we store and/or process.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other similar incidents involving the unauthorized access and theft of confidential data and personally identifiable information.  In January 2009, Heartland Payment Systems reported a breach of security of its systems resulting in the loss or theft of personally identifiable information. Our EPP segment contracts with Heartland for certain payment processing services for credit and debit transactions in the education market. Although no security breach occurred within our systems, and there is no specific information to date that our clients or their related consumers information or data was compromised, if such client or consumer data and information was lost or stolen, such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors or suppliers systems, software or hardware could result in theft, loss, publication, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, and a loss of clients and revenue.

We could suffer material losses if our operations or systems or platforms fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, human error, failure of third-party support and services, as well as the loss of key individuals or failure to perform on the part of the key individuals.  Our EPP segment processes a high volume of time-sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect in our system software or hardware, an interruption or failure due to loss of system functionality, a delay in our system processing speed, a lack of system capacity, or loss of employees on short notice, even for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in lost business and revenue and harm to our reputation.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

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

Violation of any existing or future laws or regulations related to our EPP business, including laws governing money transmitters, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our EPP segment is subject to numerous federal and state laws and regulations, some states’ money transmitter regulations, and related licensing requirements.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and

Tier Technologies, Inc.

regulations associated with financial transaction processing is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability.  We have applications for licensure as a money transmitter pending in several states.  We have been notified by one state that we are subject to payment of penalties for unlicensed activity prior to our submission of the money transmitter application, and additional states could impose such fines and fees.  In the future we may be subject to additional states’ money transmitter regulations, federal money laundering regulations and regulation of internet transactions.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any such laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the cost of compliance, and obtaining necessary licenses and regulatory approvals, could be substantial.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Tier Technologies, Inc. dated November 11, 2008. †
10.2	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Official Payments Corporation, dated November 11, 2008. †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
†Filed herewith.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.

Dated: February 9, 2009

By: /s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)