Form 10-Q
period 2009-05-11
TIER TECHNOLOGIES INC
filed 2009-05-11
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer," and "smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At April 30, 2009 there were 19,522,463 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the

i

negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 37, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$29,845	$47,735
Investments in marketable securities	9,995	2,415
Accounts receivable, net	9,301	4,209
Prepaid expenses and other current assets	2,782	1,863
Current assets—held-for-sale	—	11,704
Total current assets	51,923	67,926

Property, equipment and software, net	6,289	4,479
Goodwill	17,298	14,526
Other intangible assets, net	14,554	13,455
Investments in marketable securities	31,226	28,821
Restricted investments	7,361	7,861
Other assets	776	283
Total assets	$129,427	$137,351

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,618	$918
Accounts payable escrow	8,399	—
Accrued compensation liabilities	2,821	4,289
Accrued discount fees	4,978	5,243
Other accrued liabilities	6,924	4,667
Deferred income	1,181	1,790
Current liabilities—held-for-sale	—	9,061
Total current liabilities	25,921	25,968
Other liabilities	133	136
Total liabilities	26,054	26,104

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,619 and 20,619; shares outstanding: 19,622 and 19,735	190,877	190,099
Treasury stock—at cost, 997 and 884 shares	(9,323)	(8,684)
Accumulated other comprehensive loss	(2)	(2,504)
Accumulated deficit	(78,179)	(67,664)
Total shareholders’ equity	103,373	111,247
Total liabilities and shareholders’ equity	$129,427	$137,351

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues	$28,608	$25,961	$58,348	$54,916

Costs and expenses:
Direct costs	20,771	19,518	43,189	41,752
General and administrative	7,512	6,873	14,142	13,982
Selling and marketing	1,912	2,005	3,228	4,119
Depreciation and amortization	1,624	1,330	3,084	2,625
Total costs and expenses	31,819	29,726	63,643	62,478
Loss from continuing operations before other income/(loss) and income taxes	(3,211)	(3,765)	(5,295)	(7,562)

Other income/(loss):
Gain/(loss) on investment	13	—	(99)	—
Interest income, net	240	824	544	1,790
Total other income	253	824	445	1,790

Loss from continuing operations before income taxes	(2,958)	(2,941)	(4,850)	(5,772)
Income tax provision	1	12	1	28

Loss from continuing operations	(2,959)	(2,953)	(4,851)	(5,800)
(Loss)/income from discontinued operations, net	(2,402)	(584)	(5,664)	832

Net loss	$(5,361)	$(3,537)	$(10,515)	$(4,968)

(Loss)/earnings per share—Basic and diluted:
From continuing operations	$(0.15)	$(0.15)	$(0.24)	$(0.29)
From discontinued operations	$(0.12)	$(0.03)	$(0.29)	$0.04
Loss per share—Basic and diluted	$(0.27)	$(0.18)	$(0.53)	$(0.25)

Weighted average common shares used in computing:
Basic and diluted (loss)/earnings per share	19,711	19,551	19,723	19,547

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2009	2008	2009	2008
Net loss	$(5,361)	$(3,537)	$(10,515)	$(4,968)
Other comprehensive (loss)/income, net of tax:
Unrealized loss on investment in marketable securities	(3)	(1,414)	(2)	(1,414)
Impact of unrealized loss transferred from AOCI into net loss	—	—	2,504	—

Other comprehensive (loss)/income	(3)	(1,414)	2,502	(1,414)

Comprehensive loss	$(5,364)	$(4,951)	$(8,013)	$(6,382)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended March 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,515)	$(4,968)
Less: (Loss)/income from discontinued operations, net	(5,664)	832
Loss from continuing operations, net	(4,851)	(5,800)
Non-cash items included in net loss:
Depreciation and amortization	3,131	2,697
Provision for doubtful accounts	116	31
Accrued forward loss on contract	14	107
Share-based compensation	838	1,415
Loss on trading investments	99	—
Other	(7)	48
Net effect of changes in assets and liabilities:
Accounts receivable, net	(5,078)	1,098
Prepaid expenses and other assets	(85)	125
Accounts payable and accrued liabilities	8,516	(1,434)
Income taxes receivable	(61)	28
Deferred income	(609)	(544)
Cash provided by (used in) operating activities from continuing operations	2,023	(2,229)
Cash (used in) provided by operating activities from discontinued operations	(4,822)	4,628
Cash (used in) provided by operating activities	(2,799)	2,399
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(21,460)	(7,325)
Maturities of available-for-sale securities	13,878	32,615
Maturities of restricted investments	500	—
Purchase of equipment and software	(1,283)	(921)
ChoicePay, Inc. asset purchase, net of cash acquired	(6,896)	—
Proceeds from sale of discontinued operations	1,255	—
Cash (used in) provided by investing activities from continuing operations	(14,006)	24,369
Cash used in investing activities from discontinued operations	(437)	(2,716)
Cash (used in) provided by investing activities	(14,443)	21,653
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	96
Purchase of company stock	(639)	—
Capital lease obligations and other financing arrangements	(9)	(26)
Cash (used in) provided by financing activities from continuing operations	(648)	70
Cash used in financing activities from discontinued operations	—	(3)
Cash (used in) provided by financing activities	(648)	67
Net (decrease)/increase in cash and cash equivalents	(17,890)	24,119
Cash and cash equivalents at beginning of period	47,735	16,516
Cash and cash equivalents at end of period	$29,845	$40,635

TIER TECHNOLOGIES, INC.

CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

(unaudited)

	Six months ended March 31,
(in thousands)	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3	$6
Income taxes paid, net	$62	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations and other financing arrangements	$—	$28
Fair value of ARS Rights	$3,227	$—
Notes receivable from third parties	$1,021	$—
Transfer from available-for-sale to trading securities, at par value	$31,325	$—
Decrease in fair value of trading securities	$824	$—
Purchase price of ChoicePay acquisition	$7,566	$—
Fair value of net assets acquired	$4,794	$—
Goodwill from ChoicePay acquisition	$2,772	$—

See Notes to Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier or the Company, provides federal, state and local government and other public sector clients with electronic payment and other transaction processing services, as well as software and systems integrations services.  Our core business is Electronic Payment Solutions, or EPS (previously referred to as Electronic Payment Processing, or EPP).  EPS services are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Federal, state and local governments;

•	Property tax—real and personal;

•	Education—higher and K-12;

•	Insurance;

•	Utilities;

•	Court fees and fines; and

•	Property management.

We also operate in two other business areas which we are winding down.  These are portions of our former Government Business Process Outsourcing, or GBPO, and Packaged Software Systems Integration, or PSSI, operations that we expect to wind-down over a four-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we were divesting.  These operations include:

•	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

•	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

For additional information about our EPS and Wind-down Operations, see Note 12—Segment Information.

For additional information about businesses in which we no longer operate, and have divested, see Note 14—Discontinued Operations.

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

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes.  We believe that near-term changes could impact the following estimates: project costs and percentage of completion; effective tax rates, deferred taxes and associated valuation allowances; collectability of receivables; share-based compensation; and valuation of goodwill, intangibles and investments.  Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.

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

In April 2009, the FASB issued three related staff positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

•
FSP FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FSP FAS 115-2 and SFAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments, which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures of the fair value of financial instruments within the scope of SFAS 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

Tier Technologies, Inc.

We will adopt the new staff positions as of July 1, 2009. We are currently evaluating the impact these FSPs will have on our financial position and results of operations.

NOTE 3—INVESTMENTS
We own investments in marketable securities designated as available-for-sale or trading securities as defined in Statement of Financial Accounting Standards No 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  Restricted investments totaling $1.4 million at March 31, 2009, and $1.9 million at September 30, 2008 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in March 2010.  At both March 31, 2009 and September 30, 2008, we used a $6.0 million money market investment as a compensating balance for bank accounts used with our Automated Clearing House processing.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

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

At March 31, 2009 and September 30, 2008, our investment portfolio included $31.3 million par value of municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  We refer to these securities as auction rate securities, or ARS.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  Our investments are rated AAA, the issuers are current on all of their payment obligations, and we continue to earn interest on our auction rate security investments at the pre-determined contractual rate.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value of the investments no longer approximates par value.  During the fiscal year ended September 30, 2008, we recorded an unrealized loss of $2.5 million, which is included in Accumulated other comprehensive loss on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.  We determined fair market value of our investments using a discounted cash flow approach.  During fiscal 2008 we reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheets as a result of the lack of liquidity due to current market conditions.

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

Tier Technologies, Inc.

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

The ARS Rights between Tier and UBS relate to the ARS held by us, but are not embedded in or attached to the ARS.  Rather, the ARS Rights are freestanding instruments that must be accounted for separately from the ARS.  Statement of Financial Accounting Standards No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity defines a freestanding financial instrument as a “financial instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction that is legally detachable and separately exercisable.”  The ARS Rights are contractual arrangements entered into between UBS and Tier, are legally separate from the ARS, and can be exercised independently of any other instrument or event.

We have elected to measure the ARS Rights at fair value under Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses have been included in earnings and will continue to be included in future periods.  At March 31, 2009 we recorded the fair value of the Rights as $3.2 million with a credit to Other income/(loss) in our Consolidated Statements of Operations.  We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale.  We recorded unrealized gains and losses on our available-for-sale debt securities in Accumulated other comprehensive loss in the shareholders’ equity section of our Consolidated Balance Sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.  In connection with our acceptance of the UBS offer in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with SFAS 115.  The transfer to trading securities reflects management’s intent to exercise our ARS Rights during the period June 30, 2010 through July 2, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  The transfer to trading securities resulted in recognizing a loss of $3.3 million in Other income/(loss) in our Consolidated Statements of Operations, an increase of $0.8 million compared to the unrealized loss of $2.5 million at September 30, 2008.

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

In accordance with SFAS No. 95—Statement of Cash Flows, unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, ARS, and ARS Rights, all other investments are categorized as available-for-sale under SFAS 115.  These securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies.  Increases and decreases in fair value are

Tier Technologies, Inc.

recorded as unrealized gains and losses in other comprehensive income.  As explained above ARS and ARS Rights are classified as trading securities with changes in fair value recorded in current earnings.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current and long-term investments in marketable securities:

	March 31, 2009				September 30, 2008
(in thousands)	Amortized cost	Unrealized loss	Net loss impact	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Investments in marketable securities:
Commercial paper	$9,996	$(1)	$—	$9,995	$—	$—	$—
Certificates of deposit	—	—	—	—	2,415	—	2,415
Total marketable securities	9,996	(1)	—	9,995	2,415	—	2,415

Long-term investments in marketable securities:

Trading investments:
Debt securities (State and local bonds)	31,325	—	(3,326)	27,999	—	—	—
Auction rate securities Rights Series	—	—	3,227	3,227	—	—	—
Total trading investments	31,325	—	(99)	31,226	—	—	—

Available-for-sale investments:
Debt securities (State and local bonds)	—	—	—	—	31,325	(2,504)	28,821
Total available-for-sale investments	—	—	—	—	31,325	(2,504)	28,821
Total investments	$41,321	$(1)	$(99)	$41,221	$33,740	$(2,504)	$31,236

As of March 31, 2009, all of the debt securities that were included in marketable securities had remaining maturities within one year.  As of March 31, 2009, all the debt securities included as trading investments have maturities in excess of ten years.  While all of these trading securities have long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—
Inputs other than quoted prices in active markets, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Unobservable inputs, for which there is little or no market data for the assets or liabilities.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of March 31, 2009.

Tier Technologies, Inc.

Fair value measurements as of March 31, 2009

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$1,887	$—	$—	$1,887
U.S. Treasury bills	4,998	—	—	4,998

Investments in marketable securities:
Commercial paper	9,995	—	—	9,995
Debt securities	—	—	27,999	27,999
Auction Rate Securities Rights	—	—	3,227	3,227

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361
Total	$22,880	$1,361	$31,226	$55,467

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

Changes in fair value measurements of our securities are included in Gain/(loss) on investment on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2008	$28,821
Change in temporary valuation adjustment included in Accumulated other comprehensive loss	2,504
Loss included in earnings	(3,326)
Recognition of ARS rights	3,227
Balance at March 31, 2009	$31,226

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the six months ended March 31, 2009, our contract with the Internal Revenue Service contributed revenues of $8.8 million, or 15.1% of our revenues from Continuing Operations.  During the six months ended March 31, 2008, this same contract contributed revenues of $10.5 million, or 19.0% of our revenues from Continuing Operations.

Accounts receivable, net.  As of March 31, 2009 and September 30, 2008, we reported $9.3 million and $4.2 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  As of March 31, 2009, the Accounts receivable, net balance is predominantly made up of EPS operations customer receivables.  At September 30, 2008, approximately 32.7% of the balances reported in Accounts receivable, net were attributable to operations that we intend to wind-down during the course of the next four years (See Note 12—Segment Information, for additional information about our Wind-down Operations).  As of March 31, 2009 and September 30, 2008, none of our customers had receivables that exceed 10% of our total receivable balance.  As of both March 31, 2009 and September 30, 2008, Accounts receivable, net included an allowance for uncollectible accounts of

Tier Technologies, Inc.

$0.3 million, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  As of March 31, 2009 and September 30, 2008, Accounts receivable, net included $0.3 million and $0.4 million, respectively, of retainers that we expected to receive in one year.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

In January 2009 we purchased substantially all of the assets of ChoicePay, Inc.  As a result of this transaction, we recorded $2.8 million in goodwill during the three months ended March 31, 2009.  The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2009:

	Operating Segment
(in thousands)	EPS	Wind-down	Total
Balance at September 30, 2008	$14,526	$—	$14,526
ChoicePay, Inc. Asset Purchase	2,772	—	2,772
Balance at March 31, 2009	$17,298	$—	$17,298

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach in accordance with SFAS 142—Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  During fiscal 2008 we tested our former PSSI and GBPO businesses within our Discontinued Operations for impairment.  As of September 30, 2008, the remaining business units within Discontinued Operations were deemed to have no remaining goodwill.

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

Tier Technologies, Inc.

		March 31, 2009			September 30, 2008
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-16 years	$28,408	$(18,591)	$9,817	$28,408	$(16,829)	$11,579
Add: ChoicePay, Inc.		1,629	(17)	1,612	—	—	—
Client relationships		30,037	(18,608)	11,429	28,408	(16,829)	11,579

Technology and research and development	5 years	3,966	(3,754)	212	3,966	(3,317)	649
Add: ChoicePay, Inc.		1,652	(59)	1,593	—	—	—
Technology and research and development		5,618	(3,813)	1,805	3,966	(3,317)	649

Trademarks	6-10 years	3,200	(2,133)	1,067	3,200	(1,973)	1,227
Add: ChoicePay, Inc.		263	(10)	253	—	—	—
Trademarks		3,463	(2,143)	1,320	3,200	(1,973)	1,227

Other intangible assets, net		$39,118	$(24,564)	$14,554	$35,574	$(22,119)	$13,455

During the six months ended March 31, 2009, we recognized $2.4 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

We reported income tax provisions of $1,000 for the three and six months ended March 31, 2009, and $12,000 and $28,000, respectively, for the three and six months ended March 31, 2008.  The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the six months ended March 31, 2009 and 2008 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize foreign tax credits and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

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

As of March 31, 2009, we had approximately $43,000 of unrecognized tax benefits.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest totaled $9,000 at March 31, 2009.  There were $1,000 of unrecognized tax benefits for the six months ended March 31, 2009.  We do not believe within the next twelve months there will be a significant change in the

Tier Technologies, Inc.

total amount of unrecognized tax benefits as of March 31, 2009.  The following table summarizes our unrecognized tax benefits.

(in thousands)
Balance at September 30, 2008	$42
Increases for tax positions related to prior years	1
Balance at March 31, 2009	$43

We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2004.  As of March 31, 2009, we were not engaged in any federal or state audits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At March 31, 2009, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At March 31, 2009 and September 30, 2008, we had legal accruals of $1.6 million and $0.8 million, respectively, based upon estimates of key legal matters.

On May 31, 2006, we received a subpoena, and in January 2009 one current employee and several former employees received additional subpoenas from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

BANK LINES OF CREDIT

At March 31, 2009, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2009, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of March 31, 2009, $1.4 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

ACCOUNTS PAYABLE ESCROW

Accounts payable escrow on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the credit card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of any given reporting period.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At March 31, 2009, our investment portfolio included $28.0 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the

Tier Technologies, Inc.

fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment banker has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer.  Until liquidity in the market returns, or our investment banker sells or disposes of the securities, we may be unable to liquidate these investments in a timely manner at par value.

PERFORMANCE AND GUARANTEE PAYMENT BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At March 31, 2009, we had $18.2 million of bonds posted with clients.  There were no claims pending against any of these bonds.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At March 31, 2009, we had $4.5 million of bonds posted with 23 states.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of March 31, 2009, we had employment and change of control agreements with five executives and 15 other key managers.  If certain termination or change of control events were to occur under the 20 contracts as of March 31, 2009, we could be required to pay up to $5.9 million.

As of March 31, 2009, we also had agreements with three key employees under which these individuals would be entitled to receive predefined amounts after completing defined employment service periods.  We expect to recognize a maximum expense of $143,000 through December 31, 2009 for these agreements.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives nominated and approved by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of March 31, 2009, 580,000 PSUs have been issued to key executives.  As of March 31, 2009 we expect to recognize $0.6 million in expense related to the PSUs, of which $115,000 will be recognized during the remaining six months of fiscal year 2009, $229,000 will be recognized during fiscal years 2010 and 2011 and $38,000 will be recognized during fiscal year 2012.  See Note 13—Share-based Payment for additional information regarding the valuation of the PSUs.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with directors and key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Articles of Incorporation, our Bylaws and the General Corporation Law of the State of Delaware against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  We are not able to estimate our maximum exposure under these agreements.

Tier Technologies, Inc.

NOTE 9—RELATED PARTY TRANSACTIONS

EDGAR, DUNN & COMPANY

During the six months ended March 31, 2009, we purchased $128,000 of consultancy services relating to our EPS operations from Edgar, Dunn & Company, a company affiliated with a member of our Board of Directors.

ITC DELTACOM, INC.

During the six months ended March 31, 2009, we purchased $128,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 10—RESTRUCTURING

During the six months ended March 31, 2009, we recorded $1.0 million of restructuring liabilities relating to severance and facility closing costs as part of our consolidation of certain operational functions within our EPS operations and the wind down of our VSA operations.

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the six months ended March 31, 2009:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2008	$596	$—	$596
Additions	480	497	977
Cash payments	(602)	(172)	(774)

Balance at March 31, 2009	$474	$325	$799

At March 31, 2009, we had $0.8 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets and $25,000 of liabilities included in Other liabilities on our Consolidated Balance Sheets.  At September 30, 2008, we had $0.6 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets.  We expect to pay $0.8 million of the liability during fiscal year 2009, and the remaining $25,000 during fiscal year 2010.

NOTE 11—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

In January 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in the open market.  Through March 31, 2009, we purchased 112,400 shares of common stock for $0.6 million under this repurchase program.  We also participated in a previous repurchase program authorized by our Board of Directors in October 2003 in which we purchased 884,400 shares of common stock for $8.7 million.  As of March 31, 2009, we have repurchased 996,800 shares of common stock for $9.3 million under the two plans, which are reported as Treasury stock on our Consolidated Balance Sheets.

NOTE 12—SEGMENT INFORMATION

Our business consists of two reportable segments: Continuing Operations and Discontinued Operations.  Within our Continuing Operations segment, we allocate resources to and assess the performance of our EPS Operations and Wind-down Operations.  Our Discontinued Operations includes businesses within our former GBPO and PSSI operations that have been sold.  Information regarding our Discontinued Operations can be found in Note 14—Discontinued Operations.

Tier Technologies, Inc.

The following table presents the results of operations for our EPS Operations and our Wind-down Operations for the three and six months ended March 31, 2009 and 2008.

(in thousands)	EPS	Wind- down	Total
Three months ended March 31, 2009:
Revenues	$27,268	$1,340	$28,608
Costs and expenses:
Direct costs	20,149	622	20,771
General and administrative	7,092	420	7,512
Selling and marketing	1,909	3	1,912
Depreciation and amortization	1,147	477	1,624
Total costs and expenses	30,297	1,522	31,819
Loss from continuing operations before other income and income taxes	(3,029)	(182)	(3,211)
Other income:
Gain on investment	13	—	13
Interest income, net	240	—	240
Total other income	253	—	253
Loss from continuing operations before taxes	(2,776)	(182)	(2,958)
Income tax provision	1	—	1
Loss from continuing operations	$(2,777)	$(182)	$(2,959)

Three months ended March 31, 2008:
Revenues	$24,432	$1,529	$25,961
Costs and expenses:
Direct costs	18,736	782	19,518
General and administrative	6,480	393	6,873
Selling and marketing	1,942	63	2,005
Depreciation and amortization	975	355	1,330
Total costs and expenses	28,133	1,593	29,726
Loss from continuing operations before other income and income taxes	(3,701)	(64)	(3,765)
Other income:
Interest income, net	824	—	824
Total other income	824	—	824
Loss from continuing operations before taxes	(2,877)	(64)	(2,941)
Income tax provision	12	—	12
Loss from continuing operations	$(2,889)	$(64)	$(2,953)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Six months ended March 31, 2009:
Revenues	$55,509	$2,839	$58,348
Costs and expenses:
Direct costs	41,987	1,202	43,189
General and administrative	13,382	760	14,142
Selling and marketing	3,223	5	3,228
Depreciation and amortization	2,126	958	3,084
Total costs and expenses	60,718	2,925	63,643
Loss from continuing operations before other income/(loss) and income taxes	(5,209)	(86)	(5,295)
Other income/(loss):
Loss on investment	(99)	—	(99)
Interest income, net	544	—	544
Total other income	445	—	445
Loss from continuing operations before taxes	(4,764)	(86)	(4,850)
Income tax provision	1	—	1
Loss from continuing operations	$(4,765)	$(86)	$(4,851)

Six months ended March 31, 2008:
Revenues	$52,241	$2,675	$54,916
Costs and expenses:
Direct costs	39,854	1,898	41,752
General and administrative	13,136	846	13,982
Selling and marketing	3,937	182	4,119
Depreciation and amortization	1,899	726	2,625
Total costs and expenses	58,826	3,652	62,478
Loss from continuing operations before other income and income taxes	(6,585)	(977)	(7,562)
Other income:
Interest income, net	1,790	—	1,790
Total other income	1,790	—	1,790
Loss from continuing operations before taxes	(4,795)	(977)	(5,772)
Income tax provision	28	—	28
Loss from continuing operations	$(4,823)	$(977)	$(5,800)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	March 31, 2009	September 30, 2008
Continuing operations:
EPS	$125,844	$120,715
Wind-down	3,583	4,932
Assets for continuing operations	129,427	125,647
Assets held-for-sale	—	11,704
Total assets	$129,427	$137,351

See Note 14—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

Tier Technologies, Inc.

NOTE 13—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At March 31, 2009, there were 966,299 shares of common stock reserved for future grants under the Plan.

STOCK OPTIONS

Stock-based compensation expense for all option awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.2 million and $0.6 million, respectively, for the three and six months ended March 31, 2009.  During the three and six months ended March 31, 2008, we recognized $0.6 million and $1.4 million, respectively, in stock based compensation expense, of which $0.5 million was attributable to the December 10, 2007 acceleration of vesting in full of options issued to our independent Board of Director members on August 24, 2006.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.75%	2.76%	1.98%	3.56%
Volatility	45.69%	42.03%	45.37%	41.72%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$2.51	$3.17	$1.93	$4.14
Weighted-average intrinsic value of options exercised (in thousands)	$—	$7	$—	$19

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the six months ended March 31, 2009 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2008	2,702	$9.07
Granted	460	4.62
Exercised	—	—
Forfeitures or expirations	(353)	10.01
Options outstanding at March 31, 2009	2,809	$8.23	7.73 years	$—
Options vested and expected to vest at March 31, 2009	2,671	$8.27	7.07 years	$—
Options exercisable at March 31, 2009	1,362	$8.77	6.37years	$—

As of March 31, 2009, a total of $3.2 million of unrecognized compensation cost related to stock options, including estimated forfeitures, was expected to be recognized over a 3.7 year weighted-average period.

RESTRICTED STOCK UNITS

On April 30, 2008, we granted 550,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  In January 2009 we granted another 150,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  Pursuant to the Plan, 500,000 shares can be payable in shares of our common stock.  The remaining

Tier Technologies, Inc.

200,000 shares may be payable in cash and are recorded at their fair value as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

	March 31, 2009
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	2.78	2.08
Interest rate (based on U.S. Treasury yield)	1.98%	0.84%
Volatility	39.53%	40.14%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$0.16

Restricted stock unit activity for the equity portion of the awards for the six months ended March 31, 2009 is as follows:

Restricted shares (in thousands)	Shares
Restricted at October 1, 2008	500
Granted (1)	—
Vested	—
Forfeited	—
Restricted at March 31, 2009	500
(1) Of the 700,000 restricted stock units awarded, 500,000 are payable in shares.

For the three and six months ended March 31, 2009 we recorded $0.1 million and $0.3 million, respectively, in expense related to the award.  As of March 31, 2009, we have $1.3 million in unrecognized compensation cost, expected to be recognized through April 2011.

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

As of March 31, 2009, 580,000 PSUs have been issued under the PSU Plan.  As of March 31, 2009, these shares are recorded at their fair value of $0.1 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	2.68
Interest rate (based on U.S. Treasury yield)	1.04%
Volatility	41.98%
Dividend yield	—
Weighted-average fair value of options granted	$1.19

For the three and six months ended March 31, 2009 we recorded $0.1 million in expense related to these awards.  As of March 31, 2009, we have $0.6 million in unrecognized compensation cost, expected to be recognized through December 2011.

Tier Technologies, Inc.

NOTE 14—DISCONTINUED OPERATIONS

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

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009 for a purchase price of $1.5 million payable as follows, $1,050,000 due at closing, $300,000 due in July 2009, and $150,000 due upon assignment of three contracts.  In addition, if the purchaser is awarded a named contract, the purchaser will pay Tier 5% of service related revenue.

SFAS No. 144 requires that a long-lived asset group classified as held-for-sale be measured at the lower of its carrying value or fair value less cost to sell.  As a result of this analysis, we determined operations within our former GBPO and PSSI operations had carrying values which exceeded their fair value.  During the three and six months ended March 31, 2009 and 2008, we recorded the following impairment expense, which is included in (Loss)/ income from discontinued operations, net:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2009	2008	2009	2008
Impairment expense
Goodwill impairment	$—	$1,357	$—	$1,730
Long-lived asset impairment	—	1,685	2,594	1,771
Total impairment expense	$—	$3,042	$2,594	$3,501

SUMMARY OF REVENUE AND (LOSS)/INCOME BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  The following table summarizes our revenue and pre-tax income, prior to any gain/(loss) on sale, generated by these operations during the three and six months ended March 31, 2009 and 2008.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2009	2008	2009	2008
Revenues (Discontinued operations):
GBPO	$—	$7,074	$—	$14,207
PSSI	308	7,032	4,777	13,641
Total revenues	$308	$14,106	$4,777	$27,848
(Loss)/income before taxes (Discontinued operations):
GBPO	$(5)	$3,217	$(57)	$4,946
PSSI	(1,611)	(4,051)	(4,378)	(4,446)
Other/eliminations	—	239	—	321
Total (loss)/income before taxes	$(1,616)	$(595)	$(4,435)	$821

Tier Technologies, Inc.

NOTE 15—(LOSS)/EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss)/earnings per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2009	2008	2009	2008
Numerator: (Loss)/income from:
Continuing operations, net of income taxes	$(2,959)	$(2,953)	$(4,851)	$(5,800)
Discontinued operations, net of income taxes	(2,402)	(584)	(5,664)	832
Net loss	$(5,361)	$(3,537)	$(10,515)	$(4,968)
Denominator:
Weighted-average common shares outstanding	19,711	19,551	19,723	19,547
Effects of dilutive common stock options	—	—	—	—
Adjusted weighted-average shares	19,711	19,551	19,723	19,547
(Loss)/earnings per basic and diluted share
From continuing operations	$(0.15)	$(0.15)	$(0.24)	$(0.29)
From discontinued operations	(0.12)	(0.03)	(0.29)	0.04
Loss per basic and diluted share	$(0.27)	$(0.18)	$(0.53)	$(0.25)

The following options were not included in the computation of diluted (loss)/earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2009	2008	2009	2008
Weighted-average options excluded from computation of diluted (loss)/earnings per share	2,197	2,005	2,557	1,550

The following common stock equivalents were excluded from the calculation of diluted (loss)/earnings per share, since their effect would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2009	2008	2009	2008
Common stock equivalents excluded from computation of diluted (loss)/earnings per share	64	222	5	291

At March 31, 2009, we have also excluded 500,000 shares of restricted stock from the computation of diluted (loss)/earnings per share since their effect would have been anti-dilutive.

NOTE 16—ACQUISITION

On January 27, 2009, we completed the acquisition of substantially all of the assets of ChoicePay,Inc. for $7.5 million in cash at closing and a potential earn out, based upon a percentage of the profitability of future defined new client business, not to exceed $2.0 million.  The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, in accordance with Statement of Financial Accounting Standards No. 141—Business Combinations.

Tier Technologies, Inc.

The following table summarizes the fair values of the assets acquired and liabilities assumed of ChoicePay, Inc. at the acquisition date:

(in thousands)	As of January 27, 2009
Assets
Cash and cash equivalents	$4,552
Accounts receivable, net	248
Prepaid assets	140
Property, equipment and software, net	1,250
Other intangible assets, net	3,544
Total assets acquired	$9,734

Liabilities
Accounts payable, escrow	$3,892
Other accrued liabilities	1,048
Total liabilities assumed	4,940

Net assets acquired	$4,794

The fair value of identifiable assets acquired and liabilities assumed of $4.8 million, was less than the purchase price of $7.5 million, resulting in $2.7 million of goodwill recorded as a result of the acquisition.

The unaudited pro forma financial information in the table below combines the historical results for Tier and the historical results for ChoicePay for the six months ended March 31, 2009 and 2008.  This pro forma information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	Six months ended
(in thousands, except per share data)	March 31, 2009	March 31, 2008
Revenues	$60,574	$57,852

Net loss from continuing operations	$(5,164)	$(7,611)

Net loss	$(10,828)	$(6,779)

Basic/diluted loss per share—continuing operations	$(0.26)	$(0.39)

Basic/diluted loss per share	$(0.55)	$(0.35)

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

OVERVIEW

We provide federal, state and local governments, educational institutions, utility companies and other public sector clients with biller direct electronic payment and other transaction processing services.  Since April 2007 we have been involved in a strategic initiative to focus on our core business—Electronic Payment Solutions, or EPS.  As of March 31, 2009 we have divested all operations which we deemed to be incompatible with our EPS business.  With the divestitures complete, we are able to focus our efforts on managing and expanding our core business.

KEY EVENTS IN FISCAL 2009

In November 2008, we completed the divestiture of our Financial Management Systems, or FMS, operations, which was part of our former Packaged Software Systems Integration, or PSSI, segment.  In January 2009 we completed the acquisition of ChoicePay, Inc., or ChoicePay, a leading ePayments solution provider.  We believe the acquisition of ChoicePay will enhance our technology platform.  In February 2009, we sold our Unemployment Insurance, or UI, operations, which was part of our former PSSI segment.  This sale completed our divestiture initiative.

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results for the three and six months ended March 31, 2009 for our Continuing and Discontinued Operations:

	Three months ended March 31, 2009		Six months ended March 31, 2009
(in thousands, except per share)	Net loss	Loss per share	Net loss	Loss per share
Continuing Operations:
EPS	$(2,777)	$(0.14)	$(4,765)	$(0.24)
Wind-down	(182)	(0.01)	(86)	—
Total Continuing Operations	$(2,959)	$(0.15)	$(4,851)	$(0.24)

Total Discontinued Operations	$(2,402)	$(0.12)	$(5,664)	$(0.29)

Net loss	$(5,361)	$(0.27)	$(10,515)	$(0.53)

Tier Technologies, Inc.

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, Operations, and certain operations we intend to wind down over the next four years.  Revenues from our EPS Operations were $27.3 million for the three months ended March 31, 2009 and $55.5 million for the six months ended March 31, 2009.  Transaction volume and total dollars processed continue to grow when compared to the same periods last year.  As our revenues continue to grow for our EPS Operations, our direct costs grow as well, however at a lower rate than our revenue.  This is primarily due to strategic cost savings initiatives we have implemented.  We continue to seek new methods to provide the same quality of service to our clients at lower costs.  Despite the increase in revenues, our EPS Operations reported a net loss of $2.8 million for the three months ended March 31, 2009 and $4.8 million for the six months ended March 31, 2009.  Contributing to the net loss were (i) restructuring and severance payments as we continue to implement our strategic initiative to focus on EPS Operations and streamline our general and administrative expenses and (ii) an increase in legal fees associated with the filing of our proxy.

Our Wind-down Operations reported a net loss of $0.2 million for the three months ended March 31, 2009 and $0.1 million for the six months ended March 31, 2009.  We continue to make efforts to streamline our costs associated with supporting our Wind-down Operations.

Our Discontinued Operations consists of businesses we have divested through March 31, 2009.  Our Discontinued Operations reported a net loss of $2.4 million for the three months ended March 31, 2009 and $5.7 million for the six months ended March 31, 2009.

EXPECTATIONS AND STRATEGY FOR 2009

During fiscal 2007, management and the board undertook a comprehensive strategic planning process to determine the most effective means to maximize shareholder value.  At the conclusion of this strategic review, it was decided to divest or wind-down all operating units and focus on our EPS business.  As noted earlier, we have completed our planned divestitures allowing the company to focus exclusively on providing electronic payment solutions to merchants who provide services directly to customers, which we refer to as the biller-direct space.  During fiscal 2009, we have established five key priorities:

•	Complete the divestitures of non-strategic assets;

•	Build a new management team;

•	Develop our marketing capabilities;

•	Build share in the biller direct market by increasing transactions, developing new markets, which we refer to as verticals, and reducing our client concentration; and

•	Consolidate our platforms to reduce costs and accelerate and expand the development and rollout of new products and features.

We are actively managing each of these priorities.  The status of each is as follows:

•
Divestitures: In November 2008, we completed the divestiture of FMS, which was part of our former PSSI segment.  In February 2009, we sold our UI operations, also part of our former PSSI segment.  These sales completed the last of our seven planned divestitures.  All planned divestitures are now completed.

•
Management:  Ronald W. Johnston joined us in April, 2008 as Chief Financial Officer.  In July, 2008, Keith S. Kendrick assumed the role of Senior Vice President, Strategic Marketing.  Our new Chief Operating Officer, Nina K. Vellayan began her assignment in October, 2008.  During December and January, management reviewed our expense levels, undertook cost containment programs in light of the current economic environment, and streamlined the senior management team accordingly.

•	Marketing: As a part of the strategic review, we started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of our services to

Tier Technologies, Inc.

grow transactions across verticals and deepen the strength of the primary brand, Official Payments.  We are launching programs to increase customer adoption and utilization through expanded cross-selling capabilities and enhanced My Account functionality.  My Account is a personal registration function offered through our subsidiary, Official Payments Corporation. As our new consolidated platform becomes available, we will launch new e-commerce products and payment services for partners and direct biller clients including additional payment channels such as mobile, walk-up payment, and kiosks.

•
Build share:  We have increased resources and marketing programs directed at our fastest growing verticals:  Higher Education and Utilities.  In January 2009 we completed the acquisition of ChoicePay, a leading ePayments solution provider.  We believe the acquisition of ChoicePay will enhance our technology platform and provide us with a significant expansion of our utilities vertical.

•
Platform Consolidation:  In the first fiscal quarter of 2009 we began an extensive analysis of our operating platforms and began a consolidation of our processing platforms and infrastructure to improve efficiency and reduce costs while providing the capacity for future growth.  Based on our current plan, we expect to complete the consolidation of our current EPS technology platforms in early calendar year 2010.  To date, we have completed the consolidation of some of our EPS operations, facilities, departments and positions in San Ramon, California with our operations in Auburn, Alabama.  We expect this operations consolidation to increase efficiencies, reduce costs, reduce overhead, and eliminate duplicative operations and functions.

We anticipate minimal revenue growth during fiscal 2009 as we believe the current macroeconomic climate will reduce the average payment size in key vertical categories including federal tax and real property tax payments.  Nevertheless, for the remainder of fiscal 2009 we expect to see continued transaction growth in our EPS business driven by increasing consumer demand for electronic payment options, and we intend to pursue key strategic initiatives that leverage our lead position in the biller direct space and are designated to facilitate growth and maximize efficiencies.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three and six months ended March 31, 2009 and 2008:

	Three months ended		Variance
	March 31,		2009 vs. 2008
(in thousands, except percentages)	2009	2008	$	%
Revenues	$28,608	$25,961	$2,647	10.2%
Costs and expenses:
Direct costs	20,771	19,518	1,253	6.4%
General and administrative	7,512	6,873	639	9.3%
Selling and marketing	1,912	2,005	(93)	(4.6)%
Depreciation and amortization	1,624	1,330	294	22.1%
Total costs and expenses	31,819	29,726	2,093	7.0%
Loss from continuing operations before other income and income taxes	(3,211)	(3,765)	554	14.7%
Other income	253	824	(571)	(69.3)%
Loss from continuing operations before income taxes	(2,958)	(2,941)	(17)	(0.6)%
Income tax provision	1	12	(11)	(91.7)%
Loss from continuing operations	(2,959)	(2,953)	(6)	(0.2)%
Loss from discontinued operations, net	(2,402)	(584)	(1,818)	(311.3)%
Net loss	$(5,361)	$(3,537)	$(1,824)	(51.6)%

Tier Technologies, Inc.

	Six months ended		Variance
	March 31,		2009 vs. 2008
(in thousands, except percentages)	2009	2008	$	%
Revenues	$58,348	$54,916	$3,432	6.3%
Costs and expenses:
Direct costs	43,189	41,752	1,437	3.4%
General and administrative	14,142	13,982	160	1.1%
Selling and marketing	3,228	4,119	(891)	(21.6)%
Depreciation and amortization	3,084	2,625	459	17.5%
Total costs and expenses	63,643	62,478	1,165	1.9%
Loss from continuing operations before other income and income taxes	(5,295)	(7,562)	2,267	30.0%
Other income	445	1,790	(1,345)	(75.1)%
Loss from continuing operations before income taxes	(4,850)	(5,772)	922	16.0%
Income tax provision	1	28	(27)	(96.4)%
Loss from continuing operations	(4,851)	(5,800)	949	16.4%
(Loss)/income from discontinued operations, net	(5,664)	832	(6,496)	(781.8)%
Net loss	$(10,515)	$(4,968)	$(5,547)	111.7%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing and Discontinued Operations.

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core EPS business and certain businesses that we expect to wind-down over the next four years.  The following is an analysis of the variances in these financial results.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and six months ended March 31, 2009 and 2008:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Revenues
EPS	$27,268	$24,432	$2,836	11.6%
Wind-down	1,340	1,529	(189)	(12.4)%
Total	$28,608	$25,961	$2,647	10.2%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Revenues
EPS	$55,509	$52,241	$3,268	6.3%
Wind-down	2,839	2,675	164	6.1%
Total	$58,348	$54,916	$3,432	6.3%

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

EPS Revenues:  EPS provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  EPS’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.

Tier Technologies, Inc.

EPS generated $27.3 million of revenues during the three months ended March 31, 2009, a $2.8 million, or 11.6%, increase over the three months ended March 31, 2008.  The acquisition of ChoicePay in January, 2009 and an increase in transactions and dollars processed contributed to the increase in revenues during the three months ended March 31, 2009 compared to the same period last year.  During the three months ended March 31, 2009, we processed 15.8% more transactions than we did in the same period last year, representing 5.3% more dollars.  Most of the markets that we serve, which we call verticals, experienced an increase in transactions processed during the three months ended March 31, 2009 compared to the same period last year, ranging from 4.5% to 43.9%.  However, our Federal Income Tax and Court fees and fines verticals, experienced decreases in transactions processed of 6.3% to 29.7%, respectively.  During the three months ended March 31, 2009, we added 104 new accounts, which contributed to the increase in revenues, of which ChoicePay contributed more than 50 accounts.

EPS generated $55.5 million of revenues during the six months ended March 31, 2009, a $3.3 million, or 6.3%, increase over the six months ended March 31, 2008.  The acquisition of ChoicePay in January, 2009 and an increase in transactions and dollars processed contributed to the increase in revenues during the six months ended March 31, 2009 compared to the same period last year.  During the six months ended March 31, 2009, we processed 8.7% more transactions than we did in the same period last year, representing 8.0% more dollars.  Most of our verticals experienced an increase in transactions processed during the six months ended March 31, 2009 compared to the same period last year, ranging from 11.5% to 37.7%.  However, our Federal Income Tax, Education, and Court fees and fines verticals, experienced decreases in transactions processed, ranging from 4.6% to 27.4%.  During the six months ended March 31, 2009, we added 218 new clients, which contributed to the increase in revenues.

An increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives.  We believe our renewed focus on our core EPS business will continue to produce revenue growth for the foreseeable future.

Wind-down Revenues:  During the three months ended March 31, 2009, our Wind-down Operations generated $1.3 million in revenues, a $0.2 million, or 12.4%, decrease from the three months ended March 31, 2008.  Our Voice and Systems Automation, or VSA, business reported $1.3 million in revenues during the three months ended March 31, 2009, which is a $22,000 decrease over the same period last year.  The decrease in revenues was primarily due to the completion of several maintenance projects in prior periods.  We expect to continue to support and renew existing maintenance contracts; however, we do not expect we will actively pursue new contracts for the VSA business.  Our Pension business generated $42,000 in revenues for the three months ended March 31, 2009.  This is a $0.2 million decrease over the same period last year due to the completion and near completion of two projects.

During the six months ended March 31, 2009, our Wind-down Operations generated $2.8 million in revenues, a $0.2 million, or 6.1%, increase from the six months ended March 31, 2008.  Our Voice and Systems Automation, or VSA, business reported $2.7 million in revenues during the six months ended March 31, 2009, which is a $0.3 million, or 10.2%, increase over the same period last year.  The increase is due to the timing of billing of existing maintenance projects.  We expect to continue to support and renew existing maintenance contracts; however, we do not expect we will actively pursue new contracts for the VSA business.  Our Pension business generated $0.1 million in revenues for the six months ended March 31, 2009.  This is a $0.1 million decrease over the same period last year primarily due to the completion and near completion of two projects.

We expect to wind down our Pension business during fiscal 2009.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of payment card merchant discount fees and assessments.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and six months ended March 31, 2009 and 2008:

Tier Technologies, Inc.

	Three months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Direct costs
EPS	$20,149	$18,736	$1,413	7.5%
Wind-down	622	782	(160)	(20.5)%
Total	$20,771	$19,518	$1,253	6.4%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPS	$41,987	$39,854	$2,133	5.4%
Wind-down	1,202	1,898	(696)	(36.7)%
Total	$43,189	$41,752	$1,437	3.4%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Direct costs within our EPS Operations rose $1.4 million and $2.1 million, or 7.5% and 5.4%, respectively, during the three and six months ended March 31, 2009, respectively, compared to the same period last year.  Our direct costs consist primarily of credit card discount costs and processing fees associated with the generation of revenue.  Although revenues increased 11.6% and 6.3%, respectively for the three and six months ended March 31, 2009, our direct costs for the three and six months ended March 31, 2009, only increased 7.5% and 5.4%, respectively, as a result of cost savings initiatives, the consolidation of our San Ramon, California and Auburn, Alabama operations, and a change in our revenue mix.

We expect to see continued increases in our EPS direct costs as we strive to grow this business and as more clients move toward electronic payment solutions options.

Wind-down Direct Costs:  During the three ended March 31, 2009, direct costs from our Wind-down Operations decreased $0.2 million, or 20.5%, from the same periods last year.  We have decreased labor and labor-related expenses, including subcontractor costs required to service our various projects by $0.4 million.  Offsetting this decrease is an increase in product and material cost of $0.1 million and miscellaneous office expenses of $0.1 million.  During the six months ended March 31, 2009, Wind-down direct costs decreased $0.7 million, or 36.7%, from the same periods last year.  This decrease was primarily attributable to a decrease in labor and labor-related expenses, including subcontractor costs of $0.7 million and a decrease in $0.1 million in travel and travel-related expenses and specific project reserves.  Offsetting these decreases was an increase of $0.1 million in miscellaneous office expenses.

As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2009.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid for outside services.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and six months ended March 31, 2009 and 2008:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
General and administrative
EPS	$7,092	$6,480	$612	9.4%
Wind-down	420	393	27	6.9%
Total	$7,512	$6,873	$639	9.3%

Tier Technologies, Inc.

	Six months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
General and administrative
EPS	$13,382	$13,136	$246	1.9%
Wind-down	760	846	(86)	(10.2)%
Total	$14,142	$13,982	$160	1.1%

EPS General and Administrative:  During the three months ended March 31, 2009, EPS incurred $7.1 million of general and administrative expenses, a $0.6 million, or 9.4%, increase over the same period last year.  During the three months ended March 31, 2009, legal fees increased $0.4 million, primarily due to one-time expenses incurred relating to the filing of our proxy and fees associated with state business licenses.  Travel and miscellaneous office expenses increased $0.5 million over the same period last year, primarily attributable to the acquisition of ChoicePay and initiatives to consolidate our EPS platforms.  In addition, during the three months ended March 31, 2008 we benefited from a $0.2 million adjustment of a legal reserve associated with an investigation previously conducted by the US Department of Justice, or DOJ.

During the three months ended March 31, 2009, labor and labor-related expenses, including subcontractor and consultant expense decreased $0.5 million.  Contributing to this decrease was:  the absence of $0.4 million in subcontractor and consultant expense attributable to the completion of our strategic cost savings initiatives, other cost optimization efforts, and the absence of executive search fees incurred during fiscal 2008; $0.2 million in company-related labor as a result of our corporate and EPS consolidation; and $0.2 million in stock-based compensation expense.  Offsetting these decreases was an increase in bonus expense of $0.2 million as a result of additions to our executive staff, and a shift in resources to our EPS operations and the award of Performance Stock Units, or PSUs, to members of our executive staff and additional severance expense of $0.1 million primarily due to the consolidation of our San Ramon, California facility with our Auburn, Alabama facility.

During the six months ended March 31, 2009, EPS incurred $13.4 million of general and administrative expenses, a $0.2 million, or 1.9%, increase over the same period last year.  During the six months ended March 31, 2009 we incurred increases consisting of the following:  $0.4 million in additional office related expenses, including office equipment maintenance and repairs; $0.4 million in additional legal fees associated with the filing of our proxy and state business licenses; $0.2 million in additional restructuring expense related to our consolidation efforts; and $0.2 million in additional travel and travel-related expenses associated with the acquisition of ChoicePay and our platform consolidation.  In addition, we benefited from the $0.2 million adjustment of the DOJ reserve discussed above.

Offsetting these increases was a decrease in outside services and labor and labor-related expenses of $1.2 million due to the completion of our strategic initiative review.  Stock-based compensation expense decreased $0.6 million over the same period last year primarily due to the absence of the one-time expense of $0.5 million in December 2007 related to the acceleration of the vesting of options awarded to our Board of Directors in August 2006.  Offsetting these decreases was an increase in severance expense of $0.4 million primarily due to the consolidation of our San Ramon, California and Auburn, Alabama facilities, offset by the absence of expense incurred during the six months ended March 31, 2008 associated with the departure of an executive.  Further contributing to the increases was a $0.2 million increase in bonus expense attributable to the staffing changes and additions and PSU awards discussed above.

During fiscal 2009, we expect to see decreases in general and administrative support expense, primarily through further reductions in our labor-force and outside services, as we continue to recognize the benefits of our cost saving strategic initiatives and continue to consolidate and streamline our EPS operations.

Tier Technologies, Inc.

Wind-down General and Administrative:  During the three months ended March 31, 2009, our Wind-down Operations incurred $0.4 million of general and administrative expenses, a $27,000 increase over the same period last year.  During the six months ended March 30, 2009, our Wind-down Operations incurred $0.8 million of general and administrative expenses, a $0.1 million decrease over the same periods last year primarily attributable to the shift in resources from our Wind-down Operations to our EPS Operations.

During fiscal 2009, we expect to see general and administrative support expenses for our Wind-down Operations fluctuate minimally as we continue to fully support these operations.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and six months ended March 31, 2009 and 2008:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Selling and marketing
EPS	$1,909	$1,942	$(33)	(1.7)%
Wind-down	3	63	(60)	(95.2)%
Total	$1,912	$2,005	$(93)	(4.6)%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Selling and marketing
EPS	$3,223	$3,937	$(714)	(18.1)%
Wind-down	5	182	(177)	(97.3)%
Total	$3,228	$4,119	$(891)	(21.6)%

EPS Selling and Marketing:  During the three months ended March 31, 2009, EPS incurred $1.9 million of selling and marketing expenses, a $33,000, or 1.7%, decrease over the same period last year.  Contributing to this decrease is a decrease in travel and travel-related expenses and commission expense, offset by additional severance expense associated with the departure of one of our executives.

During the six months ended March 31, 2009, EPS incurred $3.2 million of selling and marketing expenses, a $0.7 million, or 18.1%, decrease over the same period last year.  Labor and labor-related expenses contributed $0.4 million to the overall decline, consisting of a $0.6 million decrease in commissions paid during the current period and $0.1 million in labor and associated fringe expense offset by severance expense of $0.3 million associated with the departure of one of our executives.  A reduction in advertising and partnership-related costs contributed $0.3 million to the overall decrease, primarily due to the timing of our tax season advertising efforts, which we expect to incur during the coming months.

We expect to see a continued decrease in selling and marketing expenses for our EPS Operations during fiscal 2009 as we continue to streamline our sales and marketing force.

Wind-down Selling and Marketing:  During the three months ended March 31, 2009, the selling and marketing expenses of our Wind-down Operation decreased by $0.1 million, or 95.2% from the three months ended March 31, 2008.  During the six months ended March 31, 2009, these expenses decreased $0.2 million, or 97.3%, over the six months ended March 31, 2008.  These variances are attributable to our strategic decision to focus on our EPS Operations, in which all selling and marketing

Tier Technologies, Inc.

efforts have been directed.  We expect to incur minimal expenses relating to Wind-down Operations during fiscal 2009.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.

	Three months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Depreciation and amortization
EPS	$1,147	$975	$172	17.6%
Wind-down	477	355	122	34.4%
Total	$1,624	$1,330	$294	22.1%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Depreciation and amortization
EPS	$2,126	$1,899	$227	12.0%
Wind-down	958	726	232	32.0%
Total	$3,084	$2,625	$459	17.5%

Depreciation and amortization relating to our EPS Operations increased $0.2 million or 17.6% and 12.0%, respectively, for the three and six months ended March 31, 2009 over the same period last year primarily due to the acquisition of ChoicePay assets during January 2009.  We incurred an additional $0.1 million, or 34.4% and $0.2 million, or 32.0%, respectively, for the three and six months ended March 31, 2009 over the same period last year, in amortization expense for our Wind-down Operations as a result of the decision at the end of fiscal 2008 to decrease the remaining useful life of intangible assets from four to two years.

Other Income/(Loss) (Continuing Operations)

Gain/(loss) on investment:  During the three months ended March 31, 2009, we recognized $13,000 gain on investment.  During the six months ended March 31, 2009, we recognized a $0.1 million loss related to the decrease in fair value of our auction rate securities.

Interest income, net:  Interest income during the three and six months ended March 31, 2009 decreased $0.6 million and $1.2 million, respectively, compared to the same periods last year, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $1,000 for the three and six months ended March 31, 2009 and $12,000 and $28,000, respectively for the three and six months ended March 31, 2008.  The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the three and six months ended March 31, 2009 and 2008 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state and foreign income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the

Tier Technologies, Inc.

year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

DISCONTINUED OPERATIONS

Our Discontinued Operations consists of portions of our former Government Business Process Outsourcing, or GBPO, business and our Packaged Software Systems Integration, or PSSI, business we have divested through March 31, 2009.  During the three and six months ended March 31, 2009, our Discontinued Operations contributed $2.4 million and $5.7 million, respectively, to our net loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirement is to fund working capital to support our organic growth, including potential future acquisitions.  Under our Amended and Restated Credit and Security Agreement, as amended, with our lender, we may obtain up to $7.5 million of letters of credit.  The agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  At March 31, 2009, we had $1.4 million of letters of credit outstanding under this credit facility, which are fully collateralized.  These letters of credit were issued to secure performance bonds and a property lease.

Net Cash from Continuing Operations—Operating Activities.  During the six months ended March 31, 2009, our operating activities from Continuing Operations provided $2.0 million of cash.  This reflects a net loss of $4.9 million from Continuing Operations and $4.2 million of non-cash items.  During the six months ended March 31, 2009, $8.5 million of cash was generated by an increase in accounts payable and accrued liabilities, primarily associated with accounts payable escrow as a result of the ChoicePay acquisition.  An increase in accounts receivable, associated with the accounts payable escrow used $5.1 million of cash.  A decrease in deferred income used $0.6 million of cash.  An increase in prepaid expenses and other assets used $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash used in our investing activities from Continuing Operations for the six months ended March 31, 2009 was $14.0 million, including $21.5 million of cash used to purchase marketable securities, offset by $13.9 million of cash provided by maturities of marketable securities.  During the six months ended March 31, 2009, $6.9 million of cash was used to purchase substantially all of the assets of ChoicePay and $1.3 million of cash was used to purchase equipment and software and fund internal development of software primarily associated with our EPS business.  The proceeds from the sale of our Discontinued Operations provided $1.3 million of cash.  In addition, the release and maturity of restricted investments provided $0.5 million of cash.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from Continuing Operations for the six months ended March 31, 2009 was $0.6 million used for the purchase of treasury stock and $9,000 used for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the six months ended March 31, 2009, our operating activities from Discontinued Operations used $4.8 million of cash.  This reflects a net loss of $5.7 million and $3.7 million of non-cash items, of which $2.6 million related to the write-down of held-for-sale assets, $1.2 million related to a loss recognized on the sale and disposal of our discontinued operations, and $0.2 million related to a reduction in bad debt expense.  In addition, the net effect of changes in discontinued assets and liabilities used $2.8 million of cash.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from Discontinued Operations for the six months ended March 31, 2009 was $0.4 million, primarily used to fund internal development of software.

In our Note 3—Investments we disclosed that at March 31, 2009, our investment portfolio included $31.3 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these

Tier Technologies, Inc.

securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

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

We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections. We anticipate that our existing capital resources, including our cash balances, cash that we anticipate will be provided by operating activities and our available credit facilities will be adequate to fund our operations for at least fiscal year 2009.  There can be no assurance that changes will not occur that would consume available capital resources before such time.  Our capital requirements and capital resources depend on numerous factors, including:  potential acquisitions; capital expenditures supporting continued growth of our EPS business; contingent payments earned; new and existing contract requirements; the timing of the receipt of accounts receivable, including unbilled receivables; the timing and ability to sell investment securities held in our portfolio without a loss of principal; our ability to draw on our bank facility; and employee growth.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The raising of additional capital may dilute our shareholders’ ownership in us.

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

Tier Technologies, Inc.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at March 31, 2009, the fair value of the portfolio would decline by about $34,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Tier Technologies, Inc.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	economic conditions in the marketplace including recession;

•	loss of significant clients;

•	demand for our services;

•	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	costs of compliance with laws and government regulations; and

•	costs of acquisitions, consolidation and integration of new business and technology.

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

Tier Technologies, Inc.

Our income tax and property tax processing revenue has been negatively impacted by recent economic conditions and may continue to decline.  As a result of the current global and U.S. economic conditions, including unemployment and real estate foreclosures, we have suffered a downturn in revenue, especially in our property tax and income tax segments, due to decreased payments of federal income tax and property tax by taxpayers who pay taxes on our website and Interactive Voice Response System (IVR) payment processing systems.  If current conditions do not improve, additional declines in revenue may occur, especially in the property tax and federal income tax segments, negatively impacting use of our services, our overall revenues and causing a decline in profits.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business inclusive of BPO, FIDM, SSI, FMS and UI operations.  Certain divestitures include contractual earn outs and revenue sharing arrangements based on successful operation of the businesses divested. If the businesses are not profitable or there are revenue shortfalls we may not receive the expected benefits from the divestitures which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  If the contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability could result causing damages, unanticipated costs, bond forfeitures and loss of revenue.

Our business is less diverse and there is more risk as a result of our divestitures and the transition to, and primary focus on, the electronic payment solutions business.   Our focus on payment processing going forward and the recent divestiture of the majority of our legacy business units unrelated to payment processing, including software licensing and government system integration businesses, has resulted in loss of historical revenue sources and a decrease in diversification of services and markets which has resulted in an increase in business risk.   In the event of a business downturn in the payment processing business due to increased competition, loss of clients, economic conditions, technology changes, or in the event of increased costs, disruption in services, a change in laws, or other events related to our payment solutions business there could be a greater negative impact on our revenues than if we had retained our diverse businesses.

We could suffer material losses or significant disruption of operations and business if we are not successful in consolidation of our EPS operations.  We are consolidating and moving certain EPS operations, facilities, departments, and positions as part of our strategic plan to save costs and eliminate duplicative operations and functions.  We completed consolidation of the customer service/call center, client services and implementation services from San Ramon, California, to our existing facility in Auburn, Alabama, and we are in the process of restructuring certain information technology functions and consolidation of financial operations.  If this restructuring and consolidation is not successful we could suffer disruption of our operations, systems or services; incur a significant increase in costs; or suffer a loss of valuable staff and historical knowledge, which could have a material adverse impact on our business, significantly increase operating costs and result in operational weaknesses and compliance deficiencies.

We may not be successful in integrating our acquisition of ChoicePay, Inc.  On January 27, 2009, we purchased substantially all of the assets of ChoicePay, Inc., an ePayments solution provider based in Tulsa, Oklahoma.  The acquisition included intellectual property, the ChoicePay processing platform, systems, operations, services, products, clients, employees, and other resources.  We may not be successful in integrating the acquired assets into our existing business which could result in disruption of operations, inefficiencies, excess costs, legal and financial liability, additional outsourcing of services and consulting charges, failure to provide services and products as contracted with clients and vendors, and impairment of earnings and operating results.

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

Tier Technologies, Inc.

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

Consolidation of our payment processing platforms involves significant risk.  We are in the process of integrating and consolidating our technology platforms.  We currently maintain three processing platforms: one in San Ramon, California; one in Auburn, Alabama; and a third in Tulsa, Oklahoma, which we recently acquired in the ChoicePay acquisition.  We expect to have one consolidated processing platform by December 2009.  Failure to timely, effectively, and efficiently consolidate our payment processing platforms could result in significant risks including restricted and limited transaction volume, operational inefficiencies, inability to add new products or services, inability to expand existing products and services, significant development costs, higher labor costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.   Our EPS business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements of our existing platform does not keep pace with the growth of our business, we may not be able to meet our requirements for the sustainable and economic growth of the EPS business.  Furthermore, if we are not able to acquire or develop these systems on a timely and economical basis, the profitability of our EPS business may be adversely affected.  If we are unable to successfully integrate and consolidate these payment processing platforms it could result in a significant loss of clients and revenues and risk of liability.

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has generated 27.8%, 28.3%, and 31.8%, of our annual revenues from Electronic Payment Solutions for fiscal years 2008, 2007 and 2006, repectively.  In April 2009 we were one of two companies awarded a multi-year contract by the IRS to provide electronic payment solutions for personal and business taxes. The contract contains a base period commencing April 2, 2009 and four one-year option periods running until December 31, 2013. Our operating results and cash flows could decline significantly if we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, material contracts resulting from the ChoicePay acquisition, or a number of large state, local, utility or education-related contracts, could result in significant loss of revenues and reduction in profitability.

Security breaches or improper access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information of clients and consumers.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems, causing interruption in service and loss or theft of confidential data and personally identifiable information that we store and/or process.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other similar incidents

Tier Technologies, Inc.

involving the unauthorized access and theft of confidential data and personally identifiable information.  In January 2009, Heartland Payment Systems reported a breach of security of its systems resulting in the loss or theft of personally identifiable information. We contract with Heartland for certain payment processing services for credit and debit transactions in the education market. Although no security breach occurred within our systems, and there is no specific information to date that our clients or their related consumers information or data was compromised, if such client or consumer data and information was lost or stolen, such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors or suppliers systems, software or hardware could result in theft, loss, publication, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, costs of notification, and a loss of clients and revenue.

We could suffer material losses if our operations, systems or platforms fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, human error, failure of third-party support and services, as well as the loss of key individuals or failure of key individuals to perform.  Our EPS segment processes a high volume of time-sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect in our system software or hardware, an interruption or failure due to loss of system functionality, a delay in our system processing speed, a lack of system capacity, or loss of employees on short notice, even for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in lost business and revenue and harm to our reputation.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Changes in laws and government and regulatory compliance requirements may result in additional compliance costs and may adversely impact our reported earnings.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, compliance controls, accounting standards, licensing and bonding requirements, industry/association rules, and public disclosure requirements including under the Sarbanes Oxley Act of 2002, SEC regulations, and Nasdaq Stock Market rules.  Compliance with and changes in these laws, regulations, standards and requirements may result in increased general and administrative expenses for outside services, increased risks associated with compliance, and a diversion of management time and attention from revenue-generating activities, which could curtail the growth of our business.

Violation of any existing or future laws or regulations related to our EPS business, including laws governing money transmitters, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our EPS segment is subject to numerous federal and state laws and regulations, some states’ money transmitter regulations, and related licensing requirements.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with financial transaction processing is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability.  We have applications for licensure as a money transmitter pending in several states.  We entered into a consent order with one state which included payment of penalties for unlicensed activity prior to our submission of the money transmitter application, and additional states could impose such fines and fees.  In the future we may be subject to additional states’ money transmitter regulations, federal money laundering regulations and regulation of internet transactions.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any such laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to

Tier Technologies, Inc.

provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the cost of compliance, and obtaining necessary licenses and regulatory approvals, could be substantial.

We operate in highly competitive markets.  If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share.  Our business is focused on electronic payment transaction processing and e-commerce payment solutions, which are highly competitive markets and are served by numerous international, national and local firms.  Many competitors have significantly greater financial, technical and marketing resources and name recognition than we do.  In addition, there are relatively low barriers to entry into these markets, and we expect to continue to face additional competition from new entrants into our markets.  Parts of our business are subject to increasing pricing pressures from competitors, as well as from clients facing pressure to control costs.  Some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services.  If we do not compete effectively, the demand for our products and services and our revenue growth and operating margins could decline, resulting in reduced profitability and loss of market share.

The revenues generated by our Electronic Payment Solutions operations may fluctuate, and our ability to maintain profitability is uncertain.  Our EPS business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations, and educational, utility and rent obligations.  The revenues earned by our EPS business depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  Demand for Electronic Payment Solutions services could decline if consumers are not receptive to paying a convenience fee; if card associations change their rules, or laws are passed that do not allow us to charge the convenience fees; or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce our margins and harm our profitability.

Demand for Electronic Payment Solutions services could also be affected adversely by a decline in the use of the Internet, economic factors such as a decline in availability of credit, increased unemployment, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

Change in interchange rates could have a significant impact on our cost of revenue generation.  Interchange rates charged by credit and debit card companies are a major factor in our delivery costs for the services we perform.  A change in such rates either favorable or unfavorable could have a significant impact on our financial performance.

We depend on third parties for our products and services.  Failure by these third parties to perform their obligations satisfactorily could hurt our reputation, operating results and competitiveness.  Our client business, infrastructure and technology platform is highly dependent on working with other companies, service and network providers, card companies, processors, banks, merchants and other entities related to our payment processing systems and e-commerce solutions.  Some of our projects require us to bid on and perform on complex multi-party projects.  We may act as a prime contractor and engage subcontractors, or we may act as a subcontractor to the prime contractor.  We use third-party software, hardware and support service providers to perform joint engagements.  We depend on licensed software and other technology from vendors. We also rely on a third-party co-location facility for our primary data center, use third-party processors to complete payment transactions and use third-party software providers for system solutions, security and infrastructure.  Our systems are dependent on integration and implementation of complex third-party products and services including software and

Tier Technologies, Inc.

hardware.  The failure of any of these third parties to meet their contractual obligations, our inability to obtain favorable contract terms, failures or defects attributable to these third parties or their products, including in connection with system or software defects, implementation or testing, or the discontinuation of the services of a key subcontractor or vendor could result in degraded functionality or system failure, significant cost and liability, diminished profitability and damage to our reputation and competitive position.

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

We may be subject to infringement claims by third parties, resulting in increased costs and loss of business.  Our business is dependent on intellectual property rights including software license rights and restrictions, patent rights, and trademark rights.  From time to time we receive notices from others claiming we are infringing on their intellectual property rights.  Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages or force us to redesign products or enter into royalty or licensing agreements on less favorable terms.  If we are required to enter into such agreements or take such actions, our operating margins could decline.

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

Tier Technologies, Inc.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities:

Period Covered	Total Number of Shares Repurchased (in thousands)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Program (1) (in thousands)
January 1 through January 31, 2009	—	$—	—	$15,000

February 1 through February 28, 2009	12.4	$5.95	12.4	14,927

March 1 through March 31, 2009	100.0	$5.63	100.0	14,361
Total	112.4	$5.69	112.4	$14,361

(1)  The Company’s Board of Directors has authorized the repurchase, from time to time, of up to $15.0 million of the Company’s common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tier Technologies, Inc. was held on March 11, 2009.  The following matters were voted upon at this meeting.

1.	Election of nine directors to serve for the ensuing year and until successors are elected;

2.	Ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009;

3.	A shareholder proposal requesting our Board of Directors to terminate the Company’s shareholder rights plan; and

4.	A shareholder proposal requesting our Board of Directors to amend our bylaws to permit shareholders owning at least 10% of the voting power to call special meetings of shareholders.

The number of shares of common stock entitled to vote at the annual meeting was 19,734,863.  The number of shares of common stock present or represented by proxy was 16,904,831.  Our certificate of incorporation provides for cumulative voting with respect to the election of directors.  As a result, with respect to the election of directors, each share was entitled to nine votes, which could be allocated among up to nine candidates.  Therefore, votes in favor of a particular nominee may exceed the total number of shares voting.  The final report of the inspector of election did not detail the number of votes withheld from the various nominees for election to the Board.  However, based on the preliminary vote

Tier Technologies, Inc.

report, Tier believes that the holders of 138,370 shares withheld from each of Messrs. Berger, Cabot, Delucca, Guenther, Heasley, Poe, and Rossetti; the holders of an additional 600 shares withheld from Messrs. Berger, Cabot, Delucca, Guenther, and Heasley; the holders of an additional 5,286,122 shares withheld from Messrs. Cabot and Guenther; the holders of an additional 200 shares withheld from Messrs. Cabot and Delucca; the holders of an additional 18,400 shares withheld from Mr. Delucca; the holders of an additional 1,000 shares withheld from Mr. Poe; and the holders of an additional 71,378 shares withheld from Mr. Rossetti.  In addition, and again based on the preliminary vote report, Tier believes that the holders of 114,388 shares withheld from each of Messrs. Donoghue and Murphy and the holders of an additional 152,753 shares withheld from Mr. Murphy.  The results of the votes on each of the matters presented to the shareholders at our annual meeting are set forth below.

The results of the votes on each of the matters presented to the shareholders at our annual meeting are set forth below.

Matter	Votes in favor	Votes withheld	Abstentions
1. Election of Directors
Charles W. Berger	10,492,860
Samuel Cabot III	350,001
John J. Delucca	10,492,860
Daniel J. Donoghue	32,792,976
Brian D. Edwards	8,096,944
Morgan P. Guenther	10,492,860
Philip G. Heasley	10,492,860
Michael R. Murphy	32,792,976
David A. Poe	10,492,860
Ronald L. Rossetti	10,492,860
Zachary F. Sadek	12,878,599

2. The ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009	16,701,927	165,548	37,356

3. Terminate shareholder rights plan	15,996,648	849,463	58,720

4. Amend bylaws to permit shareholders owning at least 10% of the voting power to call special meetings of shareholders	15,822,594	1,081,487	750

The following nine individuals were elected as directors at the annual meeting: Charles W. Berger, John J. Delucca, Daniel J. Donoghue, Morgan P. Guenther, Philip G. Heasley, Michael R. Murphy, David A. Poe, Ronald L. Rossetti, and Zachary F. Sadek.

Tier Technologies, Inc.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009. (1)
3.1	Amended and Restated Bylaws, as amended, of Tier Technologies, Inc. (2)
4.1	Second Amendment to Rights Agreement, dated as of February 23, 2009, between Tier Technologies, Inc. and American Stock Transfer and Trust Company, as Rights Agent. (2)
10.1	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti.
10.2	Tier Technologies, Inc. Executive Performance Stock Unit Plan. (3)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
 †    Filed herewith.
(1)  Filed as an exhibit to Form 8-K, filed on January 20, 2009, and incorporated herein by reference.
(2)  Filed as an exhibit to Form 8-K, filed on February 24, 2009, and incorporated herein by reference.
(3)  Filed as an exhibit to Form 8-K, filed on January 22, 2009, and incorporated herein by reference.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: May 11, 2009

By:	/s/ Ronald W. Johnston

Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)