Form 10-Q
period 2009-08-06
TIER TECHNOLOGIES INC
filed 2009-08-06
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009 there were 19,086,463 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the divestitures of certain assets, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors

i

beginning on page 38, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$27,018	$47,735
Investments in marketable securities	12,496	2,415
Accounts receivable, net	8,492	4,209
Prepaid expenses and other current assets	4,193	1,863
Current assets—held-for-sale	—	11,704
Total current assets	52,199	67,926

Property, equipment and software, net	6,940	4,479
Goodwill	17,298	14,526
Other intangible assets, net	13,185	13,455
Investments in marketable securities	31,221	28,821
Restricted investments	7,361	7,861
Other assets	522	283
Total assets	$128,726	$137,351

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$386	$918
Settlements payable	9,055	—
Accrued compensation liabilities	3,283	4,289
Accrued discount fees	5,991	5,243
Other accrued liabilities	6,736	4,667
Deferred income	1,044	1,790
Current liabilities—held-for-sale	—	9,061
Total current liabilities	26,495	25,968
Other liabilities	685	136
Total liabilities	27,180	26,104

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,659 and 20,619; shares outstanding: 19,262 and 19,735	191,490	190,099
Treasury stock—at cost, 1,397 and 884 shares	(12,000)	(8,684)
Accumulated other comprehensive loss	(2)	(2,504)
Accumulated deficit	(77,942)	(67,664)
Total shareholders’ equity	101,546	111,247
Total liabilities and shareholders’ equity	$128,726	$137,351

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues	$44,213	$44,896	$102,561	$99,812

Costs and expenses:
Direct costs	33,367	36,374	76,556	78,126
General and administrative	6,269	6,494	20,411	20,475
Selling and marketing	2,236	2,492	5,464	6,611
Depreciation and amortization	1,858	1,347	4,942	3,973
Total costs and expenses	43,730	46,707	107,373	109,185
Income/(loss) from continuing operations before other income/(loss) and income taxes	483	(1,811)	(4,812)	(9,373)

Other income/(loss):
Gain/(loss) on investment	45	—	(54)	—
Interest income, net	118	503	662	2,294
Total other income	163	503	608	2,294

Income/(loss) from continuing operations before income taxes	646	(1,308)	(4,204)	(7,079)
Income tax provision	1	23	2	51

Income/(loss) from continuing operations	645	(1,331)	(4,206)	(7,130)
Loss from discontinued operations, net	(408)	(12,282)	(6,072)	(11,451)

Net income/(loss)	$237	$(13,613)	$(10,278)	$(18,581)

Earnings/(loss) per share—Basic and diluted:
From continuing operations	$0.03	$(0.07)	$(0.21)	$(0.36)
From discontinued operations	$(0.02)	$(0.62)	$(0.31)	$(0.59)
Earnings/(loss) per share—Basic and diluted	$0.01	$(0.69)	$(0.52)	$(0.95)

Weighted average common shares used in computing:
Basic earnings/(loss) per share	19,458	19,635	19,635	19,576
Diluted earnings/(loss) per share	19,597	19,635	19,635	19,576

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2009	2008	2009	2008
Net income/(loss)	$237	$(13,613)	$(10,278)	$(18,581)
Other comprehensive (loss)/income, net of tax:
Unrealized loss on investment in marketable securities	—	(386)	(2)	(1,800)
Impact of unrealized loss transferred from AOCI into net loss	—	—	2,504	—
Other comprehensive (loss)/income	—	(386)	2,502	(1,800)
Comprehensive income/(loss)	$237	$(13,999)	$(7,776)	$(20,381)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,278)	$(18,581)
Less: Loss from discontinued operations, net	(6,072)	(11,451)
Loss from continuing operations, net	(4,206)	(7,130)
Non-cash items included in net loss:
Depreciation and amortization	5,012	4,095
Provision for doubtful accounts	250	(186)
Accrued forward loss on contract	17	—
Share-based compensation	1,715	1,805
Loss on trading investments	54	—
Other	4	445
Net effect of changes in assets and liabilities:
Accounts receivable, net	(4,305)	493
Prepaid expenses and other assets	(1,395)	(7,700)
Accounts payable and accrued liabilities	9,155	(301)
Income taxes receivable	(71)	51
Deferred income	(746)	(722)
Cash provided by (used in) operating activities from continuing operations	5,484	(9,150)
Cash (used in) provided by operating activities from discontinued operations	(5,224)	14,372
Cash provided by operating activities	260	5,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(33,956)	(7,325)
Maturities of available-for-sale securities	23,874	32,615
Sales of trading securities	50	—
Maturities of restricted investments	500	1,000
Purchase of equipment and software	(2,347)	(962)
ChoicePay, Inc. asset purchase, net of cash acquired	(6,896)	—
Proceeds from sale of discontinued operations	1,255	730
Cash (used in) provided by investing activities from continuing operations	(17,520)	26,058
Cash used in investing activities from discontinued operations	(437)	(4,232)
Cash (used in) provided by investing activities	(17,957)	21,826
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	238	1,250
Purchase of company stock	(3,316)	—
Collection of note receivable	71	—
Capital lease obligations and other financing arrangements	(13)	(49)
Cash (used in) provided by financing activities from continuing operations	(3,020)	1,201
Cash used in financing activities from discontinued operations	—	(4)
Cash (used in) provided by financing activities	(3,020)	1,197
Net (decrease)/increase in cash and cash equivalents	(20,717)	28,245
Cash and cash equivalents at beginning of period	47,735	16,516
Cash and cash equivalents at end of period	$27,018	$44,761

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4	$9
Income taxes paid, net	$71	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations and other financing arrangements	$116	$28
Fair value of ARS Rights	$3,107	$—
Investments released from restriction	$—	$2,165
Notes receivable from third parties due to sale of business units	$950	$—
Transfer from available-for-sale to trading securities, at par value	$31,325	$—
Decrease in fair value of trading securities	$657	$—
Purchase price of ChoicePay acquisition	$7,566	$—
Fair value of identifiable net assets acquired	$4,794	$—
Goodwill arising from ChoicePay acquisition	$2,772	$—

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

BASIS OF PRESENTATION

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended.  They are unaudited and exclude some disclosures required for annual financial statements.  We believe we have made all necessary adjustments so that our Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature.

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

Tier Technologies, Inc.

We have adopted the new staff positions as of June 30, 2009.  These new staff positions did not have a material impact on our financial position and results of operations.

SFAS 166—Accounting for Transfers of Financial Assets.  In June 2009, the FASB issued SFAS 166—Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 166.  SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt SFAS 166 on January 1, 2010.  We are currently evaluating the impact SFAS 166 will have on our financial position and results of operations.

NOTE 3—INVESTMENTS

We own investments in marketable securities designated as available-for-sale or trading securities as defined by US GAAP.  Restricted investments totaling $1.4 million at June 30, 2009, and $1.9 million at September 30, 2008 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in March 2010.  Our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

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

At June 30, 2009 and September 30, 2008, our investment portfolio included $31.3 million par value of municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  We refer to these securities as auction rate securities, or ARS.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  Our investments are rated AAA, the issuers are current on all of their payment obligations, and we continue to earn interest on our auction rate security investments at the pre-determined contractual rate.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value of the investments no longer approximates par value.  During the fiscal year ended September 30, 2008, we recorded an unrealized loss of $2.5 million, which is included in Accumulated other comprehensive loss on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.  We determined fair market value of our investments using a discounted cash flow approach.  During fiscal 2008 we reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheets as a result of the lack of liquidity due to current market conditions.

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

Tier Technologies, Inc.

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

The ARS Rights represent a firm agreement in accordance with US GAAP, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.

The issuance of a prospectus and the settlements UBS executed with the Securities and Exchange Commission and other state regulatory authorities provide the assurance that the settlement agreement is legally enforceable.  The terms of the settlement agreement have been communicated to the public and our rights under the settlement are spelled out in the prospectus.

The ARS Rights between Tier and UBS relate to the ARS held by us, but are not embedded in or attached to the ARS.  Rather, the ARS Rights are freestanding instruments that must be accounted for separately from the ARS.  US GAAP defines a freestanding financial instrument as a “financial instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction that is legally detachable and separately exercisable.”  The ARS Rights are contractual arrangements entered into between UBS and Tier, are legally separate from the ARS, and can be exercised independently of any other instrument or event.

US GAAP permits us to measure the ARS Rights, a recognized financial asset, at fair value in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses have been included in earnings and will continue to be included in future periods.  At June 30, 2009 we recorded the fair value of the Rights as $3.1 million with a credit to Gain/(loss) on investment in our Consolidated Statements of Operations.  We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale.  We recorded unrealized gains and losses on our available-for-sale debt securities in Accumulated other comprehensive loss in the shareholders’ equity section of our Consolidated Balance Sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.  In connection with our acceptance of the UBS offer in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with US GAAP.  The transfer to trading securities reflects management’s intent to exercise our ARS Rights during the period June 30, 2010 through July 2, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  The transfer to trading securities resulted in recognizing a loss of $3.2 million in Gain/(loss) on investment in our Consolidated Statements of Operations, an increase of $0.7 million compared to the unrealized loss of $2.5 million at September 30, 2008.

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

Tier Technologies, Inc.

Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, ARS, and ARS Rights, all other investments are categorized as available-for-sale investments.  These securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies.  Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income.  As explained above ARS and ARS Rights are classified as trading securities with changes in fair value recorded in current earnings.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current and long-term investments in marketable securities:

	June 30, 2009				September 30, 2008
(in thousands)	Amortized cost	Unrealized loss	Net loss impact	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Investments in marketable securities:
Treasury bills	$7,499	$—	$—	$7,499	$—	$—	$—
Commercial paper	4,999	(2)	—	4,997	—	—	—
Certificates of deposit	—	—	—	—	2,415	—	2,415
Total marketable securities	12,498	(2)	—	12,496	2,415	—	2,415

Long-term investments in marketable securities:

Trading investments:
Debt securities (State and local bonds)	31,275	—	(3,161)	28,114	—	—	—
Auction rate securities Rights Series	—	—	3,107	3,107	—	—	—
Total trading investments	31,275	—	(54)	31,221	—	—	—

Available-for-sale investments:
Debt securities (State and local bonds)	—	—	—	—	31,325	(2,504)	28,821
Total available-for-sale investments	—	—	—	—	31,325	(2,504)	28,821
Total investments	$43,773	$(2)	$(54)	$43,717	$33,740	$(2,504)	$31,236

As of June 30, 2009, all of the debt securities that were included in marketable securities had remaining maturities within one year.  As of June 30, 2009, all the debt securities included as trading investments have maturities in excess of ten years.  While all of these trading securities have long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

NOTE 4—FAIR VALUE MEASUREMENTS

Fair value is defined under US GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs that may be used to measure fair value as follows:

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

Tier Technologies, Inc.

The following table represents the fair value heirarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of June 30, 2009.

Fair value measurements as of June 30, 2009

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$1,163	$—	$—	$1,163

Investments in marketable securities:
Commercial paper	4,997	—	—	4,997
U.S. Treasury bills	7,499	—	—	7,499
Debt securities	—	—	28,114	28,114
Auction Rate Securities Rights	—	—	3,107	3,107

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361
Total	$19,659	$1,361	$31,221	$52,241

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

Changes in fair value measurements of our securities are included in Gain/(loss) on investment on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2008	$28,821
Change in temporary valuation adjustment included in Accumulated other comprehensive loss	2,504
Sale of debt security	(50)
Loss included in earnings	(3,161)
Recognition of ARS rights	3,107
Balance at June 30, 2009	$31,221

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  During the nine months ended June 30, 2009, our contract with the Internal Revenue Service contributed revenues of $20.5 million, or 20.0% to our revenues from Continuing Operations.  During the nine months ended June 30, 2008, this same contract contributed revenues of $27.7 million, or 27.8% of our revenues from Continuing Operations.

Accounts receivable, net.  As of June 30, 2009 and September 30, 2008, we reported $8.5 million and $4.2 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  As of June 30, 2009, the Accounts receivable, net balance is predominantly made up of EPS operations customer receivables.  At September 30, 2008, approximately 32.7% of the balances reported in Accounts receivable, net were attributable to operations that we intend to wind-down during the course of the next four years (See Note 12—Segment Information, for additional information

Tier Technologies, Inc.

about our Wind-down Operations).  As of June 30, 2009 and September 30, 2008, none of our customers had receivables that exceed 10% of our total receivable balance.  As of both June 30, 2009 and September 30, 2008, Accounts receivable, net included an allowance for uncollectible accounts of $0.3 million, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  As of June 30, 2009 and September 30, 2008, Accounts receivable, net included $0.3 million and $0.4 million, respectively, of retainers that we expected to receive in one year.

Unbilled receivables.  Unbilled receivables represent revenues that we have earned for the work that has been performed to date that cannot be billed under the terms of the applicable contract until we have completed specific project milestones or the customer has accepted our work, and other revenue accruals.  As of June 30, 2009 and September 30, 2008, we reported $1.6 million and $0.5 million, respectively, in Prepaid assets and other current assets on our Consolidated Balance Sheets.  The unbilled receivable with one client made up 38.7% of the balance as of June 30, 2009.  That same client made up the entire balance as of September 30, 2008.  We expect to bill all of the unbilled receivables within one year.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

In January 2009 we purchased substantially all of the assets of ChoicePay, Inc., and recorded $2.8 million in goodwill associated with the transaction.  The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2009:

	Operating Segment
(in thousands)	EPS	Wind-down	Total
Balance at September 30, 2008	$14,526	$—	$14,526
ChoicePay, Inc. Asset Purchase	2,772	—	2,772
Balance at June 30, 2009	$17,298	$—	$17,298

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

Tier Technologies, Inc.

		June 30, 2009			September 30, 2008
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-16 years	$28,408	$(19,472)	$8,936	$28,408	$(16,829)	$11,579
Add: ChoicePay, Inc.		1,629	(128)	1,501	—	—	—
Client relationships		30,037	(19,600)	10,437	28,408	(16,829)	11,579

Technology and research and development	5 years	3,966	(3,949)	17	3,966	(3,317)	649
Add: ChoicePay, Inc.		1,652	(147)	1,505	—	—	—
Technology and research and development		5,618	(4,096)	1,522	3,966	(3,317)	649

Trademarks	6-10 years	3,200	(2,214)	986	3,200	(1,973)	1,227
Add: ChoicePay, Inc.		263	(23)	240	—	—	—
Trademarks		3,463	(2,237)	1,226	3,200	(1,973)	1,227

Other intangible assets, net		$39,118	$(25,933)	$13,185	$35,574	$(22,119)	$13,455

During the nine months ended June 30, 2009, we recognized $3.8 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

We reported income tax provisions as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2009	2008	2009	2008
Income tax provision	$1	$23	$2	$51

The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the nine months ended June 30, 2009 and 2008 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; and net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Under US GAAP, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Guidance is also provided on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As of June 30, 2009, we had approximately $44,000 of unrecognized tax benefits.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest totaled $10,000 at June 30, 2009.  There was $2,000 of unrecognized tax benefits for the nine months ended

Tier Technologies, Inc.

June 30, 2009.  We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of June 30, 2009.  The following table summarizes our unrecognized tax benefits.

(in thousands)
Balance at September 30, 2008	$42
Increases for tax positions related to prior years	2
Balance at June 30, 2009	$44

We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2004.  As of June 30, 2009, we were not engaged in any federal or state audits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At June 30, 2009, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At June 30, 2009 and September 30, 2008, we had legal accruals of $1.4 million and $0.8 million, respectively, based upon estimates of key legal matters.

On May 31, 2006, we received a subpoena, and in January 2009 one current employee and several former employees received additional subpoenas from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  We have cooperated, and will continue to cooperate fully, in this investigation.

BANK LINES OF CREDIT

At June 30, 2009, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on September 30, 2009, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of June 30, 2009, $1.4 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the credit card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At June 30, 2009, our investment portfolio included $28.1 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for

Tier Technologies, Inc.

our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment manager has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer.  Until liquidity in the market returns, or our investment manager sells or disposes of the securities, we may be unable to liquidate these investments in a timely manner at par value.

PERFORMANCE AND GUARANTEE PAYMENT BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At June 30, 2009, we had $10.0 million of bonds posted with clients.

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc., or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As part of the agreement, we are required to leave in place a $2.4 million performance bond on the continuing contract with the State of Indiana, or the State, for which RKV continues to provide services as a subcontractor to the prime contractor, Haverstick Corporation, or Haverstick.  Subsequent to the sale, the State, Haverstick and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  We retain certain liabilities for completion of the project and continue as the indemnitor under the performance bond.  In July 2009, Haverstick presented us with a notice of default on the performance bond.  We are currently in discussions with the other parties regarding contributions to fund completion of the project.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At June 30, 2009, we had $4.5 million of bonds posted with 23 states.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of June 30, 2009, we had employment and change of control agreements with five executives and two other key managers.  If certain termination or change of control events were to occur under the seven contracts as of June 30, 2009, we could be required to pay up to $5.4 million.

As of June 30, 2009, we also had agreements with three key employees under which these individuals would be entitled to receive predefined amounts after completing defined employment service periods.  We expect to recognize a maximum expense of $86,000 through December 31, 2009 for these agreements.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of June 30, 2009, 630,000 PSUs have been issued to key executives.  The PSU’s are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 13—Share-bsed Payment for additional information regarding the valuation of the PSUs.

Tier Technologies, Inc.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2013.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of June 30, 2009 are as follows:

(in thousands)	Operating leases	Capital leases(1) (2)	Total
Year ending September 30,
2009	$463	$9	$472
2010	1,113	37	1,150
2011	3	30	33
2012	—	30	30
2013	—	18	18
Total minimum lease payments	$1,579	$124	$1,703
(1)On our Consolidated Balance Sheets, the amount due within twelve months is included in Total current liabilities. The remainder is included in Other liabilities.
(2)Total amount includes interest payments of $2.

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

NOTE 9—RELATED PARTY TRANSACTIONS

EDGAR, DUNN & COMPANY

During the nine months ended June 30, 2009, we purchased $160,000 of consultancy services relating to our EPS operations from Edgar, Dunn & Company, a company affiliated with a member of our Board of Directors.

ITC DELTACOM, INC.

During the nine months ended June 30, 2009, we purchased $180,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 10—RESTRUCTURING

During the nine months ended June 30, 2009, we recorded nearly $1.3 million of restructuring liabilities relating to severance and facility closing costs as part of our consolidation of certain operational functions within our EPS operations and the wind down of our VSA operations.

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the nine months ended June 30, 2009:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2008	$596	$—	$596
Additions	699	572	1,271
Cash payments	(948)	(294)	(1,242)

Balance at June 30, 2009	$347	$278	$625

Tier Technologies, Inc.

At June 30, 2009, we had $0.6 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets.  At September 30, 2008, we had $0.6 million of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets.  We expect to pay the $0.6 million liability over the next twelve calendar months.

NOTE 11—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

In January 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in the open market.  Through June 30, 2009, we purchased 512,400 shares of common stock for $3.3 million under this repurchase program.  We also participated in a previous repurchase program authorized by our Board of Directors in October 2003 in which we purchased 884,400 shares of common stock for $8.7 million.  As of June 30, 2009, we have repurchased 1,396,800 shares of common stock for $12.0 million under the two plans, which are reported as Treasury stock on our Consolidated Balance Sheets.

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

The following table presents the results of operations for our EPS Operations and our Wind-down Operations for the three and nine months ended June 30, 2009 and 2008.

(in thousands)	EPS	Wind- down	Total
Three months ended June 30, 2009:
Revenues	$42,941	$1,272	$44,213
Costs and expenses:
Direct costs	32,856	511	33,367
General and administrative	6,196	73	6,269
Selling and marketing	2,235	1	2,236
Depreciation and amortization	1,404	454	1,858
Total costs and expenses	42,691	1,039	43,730
Income from continuing operations before other income and income taxes	250	233	483
Other income:
Gain on investment	45	—	45
Interest income, net	118	—	118
Total other income	163	—	163
Income from continuing operations before taxes	413	233	646
Income tax provision	1	—	1
Income from continuing operations	$412	$233	$645

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Three months ended June 30, 2008:
Revenues	$43,264	$1,632	$44,896
Costs and expenses:
Direct costs	35,209	1,165	36,374
General and administrative	6,400	94	6,494
Selling and marketing	2,493	(1)	2,492
Depreciation and amortization	994	353	1,347
Total costs and expenses	45,096	1,611	46,707
(Loss)/income from continuing operations before other income and income taxes	(1,832)	21	(1,811)
Other income:
Interest income, net	503	—	503
Total other income	503	—	503
(Loss)/income from continuing operations before taxes	(1,329)	21	(1,308)
Income tax provision	23	—	23
(Loss)/income from continuing operations	$(1,352)	$21	$(1,331)

(in thousands)	EPS	Wind- down	Total
Nine months ended June 30, 2009:
Revenues	$98,450	$4,111	$102,561
Costs and expenses:
Direct costs	74,843	1,713	76,556
General and administrative	19,578	833	20,411
Selling and marketing	5,458	6	5,464
Depreciation and amortization	3,529	1,413	4,942
Total costs and expenses	103,408	3,965	107,373
(Loss)/income from continuing operations before other income/(loss) and income taxes	(4,958)	146	(4,812)
Other income/(loss):
Loss on investment	(54)	—	(54)
Interest income, net	662	—	662
Total other income	608	—	608
(Loss)/income from continuing operations before taxes	(4,350)	146	(4,204)
Income tax provision	2	—	2
(Loss)/income from continuing operations	$(4,352)	$146	$(4,206)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Nine months ended June 30, 2008:
Revenues	$95,505	$4,307	$99,812
Costs and expenses:
Direct costs	75,063	3,063	78,126
General and administrative	19,535	940	20,475
Selling and marketing	6,431	180	6,611
Depreciation and amortization	2,894	1,079	3,973
Total costs and expenses	103,923	5,262	109,185
Loss from continuing operations before other income and income taxes	(8,418)	(955)	(9,373)
Other income:
Interest income, net	2,294	—	2,294
Total other income	2,294	—	2,294
Loss from continuing operations before taxes	(6,124)	(955)	(7,079)
Income tax provision	51	—	51
Loss from continuing operations	$(6,175)	$(955)	$(7,130)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	June 30, 2009	September 30, 2008
Continuing operations:
EPS	$125,938	$120,715
Wind-down	2,788	4,932
Assets for continuing operations	128,726	125,647
Assets held-for-sale	—	11,704
Total assets	$128,726	$137,351

See Note 14—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 13—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At June 30, 2009, there were 1,221,336 shares of common stock reserved for future grants under the Plan.

STOCK OPTIONS

Stock-based compensation expense for all option awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.2 million and $0.8 million, respectively, for the three and nine months ended June 30, 2009.  During the three and nine months ended June 30, 2008, we recognized $0.3 million and $1.7 million, respectively, in stock based compensation expense, of which $0.5 million was attributable to the December 10, 2007 acceleration of vesting in full of options issued to our independent Board of Director members on August 24, 2006.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

Tier Technologies, Inc.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	2.06%	3.44%	1.99%	3.54%
Volatility	46.60%	47.93%	45.53%	42.41%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$2.77	$3.59	$2.04	$4.08
Weighted-average intrinsic value of options exercised (in thousands)	$54	$228	$54	$247

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the nine months ended June 30, 2009 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2008	2,702	$9.07
Granted	530	4.87
Exercised	(40)	5.95
Forfeitures or expirations	(713)	9.82
Options outstanding at June 30, 2009	2,479	$8.01	7.75 years	$2,482
Options vested and expected to vest at June 30, 2009	2,138	$8.05	7.60 years	$2,124
Options exercisable at June 30, 2009	1,090	$8.62	6.34 years	$908

As of June 30, 2009, a total of $2.9 million of unrecognized compensation cost related to stock options, including estimated forfeitures, was expected to be recognized over a 3.6 year weighted-average period.

RESTRICTED STOCK UNITS

On April 30, 2008, we granted 550,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  In January 2009 we granted another 150,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  Pursuant to the Plan, 500,000 shares can be payable in shares of our common stock.  The remaining 200,000 shares may be payable in cash and are recorded at their fair value of $0.1 million as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

	June 30, 2009
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	1.83	1.83
Interest rate (based on U.S. Treasury yield)	1.98%	1.02%
Volatility	39.53%	44.29%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$1.73

Restricted stock unit activity for the equity portion of the awards for the nine months ended June 30, 2009 is as follows:

Tier Technologies, Inc.

Restricted shares (in thousands)	Shares
Restricted at October 1, 2008(1)	500
Granted	—
Vested	—
Forfeited	—
Restricted at June 30, 2009	500
(1) Of the 700,000 restricted stock units awarded, 500,000 are payable in shares.

For the three and nine months ended June 30, 2009 we recorded $0.3 million and $0.7 million, respectively, in expense related to the award.  As of June 30, 2009, we have $1.4 million in unrecognized compensation cost, expected to be recognized through April 2011.

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board of Directors, or Board, compensation packages, each Board member is awarded 9,000 restricted stock units upon their election to our Board at our annual meeting.  We are obligated to pay these restricted stock units in cash at the end of a three-year cliff vesting period, which is March 20, 2012.  On March 20, 2009, a total of 72,000 restricted stock units were approved to be awarded to our eight non-employee elected board members.  The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on March 20, 2012.

As of June 30, 2009, we recognized $46,320 in expense relating to these awards, calculated as follows:

Number of awards	72,000
Fair value of award (closing price on day of valuation)	$7.72
Total fair value	$555,840
Number of months in measurement period	3
Expense for fiscal year 2009	$46,320

These awards will be revalued each quarter based on the closing price of our stock on the last day of the quarter.  We cannot estimate the amount of expense to be recognized on these awards through their vest date of March 20, 2012.

PERFORMANCE STOCK UNITS

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  The executives will receive a cash payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that have been awarded to the executive.

As of June 30, 2009, 630,000 PSUs have been issued under the PSU Plan.  As of June 30, 2009, these shares are recorded at their fair value of $0.4 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	2.43
Interest rate (based on U.S. Treasury yield)	1.33%
Volatility	42.97%
Dividend yield	—
Weighted-average fair value of options granted	$4.64

Tier Technologies, Inc.

For the three and nine months ended June 30, 2009 we recorded $0.3 million and $0.4 million, respectively, in expense related to these awards.  The PSUs are considered liability awards under US GAAP.  As such, their expense is revalued each quarter based on fair market value.  Therefore, we cannot estimate the remaining expense to be recognized for these PSUs.

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

Long-lived asset groups classified as held-for-sale are to be measured at the lower of their carrying value or fair value less cost to sell.  As a result of our analysis, we determined operations within our former GBPO and PSSI operations had carrying values which exceeded their fair value.  During the three and nine months ended June 30, 2009 and 2008, we recorded the following impairment expense, which is included in (Loss)/ income from discontinued operations, net:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2009	2008	2009	2008
Impairment expense
Goodwill impairment	$—	$7,057	$—	$8,300
Long-lived asset impairment	—	5,238	2,594	7,496
Total impairment expense	$—	$12,295	$2,594	$15,796

SUMMARY OF REVENUE AND (LOSS)/INCOME BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  The following table summarizes our revenue and pre-tax income, prior to any gain/(loss) on sale, generated by these operations during the three and nine months ended June 30, 2009 and 2008.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2009	2008	2009	2008
Revenues (Discontinued operations):
GBPO	$—	$6,019	$—	$20,226
PSSI	—	6,175	4,777	19,817
Total revenues	$—	$12,194	$4,777	$40,043
(Loss)/income before taxes (Discontinued operations):
GBPO	$(2)	$2,145	$(59)	$7,066
PSSI	(29)	(13,424)	(4,056)	(18,175)
Other/eliminations	—	263	—	584
Total loss before taxes	$(31)	$(11,016)	$(4,115)	$(10,525)

Tier Technologies, Inc.

NOTE 15—EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Numerator: Income/(loss) from:
Continuing operations, net of income taxes	$645	$(1,331)	$(4,206)	$(7,130)
Discontinued operations, net of income taxes	(408)	(12,282)	(6,072)	(11,451)
Net income/(loss)	$237	$(13,613)	$(10,278)	$(18,581)
Denominator:
Weighted-average common shares outstanding	19,458	19,635	19,635	19,576
Effects of dilutive common stock options	139	—	—	—
Adjusted weighted-average shares	19,597	19,635	19,635	19,576
Earnings/(loss) per basic and diluted share
From continuing operations	$0.03	$(0.07)	$(0.21)	$(0.36)
From discontinued operations	$(0.02)	$(0.62)	$(0.31)	$(0.59)
Earnings/(loss) per basic and diluted share	$0.01	$(0.69)	$(0.52)	$(0.95)

The following options were not included in the computation of diluted earnings/(loss) per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2009	2008	2009	2008
Weighted-average options excluded from computation of diluted earnings/(loss) per share	1,518	1,675	1,713	1,647

The following common stock equivalents were excluded from the calculation of diluted earnings/(loss) per share, since their effect would have been anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2009	2008	2009	2008
Common stock equivalents excluded from computation of diluted earnings/(loss) per share	—	226	70	252

At June 30, 2009, we have also excluded 500,000 shares of restricted stock from the computation of diluted earnings/(loss) per share since their effect would have been anti-dilutive.

NOTE 16—ACQUISITION

On January 27, 2009, we completed the acquisition of substantially all of the assets of ChoicePay,Inc. for $7.5 million in cash at closing and a potential earn out, based upon a percentage of the profitability of future defined new client business, not to exceed $2.0 million.  The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values.

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

The unaudited pro forma financial information in the table below combines the historical results for Tier and the historical results for ChoicePay for the nine months ended June 30, 2009 and 2008.  This pro forma information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	Nine months ended
(in thousands, except per share data)	June 30, 2009	June 30, 2008
Revenues—continuing operations	$104,788	$104,187
Net loss—continuing operations	(5,539)	(9,876)
Net loss	(11,611)	(21,326)
Basic/diluted loss per share—continuing operations	$(0.28)	$(0.50)
Basic/diluted loss per share	$(0.59)	$(1.09)

NOTE 17—SUBSEQUENT EVENTS

We have reviewed our business activities through August 6, 2009, the issue date of our financial statement, and have no subsequent events to report.

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

OVERVIEW

We provide federal, state and local governments, educational institutions, utility companies and other public sector clients with biller direct electronic payment and other transaction processing services.  Since April 2007 we have been involved in a strategic initiative to focus on our core business—Electronic Payment Solutions, or EPS, which involved divesting operations within our former Government Business Process Outsourcing and Packaged Software Systems Integration that we deemed incompatible with our EPS business.  During fiscal year 2009 we completed our divestiture process.

With these divestitures complete, we are able to focus our efforts on managing and expanding our core EPS business.  In January 2009 we completed the acquisition of ChoicePay, Inc., or ChoicePay, a leading ePayments solution provider.  We believe the acquisition of ChoicePay will enhance our technology platform and allows us to offer clients new features and benefits.  The acquisition of ChoicePay has also increased our presence in the rapidly growing utility vertical.

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results for the three and nine months ended June 30, 2009 for our Continuing and Discontinued Operations:

	Three months ended June 30, 2009		Nine months ended June 30, 2009
(in thousands, except per share)	Net income/(loss)	Income/(loss) per share	Net loss	Loss per share
Continuing Operations:
EPS	$412	$0.02	$(4,352)	$(0.22)
Wind-down	233	0.01	146	0.01
Total Continuing Operations	$645	$0.03	$(4,206)	$(0.21)

Total Discontinued Operations	$(408)	$(0.02)	$(6,072)	$(0.31)

Net income/(loss)	$237	$0.01	$(10,278)	$(0.52)

Tier Technologies, Inc.

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, Operations, and certain operations we intend to wind down over the next four years.  We reported net income of $0.2 million for the three months ended June 30, 2009 primarily attributable to the cost savings initiatives we have implemented as well as the streamlining of our general and administrative and selling and marketing functions.  We recorded a net loss of $10.3 million for the nine months ended June 30, 2009, primarily attributable to our Discontinued Operations, which we have fully divested as of February 2009, as well as restructuring and severance costs associated with our strategic decision to focus on EPS Operations and streamline our general and administrative expenses.

Our revenues from our EPS Operations were $42.9 million for the three months ended June 30, 2009 and $98.5 million for the nine months ended June 30, 2009.  Transaction volume and total dollars processed continue to grow when compared to the same periods last year.  For the three months ended June 30, 2009, transactions processed increased 52.2% and total dollars processed increased 9.8%.  For the nine months ended June 30, 2009, transactions processed increased 36.3% and total dollars processed increased 13.1%.  Our direct costs for the three and nine months ended June 30, 2009 decreased despite the year-to-date revenue growth.  This is primarily due to strategic on-going cost savings initiatives we have implemented and the benefit of some one-time cost saving initiatives.  We continue to seek new methods to provide the same quality of service to our clients at lower costs.

Our EPS Operations reported net income of $0.4 million for the three months ended June 30, 2009 and a net loss of $4.4 million for the nine months ended June 30, 2009.  The addition of new clients and the increase in revenues paired with our strategic cost savings efforts and the streamlining of our general and administrative and selling and marketing costs have resulted in net income for the three months ended June 30, 2009.  Contributing to the net loss for the nine months ended June 30, 2009 were (i) restructuring and severance payments as we continue to implement our strategic initiative to focus on EPS Operations and streamline our general and administrative expenses and (ii) an increase in legal fees associated with the filing of our proxy.

Our Wind-down Operations reported net income of $0.2 million for the three months ended June 30, 2009 and $0.1 million for the nine months ended June 30, 2009.  We continue to make efforts to streamline our costs associated with supporting our Wind-down Operations.

Our Discontinued Operations consists of businesses we have divested through March 31, 2009.  Our Discontinued Operations reported a net loss of $0.4 million for the three months ended June 30, 2009 and $6.1 million for the nine months ended June 30, 2009.

EXPECTATIONS AND STRATEGY FOR 2009

During fiscal 2009, we have established five key priorities:

•	Complete the divestitures of non-strategic assets;

•	Build a new management team;
•	Develop our marketing capabilities;

•	Build share in the biller direct market by increasing transactions, developing new markets, which we refer to as verticals, and reducing our customer concentration; and
•	Consolidate our platforms to reduce costs and accelerate and expand the development and rollout of new products and features.

We are actively managing each of these priorities.  The updated status of each is as follows:

•	Divestitures: All planned divestitures are now completed.

•	Management: The senior management team is now in place and streamlined.

Tier Technologies, Inc.

•
Marketing:  As a part of the strategic review, we started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of our services to grow transactions across verticals and deepen the strength of our primary brand, Official Payments.  We are launching programs to increase customer adoption and utilization through expanded cross-selling capabilities and enhanced My Account functionality.  My Account is a personal registration function offered through our subsidiary, Official Payments Corporation. As our new consolidated platform becomes available, we will launch new e-commerce products and payment services for partners and biller direct clients including additional payment channels such as mobile, walk-up payment, and kiosks.

•
Build share:  We have increased resources and marketing programs directed at our fastest growing verticals:  Higher Education and Utilities.  In January 2009 we completed the acquisition of ChoicePay, a leading ePayments solution provider.  We believe the acquisition of ChoicePay will enhance our technology platform and provide us with a significant expansion of our utilities vertical.

•
Platform Consolidation:  In the first fiscal quarter of 2009 we began an extensive analysis of our operating platforms and began a consolidation of our processing platforms and infrastructure to improve efficiency and reduce costs while providing the capacity for future growth.  Based on our current plan, we expect to complete the consolidation of our current EPS technology platforms in mid-calendar year 2010.  To date, we have completed the consolidation of our EPS operations, facilities, departments and positions in San Ramon, California and Tulsa, Oklahoma with our operations in Auburn, Alabama.  We expect this operations consolidation to increase efficiencies, reduce costs, reduce overhead, and eliminate duplicative operations and functions. We are also transferring all accounting and settlement functions from San Ramon, California; Auburn, Alabama; and Tulsa, Oklahoma to our corporate accounting department in Reston, Virginia.

Now that the new senior management team is in place we are initiating activities focused on team building and skills assessments throughout the organization and to our customer base.  With the tightened focus on our EPS business we will initiate career paths and professional development programs to strengthen our employee base.  These actions will be focused on technical skills training to allow us to stay ahead of new technologies and applications, management training to groom future leaders and soft skills training to empower our employees at all levels.

We anticipate minimal revenue gain during the remainder of fiscal 2009 over fiscal 2008 as we believe the current macroeconomic climate will reduce the average payment size in key vertical categories including federal tax and real property tax payments.  Nevertheless, for the remainder of fiscal 2009 we expect to see continued transaction growth in our EPS business driven by increasing consumer demand for electronic payment options, and we intend to pursue key strategic initiatives that leverage our lead position in the biller direct space and are designated to facilitate growth and maximize efficiencies.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three and nine months ended June 30, 2009 and 2008:

Tier Technologies, Inc.

	Three months ended		Variance
	June 30,		2009 vs. 2008
(in thousands, except percentages)	2009	2008	$	%
Revenues	$44,213	$44,896	$(683)	(1.5)%
Costs and expenses:
Direct costs	33,367	36,374	(3,007)	(8.3)%
General and administrative	6,269	6,494	(225)	(3.5)%
Selling and marketing	2,236	2,492	(256)	(10.3)%
Depreciation and amortization	1,858	1,347	511	37.9%
Total costs and expenses	43,730	46,707	(2,977)	(6.4)%
Income/(loss) from continuing operations before other income and income taxes	483	(1,811)	2,294	*
Other income	163	503	(340)	(67.6)%
Income/(loss) from continuing operations before income taxes	646	(1,308)	1,954	*
Income tax provision	1	23	(22)	(95.7)%
Income/(loss) from continuing operations	645	(1,331)	1,976	*
Loss from discontinued operations, net	(408)	(12,282)	11,874	96.7%
Net income/(loss)	$237	$(13,613)	$13,850	*
*Not meaningful

	Nine months ended		Variance
	June 30,		2009 vs. 2008
(in thousands, except percentages)	2009	2008	$	%
Revenues	$102,561	$99,812	$2,749	2.8%
Costs and expenses:
Direct costs	76,556	78,126	(1,570)	(2.0)%
General and administrative	20,411	20,475	(64)	(0.3)%
Selling and marketing	5,464	6,611	(1,147)	(17.4)%
Depreciation and amortization	4,942	3,973	969	24.4%
Total costs and expenses	107,373	109,185	(1,812)	(1.7)%
Loss from continuing operations before other income and income taxes	(4,812)	(9,373)	4,561	(48.7)%
Other income	608	2,294	(1,686)	(73.5)%
Loss from continuing operations before income taxes	(4,204)	(7,079)	2,875	40.6%
Income tax provision	2	51	(49)	(96.1)%
Loss from continuing operations	(4,206)	(7,130)	2,924	41.0%
Loss from discontinued operations, net	(6,072)	(11,451)	5,379	47.0%
Net loss	$(10,278)	$(18,581)	$8,303	44.7%

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

Tier Technologies, Inc.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and nine months ended June 30, 2009 and 2008:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Revenues
EPS	$42,941	$43,264	$(323)	(0.8)%
Wind-down	1,272	1,632	(360)	(22.1)%
Total	$44,213	$44,896	$(683)	(1.5)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Revenues
EPS	$98,450	$95,505	$2,945	3.1%
Wind-down	4,111	4,307	(196)	(4.6)%
Total	$102,561	$99,812	$2,749	2.8%

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

EPS generated $42.9 million of revenues during the three months ended June 30, 2009, a $0.3 million, or 0.8%, decrease over the three months ended June 30, 2008.  Despite the acquisition of ChoicePay in January 2009 and an increase in transactions and dollars processed during the three months ended June 30, 2009, a decrease in the average dollar payment processed resulted in a decrease in revenues over the same period last year.  During the three months ended June 30, 2009, we processed 52.2% more transactions than we did in the same period last year, representing 9.8% more dollars.  Most of the markets that we serve, which we call verticals, experienced an increase in transactions processed during the three months ended June 30, 2009 compared to the same period last year, ranging from 0.5% to 258.4%.  However, our Court Fees and Fines vertical, experienced a decrease in transactions processed of 26.6%.  During the three months ended June 30, 2009, we added 165 new clients.

EPS generated $98.5 million of revenues during the nine months ended June 30, 2009, a $2.9 million, or 3.1%, increase over the nine months ended June 30, 2008.  The acquisition of ChoicePay in January, 2009 and an increase in transactions and dollars processed contributed to the increase in revenues during the nine months ended June 30, 2009 compared to the same period last year.  During the nine months ended June 30, 2009, we processed 36.3% more transactions than we did in the same period last year, representing 13.1% more dollars.  Most of our verticals experienced an increase in transactions processed during the nine months ended June 30, 2009 compared to the same period last year, ranging from 15.3% to 167.5%.  However, our Federal Income Tax, Education, and Court Fees and Fines verticals experienced decreases in transactions processed, ranging from 2.1% to 27.1%.  During the nine months ended June 30, 2009, we added 383 new clients, which contributed to the increase in revenues, of which the acquisition of ChoicePay contributed more than 50 clients.

An increasing number of public and private sector entities strive to meet rising consumer demand for electronic payment alternatives.  Although we believe we will see minimal revenue growth for the remainder of fiscal 2009, when economic conditions improve we believe our business development opportunities will produce revenue growth greater than our fiscal 2009 growth rates.

Tier Technologies, Inc.

Wind-down Revenues:  During the three months ended June 30, 2009, our Wind-down Operations generated $1.3 million in revenues, a $0.4 million, or 22.1%, decrease from the three months ended June 30, 2008.  Our Voice and Systems Automation, or VSA, business reported $1.3 million in revenues during the three months ended June 30, 2009, which is a $0.2 million decrease over the same period last year.  The decrease in revenues was primarily due to the completion of several maintenance projects in prior periods.  We expect to continue to support and renew existing maintenance contracts; however, we do not expect we will actively pursue new contracts for the VSA business.  Our Pension business generated $10,000 in revenues for the three months ended June 30, 2009.  This is a $0.2 million decrease over the same period last year due to the completion and near completion of two projects.

During the nine months ended June 30, 2009, our Wind-down Operations generated $4.1 million in revenues, a $0.2 million, or 4.6%, decrease from the nine months ended June 30, 2008.  Our Voice and Systems Automation, or VSA, business reported $4.0 million in revenues during the nine months ended June 30, 2009, which is a $0.1 million increase over the same period last year.  Our Pension business generated $0.1 million in revenues for the nine months ended June 30, 2009.  This is a $0.3 million decrease over the same period last year primarily due to the completion and near completion of two projects.

We expect to wind down our Pension business during fiscal 2009.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs, hardware and software purchases; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and nine months ended June 30, 2009 and 2008:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Direct costs
EPS:
Discount fees	$31,530	$34,179	$(2,649)	(7.8)%
Other costs	1,326	1,030	296	28.7%
Total EPS	32,856	35,209	(2,353)	(6.7)%
Wind-down	511	1,165	(654)	(56.1)%
Total	$33,367	$36,374	$(3,007)	(8.3)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Direct costs
EPS
Discount fees	$71,784	$72,403	$(619)	(0.9)%
Other costs	3,059	2,660	399	15.0%
Total EPS	74,843	75,063	(220)	(0.3)%
Wind-down	1,713	3,063	(1,350)	(44.1)%
Total	$76,556	$78,126	$(1,570)	(2.0)%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Direct costs within our EPS Operations declined $2.4 million, or 6.7%, during the three months ended June 30, 2009, compared to the same period last year.  Discount fees decreased $2.6 million, or 7.8%, over the same period last year, primarily attributable to several cost savings

Tier Technologies, Inc.

initiatives and a change in revenue mix.  In addition, we received a benefit of $0.5 million in one-time cost savings initiatives.  Other direct costs increased $0.3 million, or 28.7%, over the same period last year, primarily attributable to the acquisition of ChoicePay.

For the nine months ended June 30, 2009, direct costs decreased $0.2 million, or 0.3%, over the same period last year.  Discount fees decreased $0.6 million, or 0.9%, over the same period last year, attributable to the same factors discussed above, as well as the consolidation of our San Ramon, California and Auburn, Alabama operations.  Other direct costs increased $0.4 million, or 15.0%, over the same period last year, primarily attributable to the acquisition of ChoicePay.

We expect to see continued increases in our EPS direct costs as we strive to grow this business and as more clients move toward electronic payment solutions options.

Wind-down Direct Costs:  During the three months ended June 30, 2009, direct costs from our Wind-down Operations decreased $0.7 million, or 56.1%, from the same period last year.  The completion of maintenance projects has resulted in a decrease of $0.5 million for product and material costs and $0.2 million in labor and labor-related costs, including subcontractor expenses.  During the nine months ended June 30, 2009, Wind-down direct costs decreased $1.4 million, or 44.1%, from the same periods last year.  This decrease was primarily attributable to a decrease in labor and labor-related expenses, including subcontractor costs of $0.9 million and a decrease in product and material costs of $0.5 million, attributable to the completion of projects.

As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2009.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for general management, administrative, accounting, legal and information systems, as well as fees paid for outside services.  Our information systems expenses include costs to consolidate and enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and nine months ended June 30, 2009 and 2008:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
General and administrative
EPS	$6,196	$6,400	$(204)	(3.2)%
Wind-down	73	94	(21)	(22.3)%
Total	$6,269	$6,494	$(225)	(3.5)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
General and administrative
EPS	$19,578	$19,535	$43	0.2%
Wind-down	833	940	(107)	(11.4)%
Total	$20,411	$20,475	$(64)	(0.3)%

EPS General and Administrative:  During the three months ended June 30, 2009, EPS incurred $6.2 million of general and administrative expenses, a $0.2 million, or 3.2%, decrease over the same period last year.  During the three months ended June 30, 2009, our outside services costs decreased $0.9 million over the same period last year.  This decrease is primarily attributable to the absence of costs associated with consulting services relating to our strategic initiatives and state business license fees incurred during the three months ended June 30, 2008 as well as the reversal of an accrual for IT services.  In addition, accounting and legal fees decreased $0.6 million as a result of the absence of

Tier Technologies, Inc.

divestiture related costs incurred during fiscal 2008.  Further contributing to the overall decrease in expenses is $0.1 million in tax and recruiting expenses.  Offsetting these decreases is an increase in labor and labor-related expenses of $1.3 million, of which increased bonus and severance expense contributed $0.6 million and $0.3 million, respectively.  The increase in bonus expense is primarily attributable to the additions to our executive staff and the expense associated with our performance stock unit bonus plan.  The increase in severance expense is attributable to the consolidation of our San Ramon, California facility with our Auburn, Alabama facility.  The remaining $0.4 million increase in labor and labor-related expenses is a result of additions to our EPS staff, primarily through the ChoicePay acquisition.  We also incurred a $0.1 million increase in restructuring costs related to the facility consolidation.

During the nine months ended June 30, 2009, EPS incurred $19.6 million of general and administrative expenses, a $43,000, or 0.2%, increase over the same period last year.  Contributing to the overall increase is an increase in labor and labor related expenses of $0.8 million over the same period last year.  This is primarily attributable to an increase of $0.8 million in bonus expense, as a result of additions to our executive staff and the performance stock unit bonus plan and $0.7 million in severance expense as a result of the facility consolidation discussed above, offset by the absence of $0.5 million in one-time stock-based compensation expense recognized during fiscal 2008 and $0.2 million in other labor-related expenses.  Although we have added staff through our ChoicePay acquisition, our strategic initiatives have reduced our overall general and administrative expenses for the year to date.

Further contributing to the $43,000 year-over-year variance is: an increase in office expense of $0.4 million, primarily attributable to office equipment maintenance and repairs associated with our IT services as well as the acquisition of ChoicePay; a $0.4 million increase in restructuring costs associated with our consolidation efforts; a $0.3 million increase in travel and travel-related expenses associated with the acquisition of ChoicePay and our platform consolidation; and the benefit of the $0.2 million adjustment during fiscal 2008 of the reversal of a legal reserve relating to a previously conducted Department of Justice investigation that concluded in January 2008.

Offsetting these increases are the following: a $1.4 million decrease in outside services primarily attributable to the completion of our strategic initiative review, absence of business license costs and the reversal of an IT services accrual; a $0.3 million decrease in legal and accounting costs primarily attributable to the completion of the divestiture process and a reduction in licensing costs, offset by additional costs incurred during fiscal 2009 relating to our proxy and annual shareholders’ meeting; a $0.2 million decrease in executive search fees incurred during fiscal 2008; and a $0.1 million decrease in tax expense.

During fiscal 2009, we expect to see decreases in general and administrative support expense, primarily through further reductions in our labor-force and outside services, as we continue to recognize the benefits of our strategic cost saving initiatives and continue to consolidate and streamline our EPS operations.

Wind-down General and Administrative: During the three and nine months ended June 30, 2009, our Wind-down Operations general and administrative expenses decreased $21,000 or 22.3% and $107,000, or 11.4%, respectively over the same periods last year.  These decreases are primarily attributable to the shift in resources from our Wind-down Operations to our EPS Operations, which has resulted in decreases in labor and labor-related expenses, including outside consultants.  Offsetting these decreases is an increase in bad debt expense, which is a result of the benefit of bad debt collections during fiscal 2008.

During fiscal 2009, we expect to see general and administrative support expenses for our Wind-down Operations fluctuate minimally as we continue to fully support these operations.

Tier Technologies, Inc.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and nine months ended June 30, 2009 and 2008:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Selling and marketing
EPS	$2,235	$2,493	$(258)	(10.4)%
Wind-down	1	(1)	2	*
Total	$2,236	$2,492	$(256)	(10.3)%
*Not meaningful

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Selling and marketing
EPS	$5,458	$6,431	$(973)	(15.1)%
Wind-down	6	180	(174)	(96.7)%
Total	$5,464	$6,611	$(1,147)	(17.4)%

EPS Selling and Marketing:  During the three months ended June 30, 2009, EPS incurred $2.2 million of selling and marketing expenses, a $0.3 million, or 10.4%, decrease over the same period last year.  Contributing to this decrease is a decrease of $0.4 million in labor and labor-related expenses, as a result of a reduction in staff and decreases in commissions, and the reduction in outside consulting services.  In addition, travel and travel-related expenses decreased $0.1 million attributable to the reduction in staff and outside services.  Offsetting these decreases is an increase in advertising and partnership-related costs of $0.2 million resulting from the timing of advertising expenses.

During the nine months ended June 30, 2009, EPS incurred $5.5 million of selling and marketing expenses, a $1.0 million, or 15.1%, decrease over the same period last year.  Labor and labor-related expenses contributed $0.6 million to the overall decline, consisting of a $0.8 million decrease in commissions paid during the current period and $0.2 million in labor and associated fringe expense and outside consulting services offset by severance expense of $0.3 million associated with the departure of one of our executives and the addition of $0.1 million in bonus expense, primarily attributable to our performance stock unit bonus plan.  A reduction in travel and travel-related costs attributable to a reduction in overall staff contributed $0.2 million to the year over year decrease.  A reduction in advertising and partnership-related costs contributed $0.1 million to the overall decrease, primarily attributable to a more targeted advertising effort.  Reductions in miscellaneous selling and marketing expenses contributed another $0.1 million to the decrease.

We expect to see a continued decrease in selling and marketing expenses for our EPS Operations during fiscal 2009 as we continue to streamline our sales and marketing force.

Wind-down Selling and Marketing:  During the three months ended June 30, 2009, the selling and marketing expenses of our Wind-down Operation increased insignificantly from the three months ended June 30, 2008 and decreased $0.2 million, or 96.7% during the nine months ended June 30, 2009.  These variances are attributable to our strategic decision to focus on our EPS Operations, in which all selling and marketing efforts have been directed.  We expect to incur minimal expenses relating to Wind-down Operations during fiscal 2009.

Tier Technologies, Inc.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table provides a year-over-year comparison of depreciation and amortization costs incurred by our Continuing Operations during the three and nine months ended June 30, 2009 and 2008:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Depreciation and amortization
EPS	$1,404	$994	$410	41.3%
Wind-down	454	353	101	28.6%
Total	$1,858	$1,347	$511	37.9%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Depreciation and amortization
EPS	$3,529	$2,894	$635	21.9%
Wind-down	1,413	1,079	334	31.0%
Total	$4,942	$3,973	$969	24.4%

Depreciation and amortization relating to our EPS Operations increased $0.4 million, or 41.3%, and $0.6 million, or 21.9%, respectively, for the three and nine months ended June 30, 2009 over the same periods last year primarily due to the acquisition of ChoicePay assets during January 2009.  We incurred an additional $0.1 million, or 28.6%, and $0.3 million, or 31.0%, respectively, for the three and nine months ended June 30, 2009 over the same period last year, in amortization expense for our Wind-down Operations as a result of the decision at the end of fiscal 2008 to decrease the remaining useful life of intangible assets from four to two years.

Other Income/(Loss) (Continuing Operations)

Gain/(loss) on investment:  During the three months ended June 30, 2009, we recognized a $45,000 gain on investment.  During the nine months ended June 30, 2009, we recognized a $54,000 loss related to the decrease in fair value of our auction rate securities.

Interest income, net:  Interest income during the three and nine months ended June 30, 2009 decreased $0.4 million and $1.6 million, respectively, compared to the same periods last year, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many municipal bond debt securities as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $1,000 and $2,000, respectively for the three and nine months ended June 30, 2009 and $23,000 and $51,000, respectively for the three and nine months ended June 30, 2008.  The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the three and nine months ended June 30, 2009 and 2008 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Tier Technologies, Inc.

At September 30, 2008, we had $89.5 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018, and $65.1 million of state net operating loss carryforwards, the bulk of which begin to expire after fiscal 2010.

DISCONTINUED OPERATIONS

Our Discontinued Operations consists of portions of our former Government Business Process Outsourcing, or GBPO, business and our Packaged Software Systems Integration, or PSSI, business which we have divested and no longer operate.  During the three and nine months ended June 30, 2009, net loss from Discontinued Operations was $0.4 million and $6.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 we had $70.7 million in cash, cash equivalents and marketable securities compared with $77.6 million at June 30, 2008.  The decrease of $6.9 million is primarily due to the purchase of ChoicePay in February 2009 and the repurchase of our common stock.  In January 2009, we announced a stock repurchase program, which authorizes the repurchase of up to $15.0 million of our common stock in the open market.  In addition, as of June 30, 2009 we had restricted cash of $7.4 million, of which $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients and $1.4 million is used to collateralize outstanding letters of credit.  We currently have an Amended and Restated Credit and Security Agreement, as amended, with our lender, under which we may obtain up to $7.5 million of letters of credit.  This agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  The $1.4 million of letters of credit outstanding were issued to secure performance bonds and a property lease.

We believe we have sufficient liquidity to meet currently anticipated growth, including capital expenditures, working capital investments, and acquisitions, as well as participation in our stock repurchase program for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Currently, we do not have any short or long-term debt.

Net Cash from Continuing Operations—Operating Activities.  During the nine months ended June 30, 2009, our operating activities from Continuing Operations provided $5.5 million of cash.  This reflects a net loss of $4.2 million from Continuing Operations and $7.1 million of non-cash items.  During the nine months ended June 30, 2009, $9.1 million of cash was generated by an increase in accounts payable and accrued liabilities, primarily associated with settlements payable as a result of the ChoicePay acquisition.  An increase in accounts receivable, associated with the settlements payable, used $4.3 million of cash.  A decrease in deferred income used $0.7 million of cash.  An increase in prepaid expenses and other assets and income tax receivable used $1.5 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash used in our investing activities from Continuing Operations for the nine months ended June 30, 2009 was $17.5 million, including $34.0 million of cash used to purchase marketable securities, offset by $23.9 million of cash provided by maturities and sales of marketable securities.  During the nine months ended June 30, 2009, $6.9 million of cash was used to purchase substantially all of the assets of ChoicePay and $2.3 million of cash was used to purchase equipment and software and fund internal development of software primarily associated with our EPS business.  The proceeds from the sale of our Discontinued Operations provided $1.3 million of cash.  In addition, the release and maturity of restricted investments provided $0.5 million of cash.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from Continuing Operations for the nine months ended June 30, 2009 was $3.0 million.  The purchase of company stock used $3.3 million of cash, offset by $0.2 million provided by the issuance of stock.  Capital lease

Tier Technologies, Inc.

obligations used $13,000 of cash.  The collection of a note receivable associated with the divestiture of our Financial Management Systems operations, provided $0.1 million of cash.

Net Cash from Discontinued Operations—Operating Activities.  During the nine months ended June 30, 2009, our operating activities from Discontinued Operations used $5.2 million of cash.  This reflects a net loss of $6.1 million and $5.0 million of non-cash items, of which $2.6 million related to the write-down of held-for-sale assets, $1.6 million related to a loss recognized on the sale and disposal of our discontinued operations, and $0.2 million related to a reduction in bad debt expense.  In addition, the net effect of changes in discontinued assets and liabilities used $3.2 million of cash.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from Discontinued Operations for the nine months ended June 30, 2009 was $0.4 million, primarily used to fund internal development of software.

In Note 3—Investments we disclosed that at June 30, 2009, our investment portfolio included $31.3 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  If the banking system or the financial markets continue to deteriorate or remain volatile, we may be unable to liquidate these investments in a timely manner at par value.  To minimize the liquidity risks associated with these investments, we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment manager has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer on July 2, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, money market funds and government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at June 30, 2009, the fair value of the portfolio would decline by about $30,000.

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

Tier Technologies, Inc.

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

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment manager has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer.  Until liquidity in the market returns, or our investment manager sells or disposes of securities, we may be unable to liquidate these investments in a timely manner at par value.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following factors and other risk factors could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-Q.  We updated these risk factors from those included in our Form 10-Q for the period ended March 31, 2009.

We have incurred losses in the past and may not be profitable in the future.  We have incurred losses in the past, and we may do so in the future.  While we reported net income in fiscal year 2005, we have reported net losses of $27.4 million in fiscal 2008, $3.0 million in fiscal 2007, $9.5 million in fiscal 2006, $63,000 in fiscal 2004 and $5.4 million in fiscal 2003.  For the nine months ended June 30, 2009, we are reporting a net loss of $10.3 million.

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

Our income tax and property tax processing revenue has been negatively impacted by recent economic conditions and may continue to decline.  As a result of the current global and U.S. economic conditions, including unemployment and real estate foreclosures, we have suffered a downturn in revenue, especially in our property tax and income tax segments, due to decreased payments of federal income tax and property tax by taxpayers who pay taxes on our website and Interactive Voice Response System (IVR) payment processing systems.  If current conditions do not improve, additional

Tier Technologies, Inc.

declines in revenue may occur, especially in the property tax and federal income tax segments, negatively impacting use of our services and our overall revenues.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business inclusive of BPO, FIDM, SSI, FMS and UI operations.  Certain divestitures include contractual earn outs and revenue sharing arrangements based on successful operation of the businesses divested.  If the businesses are not profitable or there are revenue shortfalls we may not receive the expected benefits from the divestitures which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State, for which RKV continues to provide services as a subcontractor to the prime contractor, Haverstick Corporation, or Haverstick.  Subsequent to the sale, the State, Haverstick and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  In July 2009, Haverstick presented us with a notice of default on the performance bond.  Tier is currently in discussions with the other parties regarding contributions to fund completion of the project.  If this contract, or other divested contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability could result causing damages, unanticipated costs, bond forfeitures and loss of revenue.

Our business is less diverse and there is more risk as a result of our divestitures and the transition to, and primary focus on, the Electronic Payment Solutions, or EPS, business.   Our focus on EPS going forward and the recent divestiture of the majority of our legacy business units unrelated to EPS, including software licensing and government system integration businesses, has resulted in loss of historical revenue sources and a decrease in diversification of services and markets which has resulted in an increase in business risk.   In the event of a business downturn in the EPS business due to increased competition, loss of clients, economic conditions, technology changes, or in the event of increased costs, disruption in services, a change in laws, or other events related to our EPS business there could be a greater negative impact on our revenues than if we had retained our diverse businesses.

We could suffer material losses or significant disruption of operations and business if we are not successful in consolidation of our EPS operations.  We are consolidating and moving certain EPS operations, facilities, departments, and positions as part of our strategic plan to save costs and eliminate duplicative operations and functions.  We completed consolidation of the customer service/call center, client services, implementation services, and some information technology services from San Ramon, California, and Tulsa, Oklahoma, to our existing facility in Auburn, Alabama, and we consolidated financial operations to Reston, Virginia. If this restructuring and consolidation is not successful we could suffer disruption of our operations, systems or services; incur a significant increase in costs; or suffer a loss of valuable staff and historical knowledge, which could have a material adverse impact on our business, significantly increase operating costs and result in operational weaknesses and compliance deficiencies.

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

Tier Technologies, Inc.

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

Consolidation of our payment processing platforms involves significant risk.  We are in the process of integrating and consolidating our technology platforms.  We currently maintain three processing platforms: one in San Ramon, California; one in Auburn, Alabama; and a third in Tulsa, Oklahoma, which we recently acquired in the ChoicePay acquisition.  We expect to have one consolidated processing platform by December 2009.  Failure to timely, effectively, and efficiently consolidate our payment processing platforms could result in significant risks including restricted and limited transaction volume, operational inefficiencies, inability to add new products or services, inability to expand existing products and services, significant development costs, higher labor costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.  Our EPS business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements for our existing platforms does not keep pace with the growth of our business, we may not be able to meet our requirements for the sustainable and economic growth of the EPS business.  Furthermore, if we are not able to acquire or develop these platforms and systems on a timely and economical basis, the profitability of our EPS business may be adversely affected.  If we are unable to successfully integrate and consolidate these payment solutions platforms it could result in a significant loss of clients and revenues and risk of liability.

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has generated 27.8%, 28.3%, and 31.8%, of our annual revenues from Electronic Payment Solutions for fiscal years 2008, 2007 and 2006, respectively.  In April 2009 we were one of three companies awarded a multi-year contract by the IRS to provide electronic payment solutions for personal and business taxes. The contract contains a base period commencing April 2, 2009 and four one-year option periods running until December 31, 2013. We compete with the other contract award recipients to provide services to the IRS.  If the other recipients reduce their prices, or if additional companies are awarded contracts, we may have to reduce our prices to remain competitive. If we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract, or if we are forced to reduce our prices in response to competitive pressures, our operating results and cash flows could decline significantly.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, material contracts resulting from the ChoicePay acquisition, or a number of large state, local, utility or education-related contracts, could result in significant loss of revenues and reduction in profitability.

Security breaches or unauthorized access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information of clients and consumers.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar problems, causing interruption in service and loss or theft of confidential data and personally identifiable information that we store and/or process.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other

Tier Technologies, Inc.

similar incidents involving the unauthorized access and theft of confidential data and personally identifiable information.  In January 2009, Heartland Payment Systems reported a breach of security of its systems resulting in the loss or theft of personally identifiable information.  We contract with Heartland for certain payment processing services for credit and debit transactions in the education market.  Although no security breach occurred within our systems, and there is no specific information to date that our clients’ or their related consumers’ information or data was compromised, if such client or consumer data and information was lost or stolen, such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors or suppliers systems, software or hardware could result in theft, loss, publication, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, costs of notification, and a loss of clients and revenue.

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

Violation of any existing or future laws or regulations related to our EPS business, including laws governing money transmitters, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our EPS segment is subject to numerous federal and state laws and regulations, some states’ money transmitter regulations, and related licensing requirements.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with financial transaction processing is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  We have applications for licensure as a money transmitter pending in a number of states.  We entered into a consent order with one state which included payment of penalties for unlicensed activity prior to our submission of the money transmitter application, and other states have imposed such fines and fees.  In the future we may be subject to additional states’ money transmitter regulations, federal money laundering regulations and regulation of internet transactions.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any such laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to

Tier Technologies, Inc.

provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

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

We operate in highly competitive markets.  If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share.  Our business is focused on electronic payment transaction processing and e-commerce payment solutions, which are highly competitive markets and are served by numerous international, national and local firms.  Many of our competitors have significantly greater financial, technical and marketing resources and name recognition than we do.  In addition, there are relatively low barriers to entry into these markets, and we expect to continue to face additional competition from new entrants into our markets.  Parts of our business are subject to increasing pricing pressures from competitors, as well as from clients facing pressure to control costs.  Some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services.  If we do not compete effectively, the demand for our products and services and our revenue growth and operating margins could decline, resulting in reduced profitability and loss of market share.

The revenues generated by our EPS operations may fluctuate, and our ability to maintain profitability is uncertain.  Our EPS business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations, and educational, utility and rent obligations.  The revenues earned by our EPS business depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  Demand for EPS services could decline if consumers are not receptive to paying a convenience fee, card associations change their rules, laws are passed that do not allow us to charge the convenience fees, or if credit or debit card issuers or marketing partners eliminate or reduce the value of rewards to consumers under their respective rewards programs.  The processing fees charged by credit/debit card associations and financial institutions can be increased with little or no notice, which could reduce our margins and harm our profitability.

Demand for our EPS services could also be adversely affected by a decline in the use of the Internet, economic factors such as a decline in availability of credit, increased unemployment, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments to government agencies is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

Change in interchange rates could have a significant impact on our cost of revenue generation. Interchange rates charged by credit and debit card companies are a major factor in our delivery costs for the services we perform.  A change in such rates either favorable or unfavorable could have a significant impact on our financial performance.

We depend on third parties for our products and services.  Failure by these third parties to perform their obligations satisfactorily could hurt our reputation, operating results and competitiveness.  Our client business, infrastructure and technology platform is highly dependent on working with other companies, service and network providers, card companies, processors, banks,

Tier Technologies, Inc.

merchants and other entities related to our payment solutions and systems.  Some of our projects require us to bid on and perform on complex multi-party projects.  We may act as a prime contractor and engage subcontractors, or we may act as a subcontractor to the prime contractor.  We use third-party software, hardware and support service providers to perform joint engagements.  We depend on licensed software and other technology from vendors. We also rely on a third-party co-location facility for our primary data center, use third-party processors to complete payment transactions and use third-party software providers for system solutions, security and infrastructure.  Our systems are dependent on integration and implementation of complex third-party products and services including software and hardware.  The failure of any of these third parties to meet their contractual obligations, our inability to obtain favorable contract terms, failures or defects attributable to these third parties or their products, systems, software, implementation, testing, or the discontinuation of the services of a key subcontractor or vendor could result in degraded functionality or system failure, significant cost and liability, diminished profitability and damage to our reputation and competitive position.

The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resigns to join a competitor, to form a competing company, or as a result of termination or a divestiture, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities:

Period Covered	Total Number of Shares Repurchased (in thousands)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Program (1) (in thousands)
April 1 through April 30, 2009	100.0	$5.52	100.0	$13,809
May 1 through May 31, 2009	100.0	$6.44	100.0	13,165
June 1 through June 30, 2009	200.0	$7.40	200.0	11,684
Total	400.0	$6.69	400.0	$11,684

(1) On January 21, 2009, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $15.0 million of the Company’s common stock.

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
Dated: August 6, 2009

By:	/s/ Ronald W. Johnston

Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)