Form 10-K
TIER TECHNOLOGIES INC
filed 2009-11-10
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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
(Address of principal executive offices)                                                   (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer," and "smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

As of March 31, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $70,919,668, based on the closing sale price of the common stock on March 31, 2009, as reported on The NASDAQ Stock Market. As of November 4, 2009, there were 18,150,965 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I—Executive Officers") of this report, which will appear in our definitive proxy statement relating to our 2010 annual meeting of stockholders, is incorporated by reference into this report.

TIER TECHNOLOGIES, INC.
FORM 10-K

i

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

PART I

ITEM 1—BUSINESS
GENERAL

Tier Technologies, Inc., or Tier, is a leading provider of biller direct electronic payment solutions, through our primary brand Official Payments, which is accessed through our website www.OfficialPayments.com.  These solutions provide payment services for Web, automated Interactive Voice Response, or IVR, call center and point-of-sale, or POS, environments.  We offer our clients a front-end platform designed expressly for the biller direct market with a single source solution that simplifies the management of electronic payments.  Our solutions include multiple enhanced payment services, including, consolidation of income payments, bill presentment, convenience payments, installment payments and flexible payment scheduling.  We also offer our clients a range of payment choices, including credit and debit cards, electronic checks, cash and money orders, and emerging payment methods to meet the needs of their customers.  By utilizing our solutions, clients can reduce, if not eliminate their management and expense of payment technology, PCI data security requirements, and compliance with other payment industry standards.

We perform these services in a variety of markets, which we refer to as verticals.  Our current verticals include:

•	Federal—which includes federal income and business tax payments;

•	State and Local—which includes state and local income tax payments;

•	Property Tax—which covers state and local real property tax;

•	Utility;

•	Education—which consists of services to post-secondary educational institutions; and

•	Other—includes local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 meal pay and fee payments and personal property tax payments.

In January 2009 we acquired ChoicePay, Inc., which we refer to as ChoicePay.  This acquisition allowed us to increase our footprint in the utility vertical as well as accelerate our access to new products and services as a result of technology provided by their operating platform.  As of May 2009, ChoicePay was fully integrated into our company and does not operate as a standalone entity.  The demand for our services has been driven by an increasing preference of consumers and merchants/billers to make payments electronically, increased acceptance of interactive voice response systems and contact management solutions, as well as by legislative mandates.

During fiscal 2009, we also provided services in two business areas which we are currently in the process of winding-down.  While we continue to support our existing contracts, we are not pursuing new contracts.  Those services include our Voice and Systems Automation, or VSA, support services for interactive voice response systems, including customization, installation and maintenance, and Public Pension Administration Systems, or Pension, which supported the design, development and implementation of pension applications for state, county and city governments.  We substantially completed our work in our Pension business during fiscal 2009.  We expect to complete our VSA business within the next three years.

Originally incorporated in 1991 in California, we reincorporated in Delaware effective July 15, 2005.  We are headquartered in Reston, Virginia.  As of September 30, 2009, our 222 employees and contractors provided services to over 3,900 clients nationwide.

ELECTRONIC PAYMENT SOLUTIONS

Our core business consists of our biller direct solutions which we refer to as Electronic Payment Solutions, or EPS.  We offer our services using several pricing options such as transaction fee, convenience fee, flat fee, or client absorbed fee (fees paid directly by the client for all services, in lieu of those charges being paid by the constituent using the service), which can be billed as a percentage fee, a fixed fee, or some combination of both.  As stated above, we provide services and solutions in several different verticals.  Our client base includes the U.S. Internal Revenue Service, or IRS, 27 states, the District of Columbia and nearly 3,800 local governments and other public sector clients.  We processed 14.9 million customer transactions, representing $6.9 billion in payments processed across all of our verticals during fiscal 2009.  In certain instances, each customer transaction is composed of two sub-transactions, one for the payment and one for the fee.  EPS accounted for 96.1% of our revenues from Continuing Operations for fiscal 2009.

Verticals

Federal—We provide businesses and individuals the opportunity to pay certain federal income and business tax obligations electronically via credit or debit cards.  Payment options include all major credit cards: American Express®, Discover®, MasterCard®, Visa® and all debit cards.  Payment channels include Internet, IVR, and Agent (a third-party provider who accepts payments on behalf of our client).  The revenues we receive for these services are typically based on a percentage of dollars processed.  During tax year 2008, we provided payment services for nine types of tax forms for the IRS.  The leading form paid through our services is the individual IRS Form 1040, and when taxpayers submit this form, they typically pay the “balance due” on their taxes at the conclusion of the tax year.  Based on the timing of tax obligation due dates, we typically see higher revenues during our second and third quarters within this payment vertical, primarily due to the April 15th federal income tax deadline for personal and business income tax payments.  Our revenues from this vertical represented 26.0% of EPS revenues for fiscal year 2009. Our contract with the IRS to provide payment services for federal tax payments contributed 19.8% of our EPS revenue for fiscal year 2009.

State and Local—We offer a variety of electronic payment solutions to state and local governments for electronic payments for personal income taxes and business taxes  These governments can provide electronic payment options to their constituents via Internet, IVR, Agent, POS, and wedge readers using all major credit cards (see above), debit cards and e-check.  Based on the client contract, revenues can be earned in any of the pricing models mentioned above.  Revenues earned within this vertical can be seasonal by nature, as due dates for various state and local taxes determine the timing of revenue earned.  For fiscal year 2009, this vertical represented 8.2% of EPS revenue.  None of our clients within this vertical contributed more than 10% to our total revenues for EPS for fiscal year 2009.

Property Tax—We offer a variety of electronic payment solutions to state and local governments for the collection of real property taxes.  Electronic payment options include Internet, IVR, Agent, POS, and wedge readers using all major credit cards (see above), debit cards and e-check.  Depending on the client contract, revenues can be earned in any of the pricing models mentioned above.  As with any of our tax-based business, revenues earned are seasonal by nature, as due dates for various state and local taxes determine the timing of revenue.  For fiscal year 2009, this vertical represented 29.5% of EPS revenue.  None of our clients within this vertical contributed more than 10% to our total revenues for EPS for fiscal year 2009.

Utility—Within this vertical we allow customers and constituents of various companies and municipalities to pay their utility obligations electronically using all major credit cards (see above), debit card, e-check, cash or money order.  The utility company customers can utilize the Internet, IVR, POS, Agent, Walk-up locations or Kiosks to make these payments.  With the acquisition of ChoicePay in January 2009 our presence in the utilities market has increased during fiscal year 2009.  For fiscal year 2009, this vertical represented 12.5% of EPS revenue.  None of our clients within this vertical generated more than 10% of our EPS revenues for fiscal year 2009.

Education—Our solutions within the education vertical service post-secondary education institutions.  Solutions we provide to these clients include electronic payment options for tuition and fee payments, housing and alumni donations.  Individuals with obligations to post-secondary institutions may pay their obligations using all major credit cards (as above) and e-check via Internet, IVR and POS.  Within this vertical, we offer electronic billing and installment payment plans to users.  During fiscal year 2009, this vertical represented 10.2% of EPS revenue.  None of our clients within this vertical generated more than 10% of our EPS revenues for fiscal year 2009.

Other—Our “other” vertical encompasses state and local courts and citations, rent payments and insurance payments for various entities, electronic payment options for meal and fee payments for K-12 educational institutions, plus personal property tax payments.  Generally speaking, all major credit cards and e-check are accepted payment forms using the following payment channels: Internet, IVR, POS, Agent, and wedge readers.  During fiscal year 2009, this vertical represented 13.6% of our EPS revenues.

Revenue Trends

As seen in the chart below, EPS revenue and transaction volumes have increased over the past five years.  These increases are attributable to several factors: (1) the shift among federal, state and local governments, education institutions and private entities to electronic payment options, (2) organic growth, including adding new vertical and payment options, and (3) the acquisition of ChoicePay.

EPS Revenue and Transaction Trends

Revenue
Transactions
Revenue (thousands)
Transactions (thousands)
$ 140,000
130,000
120,000
100,000
80,000
60,000
40,000
20,000
0
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
8,000
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
FY2004
FY2005
FY2006
FY2007
FY2008
FY2009
40,669
56,452
78,578
99,433
117,072
123,233
2,341
4,203
5,894
8,059
10,286
14,871

Since launching our strategic plan in 2007, Tier management has invested in growing new verticals, especially education and utilities.  We made these investments to provide a richer value proposition to our end-users by offering more billers and payment types that could be accessed through our primary site OfficialPayments.com and to diversify the risk to our investors by balancing concentration in vertical markets.  We believe that the results of this strategy are reflected in our fiscal year 2009 performance.  The federal income tax vertical which used to represent more than half of total company revenue is now less than 30% of EPS revenue.  Our education and utilities verticals, which were small to non-existent in 2006, each now represent more than 10%of EPS revenue.

Vertical	Revenue Contribution Fiscal year 2009	CAGR(1)
Federal	26.0%	(4.3)%
State and Local	8.2%	4.6%
Property Tax	29.5%	7.0%
Utility	12.5%	72.3%
Education	10.2%	61.8%
Other	13.6%	11.7%

Total	100.0%	11.3%
(1)Compound Annual Growth Rate of EPS Revenue for Fiscal Year 2007 to Fiscal Year 2009

WIND-DOWN OPERATIONS

As of September 30, 2009, our Wind-down operations consist of our VSA business from our former Government Business Process Outsourcing, or GBPO, segment whose operations are neither compatible with our long-term strategic direction nor complementary with the other business units that we divested.  We have decided to complete, or in some cases extend, the term of existing contracts for that business.  Our VSA business provides interactive voice response systems and support services, including customization, installation and maintenance.  We service over 100 customers within this business.  None of the VSA customers contributed more than 10% of our consolidated revenues.

At the beginning of fiscal 2009, we were completing work within our Pension business, formerly part of our Packaged Software Systems Integration, or PSSI, segment.  This business provided services to support the design, development and implementation of pension applications for state, county and city governments.  As of September 30, 2009, we have substantially completed work within this business.

DATA SECURITY

Tier takes the integrity and security of the financial information it processes on behalf of individuals, businesses and all entities seriously.  We are PCI Data Security Standard and National Automated Clearing House Association compliant, meaning we have professional security standards in place to protect the information we obtain to process electronic payments.  We also undergo an annual comprehensive audit by the IRS.  Tier has secured or is in the process of securing Money Transmitter Licenses in every state where this legislation is applicable.

During fiscal 2009, our Board of Directors established a formal Data Security Committee of the Board of Directors.  This committee’s primary function is to act on behalf of the board in fulfilling data security management responsibilities as defined by applicable law and regulations, as well as policies and procedures developed internally by Tier management.  The Data Security Committee oversees our work on identifying and evaluating security risks and implementing safeguards and programs on data security integrity and mitigation of security risks.  This committee works with Tier management to enhance current, and develop new, technical policies and procedures which will strengthen security measures.

TECHNOLOGY

Throughout fiscal 2009, we have been working on consolidating our operating platforms and data centers, as well as our accounting platform, to enhance our efficiencies and provide a top-quality product to our clients and their customers.  Our goal is to complete the consolidation during fiscal 2010 and begin retiring our present platforms thereafter.  During fiscal 2009, we consolidated our back-office processes and functions in San Ramon, California and Tulsa, Oklahoma facilities with our Auburn, Alabama facility.  That consolidation resulted in increased efficiencies and a reduction in overhead and duplicative operations and functions.

We believe enhancing our technology and consolidating our platforms will provide more robust features and functionality for our clients, including adding new products, additional payment options and payment channels, enhanced reporting and administrative management services, and enhanced customer self-service tools.

SEGMENT REPORTING

Tier manages and reports its business in two segments, Continuing Operations and Discontinued Operations.  Our Continuing Operations consists of our EPS operations and our Wind-down operations.  Our Discontinued Operations consists of portions of our former GBPO and PSSI segments, which we have sold.  Detailed information about the profitability of our Continuing Operations can be found in Note 12—Segment Information to our Consolidated Financial Statements.  Information about our Discontinued Operations can be found in Note 15—Discontinued Operations to our Consolidated Financial Statements.

SALES AND MARKETING

Our sales and marketing objective is to develop relationships with customers and clients that result in repeat long-term and cross-sale engagements.  Throughout fiscal year 2009 our selling and marketing efforts have been dedicated to the growth of our EPS business.  We have focused on upgrading our strategic information systems to allow us to establish direct relationships with end-users of our services, to grow transactions across verticals, and deepen the strength of our primary brand Official Payments.  We will continue these initiatives in fiscal 2010 utilizing our dedicated sales force, network of partnerships, experienced marketing team, and our senior executive group.  Members of our executive team have a wide range of industry contacts and established reputations in the electronic payments industry.  They play a key role in developing, selling and managing major engagements.  As a result of our market-focused sales approach, we believe that we are able to identify and qualify for opportunities quickly and cost-effectively.

We employ an integrated marketing strategy that creates broad-scale awareness to support targeted marketing initiatives to our existing and prospective customers and clients.  These coordinated efforts are delivered by leveraging the resources and communication channels of our strategic partners, vertical clients and our own Official Payments communication channels.  Our reliance on marketing partnerships has begun to diminish as Official Payments customer base and client footprint have grown and we have successfully developed our own online targeted communication channels including email, web promotion and cross sell initiatives.

INTELLECTUAL PROPERTY RIGHTS

Our success depends, in part, on protection of our methodologies, solutions and intellectual property rights. We rely upon a combination of nondisclosure, licensing and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.  We enter into nondisclosure agreements with all our employees, subcontractors and parties with whom we team.  In addition, we control and limit distribution of proprietary information.  We cannot assure that these steps will be adequate to deter the misappropriation of proprietary information or that we will be able to detect unauthorized use of this information and take appropriate steps to enforce our intellectual property rights.

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

COMPETITION

The biller direct payments category is highly competitive and served by a wide array of organizations involved in transaction payment markets including Link2Gov, a subsidiary of FIS; RBS WorldPay; SallieMae Business Office Solutions; TouchNet Information Systems, Inc; Bill Matrix, a subsidiary of Fiserv; and Online Resources.  We believe that the principal competitive factors in our markets include reputation, industry expertise, client breadth, speed of development and implementation, technical expertise, effective marketing programs, competitive pricing and the ability to deliver results.

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

We have incurred losses in the past and may not be profitable in the future.  While we reported net income of $1.1 million in fiscal year 2005, we have reported net losses of $11.5 million in fiscal 2009, $27.4 million in fiscal 2008, $3.0 million in fiscal 2007, and $9.5 million in fiscal 2006.

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

Our income tax and property tax processing revenue has been negatively impacted by recent economic conditions and may continue to decline.  As a result of the current global and U.S. economic conditions, including unemployment and real estate foreclosures, we have suffered a downturn in revenue in our property tax and income tax segments, due to decreased payments of federal income tax and property tax by taxpayers who pay taxes on our website and IVR payment processing systems.  If current conditions do not improve, additional declines in revenue may occur, especially in the property tax and federal income tax segments, negatively impacting use of our services and our overall revenues.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  Certain divestitures include contractual earn outs and revenue sharing arrangements based on the buyers’ successful operation of the businesses divested.  If the businesses are not profitable or there are revenue shortfalls, we may not receive the expected benefits from the divestitures, which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State, for which RKV continues to provide services as a subcontractor to the prime contractor, Haverstick Corporation, or Haverstick.  Subsequent to the sale, the State, Haverstick and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  Tier is currently in discussions with the other parties regarding contributions to fund completion of the project.  If this contract, or other divested contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability could result causing damages, unanticipated costs, bond forfeitures and loss of revenue.

As a result of our divestitures and the transition to a primary focus on electronic payment solutions, our business is less diverse and therefore more vulnerable to changes affecting the electronic payments business generally.   Our focus on electronic payment solutions going forward and the recent divestiture of the majority of our legacy business units unrelated to electronic payment solutions, including software licensing and government system integration businesses, has resulted in loss of historical revenue sources and a decrease in diversification of services and markets.   In the event of a business downturn in the electronic payment solutions business due to increased competition, loss of clients, economic conditions, technology changes, or in the event of increased costs, disruption in services, a change in laws, or other events related to the electronic payment solutions business there could be a greater negative impact on our revenues than if we had retained our diverse businesses.

We could suffer material losses or significant disruption of our operations and business if we are not successful in integration and consolidation of our operations.  We are consolidating and moving certain operations, facilities, departments, and positions as part of our strategic plan to save costs and eliminate duplicative operations and functions.  We completed consolidation of the customer service/call center, client services, implementation services, and some information technology services from San Ramon, California, and Tulsa, Oklahoma, to our existing facility in Auburn, Alabama, and we consolidated financial operations to Reston, Virginia.  If this restructuring and consolidation is not successful, we could suffer disruption of our operations, systems or services; incur a significant increase in costs; or suffer a loss of valuable staff and historical knowledge, which could have a material adverse impact on our business, significantly increase operating costs and result in operational weaknesses and compliance deficiencies.  On January 27, 2009, we purchased substantially all of the assets of ChoicePay, Inc., an ePayments solution provider based in Tulsa, Oklahoma.  The acquisition included intellectual property, the ChoicePay processing platform, systems, operations, services, products, clients, employees, and other resources.  We may not be successful in integrating the acquired assets into our existing business which could result in disruption of operations, inefficiencies, excess costs, legal and financial liability, additional outsourcing of services and consulting charges, failure to provide services and products as contracted with clients and vendors, and impairment of earning and operating results.

If we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business.  One of our strategies may be to pursue growth through acquisitions.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership.  We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.  Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.

Consolidation of our payment processing platforms involves significant risk and may not be successful.  We are in the process of integrating and consolidating our technology platforms.  We currently maintain three processing platforms: one in San Ramon, California; one in Auburn, Alabama; and a third in Tulsa, Oklahoma, which we recently acquired in the ChoicePay acquisition.  We expect to have one consolidated processing platform by December 2010.  Failure to timely, effectively, and efficiently consolidate our payment processing platforms could result in significant risks, including restricted and limited transaction volume, operational inefficiencies, inability to add new products or services, inability to achieve our goals for fiscal year 2010 (including our business development objectives), inability to expand existing products and services, significant development costs, higher labor costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.  Our business is highly dependent upon having a safe and secure information technology platform with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements for our existing platforms does not keep pace with the growth of our business, we may not be able to meet our requirements for the sustainable and economic growth of the business.  Furthermore, if we are not able to acquire or develop these platforms and systems on a timely and economical basis, our profitability may be adversely affected.  If we are unable to successfully integrate and consolidate these payment processing platforms it could result in a significant loss of clients and revenues and risk of liability.

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has generated 19.8%, 27.8%, and 28.3% of our annual revenues from Electronic Payment Solutions for fiscal years 2009, 2008, and 2007, respectively.  In April 2009 we were one of three companies awarded a multi-year contract by the IRS to provide electronic payment solutions for personal and business taxes. The contract contains a base period commencing April 2, 2009 and four one-year option periods running until December 31, 2013.  To obtain this contract, we reduced our historic pricing.  We compete with the other contract award recipients to provide services to the IRS.  If the other recipients reduce their prices, or if additional companies are awarded contracts, we may have to reduce our prices further to remain competitive. If we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract, or if we are forced to reduce our prices in response to competitive pressures, our operating results and cash flows could decline significantly.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, or a number of large state, local, utility or education-related contracts, could result in significant loss of revenues and reduction in profitability.

Security breaches or unauthorized access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information of clients and consumers.  We have programs, procedures and policies in place to protect against security breaches, unauthorized access and fraud.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar acts and events, causing interruption in service and loss or theft of confidential data and personally identifiable information that we process and/or store.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other similar incidents involving the unauthorized access and theft of confidential data and personally identifiable information.  In January 2009, Heartland Payment Systems reported a breach of security of its systems resulting in the loss or theft of personally identifiable information.  We contract with Heartland for certain payment processing services for credit and debit transactions in the education market.  Although no security breach occurred within our systems, and there is no specific information to date that our clients’ or their related consumers’ information or data was compromised as a result of this incident, if such client or consumer data and information was lost or stolen, such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors or suppliers systems, software or hardware could result in unauthorized access, theft, loss, disclosure, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, costs of notification, and a loss of clients and revenue.

We could suffer material losses and liability if our operations, systems or platforms are disrupted or fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, human error, failure of third-party support and services, as well as the loss of key individuals or failure of key individuals to perform.  We process a high volume of time-sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect or malfunction in our system software or hardware, an interruption or failure due to damage or destruction, a loss of system functionality, a delay in our system processing speed, a lack of system capacity, or a loss of personnel  on short notice, even for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in lost business and revenue and harm to our reputation.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

We could suffer material losses and liabilities if the services of any of our third party suppliers, vendors or other providers are disrupted, eliminated or fail to perform properly or effectively.  Our payment solution services, systems, security, infrastructure and technology platforms are highly dependent on third party services, software, hardware, including data transmission and telecom service providers, subcontractors, co-location facilities, network access providers, card companies, processors, banks, merchants and other suppliers and providers.  We also provide services on complex multi-party projects where we depend on integration and implementation of third-party products and services.  The failure or loss of any of these third party systems, services, software or products, our inability to obtain third party replacement services, or damage to or destruction of such services could cause degraded functionality, loss of product and service offerings, restricted transaction capacity, limited processing speed and/or capacity, or system failure, which could result in significant cost, liability, diminished profitability and damage to our reputation and competitive position.  Our insurance may not be adequate to compensate us for all losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

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

Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal and state laws and regulations, including some states’ money transmitter regulations, and related licensing requirements, and anti-money laundering laws.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with financial transaction processing is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We are registered as a money services business, have a number of state money transmitter licenses and have additional applications for licensure as a money transmitter pending.  We entered into a consent order with one state which included payment of penalties for unlicensed activity prior to our submission of the money transmitter application, and one other state has imposed a fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of internet transactions, and related payment of fees and fines.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

We operate in highly competitive markets.  If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share.  Our business is focused on electronic payment transaction solutions and e-commerce services, which are highly competitive markets and are served by numerous international, national and local firms.  Many of our competitors have significantly greater financial, technical and marketing resources and name recognition than we do.  In addition, there are relatively low barriers to entry into these markets, and we expect to continue to face additional competition from new entrants into our markets.  Parts of our business are subject to increasing pricing pressures from competitors, as well as from clients facing pressure to control costs.  Some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services.  If we do not compete effectively, the demand for our products and services and our revenue growth and operating margins could decline, resulting in reduced profitability and loss of market share.

Our revenues may fluctuate, and our ability to maintain profitability is uncertain.  Our business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations, educational, utility and rent obligations. Our revenues depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  Demand for our services could decline if consumers are not receptive to paying a convenience fee, card associations change their rules, laws are passed that do not allow us to charge the convenience fees, or if credit or debit card issuers, marketing partners, or alliance partners change terms, terminate services or products, or eliminate or reduce the value of rewards to consumers under their respective rewards programs.  The fees charged by credit/debit card associations, financial institutions, and our suppliers can be increased with little or no notice, which could reduce our margins and harm our profitability.

Demand for our services could also be adversely affected by a decline in the use of the Internet, economic factors such as a decline in availability of credit, increased unemployment, foreclosures, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks to make payments is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

Change in interchange rates could have a significant impact on our cost of revenue generation.  Interchange rates charged by credit and debit card companies through card issuing banks are a major factor in our delivery costs for the services we perform.  A change in such rates could have a significant impact on our financial performance.

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

We may be subject to infringement claims by third parties, resulting in increased costs and loss of business.  Our business is dependent on intellectual property rights including software license rights and restrictions, and trademark rights.  From time to time we receive notices from others claiming we are infringing on their intellectual property rights.  Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages or force us to redesign products or enter into royalty or licensing agreements on less favorable terms.  If we are required to enter into such agreements or take such actions, our operating margins could decline.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year 2009 regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2—PROPERTIES

As of September 30, 2009, we leased over 95,000 square feet of space throughout the country, which includes our 41,000 square foot corporate headquarters in Reston, Virginia.  We also leased 51,000 square feet of space in Georgia, California, and Oklahoma, to house our subsidiary operations for EPS.  Of those 51,000 square feet, we have vacated 20,000 square feet.  We have also vacated 19,000 square feet of office space in the Reston, Virginia facility.  We also lease 3,000 square feet of office space in New Mexico which we have subleased to a third party.  Finally, we own a 28,000 square-foot building in Alabama which houses certain administrative, call center, and other operations.

ITEM 3—LEGAL PROCEEDINGS

On May 31, 2006, we received a subpoena, and in January 2009 several former employees received additional subpoenas from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  On October 29, 2009, the SEC confirmed that their investigation is complete and they have determined there will be no charges, fines or other enforcement actions as to Tier, or any of the individuals who were subpoenaed.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our executive officers at November 1, 2009, are listed in the following table, together with their business experience during the past five years.  Unless otherwise specified, all officers served continuously since the date indicated.

Name, age and position with Registrant	Date elected or appointed
Ronald L. Rossetti, Age 66 (a)
Chairman of the Board, Chief Executive Officer	May 2006
Nina K. Vellayan, Age 42 (b)
Executive Vice President, Chief Operating Officer	September 2009
Senior Vice President, Chief Operating Officer	October 2008
Ronald W. Johnston, Age 63 (c)
Senior Vice President, Chief Financial Officer	July 2008
Keith S. Kendrick, Age 52 (d)
Senior Vice President, Strategic Marketing	June 2008
Keith S. Omsberg, Age 48 (e)
Vice President, General Counsel and Corporate Secretary	April 2008

(a) Mr. Rossetti served as President of Riverside Capital Partners, Inc., a venture capital investment firm since 1997.  Since 1997, Mr. Rossetti has also been a general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings.

(b) Ms. Vellayan was promoted to Executive Vice President, Chief Operating Officer in September 2009.  Ms. Vellayan served as President of Business Office Solutions, a division of Sallie Mae Inc., from 2001 through September 2008.

(c) Mr. Johnston served as a CFO partner with Tatum LLC from August 2007 through June 2008; CFO and Treasurer for Grantham Education Corporation from October 2004 through March 2007; and CFO for WorldSpace Corporation from September 2002 through September 2004.

(d) Mr. Kendrick served as Senior Vice President, Corporate Marketing and Strategy with EFunds Corporation from December 2005 through September 2007 and co-founder and Chief Executive Officer of Vericate Corporation from January 2003 through March 2005.

(e) Mr. Omsberg served as Assistant General Counsel of Tier from June 2002 to April 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Market under the symbol TIER.  On November 4, 2009, there were 212 record holders of our common stock.  The quarterly high and low prices per share during fiscal 2009 and 2008 were as follows:

	Fiscal year ended September 30,
	2009		2008
	High	Low	High	Low
First quarter	$7.57	$3.41	$11.01	$7.94
Second quarter	$6.39	$4.48	$9.26	$6.75
Third quarter	$7.90	$4.35	$8.75	$7.03
Fourth quarter	$8.90	$7.10	$8.48	$7.06

We have never declared or paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future.  Instead, we intend to retain our current and future earnings to fund the development and growth of our business.  Our current credit facility prohibits us from declaring dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the percentage change in cumulative stockholder return on our common stock for the period September 30, 2004 through September 30, 2009, with the cumulative total return on the NASDAQ Composite Index and the Russell 2000 Index.  We have selected the Russell 2000 Index because it measures the performance of small-cap issuers and because we believe there is no published index or peer group that adequately compares to our business.  The comparison assumes $100.00 was invested on September 30, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tier Technologies, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/04
9/05
9/06
9/07
9/08
9/09
Tier Technologies, Inc.
NASDAQ Composite
Russell 2000

*$100 invested on 9/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Measurement Date	Tier Technologies, Inc.	NASDAQ Composite	Russell 2000
9/30/04	$100.00	$100.00	$100.00
9/30/05	89.64	113.78	117.95
9/30/06	70.47	121.50	129.66
9/30/07	105.70	143.37	145.65
9/30/08	76.27	109.15	124.56
9/30/09	87.88	112.55	112.67

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities:

Period Covered	Total Number of Shares Repurchased (in thousands)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Program (1) (in thousands)
July 1 through July 31, 2009	200.0	$7.91	200.0	$10,102
August 1 through August 31, 2009	252.7	$7.80	252.7	13,131	(2)
September 1 through September 30, 2009	600.0	$7.86	600.0	8,413
Total	1,052.7	$7.86	1,052.7	$8,413

(1) On January 21, 2009, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $15.0 million of the Company’s common stock.
(2) On August 13, 2009, the authorized repurchase amount was increased to $20.0 million.

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the fiscal years ended September 30, 2005 through 2009.  You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.  Historical results are not necessarily indicative of results to be expected for any future period.  Certain historical information in the following table has been reclassified to conform to the current year presentation.

	Fiscal years ended September 30,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Revenues	$128,246	$122,571	$108,306	$90,916	$74,307
Costs and expenses	134,400	137,259	130,724	113,956	92,211
Loss before discontinued and other income	(6,154)	(14,688)	(22,418)	(23,040)	(17,904)
Other income	723	2,731	4,094	3,470	874
Loss before income taxes & discontinued operations	(5,431)	(11,957)	(18,324)	(19,570)	(17,030)
Income tax provision	40	87	76	45	127
Loss from continuing operations	(5,471)	(12,044)	(18,400)	(19,615)	(17,157)
(Loss) income from discontinued operations, net	(6,035)	(15,401)	15,366	10,164	18,283
Net (loss) income	$(11,506)	$(27,445)	$(3,034)	$(9,451)	$1,126

Total assets	$116,227	$137,351	$166,424	$169,860	$176,742
Long-term obligations, less current portion	$1,121	$136	$200	$1,359	$1,479
(Loss) earnings per share—Basic and diluted:
Continuing operations	$(0.28)	$(0.61)	$(0.94)	$(1.00)	$(0.88)
Discontinued operations	$(0.31)	$(0.79)	$0.78	$0.52	$0.94
(Loss) earnings per share—Basic and diluted	$(0.59)	$(1.40)	$(0.16)	$(0.48)	$0.06
Weighted average common shares used in computing:
Basic and diluted (loss) earning per share	19,438	19,616	19,512	19,495	19,470

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Annual Report on Form 10-K and other factors discussed in this section.  For information regarding what constitutes a forward-looking statement please refer to Private Securities Litigation Reform Act Safe Harbor Statement on page 1.

OVERVIEW

Tier Technologies, Inc., or Tier, is a leading provider of biller direct electronic payment solutions.  These solutions provide processing for Web, call center and point-of-sale environments.  We partner and connect with a host of payment processors and other payment service providers to offer our clients a single source solution that simplifies electronic payment management.  Our solutions include multiple payment options, including, consolidation of income payments, bill presentment, convenience payments, installment payments and flexible payment scheduling.  Our solutions offer our clients a range of online payment options, including credit and debit cards, electronic checks, cash and money orders, and alternative payment types.

During fiscal 2009 we completed the divestiture of our former Government Business Process Outsourcing, or GBPO, and Packaged Software Systems Integration, or PSSI, businesses.  These operations are recorded as Discontinued Operations on our Consolidated Statements of Operations.

SUMMARY OF FISCAL YEAR 2009 OPERATING RESULTS

The following table provides a summary of our operating results by segment for the fiscal year ended September 30, 2009, for our Continuing and Discontinued Operations:

	Year ended September 30, 2009
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share
Continuing Operations:
EPS	$(5,609)	$(0.29)
Wind-down	138	0.01
Total Continuing Operations	$(5,471)	$(0.28)

Total Discontinued Operations	$(6,035)	$(0.31)

Net loss	$(11,506)	$(0.59)

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, operations, and certain operations we intend to wind down over the next three years, or our Wind-down operations.  We recorded a consolidated net loss of $11.5 million for fiscal year ended September 30, 2009, of which $6.0 million was attributable to our Discontinued Operations, which were fully divested as of February 2009, as well as restructuring and severance costs associated with our strategic decision to focus on EPS operations and streamline our general and administrative expenses.

Our revenues from our EPS operations were $123.2 million for fiscal year ended September 30, 2009.  Transaction volume grew 44.5% and total dollars processed grew 17.6% when compared to fiscal year ended September 30, 2008.  Despite the 5.7% revenue growth and increased transaction volume, our direct costs only increased 2.3% during the current fiscal year.  This slower growth rate in direct costs is primarily attributable to strategic on-going cost savings initiatives and the benefit of certain one-time cost savings initiatives.  The acquisition of ChoicePay has resulted in increased processing charges, thus contributing to the overall direct cost increases.  We continue to seek new methods to provide the same quality of service to our clients at lower costs.

Our EPS operations reported a net loss of $5.6 million for fiscal year ended September 30, 2009.  This loss is an improvement over fiscal 2008 net loss of $12.0 million which reflects the benefit of ongoing efforts to improve profitability.

Our Wind-down operations reported net income of $0.1 million for the fiscal year ended September 30, 2009.  We continue to make efforts to streamline our costs associated with supporting our Wind-down operations.

Our Discontinued Operations consists of businesses we have divested through February 2009.  Our Discontinued Operations reported a net loss of $6.0 million for the fiscal year ended September 30, 2009.

STRATEGY AND GOALS FOR 2010

During fiscal 2010 we intend to focus on the following key objectives:

•	Complete consolidation of platforms;

•	Add new products, payment options and payment channel delivery;

•	Increase share in the biller direct market;

•	Maintain financial stability; and

•	Improve profitability.

Platform consolidation:  We intend to continue with our platform consolidation efforts started in fiscal 2009.  As stated above, we expect to complete this consolidation during fiscal 2010.  With the consolidation of our back-office operations complete, we will focus on unifying our payment platform.  This process will result in a stable payment platform which is designed to hold costs fixed per transaction while increasing transaction processing capability, resulting in increased transaction margin.  The unified platform will also support the development and delivery of new products, payment options and payment channels.  Through our platform consolidation efforts, further cost reduction opportunities will continuously be evaluated.

Add new products, payment options, and payment channel delivery:  We intend to grow our business by adding new products, payment options and payment channels.  We are constantly exploring ways to enhance our payment solutions for our existing clients as well as attracting new clients.  Utilizing our unified platform expected to be completed in fiscal 2010 will allow us to offer a low-cost service platform to our existing clients and their consumers.

Increase share in the biller direct market:  During fiscal 2009, we acquired ChoicePay, which increased our footprint in the utilities vertical.  During fiscal 2010, we intend to continue to explore tag-in acquisitions and strategic partnerships that could allow us to penetrate new markets and increase our footprint in existing verticals.  When our unified platform is completed, we will offer a low-cost service platform to our clients and their consumers, which can assist us in our cross-selling efforts to our existing clients.

Maintain financial stability:  With the current market conditions, financial stability is critical to the success of any company.  Tier is dedicated to pursuing profitable growth.  Growth is some cases can include additional costs attributable to acquisitions or expenses to enhance processing technology.  During fiscal 2010, we will focus on balancing our corporate assets among these business opportunities and our current share repurchase program.  With the economy still facing an unstable investment environment, we will maintain our current investment portfolio strategy, which we believe minimizes our risk and volatility.

Improve profitability:  All of the key objectives above are directed toward our overriding goal to reach and continuously increase profitability of Tier.

RESULTS OF OPERATIONS—FISCAL YEARS 2009 AND 2008

The following table provides an overview of our results of operations for the fiscal years ended September 30, 2009 and 2008:

	Year ended		Variance
	September 30,		2009 vs. 2008
(in thousands, except percentages)	2009	2008	$	%
Revenues	$128,246	$122,571	$5,675	4.6%
Costs and expenses:
Direct costs	95,594	95,234	360	0.4%
General and administrative	25,529	28,020	(2,491)	(8.9)%
Selling and marketing	6,708	8,677	(1,969)	(22.7)%
Depreciation and amortization	6,569	5,328	1,241	23.3%
Total costs and expenses	134,400	137,259	(2,859)	(2.1)%
Loss from continuing operations before other income and income taxes	(6,154)	(14,688)	8,534	58.1%
Other income	723	2,731	(2,008)	(73.5)%
Loss from continuing operations before income taxes	(5,431)	(11,957)	6,526	54.6%
Income tax provision	40	87	(47)	(54.0)%
Loss from continuing operations	(5,471)	(12,044)	6,573	54.6%
Loss from discontinued operations, net	(6,035)	(15,401)	9,366	60.8%
Net loss	$(11,506)	$(27,445)	$15,939	58.1%

The following sections describe the reasons for key variances from year to year in the results that we are reporting for Continuing and Discontinued Operations.

COMPARISON—FISCAL YEAR 2009 TO 2008

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core EPS business and our Wind-down operations.  The following is an analysis of the variances in these financial results.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during fiscal years 2009 and 2008:

	Year ended September 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Revenues
EPS	$123,233	$116,641	$6,592	5.7%
Wind-down	5,013	5,930	(917)	(15.5)%
Total	$128,246	$122,571	$5,675	4.6%

The following sections discuss the key factors that caused these changes in revenue from our Continuing Operations.

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

EPS generated $123.2 million of revenues during the fiscal year ended September 30, 2009, a $6.6 million, or 5.7%, increase over fiscal year ended September 30, 2008.  The acquisition of ChoicePay in January, 2009 and an increase in transactions and dollars processed contributed to the year over year increase in revenues.  During fiscal year ended September 30, 2009, we processed 44.5% more transactions than we did in the same period last year, representing 17.6% more dollars.  Most of our verticals experienced an increase in transactions processed during the fiscal year ended September 30, 2009, compared to the same period last year, ranging from 4.9% to 321.4%.  However, our Federal vertical and portions of our Other vertical experienced decreases in transactions processed, by 1.5% and 24.1%, respectively.  During the 2009 fiscal year, we added 287 new clients, 50 of which we acquired as a result of our acquisition of ChoicePay, which contributed to the increase in revenues.

We expect to see revenue growth in fiscal year 2010.  The rate of this growth is highly dependent on general economic trends.  Our government-based businesses, especially in the tax segment, have experienced low to negative revenue growth during fiscal year 2009, which is a departure from prior year trends.  This reduced growth has come in spite of the increase in the number of tax forms processed, an increase in the number of government clients, and the introduction of additional payment options.  We expect this softness to continue until the general economic environment improves or tax rates are increased by legislative bodies, or both.

Wind-down Revenues:  During the fiscal year ended September 30, 2009, our Wind-down Operations generated $5.0 million in revenues, a $0.9 million, or 15.5%, decrease from the fiscal year ended September 30, 2008.  Our Voice and Systems Automation, or VSA, business reported $4.7 million in revenues during fiscal year ended September 30, 2009, which is a $0.6 million decrease over the same period last year.  This decrease is primarily due to the completion of projects.  Our Pension business generated $0.3 million in revenues for the fiscal year ended September 30, 2009.  This is a $0.3 million decrease over the same period last year due to the substantial completion of all Pension projects during fiscal 2009.

We expect to see continued decreases in revenues associated with our Wind-down Operations as we continue to complete and wind down existing maintenance projects over the next three years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal years 2009 and 2008:

	Year ended September 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Direct costs
EPS:
Discount fees	$88,657	$87,082	$1,575	1.8%
Other costs	4,777	4,208	569	13.5%
Total EPS	93,434	91,290	2,144	2.3%
Wind-down	2,160	3,944	(1,784)	(45.2)%
Total	$95,594	$95,234	$360	0.4%

The following sections discuss the key factors that caused these changes in direct costs for Continuing Operations.

EPS Direct Costs:  For the fiscal year ended September 30, 2009, direct costs increased $2.1 million, or 2.3%, over the fiscal year ended September 30, 2008.  Discount fees increased $1.6 million, or 1.8%, over the same period last year, attributable to an increased number of transactions processed offset by several cost savings initiatives and a shift in vertical payment type and a shift in payment method.  In addition, we received a benefit of $0.5 million in one-time cost savings initiatives.  Other direct costs increased $0.6 million, or 13.5%, over the same period last year, primarily attributable to the acquisition of ChoicePay, offset by the consolidation of our San Ramon, California and Auburn, Alabama operations.

During fiscal 2010, we expect to see continued increases in our EPS direct costs, in tandem with revenue growth, as we strive to enhance this business and as more clients move toward electronic payment solutions options.

Wind-down Direct Costs:  During the fiscal year ended September 30, 2009, our Wind-down direct costs decreased $1.8 million, or 45.2%, from the same periods last year.  This decrease was primarily attributable to a decrease in labor and labor-related expenses, including consultants and subcontractors, of $1.1 million, a decrease in product and material costs of $0.6 million, attributable to the completion of projects and $0.1 million of travel and travel related expenditures.

As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during fiscal 2010.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services.  Our information systems expenses include costs to consolidate and enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during fiscal years 2009 and 2008:

	Year ended September 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
General and administrative
EPS	$24,509	$26,932	$(2,423)	(9.0)%
Wind-down	1,020	1,088	(68)	(6.3)%
Total	$25,529	$28,020	$(2,491)	(8.9)%

EPS General and Administrative:  During the fiscal year ended September 30, 2009, EPS incurred $24.5 million of general and administrative expenses, a $2.4 million, or 9.0%, decrease over fiscal year ended September 30, 2008.  The most significant cost savings during fiscal 2009 were a reduction in outside consulting services of $2.0 million, primarily attributable to the completion in late fiscal 2008 of our strategic initiative reviews and our efforts during fiscal 2009 to reduce our dependency on outside consultants and subcontractors.  We also had a reduction of $1.0 million in legal expenses, attributable to reduced legal costs associated with our divestiture process, which were primarily incurred during fiscal 2008, as well as reduced legal expenses associated with an investigation being conducted by the Securities and Exchange Commission during fiscal 2009 as compared to fiscal 2008, offset by additional costs incurred during fiscal 2009 relating to our proxy and annual shareholders’ meeting.  Our other tax expense decreased $0.4 million year-over-year.  We also had a $0.3 million reduction in executive search fees.

Overall, our labor and labor-related expenses decreased $0.3 million during fiscal 2009.  Reductions in workforce as a result of our strategic initiatives (despite added staff through our ChoicePay acquisition) contributing $0.8 million to the overall decrease.  Our reduction in share-based payment expense attributable to one-time expense recognized in fiscal 2008 contributed $0.6 million to the overall decrease.  We also recognized $0.1 million less severance cost during fiscal 2009.  Offsetting these decreases is an increase in expense of $1.2 million attributable to the performance stock unit plan introduced during fiscal 2009.

Offsetting these decreases are: a $0.5 million increase in restructuring costs associated with reducing our facility needs as a result of our consolidation efforts; a $0.4 million increase in office expense attributable to hardware and software maintenance and repairs associated with our IT services as well as the acquisition of

ChoicePay; a $0.2 million increase in travel and travel-related expenses associated with the acquisition of ChoicePay and our platform consolidation initiative; and $0.2 million increase in business and licensing fees.  In addition, during fiscal 2008 we recognized a $0.2 million benefit of the reversal of a legal reserve relating to a previously conducted Department of Justice investigation that concluded in January 2008.  The remaining $0.1 million increase is attributable to miscellaneous administrative expenses.

During fiscal 2010, we expect to see decreases in general and administrative support expense, primarily through further reductions in our labor-force and outside services, as we continue to recognize the benefits of our strategic cost saving initiatives and continue to consolidate and streamline our EPS operations.

Wind-down General and Administrative:  During the fiscal year ended September 30, 2009, our Wind-down operations general and administrative expenses decreased $68,000 or 6.3% over the fiscal year ended September 30, 2008.  These decreases are primarily attributable to the shift in resources from our Wind-down operations to our EPS operations, which has resulted in decreases in labor and labor-related expenses, including outside consultants.  Offsetting these decreases was an increase in bad debt expense, which was a result of the benefit of bad debt collections during fiscal 2008.

During fiscal 2010, we expect to see general and administrative support expenses for our Wind-down operations fluctuate minimally as we continue to fully support these operations.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during fiscal years 2009 and 2008:

	Year ended September 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Selling and marketing
EPS	$6,697	$8,486	$(1,789)	(21.1)%
Wind-down	11	191	(180)	(94.2)%
Total	$6,708	$8,677	$(1,969)	(22.7)%

EPS Selling and Marketing:  During the fiscal year ended September 30, 2009, EPS incurred $6.7 million of selling and marketing expenses, a $1.8 million, or 21.1%, decrease over the same period last year.  Decreases in labor and labor-related expenses resulting from staff reductions, lower commissionable revenue activities and modifications to historical commission plans resulted in net savings of $1.5 million.  This decrease was partially offset by severance expense of $0.3 million associated with the departure of a sales department executive.  A reduction in travel and travel-related costs contributed $0.3 million to the year over year decrease and a reduction in advertising and partnership-related costs contributed $0.3 million to the overall decrease, primarily attributable to a more targeted advertising effort.  Furthermore, we had a $0.2 million reduction in outside services as a result of our actions to reduce our past dependency on outside consultants and subcontractors.  Partially offsetting these decreases is $0.2 million in other miscellaneous costs.

During fiscal 2010, we expect to see modest increases in EPS selling and marketing expenses as we continue to build our sales and marketing staff and expand our strategic partnership initiatives.

Wind-down Selling and Marketing: During fiscal year ended September 30, 2009, our Wind-down selling and marketing expenses decreased $0.2 million, or 94.2%, over the fiscal year ended September 30, 2008.  These variances are attributable to our strategic decision to focus on our EPS operations, toward which all selling and marketing efforts have been directed.  We expect to incur minimal selling and marketing expenses relating to Wind-down operations during fiscal 2010.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table provides a year-over-year comparison of depreciation and amortization costs incurred by our Continuing Operations during fiscal years 2009 and 2008:

	Year ended September 30,		Variance
(in thousands, except percentages)	2009	2008	$	%
Depreciation and amortization
EPS	$4,885	$3,900	$985	25.3%
Wind-down	1,684	1,428	256	17.9%
Total	$6,569	$5,328	$1,241	23.3%

Depreciation and amortization relating to our EPS operations increased $1.0 million, or 25.3%, for the fiscal year ended September 30, 2009 over the fiscal year ended September 30, 2008, primarily due to the acquisition of ChoicePay assets during January 2009.  We incurred an additional $0.3 million, or 17.9%, in amortization expense during fiscal year ended September 30, 2009 over fiscal year ended September 30, 2008 for our Wind-down operations as a result of the decision at the end of fiscal 2008 to decrease the remaining useful life of certain intangible assets from four to two years.

Other Income/(Loss) (Continuing Operations)

Gain/(loss) on investment: During fiscal year ended September 30, 2009, we recognized a $31,000 loss related to the decrease in fair value of our auction rate securities.  During fiscal year ended September 30, 2008, these securities were classified as available-for-sale, and therefore any gain or loss was unrealized and recorded within Accumulated other comprehensive loss on our Consolidated Balance Sheets.

Interest income, net:  Interest income during fiscal year ended September 30, 2009 decreased $2.0 million compared to fiscal year ended September 30, 2008, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many municipal bond debt securities as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $40,000 the fiscal year ended September 30, 2009, a $47,000 decreased from September 30, 2008.  The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the fiscal years ended September 30, 2009 and 2008 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At September 30, 2009, we had $98.9 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2029, and $82.1 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2024.

DISCONTINUED OPERATIONS

Our Discontinued Operations consists of portions of our former GBPO and PSSI businesses which we have divested and no longer operate.  During years ended September 30, 2009 and 2008, net loss from Discontinued Operations was $6.0 million and $15.4 million, respectively.

RESULTS OF OPERATIONS—FISCAL YEARS 2008 AND 2007

The following table provides an overview of our results of operations for the fiscal years ended September 30, 2008 and 2007:

	Year ended		Variance
	September 30,		2008 vs. 2007
(in thousands, except percentages)	2008	2007	$	%
Revenues	$122,571	$108,306	$14,265	13.2%
Costs and expenses:
Direct costs	95,234	82,668	12,566	15.2%
General and administrative	28,020	26,372	1,648	6.3%
Selling and marketing	8,677	7,950	727	9.1%
Depreciation and amortization	5,328	4,573	755	16.5%
Impairment	—	9,161	(9,161)	(100.0)%
Total costs and expenses	137,259	130,724	6,535	5.0%
Loss from continuing operations before other income and income taxes	(14,688)	(22,418)	7,730	34.5%
Other income	2,731	4,094	(1,363)	(33.3)%
(Loss) income from continuing operations before income taxes	(11,957)	(18,324)	6,367	34.8%
Income tax provision	87	76	11	14.5%
Loss from continuing operations	(12,044)	(18,400)	6,356	34.5%
Loss from discontinued operations, net	(15,401)	15,366	(30,767)	*
Net loss	$(27,445)	$(3,034)	$(24,411)	*
*Not meaningful

COMPARISON—FISCAL YEAR 2008 TO 2007

CONTINUING OPERATIONS

Revenues (Continuing Operations)

The following table provides a year-over-year comparison of changes in revenue generated by our Continuing Operations during fiscal years 2008 and 2007.

	Year ended September 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Revenues
EPS	$116,641	$99,048	$17,593	17.8%
Wind-down	5,930	9,258	(3,328)	(36.0)%
Total	$122,571	$108,306	$14,265	13.2%

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

EPS Revenues:  EPS generated $116.4 million of revenue during fiscal 2008, a $17.6 million, or 17.8%, increase over fiscal 2007.  In fiscal 2008, we processed 27.6% more transactions than we processed in fiscal 2007, representing 24.3% more total dollars.  Transaction growth rates during fiscal 2008 ranged from 4.3% to 73.3% for all payment verticals, except a portion of our Other vertical, which incurred an 8.5% decrease, primarily due to the cancellation of one K-12 meal pay contract.  Our Property Tax vertical grew 73.3% from fiscal 2007 to fiscal 2008, while our Federal vertical grew 4.3%.

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

Direct Costs (Continuing Operations)

The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal years 2008 and 2007:

	Year ended September 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Direct costs
EPS	$91,290	$76,388	$14,902	19.5%
Wind-down	3,944	6,280	(2,336)	(37.2)%
Total	$95,234	$82,668	$12,566	15.2%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Consistent with the year-over-year growth in our EPS revenues, EPS’s direct costs rose $14.9 million, or 19.5%, in fiscal 2008.  These increases directly reflect discount fees charged to us to process the previously described increase in the number and volume of electronic payments processed for our electronic payment solutions clients.

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

General and Administrative (Continuing Operations)

The following table provides a year-over-year comparison of general and administrative costs incurred by our Continuing Operations during fiscal years 2008 and 2007:

	Year ended September 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
General and administrative
EPS	$26,932	$23,088	$3,844	16.7%
Wind-down	1,088	3,284	(2,196)	(66.9)%
Total	$28,020	$26,372	$1,648	6.3%

EPS General and Administrative:  During fiscal 2008, EPS incurred $26.9 million of general and administrative expenses, a $3.8 million, or 16.7%, increase over fiscal 2007. These increases are attributable primarily to a $1.2 million increase for labor and labor-related expenses.  Contributing to the overall increase in labor and labor related expenses is:  $1.8 million as a result of a realignment of resources from Discontinued Operations, the shift of staff from our Wind-down VSA operations to our EPS operations; a $0.5 million increase in additional share-based payment expenses, primarily attributable to the acceleration of vesting of certain options for our Board of Directors; and $0.3 million of additional severance expense.

Offsetting these increases is a decrease of: $1.0 million in workforce reduction and $0.4 million in bonus expense.

We also incurred a $1.6 million increase for consulting services and recruiting services attributable to our executive placement searches and services to support our general and administrative functions, as well as to support our strategic growth initiatives.  Our legal fees increased $0.2 million consisting of $0.5 million in legal fees associated with applying for money transmitter licenses offset by a $0.3 million reversal of a legal reserve related to an investigation previously conducted by the US Department of Justice, which was dismissed in February 2008.  The remaining increase in expense year over year is attributable to: a $0.3 million increase in bad debt expense; $0.3 million increase in miscellaneous office and travel expenses; and a $0.2 million increase in tax expense.

Wind-down General and Administrative:  During fiscal 2008, our Wind-down operations incurred $1.1 million of general and administrative expenses, a $2.2 million, or 66.9%, decrease over fiscal 2007.  During fiscal 2007 we recorded a contract settlement for one of our Pension projects, which contributed $1.3 million to the decline in expenses in fiscal 2008.  Labor and labor-related expenses contributed $1.0 million to the overall decline, primarily as a result of the shift of resources from our VSA operations to EPS operations to support our strategic growth initiatives.  Miscellaneous office and business-related expenses decreased $0.1 million, while bad debt expense increased $0.2 million during the current fiscal year.

Selling and Marketing (Continuing Operations)

The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during fiscal years 2008 and 2007.

	Year ended September 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Selling and marketing
EPS	$8,486	$6,859	$1,627	23.7%
Wind-down	191	1,091	(900)	(82.5)%
Total	$8,677	$7,950	$727	9.1%

EPS Selling and Marketing: During fiscal 2008, EPS incurred $8.5 million of selling and marketing expenses, a $1.6 million, or 23.7%, increase over fiscal 2007.  Of the overall increase, $2.5 million is attributable to an increase in labor and labor-related expenses, primarily due to an increase in marketing efforts as a result of our strategic initiative to grow our EPS operations.  Offsetting this increase are: a $0.3 million decrease in advertising expenses; a $0.3 million decrease in miscellaneous office and consulting services; a $0.2 million decrease in strategic partnership costs; and a $0.1 million decrease in travel and travel-related expenses.

Wind-down Selling and Marketing:  During fiscal 2008, our Wind-down operations incurred $0.2 million in selling and marketing expenses, a $0.9 million, or 82.5%, decrease over the same period last year.  The decrease is primarily due to the absence of labor and labor-related expenses as a result of the shift in marketing efforts to our EPS strategic initiatives.

Depreciation and Amortization (Continuing Operations)

	Year ended September 30,		Variance
(in thousands, except percentages)	2008	2007	$	%
Depreciation and amortization
EPS	$3,900	$3,810	$90	2.4%
Wind-down	1,428	763	665	87.2%
Total	$5,328	$4,573	$755	16.5%

During the fourth quarter of fiscal 2007 we reclassified our VSA operation from held-for-sale to Wind-down and subsequently resumed depreciating and amortizing its assets.  As a result, our depreciation and amortization expense increased $0.7 million in fiscal 2008 over the same period last year.

Other Income (Continuing Operations)

Interest income, net:  Interest income earned during fiscal 2008 decreased $0.6 million, or 17.2%, from interest income earned during fiscal 2007, to $2.7 million.  The decrease in interest rates earned on our investments, consistent with interest rate changes in the marketplace, is the primary cause of the decline.

Income Tax Provision (Continuing Operations)

We reported income tax provisions of $87,000 for fiscal 2008, compared with $76,000 reported for fiscal 2007.  The provision for income taxes represents federal and state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

DISCONTINUED OPERATIONS

During fiscal year ended September 30, 2008, net loss from Discontinued Operations of our former GBPO and PSSI businesses was $15.4 million.  During fiscal year ended September 30, 2007, net income from Discontinued Operations was $15.4 million.  The $30.8 million decrease is due to: $24.2 million decrease in revenues and $17.4 million decrease in direct, general and administrative, selling and marketing and depreciation and amortization expenses, offset by $15.0 million increase in impairment expense during fiscal 2008, all as a result of our decision during fiscal 2007 to divest certain businesses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 we had $57.6 million in cash, cash equivalents and marketable securities compared with $79.0 million at September 30, 2008.  The decrease of $21.4 million is primarily due to the purchase of ChoicePay in February 2009 and the repurchase of our common stock.  In January 2009, we announced a stock repurchase program, which authorizes the repurchase of up to $15.0 million of our common stock, and in August 2009, our Board increased the size of the repurchase program to $20.0 million.  In addition, as of September 30, 2009 we had restricted cash of $7.4 million, of which $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients and $1.4 million is used to collateralize outstanding letters of credit, which are scheduled to come due during fiscal year 2010.  We currently have an Amended and Restated Credit and Security Agreement, as amended, with our lender, under which we may obtain up to $7.5 million of letters of credit.  This agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  The $1.4 million of letters of credit outstanding were issued to secure performance bonds and a property lease.

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

Net Cash from Continuing Operations—Operating Activities.  During the fiscal year ended September 30, 2009, our operating activities from Continuing Operations provided $2.0 million of cash.  This reflects a net loss of $5.5 million from Continuing Operations and $9.6 million of non-cash items.  During fiscal 2009, $5.4 million of cash was generated by an increase in accounts payable and accrued liabilities, primarily associated with settlements payable as a result of the ChoicePay acquisition.  An increase in accounts receivable, associated with the settlements payable, used $6.5 million of cash.  A decrease in deferred income used $0.9 million of cash.  An increase in prepaid expenses and other assets used $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash used in our investing activities from Continuing Operations for the fiscal year ended September 30, 2009 was $10.9 million, including $38.5 million of cash used to purchase available-for-sale securities, offset by $36.4 million of cash provided by maturities and sales of available-for-sale securities.  During fiscal 2009, $6.9 million of cash was used to purchase substantially all of the assets of ChoicePay and $3.9 million of cash was used to purchase equipment and software and fund internal development of software primarily associated with our EPS business.  The proceeds from the sale of our Discontinued Operations provided $1.3 million of cash.  In addition, the release and maturity of restricted investments provided $0.5 million of cash, and $0.1 million was provided by the sale of trading securities.  The collection of a note receivable associated with the divestiture of our Financial Management Systems operations provided $0.1 million of cash.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from Continuing Operations for the fiscal year ended September 30, 2009 was $11.1 million.  The purchase of company stock used $11.6 million of cash, offset by $0.4 million provided by the issuance of stock.  Capital lease obligations used $21,000 of cash.

Net Cash from Discontinued Operations—Operating Activities.  During the fiscal year ended September 30, 2009, our operating activities from Discontinued Operations used $5.2 million of cash.  This reflects a net loss of $6.0 million and $3.9 million of non-cash items, of which $2.6 million related to the write-down of held-for-sale assets, $1.5 million related to a loss recognized on the sale and disposal of our discontinued operations, offset by $0.2 million related to a reduction in bad debt expense.  In addition, the net effect of changes in discontinued assets and liabilities used $3.1 million of cash.

Net Cash from Discontinued Operations—Investing Activities.  Net cash used in our investing activities from Discontinued Operations for the fiscal year ended September 30, 2009 was $0.4 million, primarily used to fund internal development of software.

In Note 3—Investments of our Consolidated Financial Statements we disclosed that at September 30, 2009, our investment portfolio included $31.2 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  If the banking system or the financial markets continue to deteriorate or remain volatile, we may be unable to liquidate these investments in a timely manner at par value.  To minimize the liquidity risks associated with these investments, we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest beginning in June 2010.  Our investment manager has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer on July 2, 2012.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP.  Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  We believe that of our significant policies, the following are the most noteworthy because they are based upon estimates and assumptions that require complex subjective judgments by management, which can have a material effect on our reported results.  Changes in these estimates or assumptions could materially impact our financial condition and results of operations.  Actual results could differ materially from management’s estimates.

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  We derive revenues primarily from transaction and payment processing, systems design and integration, and maintenance and support services.  We recognize revenues in accordance with accounting principles generally accepted in the United States, which, in some cases, require us to estimate costs and project status.  Our EPS operations primarily recognize revenues using a transaction-based method as described below.

The methods that we use to recognize revenues are described below:

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

Goodwill and Other Intangible Assets. We review goodwill and purchased intangible assets with indefinite lives for impairment annually at the reporting unit level and whenever events or changes indicate that the carrying value of an asset may not be recoverable.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Investments. We review our investments quarterly to identify other-than-temporary impairments in accordance with US GAAP.  This determination requires us to use significant judgment in evaluating a number of factors, including: the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology and operational and financing cash flow; and our intent and ability to hold the investment.  When investments exhibit unfavorable attributes in these and other areas, we conduct additional analyses to determine whether the fair value of the investment is other-than-temporarily impaired.

Fair-value Measurements. In accordance with US GAAP, we record our financial assets including: cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities at cost, which approximates fair value due to their short-term nature.  Investments in marketable securities are recorded at their estimated fair value.  Factors considered in determining their fair value were: current and projected interest rates, quality of the underlying collateral, credit ratings of the issuer, percentage participation in the Federal Family Education Loan Program and a factor for illiquidity.

Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty.  US GAAP requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate a number of factors, including the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially impact our financial position and our results of operations.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  US GAAP states we may recognize a tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on technical merits.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

Discontinued Operations. We must use our judgment to determine whether particular operations are considered a component of the entity and when the operations should no longer be classified as continuing operations.

Share-Based Compensation. US GAAP requires public companies to expense employee share-based payments (including options, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

RECENT ACCOUNTING STANDARDS

FASB ASC 810.  In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification, or ASC, 810, or FASB ASC 810, which requires companies to measure noncontrolling interests in subsidiaries at fair value and to classify them as a separate component of equity.  FASB ASC 810 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We will adopt FASB ASC 810 beginning October 1, 2009.  We do not believe that the adoption of FASB ASC 810 will have a material effect on our financial position or results of operations.

FASB ASC 805.  In December 2007, FASB issued FASB ASC 805, which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  FASB ASC 805 will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  FASB ASC 805 is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We will adopt FASB ASC 805 beginning October 1, 2009.  We are currently evaluating the effect the adoption of FASB ASC 805 will have on our financial position and results of operations.

FASB ASC 350-30-35-1.  In April 2008, FASB issued FASB ASC 350-30-35-1.  This ASC amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-30-35-1 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We will adopt FASB ASC 350-30-35-1 beginning on October 1, 2009.  We are currently evaluating the impact this ASC will have on our financial position and results of operations.

FASB ASC 820.  In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

•
FASB ASC 820 (transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FASB ASC 320— which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We have adopted the new staff positions as of June 30, 2009.  These new staff positions did not have a material impact on our financial position and results of operations.

FASB ASC 860.  In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on October 1, 2010.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as those are defined under the SEC rules.

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

EMPLOYMENT AGREEMENTS

As of September 30, 2009, we had employment and change of control agreements with five executives and one other key manager.  If certain termination or change of control events were to occur under the six contracts as of September 30, 2009, we could be required to pay up to $5.7 million.

CONTRACTUAL OBLIGATIONS

We have contractual obligations to make future payments on lease agreements, none of which have remaining terms that extend beyond five years.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time.  The most significant purchase obligation is for contracts with our subcontractors.  The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2009.  All of our contractual obligations expire by 2013.

		Payments due by period
(in thousands)	Total	2010	2011-2013
Capital lease obligations (equipment) (1)	$115	$37	$78

Operating lease obligations:
Facilities leases	1,242	1,242	—
Equipment leases	8	5	3

Purchase obligations:
Subcontractor	310	310	—
Purchase order	143	143	—
Total contractual obligations	$1,818	$1,737	$81
(1) Includes interest payments of $2.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities, including certificates of deposit, money market funds and government and non-government debt securities.  These available-for-sale securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percentage points from levels at September 30, 2009 the fair value of the portfolio would decline by approximately $17,000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tier Technologies, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2009.  Our audits also included the financial statement schedule of Tier Technologies, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 9, 2009, expressed an unqualified opinion on the effectiveness of Tier Technologies, Inc. and subsidiaries internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Vienna, VA
November 9, 2009

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)	September 30, 2009	September 30, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$21,969	$47,735
Investments in marketable securities	4,499	2,415
Restricted investments	1,361	—
Accounts receivable, net	4,790	4,209
Settlements receivable, net	6,272	—
Unbilled receivables	—	532
Prepaid expenses and other current assets	2,239	1,331
Current assets—held-for-sale	—	11,704
Total current assets	41,130	67,926

Property, equipment and software, net	7,990	4,479
Goodwill	17,329	14,526
Other intangible assets, net	12,038	13,455
Investments in marketable securities	31,169	28,821
Restricted investments	6,000	7,861
Other assets	571	283
Total assets	$116,227	$137,351

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$84	$918
Settlements payable	9,591	—
Accrued compensation liabilities	3,213	4,289
Accrued discount fees	5,343	5,243
Other accrued liabilities	3,425	4,667
Deferred income	861	1,790
Current liabilities—held-for-sale	—	9,061
Total current liabilities	22,517	25,968
Other liabilities	1,121	136
Total liabilities	23,638	26,104

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,687 and 20,619; shares outstanding: 18,238 and 19,735	192,030	190,099
Treasury stock—at cost, 2,449 and 884 shares	(20,271)	(8,684)
Accumulated other comprehensive loss	—	(2,504)
Accumulated deficit	(79,170)	(67,664)
Total shareholders’ equity	92,589	111,247
Total liabilities and shareholders’ equity	$116,227	$137,351
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2009	2008	2007

Revenues	$128,246	$122,571	$108,306

Costs and expenses:
Direct costs	95,594	95,234	82,668
General and administrative	25,529	28,020	26,372
Selling and marketing	6,708	8,677	7,950
Depreciation and amortization	6,569	5,328	4,573
Write-down of goodwill and intangible assets	—	—	9,161
Total costs and expenses	134,400	137,259	130,724

Loss from continuing operations before other income and income taxes	(6,154)	(14,688)	(22,418)

Other income:
Income from investments:
Equity in net income of unconsolidated affiliate	—	—	475
Realized foreign currency gain	—	—	239
Gain on sale of unconsolidated affiliate	—	—	80

Interest income, net	754	2,731	3,300
Loss on investment	(31)	—	—
Total other income	723	2,731	4,094

Loss from continuing operations before income taxes	(5,431)	(11,957)	(18,324)
Income tax provision	40	87	76

Loss from continuing operations	(5,471)	(12,044)	(18,400)
(Loss) income from discontinued operations, net	(6,035)	(15,401)	15,366

Net loss	$(11,506)	$(27,445)	$(3,034)

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.28)	$(0.61)	$(0.94)
From discontinued operations	$(0.31)	$(0.79)	$0.78
Loss per share—Basic and diluted	$(0.59)	$(1.40)	$(0.16)

Weighted average common shares used in computing:
Basic and diluted loss per share	19,438	19,616	19,512
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in-	Treasury Stock		Notes receivable from related	Accumulated other comprehensive	Accumulated	Total shareholders'
(in thousands)	Shares	Amount	capital	Shares	Amount	parties	(loss) income	deficit	equity
Balance at September 30, 2006	20,383	$204	$184,183	(884)	$(8,684)	$(4,275)	$(33)	$(37,185)	$134,210
Net loss	—	—	—	—	—	—	—	(3,034)	(3,034)
Exercise of stock options	42	—	213	—	—	—	—	—	213
Payment on notes and interest receivable from related parties	—	—	126	—	—	4,275	—	—	4,401
Share-based payment	—	—	1,691	—	—	—	—	—	1,691
Unrealized gain on investments	—	—	—	—	—	—	2	—	2
Impact of realized foreign currency gains	—	—	—	—	—	—	(239)	—	(239)
Foreign currency translation adjustment	—	—	—	—	—	—	270	—	270
Balance at September 30, 2007	20,425	204	186,213	(884)	(8,684)	—	—	(40,219)	137,514
Net loss	—	—	—	—	—	—	—	(27,445)	(27,445)
Exercise of stock options	194	2	1,281	—	—	—	—	—	1,283
Share-based payment	—	—	2,399	—	—	—	—	—	2,399
Unrealized loss on investments	—	—	—	—	—	—	(2,504)	—	(2,504)
Balance at September 30, 2008	20,619	206	189,893	(884)	(8,684)	—	(2,504)	(67,664)	111,247
Net loss	—	—	—	—	—	—	—	(11,506)	(11,506)
Exercise of stock options	68	1	421	—	—	—	—	—	422
Share-based payment	—	—	1,509	—	—	—	—	—	1,509
Repurchase of common stock	—	—	—	(1,565)	(11,587)	—	—	—	(11,587)
Impact of realized losses transferred from Accumulated Other Comprehensive Income and included in net loss	—	—	—	—	—	—	2,504	—	2,504
Balance at September 30, 2009	20,687	$207	$191,823	(2,449)	$(20,271)	$—	$—	$(79,170)	$92,589

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
(in thousands)	2009	2008	2007
Net loss	$(11,506)	$(27,445)	$(3,034)
Other comprehensive (loss) income, net of taxes:

Investments in marketable securities:
Unrealized (loss) gain	—	(2,504)	2
Impact of realized loss transferred from Accumulated Other Comprehensive Income and included in net loss	2,504	—	—

Foreign currency translation:
Foreign currency translation adjustment	—	—	270
Less impact of realized gains (transferred from accumulated other comprehensive income and included in net loss)	—	—	(239)
Other comprehensive income (loss)	2,504	(2,504)	33
Comprehensive loss	$(9,002)	$(29,949)	$(3,001)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,506)	$(27,445)	$(3,034)
Less: (Loss) income from discontinued operations, net	(6,035)	(15,401)	15,366
Loss from continuing operations, net	(5,471)	(12,044)	(18,400)
Non-cash items included in net loss from continuing operations:
Depreciation and amortization	6,642	5,497	4,744
Provision for doubtful accounts	417	239	(42)
Accrued forward loss on contracts	(28)	(12)	25
Equity in net income of unconsolidated affiliate	—	—	(475)
Gain on sale of unconsolidated affiliate	—	—	(80)
Foreign currency translation gain realized on sale of unconsolidated affiliate	—	—	(239)
Settlement of pension contract	—	—	1,254
Share-based compensation	2,522	2,224	1,514
Write-down of goodwill and intangible assets	—	—	9,192
Loss on trading investments	31	—	—
Other	9	465	8
Net effect of changes in assets and liabilities:
Accounts receivable and unbilled receivables	(6,510)	473	(1,413)
Prepaid expenses and other assets	(89)	261	3,050
Accounts payable and accrued liabilities	5,399	311	(142)
Income taxes receivable	1	19	3
Deferred income	(929)	(859)	129
Cash provided by (used in) operating activities from continuing operations	1,994	(3,426)	(872)
Cash (used in) provided by operating activities from discontinued operations	(5,187)	3,955	14,645
Cash (used in) provided by operating activities	(3,193)	529	13,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(38,455)	(7,325)	(21,012)
Sales and maturities of available-for-sale securities	36,371	33,815	3,550
Sales of trading securities	125	—	—
Purchases of restricted investments	—	—	(22,611)
Sales and maturities of restricted investments	500	1,250	20,098
Purchase of equipment and software	(3,889)	(1,951)	(931)
Repayment of notes and accrued interest from related parties	—	—	4,401
ChoicePay asset purchase net of cash acquired	(6,927)	—	—
Proceeds from sale of discontinued operations and equity investment	1,255	8,735	4,784
Collection of note receivable	71	—	—
Other investing activities	—	—	(164)
Cash (used in) provided by investing activities for continuing operations	(10,949)	34,524	(11,885)
Cash used in investing activities for discontinued operations	(437)	(5,057)	(4,010)
Cash (used in) provided by investing activities	(11,386)	29,467	(15,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	421	1,283	213
Purchase of company stock	(11,587)	—	—
Capital lease obligations and other financing arrangements	(21)	(56)	(26)
Cash (used in) provided by financing activities from continuing operations	(11,187)	1,227	187
Cash used in financing activities for discontinued operations	—	(4)	(6)
Cash (used in) provided by financing activities	(11,187)	1,223	181
Effect of exchange rate changes on cash	—	—	(11)
Net (decrease) increase in cash and cash equivalents	(25,766)	31,219	(1,952)
Cash and cash equivalents at beginning of period	47,735	16,516	18,468
Cash and cash equivalents at end of period	$21,969	$47,735	$16,516

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended September 30,
(in thousands)	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14	$11	$13
Income taxes paid, net	$38	$24	$128
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on shareholder notes	$—	$—	$126
Equipment acquired under capital lease obligations and other financing arrangements	$116	$28	$26
Investments released from restriction	$—	$2,415	$3,414
Fair value of ARS Rights	$3,289	$—	$—
Receivables from third parties	$950	$—	$—
Transfer from available-for-sale to trading securities, at par value	$31,325	$—	$—
Decrease in fair value of trading securities	$816	$—	$—
Purchase price of ChoicePay acquisition	$7,597	$—	$—
Fair value of identifiable net assets acquired	$4,794	$—	$—
Goodwill arising from ChoicePay acquisition	$2,803	$—	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier, primarily provides Electronic Payment Solutions, or EPS (previously referred to as Electronic Payment Processing, or EPP).  EPS services are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Federal—which includes federal income and business tax payments;

•	State and Local—which includes state and local income tax payments;

•	Property Tax— which covers state and local real property tax;

•	Utility;

•	Education—which consists of services to post-secondary educational institutions; and

•	Other—which includes local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal pay and fee payments, and personal property tax payments.

We also operated in two other business areas which we are winding down.  These are portions of our former Government Business Process Outsourcing, or GBPO, and Packaged Software Systems Integration, or PSSI, operations that we expect to wind down over a four-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we were divesting.  These operations include:

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

For additional information about our EPS and Wind-down Operations, see Note 12—Segment Information.

For additional information about businesses in which we no longer operate, and have divested, see Note 15—Discontinued Operations.

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

Foreign Currencies.  We use the local foreign currency as the functional currency to translate our investment in certain inactive operations and our former investment in CPAS.  The assets and liabilities of the subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date, revenues and expenses are translated using the average exchange rate for the period and gains and losses from this translation process are included in Accumulated other comprehensive loss in the shareholders’ equity section of our Consolidated Balance Sheets.

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

Continuing Operations

Our EPS operations offer payment solutions services to our clients, which allow them to offer their constituents (individuals or businesses) the ability to pay certain financial obligations with their credit or debit cards, electronic check, cash or money order, depending on the terms of the contract.  Our revenue is generated in the form of the convenience fee we are permitted to charge for the electronic payment solutions service provided.  Depending on the agreement with the client, the convenience fee can be a fixed fee or a percentage of the payment processed.  In more than 90% of our arrangements, this fee is charged directly to the constituent and is added to their payment obligation at the point the payment is processed.  Our clients pay the remainder of the convenience fees we receive.  We recognize the revenue in the month in which the service is provided.

We use the percentage-of-completion method to recognize revenue associated with our Pension wind-down operations, which substantially completed in September 2009.  This method of revenue recognition is discussed in more detail in the following Discontinued Operations section.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.  In addition, our OPC subsidiary records a sales return allowance, calculated monthly as a percentage of gross revenues on the applicable contracts, to establish an allowance for the reversal of convenience fees.  From October 2008 to June 2009, this rate was 0.35% and was increased to 0.40% in July 2009.  Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal.  Additions to the provision for bad debts are included in General and administrative on our Consolidated Statements of Operations, while the provision for sales return allowance is included as a reduction against Revenues.  The balance of our allowance for doubtful accounts for Continuing Operations was $0.4 million at September 30, 2009 and $0.3 million at September 30, 2008.

Settlements receivable, net.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.

Fair Value of Financial Instruments.  The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Investments in Marketable Securities.  Investments in marketable securities are composed of available-for-sale securities and trading securities.  Restricted investments pledged in connection with performance bonds and real estate operating leases are reported as Restricted investments on the Consolidated Balance

Sheets.  Unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents are classified on the Consolidated Balance Sheets as Investments in marketable securities.  Our investments are categorized as available-for-sale and trading securities and recorded at estimated fair value, based on quoted market prices, or financial models if quoted market prices are unavailable.  Increases and decreases in fair value are recorded as unrealized gains and losses in Other comprehensive income for available-for-sale securities, and are recorded in the Consolidated Statements of Operations as Loss in investments for trading securities.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statements of Operations as a Loss on investment.  Interest earned is included in Interest income, net.

Our securities are municipal bonds collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a "Dutch Auction."  Beginning in February 2008 we began to experience unsuccessful auctions resulting from the uncertainty and turmoil of the credit markets, particularly with the concerns about mortgage-backed securities.  Due to the lack of liquidity in the market, during fiscal 2008 we began classifying our investments in marketable securities as long-term.

In November 2008, we entered into an agreement with our investment manager, UBS AG, or UBS, which entitles us to sell our Auction Rate Securities, or ARS, to UBS for a price equal to the par value plus accrued but unpaid interest over a given period of time.  For complete details on this agreement, please see Note 3—Investments.  We value this agreement in accordance with US GAAP at the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  Consistent with this accounting treatment, we record unrealized gains and losses in Loss on investment in our Consolidated Statements of Operations.

Prior to entering into the agreement with UBS, we recorded our ARS as investments available-for-sale.  We recorded unrealized gains and losses on our available-for-sale debt securities in Accumulated other comprehensive loss in the shareholders’ equity section of our Consolidated Balance Sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.  In connection with entry into the UBS agreement in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with US GAAP.  The transfer to trading securities reflects management’s intent to exercise our rights related to our ARS under our agreement with UBS, or ARS Rights, during the period June 30, 2010 through July 2, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  We record gains or losses on trading securities in Loss on investment in our Consolidated Statements of Operations.

Advertising Expense.  We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place.  We incurred $0.4 million during fiscal 2009, $0.5 million during fiscal 2008, and $0.7 million during fiscal 2007 of net advertising expenses from Continuing Operations.

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

We expense the cost of software that we expect to sell, lease or market as research and development costs, prior to the time that technical feasibility is established.  Once technical feasibility is established, we capitalize software development costs until the date that the software is available for sale.  Similarly, we expense the costs incurred for software that we expect to use internally until the preliminary project stage has been completed.  Subsequently, we capitalize direct service and material costs, as well as direct payroll and payroll-related costs and interest costs incurred during development.  We amortize capitalized software costs at the greater of (a) the ratio of current revenues to total projected revenues or (b) the straight-line method over the estimated remaining economic life of the software.  During fiscal year 2009 we recognized

 $2.6 million in impairment expense related to internally-developed software related to our discontinued operations.

Goodwill.  Goodwill is typically tested for impairment on an annual basis at the end of each fiscal year and between annual tests if indicators of potential impairment exist, using a fair-value based approach.  Subsequent to the decision during fiscal 2007 to divest certain portions of our operations through September 30, 2008, we have tested our goodwill for impairment on a quarterly basis.  Impairment for the operations classified as held-for-sale is recorded in Discontinued Operations and impairment for all other operations, including Wind-down Operations is recorded in Continuing Operations.  During fiscal 2008 we recorded goodwill impairment and sale-related write downs of $8.8 million for Discontinued Operations.  During fiscal 2007 we recorded goodwill impairment of $8.5 million for Continuing Operations and $2.5 million for Discontinued Operations.

Intangible Assets.  We amortize intangible assets with finite lives over their estimated benefit period, ranging from five to 16 years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  No impairment existed during fiscal 2009.

Held-For-Sale Assets and Liabilities. Held-for-sale assets and liabilities are presented on our Consolidated Balance Sheet at the lower of their carrying value or fair value less costs to sell, once the criteria for held-for-sale status has been met.  In accordance with US GAAP, assets are not depreciated or amortized while they are classified as held-for-sale. At the time the asset group is classified as held-for-sale and during each subsequent reporting period, we also evaluate goodwill for impairment at the segment level, whenever the businesses classified as held-for-sale have been fully integrated into the segment and the acquired goodwill benefits the rest of the reporting unit.  In the event that the asset group being disposed of represents a business that is part of a segment, we allocate goodwill to be included in the carrying amount of the business based on the relative fair values of the business to be disposed of in relation to the remaining businesses in the segment, in accordance with US GAAP.

(Loss) Earnings Per Share.  Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Share-Based Payment.  Share-based compensation cost for an option award is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the award (typically three to five years) using the ratable method.  We also issue restricted stock units and performance stock units.  For restricted stock units issuable in shares, we measure the award at the grant date fair value and recognize the expense over the applicable vesting period of three years.  For the restricted stock units and performance stock units payable in cash, we record expense based on the fair value of the awards on the dates of each valuation, consistent with the recognition of awards classified as liabilities under US GAAP.

Income Taxes.  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid or the differences are reversed.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Accumulated Comprehensive (Loss) Income.  Our accumulated comprehensive (loss) income is composed of net (loss) income, foreign currency translation adjustments and unrealized gains (losses) on marketable investment securities, net of related taxes.

Guarantees.  We record guarantees at the fair value of the guarantee at its inception when a guarantor is required to make payments to the guaranteed party upon failure of the third party to perform under the obligations of the contract.

Accrued Discount Fees.  Our direct costs for our EPS operations primarily consist of credit card interchange fees, in addition to assessments and other costs passed onto us by our processors.  Collectively, these fees and costs are considered to be discount fees.  Discount fees are charged to us as a percentage of the dollar volume we transact, and for expense purposes, are incurred during the month that the related transaction is authorized for payment.  Accrued discount fees represent the total amount of discount fees which have been incurred by us on authorized transactions, but have yet to be remitted by us as of the reporting date.  Discount fees are typically remitted by us in the calendar month which follows the date of transaction authorization.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810.  In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification, or ASC, 810, or FASB ASC 810, which requires companies to measure noncontrolling interests in subsidiaries at fair value and to classify them as a separate component of equity.  FASB ASC 810 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We will adopt FASB ASC 810 beginning October 1, 2009.  We do not believe that the adoption of FASB ASC 810 will have a material effect on our financial position or results of operations.

FASB ASC 805.  In December 2007, FASB issued FASB ASC 805, which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  FASB ASC 805 will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  FASB ASC 805 is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We will adopt FASB ASC 805 beginning October 1, 2009.  We are currently evaluating the effect the adoption of FASB ASC 805 will have on our financial position and results of operations.

FASB ASC 350-30-35-1.  In April 2008, FASB issued FASB ASC 350-30-35-1.  This ASC amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-30-35-1 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We will adopt FASB ASC 350-30-35-1 beginning on October 1, 2009.  We are currently evaluating the impact this ASC will have on our financial position and results of operations.

FASB ASC 820.  In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

•
FASB ASC 820 (transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FASB ASC 320— which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We have adopted the new staff positions as of June 30, 2009.  These new staff positions did not have a material impact on our financial position and results of operations.

FASB ASC 860.  In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on October 1, 2010.

NOTE 3—INVESTMENTS

DEBT AND EQUITY SECURITIES

We own investments in marketable securities designated as available-for-sale or trading securities as defined by US GAAP.  Restricted investments totaling $1.4 million at September 30, 2009, and $1.9 million at September 30, 2008 were pledged in connection with performance bonds and real estate operating leases and will be restricted for the terms of the project performance periods and lease periods, the latest of which is estimated to end in March 2010.  Our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

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

At September 30, 2009 and September 30, 2008, our investment portfolio included $31.2 million and $31.3 million, respectively, par value of municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at prescribed intervals (typically every 28 days), based upon the market demand for the securities on the reset date.  We refer to these securities as auction rate securities, or ARS.  Beginning in February 2008, some of the auctions for these securities were unsuccessful.  Our investments are rated AAA, the issuers are current on all of their payment obligations, and we continue to earn interest on our auction rate security investments at the pre-determined contractual rate.  As a result of the unsuccessful auctions and the uncertainty in the credit market, the estimated fair value of the investments no longer approximates par value.  During the fiscal year ended September 30, 2008, we recorded an unrealized loss of $2.5 million, which is included in Accumulated other comprehensive loss on our Consolidated Balance Sheets, to write down the book value of the investments to fair market value.  We determined fair market value of our investments using a discounted cash flow approach.  During fiscal 2008 we reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheets as a result of the lack of liquidity due to market conditions.

On November 11, 2008, we accepted an offer from our investment manager, UBS AG, or UBS, providing us with rights related to our ARS, or ARS Rights or the Rights.  The ARS Rights (which have features that operate like put options) were covered in a prospectus dated October 7, 2008.  The ARS Rights entitle us to sell our existing ARS to UBS for a price equal to the par value plus accrued but unpaid interest, at any time during the period June 30, 2010 through July 2, 2012.  The ARS Rights also grant to UBS the sole discretion and right to sell or otherwise dispose of our eligible ARS at any time until July 2, 2012, without prior notification, so long as we receive a payment of par value plus any accrued but unpaid interest.  We expect to sell our ARS under the Rights offering.  If the ARS Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue and pay interest as determined by the auction process or the terms of the ARS if the auction process fails.

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

The issuance of a prospectus and the settlements UBS executed with the Securities and Exchange Commission and other state regulatory authorities provide the assurance that our agreement with UBS is legally enforceable.  The terms of the settlement agreement have been communicated to the public and our rights under the settlement are spelled out in the prospectus.

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

US GAAP permits us to measure the ARS Rights, a recognized financial asset, at fair value in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses have been included in earnings and will continue to be included in future periods.  At September 30, 2009 we recorded the fair value of the Rights as $3.3 million with a credit to Loss on investments in our Consolidated Statements of Operations.  We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale.  We recorded unrealized gains and losses on our available-for-sale debt securities in Accumulated other comprehensive loss in the shareholders’ equity section of our Consolidated Balance Sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.  In connection with our acceptance of the UBS offer in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with US GAAP.  The transfer to trading securities reflects management’s intent to exercise our ARS Rights during the period June 30, 2010 through July 2, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  The transfer to trading securities resulted in recognizing a loss of $3.3 million in Loss on investment in our Consolidated Statements of Operations for the year ended September 30, 2009, an increase of $0.8 million compared to the unrealized loss of $2.5 million at September 30, 2008.

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

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current and long-term investments in marketable securities:

	September 30, 2009				September 30, 2008
(in thousands)	Amortized cost	Unrealized loss	Net loss impact	Estimated fair value	Amortized cost	Unrealized loss	Estimated fair value
Investments in marketable securities:
Treasury bills	$4,499	$—	$—	$4,499	$—	$—	$—
Certificates of deposit	—	—	—	—	2,415	—	2,415
Total marketable securities	4,499	—	—	4,499	2,415	—	2,415

Long-term investments in marketable securities:

Trading investments:
Debt securities (State and local bonds)	31,200	—	(3,320)	27,880	—	—	—
Auction rate securities Rights Series	—	—	3,289	3,289	—	—	—
Total trading investments	31,200	—	(31)	31,169	—	—	—

Available-for-sale investments:
Debt securities (State and local bonds)	—	—	—	—	31,325	(2,504)	28,821
Total available-for-sale investments	—	—	—	—	31,325	(2,504)	28,821
Total investments	$35,699	$—	$(31)	$35,668	$33,740	$(2,504)	$31,236

As of September 30, 2009, all of the debt securities that were included in short-term marketable securities had remaining maturities within one year.  As of September 30, 2009, all the debt securities included as trading investments have maturities in excess of ten years.  While all of these trading securities have long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of September 30, 2009.

Fair value measurements as of September 30, 2009

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$816	$—	$—	$816

Investments in marketable securities:
U.S. Treasury bills	4,499	—	—	4,499
Debt securities	—	—	27,880	27,880
Auction Rate Securities Rights	—	—	3,289	3,289

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361
Total	$11,315	$1,361	$31,169	$43,845

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

Changes in fair value measurements of our securities are included in Loss on investment on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2008	$28,821
Change in temporary valuation adjustment included in Accumulated other comprehensive loss	2,504
Sale of debt security	(125)
Loss included in earnings	(3,320)
Recognition of ARS rights	3,289
Balance at September 30, 2009	$31,169

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, whose revenues exceeds 10% of revenues from EPS operations.

The following table shows the revenues specific to our contract with the IRS:

	Year ended September 30,
(in thousands)	2009	2008	2007
Revenue	$24,354	$32,572	$28,138
Percentage of EPS Operations revenue	19.8%	27.8%	28.3%

Accounts receivable, net.  As of September 30, 2009 and 2008, we reported $4.8 million and $4.2 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 30.9% and 32.7% of the balances reported at September 30, 2009 and 2008, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next three years.  Within our Wind-down operations, we have one client whose accounts receivable balance makes up 21.9% of our total receivable balance at September 30, 2009.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  None of our EPS customers have receivables that exceed 10% of our total receivable balance.  As of September 30, 2009 and 2008, Accounts receivable, net included an allowance for uncollectible accounts of $0.3 million, which represents the balance of receivables that we believe are likely to become uncollectible.

Certain of our contracts allow customers to retain a portion of the amounts owed to us until predetermined milestones are achieved or until the project is completed.  At September 30, 2008, Accounts receivable, net included $0.4 million, of retainers that were received during fiscal 2009.

Settlements receivable, net.  As of September 30, 2009, we reported $6.3 million in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 9—Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2009	2008
Software	$5,003	$1,728
Computer equipment	4,563	6,650
Furniture and equipment	1,294	2,279
Land and building	2,651	2,651
Leasehold improvements	290	411
Total property, equipment and software, gross	13,801	13,719
Less: Accumulated depreciation and amortization	(5,811)	(9,240)
Total property, equipment and software, net	$7,990	$4,479

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

	Year ended September 30,
(in thousands)	2009	2008	2007
Depreciation and amortization expenses for property, equipment and software:
Included in Direct costs:
Software	$26	$12	$12
Equipment	47	78	77
Total included in Direct costs	73	90	89
Included in Depreciation and amortization:
Software	410	180	171
Equipment	1,198	964	828
Total included in Depreciation and amortization	1,608	1,144	999
Total depreciation and amortization expense for property, equipment and software	$1,681	$1,234	$1,088

In addition to the depreciation and amortization reflected in the above table, the line titled (Loss) income from discontinued operations, net on our Consolidated Statements of Operations included depreciation and amortization expenses of $79,000 for fiscal 2008 and $1.9 million for fiscal 2007. These amounts represent depreciation and amortization expense that was recorded until these assets were classified as held for sale.  Property, equipment, software and capitalized leases used by our operations that are held-for-sale are reported as Current assets—held-for-sale on our Consolidated Balance Sheets.  See Note 15—Discontinued Operations for additional information

The cost of assets acquired under capital leases for our Continuing Operations was approximately $152,000 at September 30, 2009 and $261,000 at September 30, 2008. The related accumulated depreciation and amortization was $44,000 at September 30, 2009 and $210,000 at September 30, 2008.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

In January 2009 we purchased substantially all of the assets of ChoicePay, Inc., and recorded $2.8 million in goodwill associated with the transaction.  The following table summarizes changes in the carrying amount of goodwill during fiscal years 2009 and 2008 for our Continuing and Discontinued Operations.  The goodwill for our Continuing Operations is reported on the line titled Goodwill on our Consolidated Balance Sheets, while the goodwill for our Discontinued Operations is included in the line titled Current assets—held-for-sale.

	Continuing Operations			Discontinued Operations
(in thousands)	EPS	Wind-down	Total	GBPO	PSSI	Total	Total
Balance at September 30, 2007	$14,526	$—	$14,526	$3,219	$8,907	$12,126	$26,652
Fiscal year 2008 goodwill impairment	—	—	—	(141)	(8,470)	(8,611)	(8,611)
Goodwill write-off (divestitures)	—	—	—	(3,078)	(437)	(3,515)	(3,515)

Balance at September 30, 2008	14,526	—	14,526	—	—	—	14,526
ChoicePay, Inc. Asset Purchase	2,803	—	2,803	—	—	—	2,803

Balance at September 30, 2009	$17,329	$—	$17,329	$—	$—	$—	$17,329

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

In the quarter ended September 30, 2008, we reviewed for impairment the goodwill assets classified as held-for-sale, as well as goodwill for our assets classified as held and used.  As a result of the quarterly and annual reviews, we identified the need to reduce goodwill for our Discontinued Operations by $8.6 million.  We recorded an additional $3.5 million reduction of goodwill associated with the divestiture of certain business units.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during fiscal years ended September 30, 2009 or 2008.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		September 30, 2009			September 30, 2008
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8 -16 years	$28,408	$(20,353)	$8,055	$28,408	$(16,829)	$11,579
Add: ChoicePay, Inc.		1,629	(204)	1,425	—	—	—
		30,037	(20,557)	9,480	28,408	(16,829)	11,579

Technology and research and development	5 years	3,966	(3,956)	10	3,966	(3,317)	649
Add: ChoicePay, Inc.		1,652	(236)	1,416	—	—	—
		5,618	(4,192)	1,426	3,966	(3,317)	649

Trademarks	6 -10 years	3,200	(2,293)	907	3,200	(1,973)	1,227
Add: ChoicePay, Inc.		263	(38)	225	—	—	—
		3,463	(2,331)	1,132	3,200	(1,973)	1,227

Other intangible assets, net		$39,118	$(27,080)	$12,038	$35,574	$(22,119)	$13,455

All of our other intangible assets have finite lives and, as such, are subject to amortization.  Amortization expense for other intangible assets was $5.0 million for fiscal 2009, $4.2 million for fiscal 2008, and $3.6 million for fiscal 2007, all of which is related to Continuing Operations.  As of September 30, 2009, we expect to recognize the following amortization expense on other intangible assets over the next five years:

(in thousands)	Future expense
Years ending September 30,
2010	$4,514
2011	3,445
2012	2,951
2013	599
2014	145
Thereafter	384
Total future amortization expense	$12,038

NOTE 8—INCOME TAXES

Significant components of the provision for income taxes are as follows:

	Continuing Operations			Discontinued Operations
	Year ended September 30,			Year ended September 30,
(in thousands)	2009	2008	2007	2009	2008	2007
Current income tax provision:
State	$40	$87	$76	$—	$—	$—
Federal	—	—	—	—	—	(7,599)
Total provision for income taxes	$40	$87	$76	$—	$—	$(7,599)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2009	2008	2007
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	2.9%	4.1%	3.9%
Tax exempt interest income	—	0.1%	0.2%
Meals and entertainment	(0.7)%	(0.6)%	(0.9)%
Goodwill and intangible asset impairment	—	—	(27.7)%
Valuation allowance	(32.9)%	(34.1)%	(7.0)%
Stock-based compensation	(4.8)%	(3.6)%	(3.2)%
Other	0.8%	(0.6)%	—
Effective tax rate	(0.7)%	(0.7)%	(0.7)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of deferred income tax assets and liabilities are as follows:

	September 30,
(in thousands)	2009	2008
Deferred tax assets:
Accrued expenses	$1,224	$2,587
Depreciation	—	151
Accounts receivable allowance	13	240
Intangibles	4,129	1,941
Other deferred tax assets	1,030	1,263
Net operating loss carryforward	38,111	33,229
Valuation allowance	(43,763)	(36,698)
Total deferred tax assets	744	2,713

Deferred tax liabilities:
Depreciation	132	—
Internally developed software	—	2,104
Other deferred tax liabilities	326	322
Investment in subsidiary	286	287
Total deferred tax liabilities	744	2,713

Net deferred tax assets (liabilities)	$—	$—

At September 30, 2009, we had $98.9 million of federal net operating loss carryforwards, which begin to expire in fiscal 2018 through 2029.  At September 30, 2009, we had $82.1 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2024.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating our ability to realize deferred tax assets, we considered all available positive and negative evidence.  As of September 30, 2009, we maintained a full valuation allowance against the net deferred tax assets due to the uncertainty regarding utilization.  As of September 30, 2009, a total of $20.3 million of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would be subject to FASB ASC 805, therefore adjustments to the valuation allowances will be recorded as a component of income tax expense, and $3.0 million of the valuation allowance related to deferred tax assets for which any subsequent recognized tax benefits would increase common stock.

We have completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (Section 382) which imposes an annual limitation on the utilization of net operating loss carryforwards following an ownership change.  Application of the findings of this study resulted in a limitation of net operating loss carryforward amounts.  Of the $98.9 million of federal net operating loss carryforward and $82.1 million on the state net operating loss carryforward, $48.6 million and $29.6 million, respectively, were acquired with the purchase of Official Payments Corporation in 2002.  Our ability to realize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382.  The balance of our federal net operating loss carryforwards, is currently limited to $5,993,000 per annum pursuant to Internal Revenue Code Section 382.

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

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our 2007 Consolidated Statements of Operations as (Loss)/income from discontinued operations, net.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more-likely-than-not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of September 30, 2009, we had no accrued interest or penalties related to uncertain tax positions.  Our audit with the IRS for tax year ended September 30, 2005, concluded with no interest or penalties imposed.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2005.  As of September 30, 2009, we were not engaged in any federal or state tax audits.

As of September 30, 2009, we had no unrecognized tax benefits.  The following table summarizes our unrecognized tax benefits for fiscal years 2009 and 2008:

(in thousands)
Balance at September 30, 2007	$—
Increases for tax positions related to prior years	42
Balance at September 30, 2008	42
Decreases for tax positions related to prior years	(42)
Balance at September 30, 2009	$—

NOTE 9—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At September 30, 2009, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At September 30, 2009 and September 30, 2008, we had legal accruals of $0.2 million and $0.8 million, respectively, based upon estimates of key legal matters.

On May 31, 2006, we received a subpoena, and in January 2009 several former employees received additional subpoenas from the Philadelphia District Office of the Securities and Exchange Commission requesting documents relating to financial reporting and personnel issues.  On October 29, 2009, the SEC confirmed that their investigation is complete and they have determined there will be no charges, fines or other enforcement actions as to Tier, or any of the individuals who were subpoenaed.

BANK LINES OF CREDIT

At September 30, 2009, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which is scheduled to mature on January 31, 2010, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of September 30, 2009, $1.4 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

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

At September 30, 2009, our investment portfolio included $27.9 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment manager has the right to sell or dispose of our auction rate securities at par plus accrued but unpaid interest, at any time until the expiration of the offer.

Until liquidity in the market returns, or our investment manager sells or disposes of the securities, we may be unable to liquidate these investments in a timely manner at par value.

PERFORMANCE AND GUARANTEE PAYMENT BONDS

Under certain contracts, we are required to obtain performance bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At September 30, 2009, we had $10.0 million of bonds posted with clients.

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc., or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As part of the agreement, we are required to leave in place a $2.4 million performance bond on the continuing contract with the State of Indiana, or the State, for which RKV continues to provide services as a subcontractor to the prime contractor, Haverstick Corporation, or Haverstick.  Subsequent to the sale, the State, Haverstick and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  We retain certain liabilities for completion of the project and continue as the indemnitor under the performance bond.  We are currently in discussions with the other parties regarding contributions to fund completion of the project.  We do not believe resolution of this matter will have a material effect on our financial position or results of operations.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At September 30, 2009, we had $7.0 million of bonds posted with 31 states.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of September 30, 2009, we had employment and change of control agreements with five executives and one other key manager.  If certain termination or change of control events were to occur under the six contracts as of September 30, 2009, we could be required to pay up to $5.7 million.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of September 30, 2009, 605,000 PSUs have been issued to key executives.  The PSU’s are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 14—Share-based Payment for additional information regarding the valuation of the PSUs.

Pursuant to awards in April 2008 and January 2009, our Chief Executive Officer has 200,000 restricted stock units, or RSUs, which may be payable in cash.  These RSUs are considered liability awards, and as such their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these RSUs.  See Note 14—Share-based Payment for additional information regarding the valuation of these RSUs.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2013.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of September 30, 2009 are as follows:

(in thousands)	Operating leases	Capital leases(1) (2)	Total
Year ending September 30,
2010	$1,247	$37	$1,284
2011	3	31	34
2012	-	30	30
2013	-	17	17
Total minimum lease payments	$1,250	$115	$1,365
(1) On our Consolidated Balance Sheets, the amount due within twelve months is included in Total current liabilities. The remainder is included in Other liabilities.
(2) Total amount includes interest payments of $2.

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor.  We recorded rent expense of $1.1 million during fiscal 2009, $1.9 million during fiscal 2008, and $2.8 million during fiscal 2007.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with directors and key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Certificate of Incorporation, our Bylaws and the General Corporation Law of the State of Delaware against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  We are not able to estimate our maximum exposure under these agreements.

NOTE 10—RELATED PARTY TRANSACTIONS

EDGAR, DUNN & COMPANY

During the fiscal year ended September 30, 2009, 2008 and 2007, we purchased $0.2 million, $0.3 million, and $0.4 million, respectively, of consultancy services relating to our EPS operations from Edgar, Dunn & Company, a company affiliated with a member of our Board of Directors.

ITC DELTACOM, INC.

During the fiscal year ended September 30, 2009, 2008 and 2007, we purchased $0.2 million, $0.6 million, and $0.3 million, respectively, of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 11—RESTRUCTURING

As part of our strategic initiative, during fiscal 2009 we incurred restructuring liabilities of $1.4 million for severance and facility closing costs.  Severance costs relate to combining certain operational functions within our EPS operations and the wind down of our VSA operations.

The following table summarizes restructuring liability charges we incurred relating to our Continuing Operations during fiscal years 2009 and 2008.  We did not incur any restructuring liability charges during fiscal 2007.  The restructuring liability charges are included in General and administrative on our Consolidated Statement of Operations.

	Year ended September 30,
(in thousands)	2009	2008
Office closure costs (net of sublease income)	$630	$6
Severance costs	778	845
Total restructuring liability charges	$1,408	$851

The following table summarizes restructuring liabilities associated with Continuing Operations for fiscal years 2009 and 2008:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2007	$—	$180	$180
Additions	845	6	851
Cash payments	(249)	(186)	(435)

Balance at September 30, 2008	596	—	596
Additions	778	630	1,408
Cash payments	(1,356)	(394)	(1,750)

Balance at September 30, 2009	$18	$236	$254

At September 30, 2009 and 2008, we had $0.3 million and $0.6 million, respectively, of restructuring liabilities associated with our Continuing Operations which is included in Other current liabilities on our Consolidated Balance Sheets.

NOTE 12—SEGMENT INFORMATION

Our business consists of two reportable segments: Continuing Operations and Discontinued Operations.  Within our Continuing Operations segment, we allocate resources to and assess the performance of our EPS Operations and Wind-down Operations.  Our Discontinued Operations includes businesses within our former GBPO and PSSI operations that have been sold.  Information regarding our Discontinued Operations can be found in Note 15—Discontinued Operations.

The following table presents the results of operations for our EPS operations and our Wind-down operations for fiscal years ended September 30, 2009, 2008 and 2007.

(in thousands)	EPS	Wind- down	Total
Fiscal year ended September 30, 2009:
Revenues	$123,233	$5,013	$128,246
Costs and expenses:
Direct costs	93,434	2,160	95,594
General and administrative	24,509	1,020	25,529
Selling and marketing	6,697	11	6,708
Depreciation and amortization	4,885	1,684	6,569
Total costs and expenses	129,525	4,875	134,400
(Loss) income from continuing operations before other income and income taxes	(6,292)	138	(6,154)
Other income (expense):
Interest income (expense)	754	—	754
Loss on investment	(31)	—	(31)
Total other income	723	—	723
(Loss) income from continuing operations before taxes	(5,569)	138	(5,431)
Income tax provision	40	—	40
(Loss) income from continuing operations	$(5,609)	$138	$(5,471)

(in thousands)	EPS	Wind- down	Total
Fiscal year ended September 30, 2008:
Revenues	$116,641	$5,930	$122,571
Costs and expenses:
Direct costs	91,290	3,944	95,234
General and administrative	26,932	1,088	28,020
Selling and marketing	8,486	191	8,677
Depreciation and amortization	3,900	1,428	5,328
Total costs and expenses	130,608	6,651	137,259
Loss from continuing operations before other income and income taxes	(13,967)	(721)	(14,688)
Other income (expense):
Interest income (expense)	2,733	(2)	2,731
Total other income (expense)	2,733	(2)	2,731
Loss from continuing operations before taxes	(11,234)	(723)	(11,957)
Income tax provision	87	—	87
Loss from continuing operations	$(11,321)	$(723)	$(12,044)

(in thousands)	EPS	Wind- down	Total
Fiscal year ended September 30, 2007:
Revenues	$99,048	$9,258	$108,306
Costs and expenses:
Direct costs	76,388	6,280	82,668
General and administrative	23,088	3,284	26,372
Selling and marketing	6,859	1,091	7,950
Depreciation and amortization	3,810	763	4,573
Write down of goodwill and intangible assets	—	9,161	9,161
Total costs and expenses	110,145	20,579	130,724
Loss from continuing operations before other income and income taxes	(11,097)	(11,321)	(22,418)
Other income:
Interest income	3,300	—	3,300
Income from equity investments	794	—	794
Other income	4,094	—	4,094
Loss from continuing operations before taxes	(7,003)	(11,321)	(18,324)
Income tax provision	76	—	76
Loss from continuing operations	$(7,079)	$(11,321)	$(18,400)

Our total assets for each of these businesses are shown in the following table:

	As of September 30,
(in thousands)	2009	2008
Continuing Operations:
EPS	$113,600	$120,715
Wind-down	2,627	4,932
Assets for continuing operations	116,227	125,647
Assets-held-for-sale	—	11,704
Total assets	$116,227	$137,351

See Note 15—Discontinued Operations for a breakdown of assets that are classified as held-for-sale.

NOTE 13—SHAREHOLDERS’ EQUITY

As of September 30, 2009, a total of 44,259,762 shares of $0.01 par value common stock were authorized, of which 18,337,763 shares were outstanding, and a total of 4,579,047 shares of preferred stock were authorized, of which none were outstanding.  Under our current credit facility, we are prohibited from declaring or paying any dividends (see Note 9—Contingencies and Commitments).

COMMON STOCK REPURCHASE PROGRAM

In January 2009, our Board of Directors, or the Board, authorized the repurchase of up to $15.0 million of our common stock in the open market.  Through September 30, 2009, we purchased 1,565,100 shares of common stock for $11.6 million under this repurchase program.  On August 13, 2009, our Board increased the repurchase amount to $20.0 million.  We also participated in a previous repurchase program authorized by our Board in October 2003 in which we purchased 884,400 shares of common stock for $8.7 million.  As of September 30, 2009, we have repurchased 2,449,500 shares of common stock for $20.3 million under the two plans, which are reported as Treasury stock on our Consolidated Balance Sheets.

EQUITY INCENTIVE PLAN

Under our Amended and Restated 2004 Stock Incentive Plan, options for 2,859,270 shares of common stock were outstanding at September 30, 2009.  Of those shares, 500,000 are restricted stock units which vest when both the price target is achieved and the required service period is met.

STOCKHOLDER RIGHTS PLAN

On August 14, 2009, we amended our Stockholder Rights Plan to accelerate our “Final Expiration Date” from the close of business on January 10, 2016 to the close of business on August 14, 2009.  As a result of this amendment, effective as of the close of business on August 14, 2009, the Rights (as defined in the Rights Agreement) expired and were no longer outstanding and the Rights Agreement was effectively terminated.

NOTE 14—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At September 30, 2009, there were 1,352,936 shares of common stock reserved for future grants under the Plan.

STOCK OPTIONS

Stock-based compensation expense for all option awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $1.0 million for fiscal 2009, $2.1 million for fiscal 2008, and $1.7 million for fiscal 2007.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.

	September 30,
	2009	2008	2007
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	2.02%	3.52%	4.66%
Volatility	45.60%	42.87%	47.54%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$2.14	$3.98	$3.53
Weighted-average intrinsic value of options exercised (in thousands)	$81	$251	$122

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the fiscal year ended September 30, 2009 is as follows:

		Weighted-average
(in thousands, except price and years)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2008	2,702	$9.07
Granted	570	5.08
Exercised	(68)	6.20
Forfeitures or expirations	(845)	10.01
Options outstanding at September 30, 2009	2,359	$7.86	7.66 years	$3,219
Options vested and expected to vest at September 30, 2009	2,032	$7.88	7.51 years	$2,772
Options exercisable at September 30, 2009	1,073	$8.33	6.43 years	$1,260

As of September 30, 2009, a total of $2.6 million of unrecognized compensation cost related to stock options, including estimated forfeitures, was expected to be recognized over a 3.5 year weighted-average period.

RESTRICTED STOCK UNITS

On April 30, 2008, we granted 550,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  In January 2009 we granted another 150,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  Pursuant to the Plan, 500,000 shares can be payable in shares of our common stock.  The remaining 200,000 shares may be payable in cash and are recorded at their fair value of $0.2 million as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

	September 30, 2009
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units vest (in years)	3.00	3.00
Remaining period that units will be outstanding (in years)	1.58	1.58
Interest rate (based on U.S. Treasury yield)	1.98%	0.72%
Volatility	39.53%	45.39%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$2.07

Restricted stock unit activity for the equity portion of the awards for the period ended September 30, 2009 is as follows:

(in thousands)	Shares
Restricted at October 1, 2008(1)	500
Granted	—
Vested	—
Forfeited	—
Restricted at September 30, 2009	500
(1) Of the 700,000 restricted stock units awarded, 500,000 are payable in shares.

We recorded $0.5 million of expense for the equity portion of the awards and $0.2 million for the liability portion of the awards during fiscal year 2009 and $0.3 million during fiscal year 2008.  As of September 30, 2009, we have $1.2 million in unrecognized compensation cost relating to the equity portion of the awards, expected to be recognized through April 2011.  Since the liability portion of the awards is revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter, we are unable to estimate the amount of expense expected to be recognized on those awards.

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

As of September 30, 2009, we recognized $0.1 million in expense relating to these awards, calculated as follows:

Number of awards	72,000
Fair value of award (closing price on day of valuation)	$8.48
Total fair value	$610,560
Number of months in measurement period	6
Expense for fiscal year 2009	$101,760

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

As of September 30, 2009, 605,000 PSUs have been issued under the PSU Plan.  As of September 30, 2009, these shares are recorded at their fair value of $0.7 million, as Other liabilities on our Consolidated

Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	2.18
Interest rate (based on U.S. Treasury yield)	1.04%
Volatility	41.53%
Dividend yield	—
Weighted-average fair value of options granted	$5.44

For the year ended September 30, 2009, we recorded $0.7 million of expense related to these awards.  The PSUs are considered liability awards under US GAAP.  As such, their expense is revalued each quarter based on fair market value.  Therefore, we cannot estimate the remaining expense to be recognized for these PSUs.

NOTE 15—DISCONTINUED OPERATIONS

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

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009 for a purchase price of $1.5 million payable as follows, $1,050,000 due at closing, $300,000 due in July 2009, and $150,000 due upon assignment of three contracts.  In addition, if the purchaser is awarded a named contract, the purchaser will pay Tier 5% of service related revenue.  This sale completed our divestiture process.

Long-lived asset groups classified as held-for-sale are to be measured at the lower of their carrying value or fair value less cost to sell.  As a result of our analysis, we determined operations within our former GBPO and PSSI operations had carrying values which exceeded their fair value.  The following table shows the impairment expense recorded for fiscal years ended September 30, 2009, 2008 and 2007, which is included in (Loss)/ income from discontinued operations, net:

	Year ended September 30,
(in thousands)	2009	2008	2007
Impairment expense
Goodwill impairment	$—	$8,790	$2,493
Long-lived asset impairment	2,594	8,974	299
Total impairment expense	$2,594	$17,764	$2,792

SUMMARY OF REVENUE AND (LOSS)/INCOME BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  The following table summarizes our revenue and pre-tax income, prior to any gain/(loss) on sale, generated by these operations for the fiscal years ended September 30, 2009, 2008 and 2007.

	Year ended September 30,
(in thousands)	2009	2008	2007
Revenues (Discontinued operations):
GBPO	$—	$20,235	$37,677
PSSI	4,777	24,608	31,372
Total revenues	$4,777	$44,843	$69,049
(Loss)/income before taxes (Discontinued operations):
GBPO	$(81)	$6,448	$6,574
PSSI	(5,954)	(21,674)	263
Other/eliminations	—	757	452
Total (loss) income before taxes	$(6,035)	$(14,469)	$7,289

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

In March 2007, we were notified by the Internal Revenue Service that its Joint Committee on Taxation had completed its review and had approved the $6.5 million of refund.  As a result, during the second quarter of fiscal 2007, we reversed the $6.5 million of reserve for the refund and the $1.1 million reserve for potential interest and penalties.  This $7.6 million reversal has been recorded on our Consolidated Statements of Operations as (Loss) income from discontinued operations, net.

In May 2007 we were notified by the Australian government that our operations in Australia, which were primarily disposed of in fiscal 2002, were able to be fully liquidated.  During the quarter ended June 30, 2007, we recorded net income of $0.5 million associated with the reversal of certain accruals that had been recorded in anticipation of costs, which were not actually incurred associated with the final close-out of the Australian operations.

NOTE 16—LOSS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year ended September 30,
(in thousands, except per share data)	2009	2008	2007
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(5,471)	$(12,044)	$(18,400)
Discontinued operations, net of income taxes	(6,035)	(15,401)	15,366
Net loss	$(11,506)	$(27,445)	$(3,034)
Denominator:
Weighted-average common shares outstanding	19,438	19,616	19,512
Effects of dilutive common stock options	—	—	—
Adjusted weighted-average shares	19,438	19,616	19,512
(Loss) earnings per basic and diluted share
From continuing operations	$(0.28)	$(0.61)	$(0.94)
From discontinued operations	$(0.31)	$(0.79)	$0.78
Loss per basic and diluted share	$(0.59)	$(1.40)	$(0.16)

The following options were not included in the computation of diluted (loss) earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands)	2009	2008	2007
Weighted-average options excluded from computation of diluted loss per share	1,422	1,709	1,523

Due to net losses from Continuing Operations, we have excluded an additional 425,556 shares at September 30, 2009, 234,270 shares at September 30, 2008, and 154,500 shares at September 30, 2007, of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.  We have also excluded 500,000 shares of restricted stock from the computation of diluted (loss) earnings per share since their effect would have been anti-dilutive.

NOTE 17—ACQUISITION

On January 27, 2009, we completed the acquisition of substantially all of the assets of ChoicePay,Inc. for $7.5 million in cash at closing and a potential earn out, based upon a percentage of the profitability of future defined new client business, not to exceed $2.0 million.  This acquisition allowed us to increase our footprint in the utility vertical as well as accelerate our access to new products and services as a result of technology provided by their operating platform.  The results of operations have been included in our Consolidated Statements of Operations as of the date of acquisition.  The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed of ChoicePay, Inc. at the acquisition date:

(in thousands)	As of January 27, 2009
Assets
Cash and cash equivalents	$4,552
Accounts receivable, net	248
Prepaid assets	140
Property, equipment and software, net	1,250
Other intangible assets, net	3,544
Total assets acquired	9,734

Liabilities
Accounts payable, escrow	3,892
Other accrued liabilities	1,048
Total liabilities assumed	4,940

Net assets acquired	$4,794

We have recorded $2.8 million of goodwill associated with the acquisition of ChoicePay, calculated as the purchase price of $7.5 million plus the fiscal year earn out of $0.1 million less net assets acquired of $4.8 million.

The unaudited pro forma financial information in the table below combines the historical results for Tier and the historical results for ChoicePay for the fiscal years ended September 30, 2009, 2008 and 2007, as if the acquisition took place at the beginning of the fiscal year.  This pro forma information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	Year ended September 30,
(in thousands, except per share data)	2009	2008	2007
Revenues—continuing operations	$130,472	$128,446	$118,013
Net loss—continuing operations	(7,034)	(15,781)	(21,279)
Net loss	(13,069)	(31,182)	(5,913)
Basic/diluted loss per share—continuing operations	$(0.36)	$(0.80)	$(1.09)
Basic/diluted loss per share	$(0.67)	$(1.59)	$(0.30)

NOTE 18—SUBSEQUENT EVENTS

On October 29, 2009, we received confirmation from the Securities and Exchange Commission that their investigation begun in May 2006 is complete and they have determined there will be no charges, fines or other enforcement actions as to Tier, or any of the individuals who were subpoenaed.

During October 2009 we purchased 86,798 shares of common stock for $0.7 million under our Common Stock Repurchase Program.

We have reviewed our business activities through November 9, 2009, and have no additional subsequent events to report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2009.  In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.  Our operating results for any one quarter are not necessarily indicative of results for any future period.

	2009 fiscal quarters				2008 fiscal quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Consolidated statement of operations data:
Revenues	$25,685	$44,213	$28,608	$29,740	$22,759	$44,896	$25,961	$28,955
Costs and expenses:
Direct costs	19,038	33,367	20,771	22,418	17,108	36,374	19,518	22,234
General and administrative	5,118	6,269	7,512	6,630	7,544	6,494	6,873	7,109
Selling and marketing	1,244	2,236	1,912	1,316	2,066	2,492	2,005	2,114
Depreciation and amortization	1,628	1,858	1,624	1,459	1,355	1,347	1,330	1,296
(Loss) income from continuing operations	(1,343)	483	(3,211)	(2,083)	(5,314)	(1,811)	(3,765)	(3,798)
Total other income	115	163	253	192	437	503	824	967
(Loss) income from continuing operations before income taxes	(1,228)	646	(2,958)	(1,891)	(4,877)	(1,308)	(2,941)	(2,831)
Income tax provision	37	1	1	1	36	23	12	16
(Loss) income from continuing operations	(1,265)	645	(2,959)	(1,892)	(4,913)	(1,331)	(2,953)	(2,847)
Income (loss) from discontinued operations, net	37	(408)	(2,402)	(3,262)	(3,951)	(12,282)	(584)	1,416
Net (loss) income	$(1,228)	$237	$(5,361)	$(5,154)	$(8,864)	$(13,613)	$(3,537)	$(1,431)
Weighted average shares issued and outstanding:
Basic	19,438	19,458	19,711	19,735	19,616	19,635	19,551	19,543
Diluted	19,438	19,597	19,711	19,735	19,616	19,635	19,551	19,543
Performance ratios:
Return on average assets	(1.00)%	0.18%	(4.05)%	(3.78)%	(6.16)%	(8.79)%	(2.16)%	(0.86)%
Return on average shareholders' equity	(1.27)%	0.23%	(5.05)%	(4.68)%	(7.66)%	(10.77)%	(2.62)%	(1.04)%
Total ending equity to total ending assets	79.66%	78.89%	79.87%	80.54%	80.99%	79.90%	83.18%	81.39%
Total average equity to total average assets	79.25%	79.38%	80.21%	80.77%	80.42%	81.58%	82.26%	82.01%
Per share of common stock data:
(Loss) earnings per share—Basic & Diluted:
Continuing operations(1)	$(0.06)	$0.03	$(0.15)	$(0.10)	$(0.25)	$(0.07)	$(0.15)	$(0.14)
Discontinued operations(1)	$0.00	$(0.02)	$(0.12)	$(0.16)	$(0.20)	$(0.62)	$(0.03)	$0.07
(Loss) earnings per share—Basic & Diluted	$(0.06)	$0.01	$(0.27)	$(0.26)	$(0.45)	$(0.69)	$(0.18)	$(0.07)
Book value	$4.76	$5.18	$5.24	$5.53	$5.67	$6.12	$6.78	$7.01

Average balance sheet data:
Total assets	$122,477	$129,077	$132,435	$136,397	$143,892	$154,953	$163,858	$167,333
Total liabilities	$25,409	$26,617	$26,205	$26,230	$28,174	$28,537	$29,068	$30,107
Total shareholders' equity	$97,068	$102,460	$106,230	$110,167	$115,718	$126,416	$134,790	$137,226
Market price per share of common stock:
High	$8.90	$7.90	$6.39	$7.57	$8.48	$8.75	$9.26	$11.01
Low	$7.10	$4.35	$4.48	$3.41	$7.06	$7.03	$6.75	$7.94
(1) The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying number of shares of common stock.

SCHEDULE II
Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended September 30, 2009:
Allowance for receivables	$346	$459	$(417)	$388
Deferred tax asset valuation allowance	36,698	7,065	—	43,763

Year ended September 30, 2008:
Allowance for receivables	$1,195	$(557)	$(292)	$346
Deferred tax asset valuation allowance	28,875	7,823	—	36,698
Inventory allowance	75	390	(465)	—

Year ended September 30, 2007:
Allowance for receivables	$926	$452	$(183)	$1,195
Deferred tax asset valuation allowance	27,997	878	—	28,875
Inventory allowance	75	—	—	75

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our internal control over financial reporting.  This report appears on page 73.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.

We have audited Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Tier Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Tier Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2009, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for the year then ended of Tier Technologies, Inc. and subsidiaries and our report dated November 9, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Vienna, VA
November 9, 2009

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On September 28, 2009, we received a letter from City National Bank, our lender under our Amended and Restated Credit and Security Agreement dated March 6, 2009, by and between us, Official Payments Corporation, EPOS Corporation and City National Bank, as amended, advising us that this agreement had been renewed through January 31, 2010.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information appears in Part I of this report.  Information about our Directors may be found under the caption Election of Directors in our Proxy Statement for our 2010 Annual Meeting of Stockholders, or the Proxy Statement.  That information is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions Compensation Discussion and Analysis, Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report is incorporated herein by reference.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading Principal Accounting Fees and Services and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of the report:

Financial Statements – The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. See Financial Statements and Supplementary Data on page 35.

Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page 71.  All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.

Exhibits

Exhibit number	Exhibit description
2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 30, 2008 (1)
2.2	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)
3.1	Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (4)
4.1	Form of common stock certificate (5)
4.2
See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (6)*
10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*
10.4	Amended and Restated 2004 Stock Incentive Plan (8)*
10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*
10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*
10.8	Form of California Indemnification Agreement (9)
10.9	Form of Delaware Indemnification Agreement for officers (10)
10.10	Form of Delaware Indemnification Agreement for directors (10)
10.11	Tier Corporation 401(k) Plan, Summary Plan Description (9)*
10.12	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (11)*
10.13	Employment Agreement dated July 1, 2004 between Tier Technologies, Inc. and Ms. Deanne M. Tully (10)*
10.14	Executive Severance and Change in Control Benefits Agreement (10)*
10.15	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank dated March 6, 2006 (12)
10.16	Form of Employment Security Agreements between Tier Technologies, Inc., and each of Steven Beckerman, Todd Vucovich, and Michael Lawler, dated March 28, 2006 (13) *
10.17	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (14)*
10.18	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (14)*

Exhibit number	Exhibit description
10.19
Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott, Bruce Spector, and fifteen other employees, dated August 24, 2006 (15)*

10.20	Employment Agreement between Tier Technologies, Inc. and David E. Fountain, dated December 11, 2006 (16)*
10.21	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (17)
10.22	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (18)
10.23	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (19)
10.24	Employment Agreement between Tier Technologies, Inc., and Kevin Connell, dated August 9, 2007 (20)*
10.25	Transition Agreement between Tier Technologies, Inc., and Deanne M. Tully dated December 12, 2007 (10)*
10.26	Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated February 12, 2007 (10)*
10.27	Amendment to the Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated November 15, 2007 (10)*
10.28	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008. (21)*
10.29	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (22)*
10.30	Employment Agreement between Tier Technologies, Inc. and Ronald W. Johnston, dated July 1, 2008 (22)*
10.31	Independent Contractor Agreement between Tier Technologies, Inc. and Steven M. Beckerman, dated August 6, 2008 (23) *
10.32
Third Amendment to Amended and Restated Credit and Security Agreement between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank dated September 29, 2008 (24)

10.33	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 (25)
10.34	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Tier Technologies, Inc., dated November 11, 2008 (26)
10.35	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Tier Technologies, Inc., dated November 11, 2008 (26)
10.36	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti (27)*
10.37	Tier Technologies, Inc. Executive Performance Stock Unit Plan (27)*
10.38	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (28)*
10.39	Renewal Letter: Short Clear Extension of Termination Date between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank †
21.1	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Exhibit description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract or compensatory plan required to be filed as an exhibit to this report
† Filed as an exhibit to this report
(1) Filed as an exhibit to Form 10-Q, filed August 7, 2008, and incorporated herein by reference
(2) Filed as an exhibit to Form 8-K, filed on January 20, 2009, and incorporated herein by reference
(3) Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference
(4) Filed as an exhibit to Form 8-K, filed on February 24, 2009, and incorporated herein by reference
(5) Filed as an exhibit to Form 10-Q/A, filed November 3, 2008, and incorporated herein by reference
(6) Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference
(7) Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference
(8) Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference
(9) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference
(10) Filed as an exhibit to Form 10-K, filed October 27, 2006, and incorporated herein by reference
(11).Filed as an exhibit to Form 10-Q, filed May 6, 2005, and incorporated herein by reference
(12) Filed as an exhibit to Form 8-K, filed March 9, 2006, and incorporated herein by reference
(13) Filed as an exhibit to Form 8-K, filed April 3, 2006, and incorporated herein by reference
(14) Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference
(15) Filed as an exhibit to Form 8-K, filed August 29, 2006, and incorporated herein by reference
(16) Filed as an exhibit to Form 10-K, filed December 13, 2006, and incorporated herein by reference
(17) Filed as an exhibit to Form 8-K, filed March 28, 2007, and incorporated herein by reference
(18) Filed as an exhibit to Form 8-K, filed September 27, 2007, and incorporated herein by reference
(19) Filed as an exhibit to Form 8-K, filed July 3, 2007, and incorporated herein by reference
(20) Filed as an exhibit to Form 10-Q, filed August 9, 2007, and incorporated herein by reference
(21) Filed as an exhibit to Form 10-Q, filed May 6, 2008, and incorporated herein by reference
(22) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(23) Filed as an exhibit to Form 8-K, filed August 7, 2008, and incorporated herein by reference
(24) Filed as an exhibit to Form 8-K, filed October 3, 2008, and incorporated herein by reference
(25) Filed as an exhibit to Form 10-K, filed December 8, 2008, and incorporated herein by reference
(26) Filed as an exhibit to Form 10-Q, filed February 9, 2009, and incorporated herein by reference
(27) Filed as an exhibit to Form 10-Q, filed May 11, 2009, and incorporated herein by reference
(28) Filed as an exhibit to  Form 8-K, filed May 19, 2009, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated:November 10, 2009	By:	/s/ RONALD L. ROSSETTI Ronald L. Rossetti Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Chief Executive Officer and Chairman of the Board (principal executive officer)	November 10, 2009
/s/ RONALD W. JOHNSTON Ronald W. Johnston	Chief Financial Officer (principal financial officer and principal accounting officer)	November 10, 2009
/s/ CHARLES W. BERGER Charles W. Berger	Director	November 10, 2009
/s/ JOHN J. DELUCCA John J. Delucca	Director	November 10, 2009
/s/ DANIEL J. DONOGHUE Daniel J. Donoghue	Director	November 10, 2009
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	November 10, 2009
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	November 10, 2009
/s/ MICHAEL R. MURPHY Michael R. Murphy	Director	November 10, 2009
/s/ DAVID A. POE David A. Poe	Director	November 10, 2009
/s/ ZACHARY F. SADEK Zachary F. Sadek	Director	November 10, 2009