Form 10-K/A
period 2009-09-30
TIER TECHNOLOGIES INC
filed 2010-01-28
CIK 1045150

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
(Address of principal executive offices)
Registrant’s telephone number, including area code: (571) 382-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	The NASDAQ STOCK MARKET, LLC
Securities registered pursuant to Section 12(g) of the Act
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of March 31, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $70,919,668, based on the closing sale price of the common stock on March 31, 2009, as reported on The NASDAQ Stock Market. As of January 22, 2010, there were 18,150,965 shares of common stock outstanding.

EXPLANATORY NOTE
     Tier Technologies, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as originally filed with the Securities and Exchange Commission, or SEC, on November 10, 2009, for the sole purpose of including the disclosures required by Part III of Form 10-K, as set forth below, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including as exhibits to this Amendment No. 1 certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executives
A list of our executive officers and their biographical information appears in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC on November 10, 2009, under the caption Executive Officers of the Registrant.
Directors
The names and certain biographical information of each director are set forth below.
Charles W. Berger
Age: 57—Director since: January 2002
Recent Business Experience: Mr. Berger was Chief Executive Officer of DVDPlay, Inc., a manufacturer and operator of DVD rental kiosks, from April 2006 through DVDPlay’s acquisition by NCR Corporation in December 2009, and was Chairman of the Board of DVDPlay from December 2001 through the acquisition. From March 2003 through September 2005, Mr. Berger served as President, Chief Executive Officer, and a director of Nuance Communications, Inc., a publicly traded company that developed and marketed speech recognition software. In September 2005, Nuance Communications merged with Scansoft, Inc. Mr. Berger has also served as the managing director of Volatilis, LLC, a private investment and aviation services firm, since its founding in June 2001. Since December 2004, Mr. Berger has been a director of SonicWALL, Inc., a publicly traded company that manufactures computer network security applications. Mr. Berger also serves on the Board of Directors for the United States Naval Memorial and is a Trustee and member of the Investment Committee for Bucknell University.
John J. Delucca
Age: 66—Director since: February 2007
Recent Business Experience: Since April 2003 Mr. Delucca has served as President of Atlantic & Gulf, Limited, LLC, an investment and consulting group. He was Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from April 2003 until March 2004. From 1999 until February 2002, he was Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty, Inc., a manufacturer and marketer of personal fragrances. Mr. Delucca is a director of Endo Pharmaceuticals Holding, Inc., a publicly traded developer and reseller of prescription pharmaceuticals; and ITC Deltacom, Inc., a publicly traded provider of integrated communication services.
Daniel J. Donoghue
Age: 48 — Director since: March 2009
Recent Business Experience: Mr. Donoghue has served as Managing Partner of Discovery Group Holding Company, LLC, and Discovery Group I, LLC, referred to collectively as the Discovery Group, a merchant banking firm, since January 2007. From January 1997 through January 2007, Mr. Donoghue was employed by Piper Jaffray & Co., an investment banking firm, where he was engaged in merger and acquisition advisory activities.

Morgan P. Guenther
Age: 56—Director since: August 1999
Recent Business Experience: Since April 2009, Mr. Guenther has served as a private consultant to technology companies. Mr. Guenther served as Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless entertainment services company, from May 2005 through its April 2009. From February 2003 to April 2005, he served as a private consultant to technology companies. From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a creator of digital video recording services. From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo. Mr. Guenther also serves as a board member for Integral Development Corp., a provider of electronic capital markets trading solutions.
Philip G. Heasley
Age: 60—Director since: August 2008
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
Michael R. Murphy
Age: 44 — Director since: March 2009
Recent Business Experience: Mr. Murphy has served as Managing Partner of Discovery Group, a merchant banking firm, since January 2007. From August 1997 through January 2007, Mr. Murphy was employed by Piper Jaffray & Co., an investment banking firm, where he was engaged in merger and acquisition advisory activities.
David A. Poe
Age: 61—Director since: October 2008
Recent Business Experience: From March 1980, Mr. Poe has served as a consultant and director of Edgar, Dunn & Company, or EDC, an independent global financial services and payments consultancy. From March 1998 to May 2008, Mr. Poe served as Chief Executive Officer of EDC. Mr. Poe also serves as a board member for Bank of San Francisco and the University of Idaho.

Ronald L. Rossetti
Age: 66—Director since: November 1995
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
Zachary F. Sadek
Age: 30 — Director since: March 2009
Recent Business Experience: Mr. Sadek serves as Vice President of PCap Managers LLC, an affiliate of Parthenon Capital, LLC, a private equity fund, and since June 2004 has been employed as an investment professional by affiliates of Parthenon Capital. From June 2002 to June 2004, Mr. Sadek was an investment banker with Dresdner Kleinwort Wasserstein, an investment banking firm.
Arrangements or understandings related to the selection of directors
According to the Schedule 13D, as amended, filed by the Discovery Group, Mr. Donoghue and Mr. Murphy were selected by the Discovery Group to be nominated for election to the company’s Board of Directors at the company’s 2009 annual meeting of stockholders, and Discovery Group has notified the company of its intention to nominate Mr. Donoghue and Mr. Murphy for election to the company’s Board of Directors at the Company’s 2010 annual meeting. According to the Discovery Group’s Schedule 13D, as amended, and among other things, each of Mr. Donoghue and Mr. Murphy is entitled to indemnification on customary terms from Discovery Equity Partners, an affiliate of the Discovery Group, for actions taken by him, in his capacity as a Managing Member of the general partner of Discovery Equity Partners, on behalf of Discovery Equity Partners.
According to the Schedule 13D, as amended, filed by Parthenon Capital, Mr. Sadek was selected by Parthenon Capital to be nominated for election to the company’s Board of Directors at the company’s 2009 annual meeting of stockholders. In January 2010, the company and Parthenon Capital agreed that the company would nominate Mr. Sadek for reelection as a director of the company at the 2010 annual meeting and would use its reasonable best efforts to ensure that Mr. Sadek is elected at that annual meeting, and Parthenon Capital gave the company a proxy for the shares of the company’s capital stock owned by Parthenon Capital and authorized the proxyholders designated by the Board to cast the votes entitled to be cast pursuant to the proxy and to cumulate such votes in the proxyholders’ discretion in favor of the election of any person (i) nominated by the Board and serving on the Board as of the date of the agreement and/or (ii) nominated by the Board in accordance with the Board’s nomination procedures in effect on the date of the agreement and for whom the members of the Parthenon Group have specifically authorized the proxyholders to vote. The agreement between the company and Parthenon Capital was described in and filed as an exhibit to a current report on Form 8-K filed January 11, 2010, and the preceding sentence is a summary of the agreement, does not purport to be complete, and is qualified in its entirety by reference to the agreement.
Audit Committee Financial Expert
The Board determined that at least one member of the Audit Committee, Charles W. Berger, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, promulgated by the SEC.

Audit Committee
The company has a standing audit committee.

Number of Members: 4	Functions:

Members: Charles W. Berger (Chair) John J. Delucca (Vice Chair) Daniel J. Donoghue Zachary F. Sadek (from March 2009) Samuel Cabot III (through March 2009) Number of Meetings in Fiscal 2009: 6
Selects the independent registered public accounting firm to audit Tier’s books and records, subject to stockholder ratification, and determines the compensation of the independent registered public accounting firm.

At least annually, reviews a report by the independent registered public accounting firm describing: internal quality control procedures, any issues raised by an internal or peer quality control review, and any investigations by regulatory authorities.

Consults with the independent registered public accounting firm, reviews and approves the scope of their audit, and reviews independence and performance. Also reviews any proposed engagement between Tier and the independent registered public accounting firm and approves in advance any such engagement, if appropriate.

Reviews internal controls, accounting practices, and financial reporting, including the results of the annual audit and the review of the interim financial statements, with management and the independent registered public accounting firm.

Discusses earnings releases and guidance provided to the public.

As appropriate, obtains advice and assistance from outside legal, accounting, or other advisors.

Prepares a report of the Audit Committee to be included in our proxy statement.

Assesses annually the adequacy of the Audit Committee Charter.

Reports to the Board about these matters.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file with the Securities and Exchange Commission, or the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Officers, directors and holders of greater than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2009, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except that Messrs. Rossetti, Johnston, Kendrick and Omsberg, and Ms. Vellayan each filed two late Forms 4 related to two transactions and Mr. Heasley filed one late Form 4, which related to one transaction.

Corporate Governance Documents
In November 2003, the Board adopted a Code of Ethics for our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Effective May 3, 2004, we also adopted a Business Code of Conduct for all employees. On March 31, 2009, we adopted Corporate Governance Guidelines. Our Code of Ethics, Business Code of Conduct, and Corporate Governance Guidelines, as well as the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, are posted on our website at: http://www.tier.com.

ITEM 11—EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy, Objectives, and Design
Compensation Philosophy
Our compensation philosophy for all our employees is to create an overall compensation package that provides fair and competitive cash compensation and aligns performance-based incentives with the interests of our shareholders. This compensation philosophy is particularly true for our Chief Executive Officer, Chief Financial Officer and our other three most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2009, as we rely on their leadership, management skills, and experience for Tier’s continued growth and development. We refer to these executive officers as our “named executive officers”.
Compensation Objectives
Our Compensation Committee establishes and reviews our overall executive compensation philosophy and objectives and oversees our executive compensation programs. The primary goals of our compensation program are to:
•	attract, retain, and motivate talented employees;

•	support business strategies that promote sustained growth and development;

•	reward the achievement of business results through the delivery of competitive pay and performance-based incentive programs; and

•	link executives’ goals with the interests of shareholders by tying a portion of compensation to our stock.
We design our compensation strategy and packages for our executive officers to further these goals.
Performance
Our goal is to encourage and sustain high-quality performance by our executives. To achieve this goal, we compensate our executives for their individual skills, talents, leadership qualities, and responsibilities, primarily through base salary. To encourage our executives to meet and exceed current performance levels, enhance their skill levels, and maximize their contributions to our company, we also provide performance-based cash incentive compensation, framed around consolidated company and business unit targets for the executive’s area of responsibility. The combination of guaranteed cash compensation in the form of base salary and the potential for additional performance-based compensation through our incentive compensation programs allow us to reward our executives for the value they add to our company.
Alignment
To align the interests of our executives with those of our company and our shareholders, we provide performance-based cash incentive and long-term incentive compensation. Cash incentive compensation is based in part on Tier’s achieving specific goals or targets for the fiscal year. By linking individual incentive compensation to Tier’s goals, we align the interests of our executives with those of our shareholders. In addition, we provide long-term incentives to our executives through stock options, restricted stock units (RSUs) and performance stock units

(PSUs). This further aligns the interests of our executives with our shareholders as contributors to Tier’s growth and value based upon stock performance. Through our long-term incentive program, executives only receive a benefit through a sustained increase in our stock price.
Retention
We operate in a competitive work environment in which executives are presented with many opportunities outside of Tier. It is important to retain and grow our current leadership to provide stability within our organization and allow for sustained focus and effort to grow and develop the company for continued success. We believe that a combination of market-based competitive salaries and cash bonuses combined with performance-based short- and long-term incentives awarded to our executives through cash incentives and stock options and other equity-based awards promotes long-term tenure within our organization and sustainable shareholder value.
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
Role of the Compensation Committee and Chief Executive Officer
The Compensation Committee’s primary responsibility is to discharge the Board’s responsibilities relating to compensation of our executives. It carries out these responsibilities by:
•	reviewing and approving the compensation for our Chief Executive Officer and other executive officers;

•	reviewing executive bonus plan allocations;

•	overseeing and advising the Board on the adoption of policies that govern our compensation programs; and

•	approving grants of stock options and other stock awards to our executive officers.
Our Chief Executive Officer assists the Compensation Committee by recommending and reviewing compensation packages for all other executive officers. The Chief Executive Officer discusses company and individual performance objectives and results with the Compensation Committee in connection with establishing cash incentive and long-term incentive compensation metrics and determining amounts to be awarded. The Chief Executive Officer also provides input and makes recommendations concerning the terms of his own compensation package.
The other named executive officers do not determine their own compensation or the compensation of other executives, although they may discuss with the Chief Executive Officer the performance objectives and results that are utilized in establishing performance metrics used in cash incentive compensation calculations and determining amounts to be awarded.
Use of Compensation Consultants and Peer Groups
To align our executives’ compensation with the market, our Compensation Committee typically uses outside consulting services when hiring a new executive, entering into an employment agreement with a key executive, and reviewing and determining compensation levels and practices from time to time in accordance with market best practices. These consultants, which are engaged directly by the Compensation Committee, provide market data from comparable companies. The Compensation Committee uses this data to determine whether the compensation packages for our executives are reasonable and competitive with those of similar companies in the marketplace, which we refer to as peer groups. We typically conduct peer group studies when we are filling a new or vacant position within the Company or when the Compensation Committee requests such a study in order to determine whether our executive compensation levels are appropriately aligned with the peer group. We did not conduct a peer group study for fiscal year 2009.
In prior fiscal years, the Compensation Committee has used peer group studies from John F. Reda & Associates to provide market-based compensation information for the positions of Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Senior Vice President, Strategic Marketing; Senior Vice President Sales and Marketing; Senior Vice President EPP Operations; Chief Technical Officer; General Counsel; Controller; and Vice President Human Resources. Studies of peer group companies included a review of base salary, cash incentive compensation, and long-term equity incentive compensation.
During the peer group review for fiscal year 2008, the Compensation Committee used the following peer group for determining our executive level compensation packages:

ACI Worldwide Inc.	Intersections Inc.	S1 Corp
ASTA Funding Inc.	Inx Inc.	Techteam Global Inc.
Bottomline Technologies Inc.	NIC Inc.	TNS Inc.
CSG Systems International Inc.	Online Resources Inc.	TRX Inc.
CyberSource Corp.	Quality Systems Inc.	Tyler Technologies Inc.
	Radiant Systems Inc.	Wright Express Corp
Companies in this peer group were selected because they operated in an industry similar to Tier and were generally comparable to Tier in terms of annual sales, net income, market capitalization and number of employees.
We do not target specific medians, quartiles or measurements from the peer group to determine compensation packages for our executives; instead, we make a qualitative assessment of the competitiveness of our packages based on the totality of the available peer group information.
In fiscal year 2009, we also used John F. Reda & Associates to advise us on the adoption of our Executive Performance Stock Unit Plan, or the PSU Plan, which is further discussed below under Long-term Incentives, and on grants of RSUs to Mr. Rossetti. Reda & Associates was asked to prepare a summary of the accounting and expense impact of the PSU Plan and to make recommendations concerning the number of PSUs to be granted pursuant to the PSU Plan and the number of RSUs to be granted to Mr. Rossetti.

Elements Used to Achieve Compensation Objectives
Our compensation packages are composed of five main elements: base salary; cash incentive compensation; long-term incentives; perquisites and benefits; and change of control provisions. We do not have a specific method of allocating these elements when determining overall compensation.
Base Salary
The purpose of the base salary is to attract and retain talented employees, as well as compensate individuals for services rendered. Base salary is a material component of an executive’s compensation package.
Base salary is intended to reflect each executive’s role and responsibility within the company, as well as the skills, experience, and leadership qualities the individual brings to the respective position. The Compensation Committee does not assign relative weights or rankings to the factors used to determine base salary; rather, a qualitative determination is made based upon all the factors under consideration.
We typically conduct salary reviews for all employees, including our named executive officers, in November of each fiscal year. At that time, the Compensation Committee considers base salaries of our executive officers and determines whether to approve base salary increases. Any base salary increases that are approved in November typically become effective in December. Base salary increases for our named executive officers are determined by evaluating base salary currently in place; the performance and achievements of the individual for the review period; individual-specific and overall contributions to Tier; and the current hiring market for executive talent. The Compensation Committee also considers the performance of the applicable executive’s strategic business area, if applicable, and cost of living adjustments.
The following table sets forth the base salaries of our named executive officers for fiscal years 2008 and 2009:

	Base salary rate by fiscal year			% change
	2008	2009		2008 to 2009

Ronald L. Rossetti
Chief Executive Officer and Chairman of the Board	$(1)	$400,000		(1)
Nina K. Vellayan (2)
Executive Vice President, Chief Operating Officer	—	275,000		N/A
Ronald W. Johnston
Senior Vice President, Chief Financial Officer	275,000	272,000	(3)	-1%
Keith S. Kendrick
Senior Vice President, Strategic Marketing	265,000	265,000		0%
Keith S. Omsberg
Vice President, General Counsel and Corporate Secretary	190,000	190,000		0%

(1)	Pursuant to Mr. Rossetti’s employment agreement signed April 30, 2008, Mr. Rossetti’s base salary was reduced from $600,000 to $400,000 per annum, a reduction of 33%, effective May 1, 2008.

(2)	Ms. Vellayan joined Tier in October 2008.

(3)	Mr. Johnston voluntarily reduced his base salary from $275,000 to $272,000 for fiscal year 2009, effective January 2009.

Cash Incentive Compensation
Our cash incentive compensation plans are designed to:
•	align the management team’s financial interests with those of our shareholders;

•	support a performance-oriented environment that rewards business unit and Tier’s overall results;

•	attract, motivate, and retain key management critical to Tier’s long-term success; and

•	align compensation with Tier’s business strategy, values, and management initiatives.
A combination of base salary, cash incentive compensation, and long-term incentives are used to attract, motivate, and retain our executive officers and other key contributors. Cash incentives are used in particular to reward performance against defined financial metrics established as part of Tier’s annual budgeting and strategic planning process, such that our executive officers and other key contributors are recognized for the achievement of specific and measurable company and/or business unit performance metrics on an annualized basis.
Our cash incentive compensation plans are linked to Tier’s financial performance goals established annually within our business plan, which is reviewed and approved by our Board. This link allows a component of our executive compensation to be an at-risk payment for achieving threshold, target, and maximum company and business unit performance targets. Throughout the year, the Compensation Committee reviews the cash incentive plans for executives for reasonableness and potential for meeting company or business unit defined performance metrics. If performance targets for the fiscal year are not met, the Compensation Committee may still elect to pay bonus incentive compensation on a discretionary basis. The Compensation Committee may also cancel or amend a cash incentive plan based on the outcome of its periodic reviews.
For fiscal year 2010, Tier plans to use individual performance goals in addition to company performance goals in determining cash incentive compensation for our executives.
For fiscal year 2009, we had one formal cash incentive compensation plan, our management incentive plan, or MIP. We use the term Executive Incentive Plan, or EIP, to refer to the portion of the MIP that applied to our named executive officers in fiscal year 2009. The EIP is discussed in more detail below.
In addition to our formal incentive plans, we may, at the discretion of the Chief Executive Officer or at the discretion of the Compensation Committee, award a cash payment to our executive officers, in recognition of achievements outside of performance metrics established under formal cash incentive plans or award cash incentives under other agreements we enter into with an executive.
Sign-on and Retention Incentives
Consistent with the employment agreement effective October 1, 2008, Ms. Vellayan, our Chief Operating Officer, received a sign-on bonus of $75,000. This bonus was paid in October 2008. Ms. Vellayan would have been obligated to repay this bonus on a pro-rata basis had she completed fewer than twelve consecutive months of service with Tier due to her termination for cause by Tier or her voluntary resignation. The Compensation Committee believes this bonus to Ms. Vellayan incentivized Ms. Vellayan to accept employment with Tier and helped provide stability to the critical position of Chief Operating Officer.
Consistent with the employment agreement entered into June 30, 2008, Mr. Kendrick, our Senior Vice President, Strategic Marketing, received a guaranteed bonus of 50% of his base salary, or a bonus of $132,500, following the one year anniversary of his employment. This bonus was paid in August 2009. The Compensation Committee believes this bonus to Mr. Kendrick incentivized Mr. Kendrick to accept employment with Tier and helped provide stability to the critical position of Senior Vice President, Strategic Marketing.
Executive Incentive Plan
In the first quarter of fiscal year 2009, our Board approved performance targets under the EIP. All of our named executive officers participate in the EIP. The EIP was designed to reward eligible employees for the achievement of performance targets by our Continuing Operations business segment on a fiscal year basis. Our Continuing Operations business segment consists of our electronic payments solutions operations and our wind-down operations, which consist of certain operations we intend to wind down over the next three years. The Continuing Operations targets, including threshold, target, and stretch performance targets with associated levels of payout, were approved by the Compensation Committee based upon Tier’s strategic plan and budget process and the formulation of specific Continuing Operations performance targets.
The following tables illustrate the performance metric and related potential threshold, target, and maximum payouts for fiscal 2009 under the EIP for Messrs. Rossetti, Johnston, Kendrick, and Omsberg and Ms. Vellayan. For each officer, the performance metric was net income from continuing operations before interest, tax, depreciation and amortization and stock based equity compensation (EBITDA) as outlined below.
Estimated Payout Levels (1)

	Threshold:	Target:	Maximum:
Name	EBITDA of $0.75 million	EBITDA of $1.0 million	EBITDA of $1.25 million

Ronald L. Rossetti	$300,000	$400,000	$500,000
Nina K. Vellayan	137,500	206,250	275,000
Ronald W. Johnston	137,500	165,000	206,250
Keith S. Kendrick	132,500	159,000	198,750
Keith S. Omsberg	19,000	28,500	38,000

(1)	The following table provides detail on the basis of the estimated payout levels:
Percentage of base salary

Name	Threshold	Target	Maximum

Ronald L. Rossetti	75%	100%	125%
Nina K. Vellayan	50%	75%	100%
Ronald W. Johnston (a)	50%	60%	75%
Keith S. Kendrick	50%	60%	75%
Keith S. Omsberg	10%	15%	20%

(a)	Mr. Johnston’s estimated payout amounts were calculated on a base salary of $275,000, which represented his base salary per his employment agreement.
During fiscal year 2009, Tier exceeded the maximum EBITDA goal of $1.25 million. However, the Compensation Committee, on management’s recommendation, determined that EIP payouts for fiscal year 2009 would be determined as if the target EBITDA, rather than the maximum EBITDA, had been achieved, in order to make additional funds available for bonuses payable to individuals other than our executive officers. The following table provides a summary of the actual cash incentive and/or bonus payments made to our named executive officers for fiscal year 2009:

	2009 Payout
Named executive officer	EIP	Bonus

Ronald L. Rossetti	$400,000	$—
Nina K. Vellayan	206,250	75,000
Ronald W. Johnston	165,000	—
Keith S. Kendrick (1)	59,625	132,500
Keith S. Omsberg	28,500	—

Total incentive payout	$859,375	$207,500

(1)	In accordance with the terms of his employment agreement, Mr. Kendrick’s EIP award was reduced by $99,375, the amount of his guaranteed bonus that was attributed to fiscal year 2009, from his target level of $159,000.
Long-term Incentives
To further align our executives’ financial interests with those of our shareholders, we provide long-term incentives through our Amended and Restated 2004 Stock Incentive Plan, or the 2004 Plan and the PSU Plan. These incentives are designed to motivate employees through equity ownership or compensation tied to stock appreciation and provide a pay-at-risk element to our compensation package. Under the 2004 Plan, the Compensation Committee has the authority to issue stock options, stock appreciation rights, restricted stock, or other stock-based awards to all employees, officers, directors, consultants, and advisors at its discretion. We issue stock options and RSUs under the 2004 Plan as a method for providing long-term equity incentives to our executives. Since the options are granted with an exercise price equal to the closing price of our common stock on the day preceding the grant date and RSUs are earned based upon share value performance over a defined measurement period, executives receive a benefit only if the stock price appreciates over the term of the option or RSU. We believe these long-term incentives motivate all eligible employees to meet and/or exceed performance goals and contribute to the overall growth and value of Tier. We have granted RSUs to Mr. Rossetti pursuant to his Enterprise Value Award Plan, or EVA Plan.
The Compensation Committee meets at least four times per year. At these meetings the Compensation Committee reviews, among other things, new hire status, promotions, and achievements of current executives, in determining whether to make stock option or RSU grants. Options and RSUs are considered granted on the date the Compensation Committee approves the granting of the options and/or the RSUs. RSUs, while awarded at the time of grant by the Compensation Committee, are earned upon the achievement of defined and sustained share value performance targets. The Compensation Committee awards options and RSUs at its discretion and in accordance with 2004 Plan requirements as to the number of awards that may be awarded to executives throughout a fiscal year, taking into account an executive’s performance, level of responsibility and future contributions to Tier. Under the terms of the 2004 Plan, the maximum number of shares with respect to which awards may be granted to any individual is 300,000 shares per fiscal year. The maximum number of RSUs that may be awarded under the terms of the 2004 Plan is 500,000 units. We reached this maximum number of RSUs during fiscal year 2008. As such, all future RSU awards will be made outside of the 2004 Plan and settled in cash. Subject to provisions relating to vesting acceleration that apply under certain circumstances, options typically vest over five years, with 20% of the underlying shares vesting on the each of the first five anniversaries of the grant date, and have a maximum ten year term, and RSUs typically vest three years after they are earned. Options and RSUs that are unvested upon an executive’s termination are generally forfeited, unless otherwise provided in an option agreement or employment agreement. We believe this encourages executive performance, tenure and the promotion of sustained growth with Tier. However, our named executive officers may be entitled to accelerated vesting of their options and RSUs under certain circumstances, including a change of control. See Potential Payments Upon Termination or Change in Control on page 25 for additional information.
Executive Performance Stock Unit Plan
In an effort to further align our executives’ financial interests with those of our shareholders and promote stability in key executive positions, the Compensation Committee adopted the PSU Plan on December 4, 2008, or the effective date. Under the PSU Plan, a maximum of 800,000 units may be issued for awards to eligible executives. The units will be awarded only upon the achievement and maintenance for a period of 60 days of specific share performance targets, or Share Price Performance Targets, that, for the initial participants in the PSU Plan, are $8.00, $9.50, $11.00, and $13.00 per share. For participants hired after the effective date, the Committee will establish Share Price Performance Targets based on 25%, 50%, 75%, and 100% increases in the share price. The PSUs will be awarded in four equal tranches at those Share Price Performance Targets.
Any PSUs awarded will vest on December 4, 2011, the third anniversary of the effective date, unless they vest earlier upon a change of control event as described below.
We intend to pay PSUs in cash in the pay period in which the grant becomes fully vested. However, if we have shares available for such issuance under, if required, a shareholder approved plan, we may instead issue shares of our common stock in an amount equivalent to the value of the PSUs. An executive will be entitled to receive a payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that have been awarded to the executive.
Under the PSU Plan’s change of control provision, if we experience a change of control event, the units that have been awarded or would be awarded based upon the per share value realized by our stockholders in the change of control event will be immediately awarded, and the payment due to the executive will be based on such per share value realized by our stockholders in the change of control event, not to exceed $15.00 per share. If the executive continues to be employed by the surviving entity following the change of control event, the award will vest and be paid at the earlier of two years after the change of control event or three years after the effective date of the PSU Plan. Payment of the award may be accelerated following a change of control event for a termination without cause, death or disability, or resignation for good reason that occurs within 24 months of the change of control event. The PSU Plan defines a change of control event as:
•	any person, entity, or affiliated group becoming the beneficial owner or owners of more than 50% of the outstanding equity securities of Tier, or otherwise becoming entitled to vote shares representing more than 50% of the undiluted total voting power of our then-outstanding securities eligible to vote to elect members of the Board;

•	a consolidation or merger (in one transaction or a series of related transactions) of Tier pursuant to which the holders of our equity securities immediately prior to such transaction or series of transactions would not be the holders immediately after such transaction or series of related transactions of more than 50% of the securities eligible to vote to elect members of the Board of the entity surviving such transaction or series of related transactions; or

•	the sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier.
The following table provides information on long-term incentives issued to our named executive officers during fiscal 2009:

	Restricted	Performance	Stock
Named executive officer	stock units (1)	stock units (2)	options (3)

Ronald L. Rossetti	150,000	—	—
Nina K. Vellayan	—	180,000	200,000
Ronald W. Johnston	—	150,000	75,000
Keith S. Kendrick	—	100,000	50,000
Keith S. Omsberg	—	50,000	15,000

(1)	Granted to Mr. Rossetti under his EVA Plan. These RSUs will be earned upon Tier’s achievement and maintenance for a period of 60 days of a Share Price Performance Target of $8.00 per share. Unless vesting is accelerated under the circumstances discussed under “Potential Payments Upon Termination or Change in Control”, any RSUs that are earned due to the achievement and maintenance of Share Price Performance Targets will vest on April 30, 2011. RSUs are payable in shares unless no shares are available under a shareholder approved plan, in which case they are payable in cash.

(2)	Unless vesting is accelerated under the circumstances discussed under “Potential Payments Upon Termination or Change in Control”, any PSUs that are awarded due to the achievement and maintenance of Share Price Performance Targets will vest on December 4, 2011. PSUs are payable in cash unless shares are available under a shareholder approved plan, in which case they may be payable in the form of shares at the option of the Company.

(3)	Unless vesting is accelerated under the circumstances discussed under “Potential Payments Upon Termination or Change in Control”, options vest over five years, with 20% of the underlying shares vesting on the each of the first five anniversaries of the grant date.
Equity Ownership Guidelines
Members of Tier’s Board of Directors are required to hold shares of Tier common stock with a value equal to three times the amount of the annual retainer paid to directors, calculated using the annual retainer in effect as of the later of March 31, 2009 and the date the director is elected to the Board. Directors are required to achieve the guideline within three years of joining the Board, or, in the case of directors serving at March 31, 2009, within three years of that date. These guidelines may be waived, at the discretion of Tier’s Corporate Governance and Nominating Committee, if compliance would create severe hardship or prevent a director from complying with a court order. Please see Director Compensation for additional information concerning director retainers.
Tier currently does not have equity ownership guidelines for its executive officers.
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
We provide limited perquisites to our Chief Executive Officer and Senior Vice President, Strategic Marketing, as discussed below. We believe these perquisites benefit us and our shareholders by ensuring that these individuals are able to maintain a regular presence at our headquarters to meet their duties and responsibilities in full.
Chief Executive Officer Perquisites
Pursuant to his April 30, 2008 employment agreement, we provide Mr. Rossetti with a fully-furnished corporate apartment located near our corporate headquarters in Reston, Virginia. We also provide Mr. Rossetti with local transportation for travel while he is located in Reston, Virginia.

In addition, we reimburse Mr. Rossetti for travel to and from his current residence to our corporate headquarters. Travel reimbursement includes airfare, ground transportation, parking, and meals. Mr. Rossetti is also provided home office equipment and a cellular phone to assist him in executing his responsibilities while he is absent from our headquarters.
In addition, if Mr. Rossetti recognizes income for income tax purposes as a result of our payment of certain expenses, we are obligated to make a tax gross-up payment to Mr. Rossetti based upon the additional tax liability.
Tier’s Compensation Committee has expressed the intent not to include a tax gross-up provision in any new employment contract.
Senior Vice President, Strategic Marketing Perquisites
Pursuant to his June 30, 2008 employment agreement, we provide Mr. Kendrick with a fully-furnished corporate apartment located near our corporate headquarters in Reston, Virginia. We also provide Mr. Kendrick with local transportation for travel while he is located in Reston, Virginia. In addition, we reimburse Mr. Kendrick for travel to and from his current residence to our corporate headquarters. Travel reimbursement includes airfare, ground transportation, parking, and meals. Mr. Kendrick is provided home office equipment and a cellular phone to assist him in executing his responsibilities while he is absent from our headquarters.
In addition, if Mr. Kendrick recognizes income for income tax purposes as a result of our payment of certain expenses, we are obligated to make a tax gross-up payment to Mr. Kendrick based upon the additional tax liability.
Tier’s Compensation Committee has expressed the intent not to include a tax gross-up provision in any new employment contract.
Change of Control
Our named executive officers have change of control arrangements through their employment agreements. We provide change of control arrangements to our executives to promote stability and continuity at a time when the departure of executive officers would be detrimental to our growth and development and shareholder value. Executives are entitled to change of control payments upon termination within one year of a change of control event. In addition, under the terms of his employment agreement, Mr. Rossetti is also entitled to full vesting of certain equity awards effective immediately prior to a change of control during the term of his employment agreement, regardless of whether his employment is terminated. Payments are generally due to the executive within thirty days of his or her termination (or such later date as is required for compliance with tax laws governing deferred compensation). For a change of control provision to be triggered (other than, in the case of Mr. Rossetti, the vesting acceleration discussed above), the change of control event, as defined below, must occur and the executive’s employment must terminate.
A change of control is defined in our employment agreements, other than Mr. Rossetti’s, as:
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

•	the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier;

•	the dissolution or liquidation of Tier; or

•	the date on which we (i) consummate a “going private” transaction pursuant to Section 13 and Rule 13e-3 of the Exchange Act, or (ii) no longer have a class of equity securities registered under the Exchange Act .
Under Mr. Rossetti’s employment agreement, each of the following would constitute a “change of control”:
•	any person, entity or affiliated group becoming the beneficial owner or owners of more than 35% of the outstanding equity securities of Tier, or otherwise becoming entitled to vote shares representing more than 35% of the undiluted total voting power of our then-outstanding securities eligible to vote to elect members of the Board;

•	a consolidation or merger (in one transaction or a series of related transactions) of Tier pursuant to which the holders of our equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 65% of the securities eligible to elect members of the board of directors of the entity surviving such transaction or series of related transactions; or

•	the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier.
For potential payments upon a change of control arrangements for our named executive officers, see Potential Payments Upon Termination or Change in Control on page 25.
Tax and Accounting Implications
Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows federal tax deductions for compensation in excess of $1.0 million paid, generally, to the Chief Executive Officer and the next three highly paid officers, other than the Chief Financial Officer. Compensation that is “performance-based” within the meaning of the Code does not count toward the $1.0 million limit. We believe it is in our best interest, to the extent practicable, to have executive compensation be fully deductible under the Code. However, the Compensation Committee has full discretion to provide compensation that potentially may not be fully deductible.
Accounting for Share-Based Compensation
We value share-based compensation based on the grant date fair value using the Black-Scholes model for options and the Monte Carlo simulation option pricing model for RSUs and PSUs. We recognize compensation expense over the vesting period of the option, RSU or PSU grants, which ranges from three to five years. Additional information about the valuation of our options and RSUs can be found in Note 14—Share-Based Payment of our Annual Report on Form 10-K for fiscal year ended September 30, 2009.
EXECUTIVE COMPENSATION
This section provides certain tabular and narrative information regarding the compensation of our named executive officers. Johnston, Kendrick and Omsberg became executive officers during the fiscal year ended September 30, 2008 and Ms. Vellayan became an executive officer during fiscal year 2009; therefore, only fiscal year 2008 and 2009 information is reported for Messrs. Johnston, Kendrick and Omsberg, and only fiscal year 2009 information is reported for Ms. Vellayan. For additional information regarding compensation of the named executive officers, see Compensation Discussion and Analysis beginning on page 8.
Summary Compensation Table
The following table sets forth information regarding compensation of our named executive officers during the fiscal years ended September 30, 2009, 2008 and 2007. References to “years” in the tables in this section are to our fiscal years ended September 30, 2009, September 30, 2008 and September 30, 2007.

						Non-equity
						incentive plan	All other
Name and principal		Salary	Bonus	Stock awards	Option awards	compensation	compensation	Total
position	Year	($)	($) (1)	($) (2)	($) (2)	($) (3)	($) (4)	($)

Ronald L. Rossetti	2009	$400,000	$—	$513,497	$—	$400,000	$228,061	$1,541,558
Chief Executive Officer, Chairman of the Board	2008	589,231	390,513	264,583	—	—	278,363	1,522,690
	2007	600,000	600,000	—	119,375	—	230,710	1,550,085

Nina K. Vellayan Executive Vice President, Chief Operating Officer	2009	267,596	75,000	219,180	47,215	206,250	8,028	823,269

Ronald W. Johnston (5) Senior Vice President, Chief Financial Officer	2009	272,692	—	182,650	232,971	165,000	8,180	861,493
	2008	172,158	68,750	—	58,326	—	4,943	304,177

Keith S. Kendrick	2009	265,000	132,500	121,767	72,783	59,625	95,405	747,080
Senior Vice President, Strategic Marketing	2008	68,288	—	—	18,018	—	42,953	129,259

Keith S. Omsberg Vice President, General Counsel and Secretary	2009	190,000	—	60,883	47,845	28,500	4,385	331,613
	2008	188,000	92,500	—	50,706	—	5,585	336,791

(1)	Reflects the following bonus payouts for fiscal years 2009, 2008 and 2007:

		Employment
Name	Year	agreement	Discretionary	Total bonus payout

Ronald L. Rossetti	2008	$166,667	$223,846	$390,513
	2007	600,000	—	600,000

Nina K. Vellayan	2009	75,000	—	75,000

Ronald W. Johnston	2008	68,750	—	68,750

Keith S. Kendrick	2009	132,500	—	132,500

Keith S. Omsberg	2009	—	—	—
	2008	—	92,500	92,500
See pages 12 through 14 for additional information on bonus payments.

(2)	The amounts included in these columns reflect the dollar amount recognized as an expense for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 for stock awards (consisting of RSUs in the case of Mr. Rossetti and PSUs in the case of the other named executives) and stock option awards, calculated in accordance with U.S. GAAP, excluding any estimate of forfeitures. Accordingly, the columns include amounts relating to awards granted during and prior to the year indicated. The following table summarizes the amounts shown in the “Stock Awards” and “Option Awards” columns and the amount included for each such award for fiscal year 2009. Assumptions used in the calculation of these amounts and the amounts for fiscal year 2009 are included in footnote 14 to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2009, as amended.

	Stock Awards			Option Awards
		Total number of			Total number of
		shares underlying	Amount included in		shares underlying	Amount included in
Name	Date of award	stock awards (#)	fiscal 2009 ($)	Date of award	options awarded (#)	fiscal 2009 ($)

Ronald L. Rossetti	12/4/08	150,000	$102,222	—	—	$—
	4/30/08	550,000	411,275

Nina K. Vellayan	12/4/08	180,000	219,180	12/4/08	200,000	47,215

Ronald W. Johnston	12/4/08	150,000	182,650	12/4/08	75,000	17,706
				7/1/08	200,000	215,265

						232,971

Keith S. Kendrick	12/4/08	100,000	121,767	12/30/08	50,000	11,409
				6/30/08	100,000	61,374

						72,783

Keith S. Omsberg	12/4/08	50,000	60,883	12/4/08	15,000	3,541
				12/10/07	20,000	13,457
				10/1/07	30,000	21,912
				9/13/06	10,000	5,882
				11/1/04	3,000	2,481
				12/1/03	3,000	572

						47,845

(3)	Reflects cash payouts for fiscal year 2009 under the Executive Incentive Plan.

			Total non-equity incentive
Name	Year	Incentive plan	payout

Ronald L. Rossetti	2009	EIP	$ 400,000

Nina K. Vellayan	2009	EIP	206,250

Ronald W. Johnston	2009	EIP	165,000

Keith S. Kendrick	2009	EIP	59,625

Keith S. Omsberg	2009	EIP	28,500
     See page 13 for additional information on the Executive Incentive Plan.
(4)	Consists of:
•	the aggregate incremental cost to Tier of providing perquisites and other personal benefits;

•	company matching contributions under 401(k) plans; and

•	tax reimbursement payments relating to income tax liability incurred by the applicable executive as a result of the Company’s payment for the perquisites described below.
     The following table summarizes the amounts shown in the “All Other Compensation” column:

				Tax	Total all other
Name	Year	Perquisites(a)	401(k)	reimbursement	compensation

Ronald L. Rossetti	2009	$116,802	$7,350	$103,909	$228,061
	2008	183,338	6,900	88,125	278,363
	2007	191,435	6,750	32,525	230,710

Nina K. Vellayan	2009	—	8,028	—	8,028

Ronald W. Johnston	2009	—	8,181	—	8,181
	2008	—	4,943	—	4,943

Keith S. Kendrick	2009	113,959	7,950	—	121,909
	2008	35,986	1,835	5,132	42,953

Keith S. Omsberg	2009	—	4,385	—	4,385
	2008	—	5,585	—	5,585

(a)	See Perquisites and Benefits in Compensation Discussion and Analysis beginning on page 8 for a discussion of perquisites provided to executives. Perquisites include:
•	expenses for corporate apartments located near our corporate headquarters in Reston, Virginia, including utilities;

•	expenses for local transportation while the executive is located in Reston and air and ground transportation, meals and lodging for travel by the executive to and from his home to our corporate headquarters in Reston; and

•	legal consultation fees relating to negotiation and review of the executive’s employment agreement.
The following table summarizes the amounts shown in the “Perquisites” column:

Name	Year	Corporate apartment*	Travel*		Legal consultation*	Total

Ronald L. Rossetti	2009	$ 52,459	$ 64,343		$ —	$116,802
	2008	39,096	113,431		30,811	183,338
	2007	41,232	130,375	**	19,828	191,435

Keith S. Kendrick	2009	28,221	59,234		—	87,455
	2008	8,310	19,371		8,305	35,986

*	Amounts reflect aggregate incremental cost to the Company, which is equal to the Company’s out-of-pocket costs for these perquisites.

**	Includes travel by chartered private jet for business meeting which Mr. Rossetti attended. Total cost was $27,295 and is split equally between Mr. Rossetti and a former executive who attended the meeting.

(5)	Mr. Johnston served as interim Chief Financial Officer from April 2008 to June 2008.
Fiscal 2009 Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards made to the named executive officers during the fiscal year ended September 30, 2009:

													Closing
										All other			market	Grant date
										option		Exercise or	price	fair
										awards:		base price	of common	value of
		Estimated possible payouts under			Estimated future payouts under					number of		of	stock	stock
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (1)					securities		option	on date of	and option
		Threshold	Target	Maximum	Threshold		Target	Maximum		underlying		awards	grant	awards ($)
Name	Grant date	($) (2)	($) (3)	($) (4)	(#)		(#)	(#)		options (#)		($/s h) (5)	($/s h) (5)	(6)

Ronald L. Rossetti		$300,000	$400,000	$500,000	—		—	—		—		$—	$—	$—
	12/4/2008	—	—	—	150,000	(7)	(9)	700,000	(10)	—		—	—	—

Nina K. Vellayan		137,500	206,250	275,000	—		—	—		—		—	—	—
	12/4/2008	—	—	—	45,000	(8)	(9)	180,000	(11)	200,000	(12)	4.25	4.34	850,000

Ronald W. Johnston		137,500	165,000	206,250	—		—	—		—		—	—	—
	12/4/2008	—	—	—	37,500	(8)	(9)	150,000	(11)	75,000	(13)	4.25	4.34	318,750

Keith S. Kendrick		132,500	159,000	198,750	—		—	—		—		—	—	—
	12/4/2008	—	—	—	25,000	(8)	(9)	100,000	(11)	—		—	—	—
	12/30/2008	—	—	—	—		—	—		50,000	(13)	4.73	4.93	236,500

Keith S. Omsberg		19,000	28,500	38,000	—		—	—		—		—	—	—
	12/4/2008	—	—	—	12,500	(8)	(9)	50,000	(11)	15,000	(13)	4.25	4.34	63,750

(1)	For additional information concerning performance metrics and payouts under non-equity and equity incentive plan awards, see pages 13 through 15.

(2)	The threshold amount represents the amounts payable to the executive if we met our corporate performance threshold goal of EBITDA of $750,000 for fiscal 2009 under the Executive Incentive Plan.

(3)	The target amount represents the amounts payable to the executive if we met our corporate performance target goal of EBITDA of $1.0 million for fiscal 2009 under the Executive Incentive Plan.

(4)	The maximum amount represents the amounts payable to the executive if we met our corporate performance stretch goal of EBITDA of $1.25 million for fiscal 2009 under the Executive Incentive Plan. During fiscal year 2009, we exceeded this stretch goal. However, the Compensation Committee, on management’s recommendation, determined that EIP payouts for fiscal year 2009 would be determined as if the target EBITDA, rather than the maximum EBITDA, had been achieved, in order to make additional funds available for bonuses payable to individuals other than our executive officers.

(5)	The exercise price of the options granted to the individuals shown above was the closing price of Tier’s common stock on the day prior to the grant date.

(6)	Represents the full grant date fair value of each equity-based award, computed in accordance with U.S. GAAP.

(7)	The threshold amount represents the number of RSUs that would be issuable to Mr. Rossetti under his EVA Plan if we achieved and maintained a Share Price Performance Target of $8.00 per share, which is the lowest Share Price Performance Target under the EVA Plan, for a period of 60 days, subject to vesting requirements. RSUs that are earned vest on April 30, 2011. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control. RSUs are payable in shares unless no shares are available under a shareholder approved plan, in which case they are payable in cash.

(8)	The threshold amount represents the number of PSUs that would be issuable to the applicable executive under the PSU Plan if we achieved and maintained a Share Price Performance Target of $8.00 per share, which is the lowest Share Price Performance Target under the PSU Plan, for a period of 60 days, subject to vesting requirements. If the applicable Share Price Performance Targets are met, PSUs vest on December 4, 2011. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control. PSUs are payable in cash unless shares are available under a shareholder approved plan, in which case they may be payable in the form of shares at the option of Tier.

(9)	As discussed on page 26, each of Mr. Rossetti’s EVA Plan and the PSU Plan has four payout levels, each of which is associated with a Share Price Performance Target. The threshold payout level, which is associated with the lowest Share Price Performance Target, is discussed in notes (7) and (8) above. The maximum payout level, which is associated with the highest Share Price Performance Target, is discussed in notes (10) and (11) below. The middle two payout levels are the target payout levels. If Tier achieves either of the two middle Share Price Performance Targets, Mr. Rossetti will earn the number of RSUs associated with that Share Price Performance Target, and the other named executive officers will earn the number of PSUs associated with that Share Price Performance Target, in each case subject to the vesting requirements noted in footnotes (7) and (8) above.

(10)	The maximum amount represents the number of RSUs that would be issuable to Mr. Rossetti under his EVA Plan if Tier achieved and maintained a Share Price Performance Target of $15.00 per share, which is the highest Share Price Performance Target under the EVA Plan, for a period of 60 days, subject to the vesting requirements noted in footnote (7) above.

(11)	The maximum amount represents the number of PSUs that would be issuable to the applicable executive under the PSU Plan if Tier achieved and maintained a Share Price Performance Target of $13.00 per share, which is the highest Share Price Performance Target under the PSU Plan, for a period of 60 days, subject to the vesting requirements noted in footnote (8) above.

(12)	Ms. Vellayan was awarded an option to purchase 200,000 shares of Tier stock pursuant to her employment agreement. These options, which were granted under the 2004 Plan, vest as to 20% of the underlying shares on each of the first five anniversaries of the date granted and expire in ten years. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

(13)	These options were granted under the 2004 Plan, vest as to 20% of the underlying shares on each of the first five anniversaries of the date granted and expire in ten years. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.
Outstanding Equity Awards at 2009 Fiscal Year-End
The following table sets forth for each named executive officer certain information about stock options and unvested and unearned equity incentive plan awards held at the end of the fiscal year ended September 30, 2009:

	Option Awards					Stock Awards
		Number of				Equity incentive	Equity incentive
	Number of	securities				plan awards:	plan awards:
	securities	underlying				Number of	Market or payout
	underlying	unexercised				unearned	value of unearned
	unexercised	options		Option		shares, units, or	shares, units or
	options	(#)		exercise	Option	other rights that	other rights that
	(#)	Unexercisable		price	expiration	have not vested	have not vested
Name	Exercisable	(a)		($)	date	(#)	($) (d)
Ronald L. Rossetti	25,000	—		$6.94	01/21/11
	10,000	—		19.56	01/22/12
	10,000	—		13.75	01/30/13
	15,000	—		8.62	01/27/14
	5,000	—		9.77	10/07/14
	20,000	—		8.30	06/29/15
	300,000	—		5.50	07/25/16
						150,000 (b)	1,272,000

	385,000	—				150,000

Nina K. Vellayan	—	200,000	(1)	4.25	12/03/18
						45,000 (c)	381,600

	—	200,000				45,000

Ronald W. Johnston	66,666	133,334	(2)	8.01	06/30/18
	—	75,000	(3)	4.25	12/04/18
						37,500 (c)	318,000

	66,666	208,334				37,500

Keith S. Kendrick	20,000	80,000	(4)	7.80	06/29/18
	—	50,000	(5)	4.73	12/29/18
						25,000 (c)	212,000

	20,000	130,000				25,000

Keith Omsberg	2,500	—		16.04	07/04/12
	3,000	—		7.81	11/30/13
	2,400	600	(6)	8.60	10/31/14
	6,000	4,000	(7)	7.05	09/12/16
	6,000	24,000	(8)	10.20	09/30/17
	4,000	16,000	(9)	9.25	12/09/17
	—	15,000	(10)	4.25	12/03/18
						12,500 (c)	106,000

	23,900	59,600				12,500

(a)	Vesting schedules of the unexercisable option awards are set forth below. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

	Footnote
Name	reference	Vesting date	Number vesting

Nina K. Vellayan	(1)	12/04/09	40,000
		12/04/10	40,000
		12/04/11	40,000
		12/04/12	40,000
		12/04/13	40,000

Ronald W. Johnston	(2)	07/01/10	66,667
		07/01/11	66,667

	(3)	12/04/09	15,000
		12/04/10	15,000
		12/04/11	15,000
		12/04/12	15,000
		12/04/13	15,000

Keith S. Kendrick	(4)	06/29/10	20,000
		06/29/11	20,000
		06/29/12	20,000
		06/29/13	20,000

	(5)	12/30/09	10,000
		12/30/10	10,000
		12/30/11	10,000
		12/30/12	10,000
		12/30/13	10,000

Keith S. Omsberg	(6)	11/01/09	600

	(7)	09/13/10	2,000
		09/13/11	2,000

	(8)	10/01/09	6,000
		10/01/10	6,000
		10/01/11	6,000
		10/01/12	6,000

	(9)	12/10/09	4,000
		12/10/10	4,000
		12/10/11	4,000
		12/10/12	4,000

	(10)	12/04/09	3,000
		12/04/10	3,000
		12/04/11	3,000
		12/04/12	3,000
		12/04/13	3,000

(b)	The table above shows the number of RSUs that would be earned by Mr. Rossetti upon achievement and maintenance of the threshold Share Price Performance Target, or $8.00 per share, for the required 60 day period. Mr. Rossetti has been granted a total of 700,000 RSUs (including the 150,000 RSUs show in the table above) under his EVA Plan. These RSUs are earned when the Share Price Performance Targets shown below are met and maintained for 60 consecutive days, and RSUs that are earned vest on April 30, 2011. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

Share Price Performance Target	Number of RSUs

$8.00	150,000
11.00	180,000
13.00	185,000
15.00	185,000

700,000

(c)	The table above shows the number of PSUs that would be earned by the named executive officers upon achievement and maintenance of the threshold Share Price Performance Target, or $8.00 per share, for the required 60 day period. The named executive officers have been granted the total number of PSUs shown in the table below (which includes the PSUs shown in the table above) under the PSU Plan. These PSUs are earned when the Share Price Performance Targets shown below are met and maintained for 60 consecutive days. PSUs that have been earned vest December 4, 2011. Please see Compensation Discussion and Analysis – Long-term Incentives for additional detail. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

	Number of Units at Share Price Performance Target
					Total units that
					could be
	$8.00	$9.50	$11.00	$13.00	awarded
Nina K. Vellayan	45,000	45,000	45,000	45,000	180,000
Ronald W. Johnston	37,500	37,500	37,500	37,500	150,000
Keith S. Kendrick	25,000	25,000	25,000	25,000	100,000
Keith S. Omsberg	12,500	12,500	12,500	12,500	50,000

Total					480,000

(d)	Represents the market value of RSUs or PSUs, as applicable, issuable to the applicable executive upon achievement and maintenance of the $8.00 threshold Share Price Performance Target for the required 60 day period, subject to the vesting requirements noted in footnotes (b) and (c) above. The market value was determined by multiplying $8.48 (the closing price of Tier’s stock at September 30, 2009) by the number of RSUs or PSUs, as applicable.
Fiscal 2009 Option Exercises and Stock Vested
The following table sets forth for each named executive officer certain information about stock options that were exercised during the fiscal year ended September 30, 2009:

Option awards
Number of shares
	acquired on exercise	Value realized on
Name	(#)	exercise ($) (1)

Ronald L. Rossetti	20,000	$12,350

Nina K. Vellayan	—	—

Ronald W. Johnston	—	—

Keith S. Kendrick	—	—

Keith S. Omsberg	—	—

(1)	Amount realized on exercise was determined by multiplying $7.43 (the closing price of Tier’s common stock at July 14, 2009, the date of exercise) by the number of shares exercised and subtracting the aggregate exercise price paid for such shares.
Potential Payments Upon Termination or Change of Control
This section provides information regarding payments and benefits to the named executive officers that would be triggered by termination of the officer’s employment (including voluntary termination, involuntary termination, resignation for good reason and termination due to death or disability) or a change of control of Tier. The term “change of control” is defined in the Change of Control section of the Compensation Discussion and Analysis on page 17.

Other key terms in our employment agreements with our named executive officers are “cause” and “good reason”. Summaries of these definitions, which are qualified by reference to the full definitions and related provisions in the employment agreements, are as follows:
Cause shall mean a finding by Tier of:
•	a conviction of the named executive officer of, or a plea of guilty or nolo contendere by the named executive officer to, any felony;

•	an intentional violation by the named executive officer of federal or state securities laws;

•	willful misconduct or gross negligence by the named executive officer that has or is reasonably likely to have a material adverse effect on Tier;

•	a failure of the named executive officer to perform his or her reasonably assigned duties for Tier that has or is reasonably likely to have a material adverse effect on Tier;

•	a material violation by the named executive officer of any material provision of our Business Code of Conduct or, in the case of Mr. Rossetti and Mr. Johnston, our Code of Ethics for Chief Executive, Chief Financial and Chief Accounting Officers (or successor policies on similar topics) or any other applicable policies in place;

•	a violation by the named executive officer of any provision of his or her Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement with us; or

•	fraud, embezzlement, theft or dishonesty by the named executive officer against Tier.
Good reason shall mean, without the named executive officer’s prior written consent, the occurrence of any of the following:
•	any reduction in the named executive officer’s base salary, or in the case of Mr. Rossetti, a reduction in his maximum bonus opportunity below 100% of base salary, and in the case of each of Mr. Kendrick and Ms. Vellayan, a reduction in the minimum bonus opportunity below 50% of base salary;

•	in the case of Mr. Rossetti, a material change in the applicable performance goals used to determine his bonus that makes it materially less likely for the goals to be achieved and which change is not reasonable in light of the Company’s business, is designed to make it materially less likely for Mr. Rossetti to obtain the bonus opportunity or is applied solely to Mr. Rossetti (except to the extent relating only to the functions of a Chief Executive Officer);

•	in the case of Mr. Rossetti, any reduction in his title, position or reporting status, unless he is provided with a comparable title, position or reporting status, or any material diminution of his duties, responsibilities, powers or authorities;

•	in the case of Mr. Kendrick and Ms. Vellayan, any material reduction in position and reporting status (defined as reporting directly to the Chief Executive Officer of Tier or an equivalent position), or any material diminution in the nature and scope of duties, responsibilities, powers or authorities consistent with those immediately following commencement of employment by Mr. Kendrick or Ms. Vellayan, as applicable, with Tier, or the assignment of duties and responsibilities materially inconsistent with Mr. Kendrick’s position of Senior Vice President, Strategic Marketing or Ms. Vellayan’s position as Executive Vice President, Chief Operating Officer;

•	in the case of Mr. Johnston and Mr. Omsberg, any material diminution of the named executive officer’s duties, responsibilities, powers, or authorities;

•	in the case of Mr. Kendrick, any requirement imposed upon Mr. Kendrick to relocate his principal residence to any other location than Reston, Virginia or Atlanta, Georgia or a similar metropolitan area;

•	in the case of Mr. Omsberg, any relocation of his principal place of employment by more than 50 miles or a requirement that Mr. Omsberg relocate his principal place of residence by more than 50 miles; or

•	a material breach by Tier of any material provision of the employment agreement.
Under our corporate policy, all employees, including our named executive officers, are entitled to payments for base salary and payout of any accrued personal time off, or PTO, accrued through the termination date, but not yet paid.
Potential Payments Due under our Employment Agreement with our Chief Executive Officer
On April 30, 2008, we entered into an employment agreement with our Chief Executive Officer, Ronald L. Rossetti, which provides that Mr. Rossetti will continue to serve as Tier’s Chief Executive Officer for a three year term ending on April 30, 2011. Pursuant to the terms of this agreement, Mr. Rossetti is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of Tier, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided, in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Rossetti, that Mr. Rossetti signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Mr. Rossetti as of September 30, 2009, upon designated situations outlined in his employment agreement.

				Voluntary
		Involuntary for	Involuntary	termination
Benefits and payments	Voluntary	cause	not for cause	with good		Change of
upon termination	termination(1)	termination(1)	termination(2)	reason(2)	Death (3)	control(4)

Salary	$12,308	$12,308	$412,308	$412,308	$412,308	$812,308
Bonus	400,000	400,000	1,161,881	1,161,881	780,940	1,161,881
Restricted stock units(5)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	—	12,000
Tax gross-up	—	—	—	—	—	1,038,234
Perquisites	—	—	—	—	—	—
Accrued PTO (6)	(10,025)	(10,025)	(10,025)	(10,025)	(10,025)	(10,025)

Total company obligation	402,283	402,283	1,576,164	1,576,164	1,183,223	3,014,398

Stock options (7)	936,150	936,150	936,150	936,150	936,150	936,150

Total benefit to employee	$1,338,433	$1,338,433	$2,512,314	$2,512,314	$2,119,373	$3,950,548

(1)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2009.

(2)	Amounts reflect maximum salary earned and prior year bonus accrued but not paid prior to date of termination, one year’s base salary, bonus equal to the average annual bonus paid to Mr. Rossetti (or for the most recent year, accrued for Mr. Rossetti) for the previous three years, or the Average Historic Bonus, prorated for number of months worked prior to occurrence, bonus equal to the Average Historic Bonus, immediate vesting of all stock options, restricted stock grants and restricted stock units already issued under the EVA Plan (and an extension of the measurement period under the EVA Plan to nine months after the date of termination, with full vesting of awards that become earned because of performance during that nine month period), twelve months’ continuation of health benefits and personal time off accrued through September 30, 2009. In addition, in this scenario, all stock options will be exercisable for a period of one year after the date of Mr. Rossetti’s termination, other than a stock option for 300,000 shares granted to Mr. Rossetti on July 26, 2006, which will be exercisable until the later of five years after the date of his termination or three months following the date he is no longer serving in a capacity that would enable him to be eligible to receive option grants under the 2004 Plan, but in no event later than July 25, 2016.

(3)	Amounts reflect maximum salary earned and prior year bonus accrued but not paid prior to date of termination, one year’s base salary and bonus equal to the Average Historic Bonus, immediate vesting of all stock options, restricted stock grants and restricted stock units already issued under the EVA plan (and an extension of the measurement period under the EVA Plan to nine months after the date of termination, with full vesting of awards that become earned because of performance during that nine month period) and personal time off accrued through September 30, 2009. In addition, in this scenario, all stock options will be exercisable for a period of one year after the date of Mr. Rossetti’s termination due to death, other than a stock option for 300,000 shares granted to Mr. Rossetti on July 26, 2006, which will be exercisable until the date that is five years after the date of his death, but in no event later than July 25, 2016. Amounts payable in the event of a termination due to disability are the same as the foregoing, except that Mr. Rossetti would not be entitled to one year’s base salary and bonus equal to the Average Historic Bonus in the event of a termination for disability.

(4)	The amounts payable to Mr. Rossetti upon a change of control vary depending on the relevant facts. The amounts shown in this column assume that Mr. Rossetti remains employed by Tier for the shorter of (i) 180 days after a change in control (the “CIC Transition Period”) and (ii) the period required by the Board in connection with the change of control, and assists in the transition during such period of employment. In this scenario, Mr. Rossetti is entitled to a payment of two times (a) his base salary in effect on the date of his termination plus (b) a bonus equal to the Average Historic Bonus, immediate vesting of all stock options, restricted stock grants and restricted stock units already issued under the EVA Plan (and an extension of the measurement period under the EVA Plan to nine months after the date of termination, with full vesting of awards that become earned because of performance during that nine month period), gross-ups on payments that are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2009. In another potential scenario, if Tier terminates Mr. Rossetti’s employment without cause during the CIC Transition Period (or within the 60 days preceding a change of control) or he resigns because Tier does not treat him during that period as a senior executive or senior adviser, he will receive the benefits described in the previous sentence, and will also receive the benefits he would have been entitled to had he been terminated without cause by Tier in the absence of a change of control, other than one year’s base salary and a bonus equal to the Average Historic Bonus. In a third scenario, if Mr. Rossetti is terminated or resigns for good reason after the CIC Transition Period (or a shorter period under certain circumstances), such termination would be governed by the applicable provisions of Mr. Rossetti’s employment agreement, depending on the circumstances of the cessation, provided that he would not be entitled to any further cash severance in the form of one year’s base salary or a bonus equal to the Average Historic Bonus. Mr. Rossetti is entitled to immediate vesting of his equity awards and a nine-month extension of the EVA Plan measurement period if he is employed by Tier immediately prior to a change of control, regardless of whether or when his employment is subsequently terminated.

(5)	As of September 30, 2009, the stock price performance targets that trigger the award of RSUs had not been met; therefore, no units were considered awarded or vested for purposes of the table above.

(6)	As of September 30, 2009, Mr. Rossetti’s PTO days taken were in excess of his accrued amount.

(7)	The amount represents the value of vested options as of September 30, 2009 at a closing price of $8.48 less the cost to the employee to exercise the options at their exercise price.
Potential Payments Due under our Employment Agreement with our Chief Operating Officer
Effective October 1, 2008, we entered into an employment agreement with our Chief Operating Officer, Nina K. Vellayan. Pursuant to the terms of this agreement, Ms. Vellayan is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided, in the case of a termination other than for death, disability, or cause or a voluntary termination by Ms. Vellayan, that Ms. Vellayan signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Ms. Vellayan as of September 30, 2009, upon designated situations outlined in her employment agreement.

				Voluntary
		Involuntary for	Involuntary not for	Termination
Benefits and payments	Voluntary	cause	Cause	with good	Death or	Change of
upon termination	termination(1)	termination(1)	termination(2)	reason (2)	disability(2)	control(3)

Salary	$8,462	$8,462	$283,462	$283,462	$283,462	$558,462
Bonus	206,250	206,250	206,250	206,250	206,250	431,250
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	12,594	12,594	12,594	12,594	12,594	12,594

Total company obligation	227,306	227,306	514,306	514,306	514,306	1,020,306
Stock options (5)	—	—	—	—	—	—

Total benefit to employee	$227,306	$227,306	$514,306	$514,306	$514,306	$1,020,306

(1)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2009.

(2)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(3)	Amounts shown are payable in the event of a termination of Ms. Vellayan’s employment by Tier without cause, or a resignation by Ms. Vellayan for good reason, within one year after a change of control, and reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Ms. Vellayan (or for the most recent year, accrued for Ms. Vellayan) for the previous three years (or such shorter period during which Ms. Vellayan was employed), immediate vesting of any stock options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(4)	As of September 30, 2009, the stock price performance targets that trigger the award of performance stock units had not been met; therefore, no units were considered awarded or vested for purposes of the table above. In the event Ms. Vellayan’s employment terminates within 24 months of a change of control due to her death, disability, termination by Tier without cause, or resignation by Ms. Vellayan for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested options as of September 30, 2009 at a closing price of $8.48 less the cost to the employee to exercise the options at their exercise price.
Potential Payments Due under our Employment Agreement with our Chief Financial Officer
On July 1, 2008, we entered into an employment agreement with our Chief Financial Officer, Ronald W. Johnston. Pursuant to the terms of this agreement, Mr. Johnston is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Johnston, Mr. Johnston signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Mr. Johnston as of September 30, 2009, upon designated situations outlined in his employment agreement.

				Voluntary
		Involuntary for	Involuntary not	termination
Benefits and payments	Voluntary	cause	for cause	with good	Death or	Change of
upon termination	termination(1)	termination(1)	termination(2)	reason (2)	disability(2)	control(3)

Salary	$8,369	$8,369	$280,369	$280,369	$280,369	$552,369
Bonus	165,000	165,000	165,000	165,000	165,000	371,250
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	26,049	26,049	26,049	26,049	26,049	26,049

Total company obligation	199,418	199,418	483,418	483,418	483,418	967,668
Stock options (5)	31,333	31,333	31,333	31,333	31,333	31,333

Total benefit to employee	$230,751	$230,751	$514,751	$514,751	$514,751	$999,001

(1)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2009.

(2)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(3)	Amounts shown are payable in the event of a termination of Mr. Johnston’s employment by Tier without cause, or a resignation by Mr. Johnston for good reason, within one year after a change of control, and reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Mr. Johnston (or for the most recent year, accrued for Mr. Johnston) for the previous three years (or such shorter period during which Mr. Johnston was employed), immediate vesting of any stock options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(4)	As of September 30, 2009, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above. In the event Mr. Johnston’s employment terminates within 24 months of a change of control due to his death, disability, termination by Tier without cause, or resignation by Mr. Johnston for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested options as of September 30, 2009 at a closing price of $8.48 less the cost to the employee to exercise the options at their exercise price.
Potential Payments Due under our Employment Agreement with our Senior Vice President, Strategic Marketing
On June 30, 2008, we entered into an employment agreement with our Senior Vice President, Strategic Marketing, Keith S. Kendrick. Pursuant to the terms of this agreement, Mr. Kendrick is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Kendrick, Mr. Kendrick signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Mr. Kendrick as of September 30, 2009, upon designated situations outlined in his employment agreement.

				Voluntary
		Involuntary for	Involuntary not	termination
Benefits and payments	Voluntary	cause	for cause	with good	Death or	Change of
upon termination	termination (1)	termination (1)	termination (2)	reason (2)	disability (2)	control (3)

Salary	$8,154	$8,154	$273,154	$273,154	$273,154	$538,154
Bonus	21,500	21,500	21,500	21,500	21,500	419,000
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	14,593	14,593	14,593	14,593	14,593	14,593

Total company obligation	44,247	44,247	321,247	321,247	321,247	989,747
Stock options (5)	13,600	13,600	13,600	13,600	13,600	13,600

Total benefit to employee	$57,847	$57,847	$334,847	$334,847	$334,847	$1,003,347

(1)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2009.

(2)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(3)	Amounts shown are payable in the event of a termination of Mr. Kendrick’s employment by Tier without cause, or a resignation by Mr. Kendrick for good reason, within one year after a change of control, and reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Mr. Kendrick (or for the most recent year, accrued for Mr. Kendrick) for the previous three years (or such shorter period during which Mr. Kendrick was employed), immediate vesting of options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(4)	As of September 30, 2009, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above. In the event Mr. Kendrick’s employment terminates within 24 months of a change of control due to his death, disability, termination by Tier without cause, or resignation by Mr. Kendrick for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested options as of September 30, 2009 at a closing price of $8.48 less the cost to the employee to exercise the options at their exercise price.
Potential Payments Due under our Employment Agreement with our Vice President, General Counsel and Corporate Secretary
On May 6, 2009, we entered into an employment agreement with our Vice President, General Counsel and Corporate Secretary, Keith S. Omsberg. Pursuant to the terms of this agreement, Mr. Omsberg is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Omsberg, Mr. Omsberg signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Mr. Omsberg as of September 30, 2009, upon designated situations outlined in his employment agreement.

				Voluntary
		Involuntary for	Involuntary not	termination
Benefits and payments upon	Voluntary	cause	for cause	with good	Death or	Change of
termination	termination(1)	termination(1)	termination(2)	reason(2)	disability(2)	control(3)

Salary	$5,846	$5,846	$195,846	$195,846	$195,846	$385,846
Bonus	—	—	—	—	—	96,833
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	19,026	19,026	19,026	19,026	19,026	19,026

Total company obligation	24,872	24,872	226,872	226,872	226,872	519,705
Stock options (5)	10,590	10,590	10,590	10,590	10,590	10,590

Total employee benefit	$35,462	$35,462	$237,462	$237,462	$237,462	$530,295

(1)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2009.

(2)	Amounts reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(3)	Amounts shown are payable in the event of a termination of Mr. Omsberg’s employment by Tier without cause, or a resignation by Mr. Omsberg for good reason, within one year after a change of control, and reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average bonus paid over the preceding three years (which average would include the retention payment in the amount of $85,000 pursuant to the February 5, 2007 retention agreement between Mr. Omsberg and Tier), immediate vesting of options that would have vested within eighteen months of the termination of Mr. Omsberg’s employment, full vesting of all performance stock units awarded in accordance with the PSU Plan (if any), eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2009.

(4)	As of September 30, 2009, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above. In the event Mr. Omsberg’s employment terminates within 24 months of a change of control due to his death, disability, termination by Tier without cause, or resignation by Mr. Omsberg for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested options as of September 30, 2009 at a closing price of $8.48 less the cost to the employee to exercise the options at their exercise price.

DIRECTOR COMPENSATION
The Governance and Nominating Committee of the Board determines the compensation of our non-employee Board members. Compensation is generally reviewed annually, and more frequently when the Governance and Nominating Committee deems necessary, and is compared with companies in the same peer group that is used for evaluating executive compensation. In addition to the results of peer group studies, prior annual retainers and per-meeting fees are taken into account to determine overall compensation.
The following table describes the compensation program for our non-employee directors:

Fiscal
Pay component	2009
Board retainer (payable quarterly in arrears)	$20,000

Board member fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Committee chair retainer (payable quarterly in arrears)
Audit committee	5,000
All other committees	2,500

Committee meeting fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Lead director retainer (payable quarterly in arrears)	5,000
In addition, we reimburse our Board members for reasonable expenses, including travel related expenses, incurred to attend Board and/or committee meetings.
Effective October 1, 2008, the Governance and Nominating Committee authorized an annual equity award, granted on the date of the annual stockholder meeting, of 9,000 restricted stock units payable in cash and vesting in full three years from the date of grant, subject to full vesting acceleration in the event of a change of control. The vesting and payout provisions of the restricted stock units under the circumstances described below are as follows:
•	Death and disability—Pro rata vesting through the date of death or disability; immediate payout

•	Voluntary resignation—Pro rata vesting through the date of resignation; payable at end of 3-year vesting period

•	Termination for cause—Forfeit entire award

•	Change of control—100% vesting, payable on date of change of control
Mr. Rossetti, the only director who is also a Tier employee, receives no compensation for serving as a director.

Fiscal 2009 Director Compensation
For our fiscal year ended September 30, 2009, our directors were compensated in the manner described above. The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2009.

	Fees earned or paid
Name	in cash ($)	Stock awards ($) (1)	Total ($)
Charles W. Berger (Chair Audit Committee)	$41,000	$12,720	$53,720
Samuel Cabot III (2)	25,750	—	25,750
John J. Delucca (Vice Chair Audit Committee)	37,500	12,720	50,220
Daniel J. Donoghue (3)	17,000	12,720	29,720
Morgan P. Guenther (Chair Governance and Nominating Committee)	52,500	12,720	65,220
Philip G. Heasley (Chair Compensation Committee and Lead Director)	46,500	12,720	59,220
Michael R. Murphy (3)	19,500	12,720	32,220
David A. Poe (Chair Data Security Committee)	31,875	12,720	44,595
Zachary F. Sadek (3)	16,500	12,720	29,220
James R. Stone (4)	18,500	—	18,500

(1)	The amounts included in this column reflect the dollar amount recognized as an expense for financial statement reporting purposes in fiscal 2009 for restricted stock unit awards, calculated pursuant to SFAS 123R. Assumptions used in the calculation of these amounts are included in footnote 14 to the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2009, as amended. The expense per member has been calculated as total expense to be recognized on the date of valuation per month multiplied by the number of months in measurement period, based on the following:

Number of RSUs awarded	9,000
Fair value of award (closing price on day of valuation)	$8.48
Total fair value	$76,320
Total months to recognize expense	36
Number of months in measurement period	6
     The following table shows the aggregate number of stock awards and option awards outstanding at the end of fiscal year 2009 for each director:

Name	Stock awards outstanding	Options outstanding
Charles W. Berger	9,000	140,000
John J. Delucca	9,000	40,000
Daniel J. Donoghue	9,000	—
Morgan P. Guenther	9,000	150,000
Philip G. Heasley	9,000	10,002
Michael R. Murphy	9,000	—
David A. Poe	9,000	6,668
Zachary F. Sadek	9,000	—

(2)	Mr. Cabot’s term of office expired when his successor was elected at our 2009 annual meeting.

(3)	Messrs. Donoghue, Murphy and Sadek joined our Board in March 2009.

(4)	Mr. Stone did not stand for re-election at our 2009 annual meeting.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this annual report on Form 10-K as amended, and in the proxy statement for our 2010 annual meeting.
The foregoing report is given by the members of the Compensation Committee: Philip G. Heasley (Chair), Morgan P. Guenther, and Michael R. Murphy.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During fiscal 2009, the members of the Compensation Committee were Messrs. Cabot (through March 2009), Guenther, Heasley, and Murphy (from March 2009), none of whom was a current or former officer or employee of Tier and none of whom had any related person transaction involving Tier. No interlocking relationships exist between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other entity.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
STOCK OWNERSHIP
Directors and Executive Officers
The following table sets forth certain information regarding the ownership of our common stock as of January 15, 2010 by: (i) each director and director nominee; (ii) each of our named executive officers; and (iii) all executive officers and directors of Tier as a group. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

	Common stock beneficially owned
			Percent of
Name of beneficial owner(1)	Total number of shares		class(2)
Charles W. Berger	140,000	(3)	*
John J. Delucca	50,000	(4)	*
Daniel Donoghue	2,459,404	(5)	13.5%
Morgan P. Guenther	140,000	(3)	*
Philip Heasley	20,002	(6)	*
Michael Murphy	2,459,404	(5)	13.5%
David A. Poe	6,668	(3)	*
Zachary Sadek	1,799,321	(7)	9.9%
Ronald W. Johnston	275,000	(8)	1.5%
Keith Kendrick	150,000	(9)	*
Keith S. Omsberg	83,500	(10)	*
Ronald L. Rossetti	434,500	(11)	2.3%
Nina K. Vellayan	213,564	(12)	1.2%
All directors and executive officers as a group (13 persons)	5,771,959	(13)	30.3%

*Less than 1%
(1) Address: 10780 Parkridge Blvd, Suite 400, Reston, Virginia 20191, unless otherwise specified.
(2) The percentages shown are based on 18,150,965 shares of common stock outstanding as of January 15, 2010.
(3) Consists entirely of shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(4) Includes 40,000 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(5) Address: 191 North Wacker Drive, Suite 1685, Chicago, Illinois 60606. Based solely on information contained in a Schedule 13D/A filed with the SEC by Discovery Group I, LLC on January 7, 2010. Discovery Group I, LLC is the sole general partner of Discovery Equity Partners, L.P. Discovery Equity Partners, L.P. beneficially owns 2,109,667 shares of common stock and Discovery Group I, LLC beneficially owns 2,459,404 shares of common stock. Daniel J. Donoghue and Michael R. Murphy are the sole managing members of Discovery Group I, LLC and may be deemed to beneficially own 2,459,404 shares of common stock.
(6) Includes 10,002 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(7) Address: 265 Franklin Street, 18th Floor, Boston, Massachusetts 02110. Based solely on information contained in a Schedule 13D/A filed with the SEC on January 15, 2010 by Giant Investment, LLC, (“Giant”); Parthenon Investors II, L.P. (“Parthenon”); PCap Partners II, LLC (“PCap Partners”); PCap II, LLC (“PCap II”); John C. Rutherford; and Ernest K. Jacquet (collectively, the “Parthenon Group”). Parthenon is a managing member of Giant, PCap Partners is a general partner of Parthenon, and PCap II is a managing member of PCap Partners. Giant directly beneficially owns 1,799,321 shares of common stock. As parents of Giant, Parthenon, PCap Partners and PCap II may be deemed to beneficially own their proportional interest in the shares of common stock directly and beneficially owned by Giant, comprising 1,748,401 shares of common stock. John C. Rutherford and Ernest K. Jacquet are control persons of various entities indirectly investing in Giant and may be deemed to beneficially own a proportional interest in the shares of common stock owned by Giant, comprising 1,799,321 shares of common stock. In addition, Exhibit 99.2 to a Schedule 13D/A filed by the Parthenon Group on January 6, 2009 indicated that Mr. Sadek, as a Vice President of PCap Managers LLC, an affiliate of Giant, may be deemed to indirectly beneficially own all of the shares directly beneficially owned by Giant, but that Mr. Sadek disclaims any such beneficial ownership.
(8) Includes 81,666 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(9) Includes 30,000 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(10) Includes 37,500 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(11) Includes 385,000 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(12) Includes 40,000 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
(13) Includes 910,836 shares issuable upon the exercise of options exercisable on or before March 16, 2010.
Significant Stockholders
The following table lists certain persons known by Tier to own beneficially more than five percent of Tier’s outstanding shares of common stock as of January 15, 2010.

	Common stock beneficially owned
	Total number of	Percent of
Name of beneficial owner	shares	class(1)

Discovery Group I, LLC (2)	2,459,404	13.50%
Wells Fargo & Company (3)	2,109,746	11.60%
Giant Investment, LLC (4)	1,799,321	9.90%
Dimensional Fund Advisors LP (5)	1,761,302	9.70%
Heartland Advisors, Inc. (6)	1,738,574	9.60%
Signia Capital Management, LLC (7)	1,432,650	7.90%

(1)	The percentages shown are based on 18,150,965 shares of common stock outstanding as of January 15, 2010.

(2)	Address: 191 North Wacker Drive, Suite 1685, Chicago, Illinois 60606. Based solely on information contained in a Schedule 13D/A filed with the SEC by Discovery Group I, LLC on January 7, 2010. Discovery Group I, LLC is the sole general partner of Discovery Equity Partners, L.P. Discovery Equity Partners, L.P. beneficially owns 2,109,667 shares of common stock and Discovery Group I, LLC beneficially owns 2,459,404 shares of common stock. Daniel J. Donoghue and Michael R. Murphy, each of whom is a member of our Board of Directors, are the sole managing members of Discovery Group I, LLC and may be deemed to beneficially own 2,459,404 shares of common stock.

(3)	Address: For Wells Fargo & Company, 420 Montgomery Street, San Francisco, California 94104; for Wells Capital Management Incorporated, 525 Market Street, 10th Floor, San Francisco, California 94105. Based solely on information contained in a Schedule 13G/A filed with the SEC on January 26, 2009 by Wells Fargo & Company and its subsidiary, Wells Capital Management Incorporated. This table reflects the shares of common stock owned by Wells Fargo & Company and Wells Capital Management Incorporated as of December 31, 2009.

(4)	Address: 265 Franklin Street, 18th Floor, Boston, Massachusetts 02110. Based solely on information contained in a Schedule 13D/A filed with the SEC on January 15, 2010 by Giant Investment, LLC, (“Giant”); Parthenon Investors II, L.P. (“Parthenon”); PCap Partners II, LLC (“PCap Partners”); PCap II, LLC (“PCap II”); John C. Rutherford; and Ernest K. Jacquet (collectively, the “Parthenon Group”). Parthenon is a managing member of Giant, PCap Partners is a general partner of Parthenon, and PCap II is a managing member of PCap Partners. Giant directly beneficially owns 1,799,321 shares of common stock. As parents of Giant, Parthenon, PCap Partners and PCap II may be deemed to beneficially own their proportional interest in the shares of common stock directly and beneficially owned by Giant, comprising 1,748,401 shares of common stock. John C. Rutherford and Ernest K. Jacquet are control persons of various entities indirectly investing in Giant and may be deemed to beneficially own a proportional interest in the shares of common stock owned by Giant, comprising 1,799,321 shares of common stock. In addition, Exhibit 99.2 to a Schedule 13D/A filed by the Parthenon Group on January 6, 2009 indicated that Mr. Sadek, who is a member of our Board of directors, may be deemed to indirectly beneficially own all of the shares directly beneficially owned by Giant due to his position as a Vice President of PCap Managers LLC, an affiliate of Giant, but that Mr. Sadek disclaims any such beneficial ownership.

(5)	Address: Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Based solely on information contained in a Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP (“Dimensional”) on February 9, 2009. In its role as an investment advisor or manager to certain investment companies, trusts and accounts (the “Funds”), Dimensional possesses investment and/or voting power over the shares shown in the table above, and may be deemed to be the beneficial owner of such shares. However, all shares reported above are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares. This table reflects the shares of common stock deemed beneficially owned by Dimensional as of December 31, 2008.

(6)	Address: 789 North Water Street, Milwaukee, Wisconsin 53202. Based solely on information contained in a Schedule 13G/A filed with the SEC by Heartland Advisors, Inc. on February 11, 2009. This table reflects the shares of common stock that may be deemed beneficially owned by (1) Heartland Advisors, Inc., by virtue of its investment discretion and voting authority granted by certain clients, and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc, in each case as of December 31, 2008. Heartland Advisors, Inc. and Mr. Nasgovitz specifically disclaim beneficial ownership of these shares.

(7)	Address: 108 N. Washington St. Ste 305, Spokane, WA 99201. Based solely on information contained in a Schedule 13G filed with the SEC by Signia Capital Management, LLC on February 13, 2009. This table reflects shares of common stock beneficially owned by Signia Capital Management, LLC as of December 31, 2008.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plan as of September 30, 2009:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding	future issuance under
	warrant and rights	options, warrants	equity compensation plans
Plan category	(in thousands)	and rights ($)	(in thousands)
Equity compensation plans
Approved by security holders	2,359	$7.86	1,353
Not approved by security holders	—	—	—

Total	2,359	$7.86	1,353

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Related Person Transaction Policy
The Board has adopted a written policy and procedures for review, approval, and ratification of transactions involving Tier and “related persons”. Related persons include Tier’s executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons, and entities in which one of these persons has a direct or indirect material interest. The policy covers any related person transaction exceeding $50,000 in which a related person had or will have a direct or indirect material interest.
Policies and Procedures for Review, Approval, or Ratification of Related Person Transactions
•	Any related person transaction proposed to be entered into by Tier must be reported to our General Counsel.

•	The Governance and Nominating Committee shall review and approve all related person transactions, prior to effectiveness or consummation of the transaction, whenever practicable.

•	If the General Counsel determines that advance approval of a related person transaction is not practicable under the circumstances, the Governance and Nominating Committee shall review and, in its discretion, may ratify the related person transaction at the next Governance and Nominating Committee meeting, or at the next meeting following the date that the related person transaction comes to the attention of the General Counsel; provided, however, that the General Counsel may present a related person transaction arising in the time period between meetings of the Governance and Nominating Committee to the Chair of the Governance and Nominating Committee, who shall review and may approve the related person transaction, subject to ratification by the Governance and Nominating Committee at the next meeting.

•	Previously approved transactions of an ongoing nature shall be reviewed by the Governance and Nominating Committee annually to ensure that such transactions have been conducted in accordance with the previous approval granted by the Governance and Nominating Committee, if any, and that all required disclosures regarding the related person transaction are made.
Standards for Review, Approval, or Ratification of Related Person Transaction
The Committee reviews, approves, or ratifies a related party transaction primarily based on the following standards:
•	the related person’s interest in the transaction, the dollar value of the amount involved, and the dollar value of the amount of the related person’s interest, without regard to profit or loss;

•	whether the transaction was undertaken in the ordinary course of business;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and

•	the purpose of, and potential benefits to us of, the transaction.
Director Independence
Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board, the person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board determined that each of its current directors other than Mr. Rossetti — that is, each of Charles W. Berger, John J. Delucca, Daniel J. Donoghue, Morgan P. Guenther, Philip G. Heasley, Michael R. Murphy, David A. Poe, and Zachary F. Sadek — does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Listing Rules. Samuel Cabot III and James R. Stone served on our Board of Directors during the fiscal year ended September 30, 2009; their terms of office expired when their successors were elected at the 2009 annual meeting. Our board previously determined that Messrs. Cabot and Stone did not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors was an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Listing Rules.
Lead Director
Consistent with our Corporate Governance Guidelines, our Board has elected Philip G. Heasley as a “Lead Director” in order to facilitate communication between management and the independent directors. The principal responsibilities of the Lead Director are to consult with the CEO and Chairman of the Board regarding the agenda for meetings of the Board, schedule and prepare agendas for meetings of independent directors, communicate with the CEO and Chairman, act as principal liaison between the independent directors and the CEO and Chairman on sensitive issues, and raise issues with management on behalf of the independent directors when appropriate.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by McGladrey & Pullen LLP, or McGladrey, to us for the fiscal years ended September 30, 2009 and 2008 are as follows:

(in thousands)	2009	2008

Audit Fees(1)	$539	$540
Audit Related Fees(2)	52	—
Tax Fees	—	—
All Other Fees	—	—

Total	$591	$540

(1)	Represents fees for the audit of our financial statements, review of our quarterly financial statements, audit of our internal controls, and advice on accounting matters directly related to the audit and audit services provided in connection with other statutory and regulatory filings.

(2)	Represents fees associated with the review of ChoicePay financial statements, as a result of the acquisition of ChoicePay in January 2009.
The Audit Committee has a policy requiring that it approve the scope, extent, and associated fees of any audit services provided by our independent registered public accounting firm and that it pre-approve all non-audit related services performed by the independent registered public accounting firm. For the fiscal year ended September 30, 2009, the Audit Committee pre-approved 100% of the services performed by McGladrey and did not rely on the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
No financial statements or schedules are filed with this report on Form 10-K/A.
Exhibits

Exhibit
number	Exhibit description

2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 30, 2008 (1)

2.2	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)

3.1	Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (4)

4.1	Form of common stock certificate (3)

4.2	See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (6)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*

10.4	Amended and Restated 2004 Stock Incentive Plan (8)*

10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.8	Form of California Indemnification Agreement (9)

10.9	Form of Delaware Indemnification Agreement for officers (29)

10.10	Form of Delaware Indemnification Agreement for directors (29)

10.11	Tier Corporation 401(k) Plan, Summary Plan Description (9)*

10.12	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (11)*

10.13	Employment Agreement dated July 1, 2004 between Tier Technologies, Inc. and Ms. Deanne M. Tully (10)*

10.14	Executive Severance and Change in Control Benefits Agreement (10)*

10.15	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank dated March 6, 2006 (12)

10.16	Form of Employment Security Agreements between Tier Technologies, Inc., and each of Steven Beckerman, Todd Vucovich, and Michael Lawler, dated March 28, 2006 (13) *

10.17	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (14)*

10.18	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (14)*

10.19	Description of Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott, Bruce Spector, and fifteen other employees on August 24, 2006 (15)*

Exhibit
number	Exhibit description
10.20	Employment Agreement between Tier Technologies, Inc. and David E. Fountain, dated December 11, 2006(16)*

10.21	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (17)

10.22	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (18)

10.23	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (19)

10.24	Employment Agreement between Tier Technologies, Inc., and Kevin Connell, dated August 9, 2007 (20)*

10.25	Transition Agreement between Tier Technologies, Inc., and Deanne M. Tully dated December 12, 2007 (29)*

10.26	Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated February 12, 2007 (29)*

10.27	Amendment to the Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated November 15, 2007 (29)*

10.28	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008 (21)*

10.29	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (22)*

10.30	Employment Agreement between Tier Technologies, Inc. and Ronald W. Johnston, dated July 1, 2008 (22)*

10.31	Independent Contractor Agreement between Tier Technologies, Inc. and Steven M. Beckerman, dated August 6, 2008 (23) *

10.32	Third Amendment to Amended and Restated Credit and Security Agreement between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank dated September 29, 2008 (24)

10.33	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 (25)*

10.34	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Tier Technologies, Inc., dated November 11, 2008 (26)

10.35	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Official Payments Corporation, dated November 11, 2008 (26)

10.36	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti (27)*

10.37	Tier Technologies, Inc. Executive Performance Stock Unit Plan (30)*

10.38	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (28)*

10.39	Renewal Letter: Short Clear Extension of Termination Date between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank (31)

21.1	Subsidiaries of the Registrant (31)

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm(31)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(31)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(31)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934†

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

Exhibit
number	Exhibit description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

*	Management contract or compensatory plan required to be filed as an exhibit to this report

†	Filed as an exhibit to this report

(1)	Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference

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

(4)	Filed as an exhibit to Form 8-K, filed on February 24, 2009, and incorporated herein by reference

(5)	Filed as an exhibit to Form 10-Q/A, filed November 3, 2008, and incorporated herein by reference

(6)	Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference

(7)	Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference

(8)	Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference

(9)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference

(10)	Filed as an exhibit to Form 10-K, filed October 27, 2006, and incorporated herein by reference

(11).	Filed as an exhibit to Form 10-K, filed December 28, 2004, and incorporated herein by reference

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

(24)	Filed as an exhibit to Form 8-K, filed October 3, 2008, and incorporated herein by reference

(25)	Filed as an exhibit to Form 10-K, filed December 8, 2008, and incorporated herein by reference

(26)	Filed as an exhibit to Form 10-Q, filed February 9, 2009, and incorporated herein by reference

(27)	Filed as an exhibit to Form 10-Q, filed May 11, 2009, and incorporated herein by reference

(28)	Filed as an exhibit to Form 8-K, filed May 19, 2009, and incorporated herein by reference

(29)	Filed as an exhibit to Form 10-K, filed December 14, 2007, and incorporated herein by reference

(30)	Filed as an exhibit to Form 8-K, filed January 22, 2009, and incorporated herein by reference

(31)	Previously filed as an exhibit to Form 10-K filed November 10, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: January 27, 2010	By:	/s/ Ronald L. Rossetti
Ronald L. Rossetti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Rossetti	Chief Executive Officer and
Ronald L. Rossetti	Chairman of the Board (principal executive officer)	January 27, 2010

/s/ Ronald W. Johnston	Chief Financial Officer	January 27, 2010
Ronald W. Johnston	(principal financial officer and principal accounting officer)

/s/ Charles W. Berger	Director	January 26, 2010
Charles W. Berger

/s/ John J. Delucca	Director	January 27, 2010
John J. Delucca

Director
Daniel J. Donoghue

/s/ Morgan P. Guenther	Director	January 27, 2010
Morgan P. Guenther

/s/ Philip G. Heasley	Director	January 26, 2010
Philip G. Heasley

/s/ Michael R. Murphy	Director	January 28, 2010
Michael R. Murphy

/s/ David A. Poe	Director	January 27, 2010
David A. Poe

/s/ Zachary F. Sadek	Director	January 28, 2010
Zachary F. Sadek