Form 10-Q
period 2010-02-09
TIER TECHNOLOGIES INC
filed 2010-02-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At January 29, 2010 there were 18,150,965 shares of the Registrant's Common Stock outstanding.

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

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$26,577	$21,969
Investments in marketable securities	1,000	4,499
Restricted investments	1,361	1,361
Accounts receivable, net	4,780	4,790
Settlements receivable, net	7,994	6,272
Prepaid expenses and other current assets	2,659	2,239
Total current assets	44,371	41,130

Property, equipment and software, net	8,470	7,990
Goodwill	17,345	17,329
Other intangible assets, net	10,906	12,038
Investments in marketable securities	30,081	31,169
Restricted investments	6,000	6,000
Other assets	709	571
Total assets	$117,882	$116,227

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$373	$84
Settlements payable	9,808	9,591
Accrued compensation liabilities	2,037	3,213
Accrued discount fees	9,697	5,343
Other accrued liabilities	2,465	3,425
Deferred income	778	861
Total current liabilities	25,158	22,517
Other liabilities	1,266	1,121
Total liabilities	26,424	23,638

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,687 and 20,687; shares outstanding: 18,151 and 18,238	192,423	192,030
Treasury stock—at cost, 2,536 and 2,449 shares	(21,020)	(20,271)
Accumulated deficit	(79,945)	(79,170)
Total shareholders’ equity	91,458	92,589
Total liabilities and shareholders’ equity	$117,882	$116,227

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2009	2008
Revenues	$32,768	$29,740

Costs and expenses:
Direct costs	24,092	22,418
General and administrative	6,327	6,630
Selling and marketing	1,601	1,316
Depreciation and amortization	1,608	1,459
Total costs and expenses	33,628	31,823
Loss from continuing operations before other income/(loss) and income taxes	(860)	(2,083)

Other income/(loss):
Gain/(loss) on investments	12	(112)
Interest income, net	127	304
Total other income	139	192

Loss from continuing operations before income taxes	(721)	(1,891)
Income tax provision	—	1

Loss from continuing operations	(721)	(1,892)
Loss from discontinued operations, net	(54)	(3,262)

Net loss	$(775)	$(5,154)

Loss per share—Basic and diluted:
From continuing operations	$(0.04)	$(0.10)
From discontinued operations	—	(0.16)
Loss per share—Basic and diluted	$(0.04)	$(0.26)

Weighted average common shares used in computing:
Basic and diluted loss per share	18,156	19,735

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended December 31,
(in thousands)	2009	2008
Net loss	$(775)	$(5,154)
Other comprehensive income, net of tax:
Impact of unrealized loss transferred from AOCI into net loss	—	2,505
Other comprehensive income	—	2,505
Comprehensive loss	$(775)	$(2,649)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended December 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(775)	$(5,154)
Less: Loss from discontinued operations, net	(54)	(3,262)
Loss from continuing operations, net	(721)	(1,892)
Non-cash items included in net loss:
Depreciation and amortization	1,608	1,483
Provision for doubtful accounts	299	39
Deferred rent	26	—
Share-based compensation	507	468
(Gain)/loss on trading securities	(12)	112
Other	(4)	25
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	(2,011)	(1,727)
Prepaid expenses and other assets	(737)	(602)
Accounts and settlements payable and accrued liabilities	2,737	1,308
Income taxes receivable	(77)	(61)
Deferred income	(83)	—
Cash provided by (used in) operating activities from continuing operations	1,532	(847)
Cash used in operating activities from discontinued operations	(54)	(3,209)
Cash provided by (used in) operating activities	1,478	(4,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,000)	(11,470)
Maturities of available-for-sale securities	4,499	2,401
Sales of trading securities	1,100	—
Maturities of restricted investments	—	500
Purchase of equipment and software	(956)	(480)
Additions to goodwill—ChoicePay acquisition	(16)	—
Collection on note receivable	261	—
Proceeds from sale of discontinued operations	—	205
Cash provided by (used in ) investing activities from continuing operations	3,888	(8,844)
Cash used in investing activities from discontinued operations	—	(437)
Cash provided by (used in) investing activities	3,888	(9,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	(749)	—
Capital lease obligations and other financing arrangements	(9)	(5)
Cash used in financing activities	(758)	(5)
Net increase (decrease) in cash and cash equivalents	4,608	(13,342)
Cash and cash equivalents at beginning of period	21,969	47,735
Cash and cash equivalents at end of period	$26,577	$34,393

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Three months ended December 31,
(in thousands)	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10	$3
Income taxes paid, net	$77	$60
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of ARS Rights	$151	$4,834
Notes receivable from third parties	$—	$571
Transfer from available-for-sale to trading securities, at par value	$—	$31,325
Increase in fair value of trading securities	$163	$2,442

See Notes to Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier, primarily provides Electronic Payment Solutions, or EPS.  EPS services are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

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

We also operate in two other business areas which we are winding down.  These are portions of our former Government Business Process Outsourcing, or GBPO, and Packaged Software Systems Integration, or PSSI, operations that we expect to wind-down over a three-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we were divesting.  These operations include:

•	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

•	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

For additional information about our EPS and Wind-down Operations, see Note 11—Segment Information.

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

Tier Technologies, Inc.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810.  In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification, or ASC 810, or FASB ASC 810, which requires companies to measure non-controlling interests in subsidiaries at fair value and to classify them as a separate component of equity.  FASB ASC 810 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We have adopted FASB ASC 810 October 1, 2009.  The adoption of FASB ASC 810 has not had a material effect on our financial position or results of operations.

FASB ASC 805.  In December 2007, FASB issued FASB ASC 805, which requires companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  FASB ASC 805 also requires the acquirer in pre-acquisition periods to expense all acquisition-related costs.  FASB ASC 805 is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We have adopted FASB ASC 805 October 1, 2009.  The adoption of FASB ASC 805 has not had a material effect on our financial position or results of operations.

FASB ASC 350-30-35.  In April 2008, FASB issued FASB ASC 350-30-35-1.  This ASC amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-30-35-1 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We have adopted FASB ASC 350-30-35-1 October 1, 2009.  The adoption of this ASC did not have a material effect on our financial position and results of operations.

FASB ASC 860.  In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on October 1, 2010.  We are currently evaluating the effect the adoption of FASB ASC 860 will have on our financial position and results of operations.

NOTE 3—INVESTMENTS

We own investments in marketable securities designated as available-for-sale or trading securities as defined by US GAAP.  Restricted investments totaling $1.4 million at December 31, 2009 and September 30, 2009, were pledged in connection with performance bonds and a real estate operating lease and will be restricted for the terms of the project performance periods and lease period, the latest of which is estimated to end in August 2010.  Our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  These investments are reported as Restricted investments on the Consolidated Balance Sheets.

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

Tier Technologies, Inc.

At December 31, 2009 and September 30, 2009, our investment portfolio included $30.1 million and $31.2 million, respectively, par value of municipal bonds that were collateralized with student loans.  During the three months ended December 31, 2009, we liquidated $1.1 million of our auction rate securities, or ARS.

On November 11, 2008, we accepted an offer from our investment manager, UBS AG, or UBS, providing us with rights related to our ARS, or ARS Rights.  The ARS Rights (which have features that operate like put options) were covered in a prospectus dated October 7, 2008.  The ARS Rights entitle us to sell our existing ARS to UBS for a price equal to the par value plus accrued but unpaid interest, at any time during the period June 30, 2010 through July 2, 2012.  The ARS Rights also grant to UBS the sole discretion and right to sell or otherwise dispose of our eligible ARS at any time until July 2, 2012, without prior notification, so long as we receive a payment of par value.  We expect to sell our ARS under the ARS Rights offering.  If the ARS Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue and pay interest as determined by the auction process or the terms of the ARS if the auction process fails.

US GAAP permits us to measure the ARS Rights, a recognized financial asset, at fair value in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses have been included in earnings and will continue to be included in future periods.  At December 31, 2009 the fair value of the ARS Rights totals $3.1 million, and is adjusted each reporting period, with a credit to Gain/(loss) on investments in our Consolidated Statements of Operations.  We expect that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, we exercise our ARS Rights, the underlying security matures and is paid (all of our securities have maturities in excess of ten years) or a buyer outside the auction process emerges.  We do not believe the unsuccessful auctions experienced to date are the result of the deterioration of the underlying credit quality of these securities.  Our securities represent AAA rated student loan backed securities that are guaranteed by the issuing states and the Federal Family Education Loan Program (FFELP).

Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments, ARS, and ARS Rights, all other investments are categorized as available-for-sale investments.  These securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies.  Any increases or decreases in fair value would be recorded as unrealized gains and losses in other comprehensive income.  ARS and ARS Rights are classified as trading securities with changes in fair value recorded in current earnings.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current and long-term investments in marketable securities:

Tier Technologies, Inc.

	December 31, 2009			September 30, 2009
(in thousands)	Amortized cost	Net loss impact	Estimated fair value	Amortized cost	Net loss impact	Estimated fair value
Investments in marketable securities:
Treasury bills	$1,000	$—	$1,000	$4,499	$—	$4,499
Total marketable securities	1,000	—	1,000	4,499	—	4,499

Long-term investments in marketable securities:

Trading investments:
Debt securities (State and local bonds)	30,100	(3,157)	26,943	31,200	(3,320)	27,880
Auction rate securities Rights Series	—	3,138	3,138	—	3,289	3,289
Total trading investments	30,100	(19)	30,081	31,200	(31)	31,169

Total investments	$31,100	$(19)	$31,081	$35,699	$(31)	$35,668

As of December 31, 2009, all of the debt securities that were included in marketable securities had remaining maturities within one year.  As of December 31, 2009, all the debt securities included as trading investments have maturities in excess of ten years, with the exception of our ARS Rights which expire in July 2012.  While all of these debt securities have long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of December 31, 2009.

Tier Technologies, Inc.

Fair value measurements as of December 31, 2009

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$2,308	$—	$—	$2,308

Investments in marketable securities:
Debt securities	—	—	26,943	26,943
Auction Rate Securities Rights	—	—	3,138	3,138
U.S. Treasury bills	1,000	—	—	1,000

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361

Total	$9,308	$1,361	$30,081	$40,750

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

Changes in fair value measurements of our securities are included in Gain/(loss) on investments on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2009	$31,169
Sale of debt securities	(1,100)
Gain included in earnings	12
Balance at December 31, 2009	$30,081

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, whose revenues exceeds 10% of revenues from EPS operations.

The following table shows the revenues specific to our contract with the IRS:

	Three months ended December 31,
(in thousands)	2009	2008
Revenue	$3,899	$4,356
Percentage of EPS Operations revenue	12.2%	15.4%

Accounts receivable, net.  We reported $4.8 million in Accounts receivable, net on our Consolidated Balance Sheets for December 31, 2009 and September 30, 2009.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 15.5% and 30.9% of the balances reported at December 31, 2009 and September 30, 2009, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next three years.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of December 31, 2009 and

Tier Technologies, Inc.

September 30, 2009, Accounts receivable, net included an allowance for uncollectible accounts of $0.4 million and $0.3 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net.  As of December 31, 2009 and September 30, 2009, we reported $8.0 million and $6.3 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 8—Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn out of up to $2.0 million.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2009.

(in thousands)	EPS	Wind-down	Total
Balance at September 30, 2009	$17,329	$—	$17,329
ChoicePay, Inc. earn out	16	—	16
Balance at December 31, 2009	$17,345	$—	$17,345

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

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the three months ended December 31, 2009.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		December 31, 2009			September 30, 2009
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-16 years	$30,037	$(21,501)	$8,536	$30,037	$(20,557)	$9,480
Technology and research and development	5 years	5,618	(4,286)	1,332	5,618	(4,192)	1,426
Trademarks	6-10 years	3,463	(2,425)	1,038	3,463	(2,331)	1,132
Other intangible assets, net		$39,118	$(28,212)	$10,906	$39,118	$(27,080)	$12,038

Tier Technologies, Inc.

During the three months ended December 31, 2009, we recognized $1.1 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

	Three months ended December 31,
(in thousands)	2009	2008
Current income tax provision:
State	$—	$1
Federal	—	—
Total provision for income taxes	$—	$1

We did not record a federal tax provision due to availability of net operation loss carryforwards.  Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more-likely-than-not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2005.  As of December 31, 2009, we were not engaged in any federal or state tax audits.

As of December 31, 2009, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At December 31, 2009, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At December 31, 2009 and September 30, 2009, we had legal accruals of $0.3 million and $0.2 million, respectively, based upon estimates of key legal matters.

BANK LINES OF CREDIT

At December 31, 2009, we had a credit facility that allowed us to obtain letters of credit up to a total of $7.5 million.  This credit facility, which was scheduled to mature on January 31, 2010, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of December 31, 2009, $1.4 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.  In January 2010, we extended this credit facility until January 31, 2011 and reduced the letter of credit facility to $5.0 million.

In January 2010, we were notified we had been approved a line of credit of $15,023,000 with UBS Bank USA, our investment manager, secured by our auction rate securities.  Pursuant to our participation in the ARS Rights provided to us by UBS (see Credit Risk below), we are entitled to borrow funds from UBS up to the par value of eligible auction rate securities.  This line of credit provides us liquidity for what are currently illiquid investments should business needs arise.

Tier Technologies, Inc.

The line of credit is a no net cost loan.  Advances against the line of credit will bear interest at variable rates that will equal the weighted average interest rate paid to Tier by the issuer of the ARS that are pledged to UBS as collateral.  No net cost loans may be repaid at any time without penalty.  Proceeds of the liquidation or sale of ARS pledged as collateral will be used to repay the loan plus interest due.  The line of credit terminates the earlier of when our ARS used as collateral are sold to UBS or the expiration of the rights offer.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At December 31, 2009, our investment portfolio included $26.9 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

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

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At December 31, 2009, we had $10.0 million of bonds posted with clients.  There were no claims pending against any of these bonds.

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc., or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As part of the agreement, we are required to leave in place a $2.4 million performance bond on the continuing contract with the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion will be delayed and additional funding is needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and RKV contractors. We retain certain liabilities for completion of the project and continue as the indemnitor under the performance bond.  Mediation is scheduled to take place in May 2010.  We do not believe resolution of this matter will have a material effect on our financial position or results of operations.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At December 31, 2009, we had $8.9 million of bonds posted with 44 jurisdictions.  There were no claims pending against any of these bonds.

Tier Technologies, Inc.

EMPLOYMENT AGREEMENTS

As of December 31, 2009, we had employment and change of control agreements with five executives and one other key manager.  If certain termination or change of control events were to occur under the six contracts as of December 31, 2009, we could be required to pay up to $5.9 million.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of December 31, 2009, 605,000 PSUs have been issued to key executives.  The PSU’s are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 13—Share-based Payment for additional information regarding the valuation of the PSUs.

Pursuant to awards made in April 2008 and January 2009, our Chief Executive Officer has 200,000 restricted stock units, or RSUs, which may be payable in cash.  These RSUs are considered liability awards, and as such their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these RSUs.  See Note 13—Share-based Payment for additional information regarding the valuation of these RSUs.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of December 31, 2009 are as follows:

(in thousands)	Operating leases (1)	Capital Leases (2)(3)	Total
Twelve months ending December 31,
2010	$657	$36	$693
2011	431	30	461
2012	644	30	674
2013	661	10	671
2014	680	—	680
Thereafter	2,403	—	2,403
Total minimum lease payments	$5,476	$106	$5,582
(1) In December 2009 we signed a lease for our new headquarters in Reston, Virginia.
(2) On our Consolidated Balance Sheets, the amount due within twelve months is included in Other accrued liabilities. The remainder is included in Other liabilities.
(3) Total amount includes interest payments of $1.

INDEMNIFICATION AGREEMENTS

We have indemnification agreements with certain of our directors and a number of key executives. These agreements provide such persons with indemnification to the maximum extent permitted by our Certificate of Incorporation, our Bylaws and the General Corporation Law of the State of Delaware against all expenses, claims, damages, judgments and other amounts (including amounts paid in settlement) for

Tier Technologies, Inc.

which such persons become liable as a result of acting in any capacity on our behalf, subject to certain limitations.  We are not able to estimate our maximum exposure under these agreements.

NOTE 9—RELATED PARTY TRANSACTIONS

ITC DELTACOM, INC.

During the three months ended December 31, 2009, we purchased $51,000 of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

NOTE 10—RESTRUCTURING

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the three months ended December 31, 2009:

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2009	$18	$236	$254
Additions	—	—	—
Cash payments	(18)	(110)	(128)

Balance at December 31, 2009	$—	$126	$126

At December 31, 2009 and September 30, 2009, we had $0.1 million and $0.3 million, respectively, of restructuring liabilities associated with our Continuing Operations which is included in Other accrued liabilities on our Consolidated Balance Sheets.

NOTE 11—SEGMENT INFORMATION

Our business consists of two reportable segments: Continuing Operations and Discontinued Operations.  Within our Continuing Operations segment, we allocate resources to and assess the performance of our EPS Operations and Wind-down Operations.  Our Discontinued Operations includes portions of our former GBPO and PSSI operations that have been sold.  Information regarding our Discontinued Operations can be found in Note 14—Discontinued Operations.

The following table presents the results of operations for our EPS Operations and our Wind-down Operations for the three months ended December 31, 2009 and 2008.

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Three months ended December 31, 2009:
Revenues	$31,920	$848	$32,768
Costs and expenses:
Direct costs	23,832	260	24,092
General and administrative	6,221	106	6,327
Selling and marketing	1,601	—	1,601
Depreciation and amortization	1,335	273	1,608
Total costs and expenses	32,989	639	33,628
(Loss)/income from continuing operations before other income and income taxes	(1,069)	209	(860)
Other income/(expense):
Interest income	127	—	127
Gain on investments	12	—	12
Total other income	139	—	139
(Loss)/income from continuing operations before taxes	(930)	209	(721)
Income tax provision	—	—	—
(Loss)/income from continuing operations	$(930)	$209	$(721)

(in thousands)	EPS	Wind- down	Total
Three months ended December 31, 2008:
Revenues	$28,241	$1,499	$29,740
Costs and expenses:
Direct costs	21,838	580	22,418
General and administrative	6,568	62	6,630
Selling and marketing	1,313	3	1,316
Depreciation and amortization	979	480	1,459
Total costs and expenses	30,698	1,125	31,823
(Loss)/income from continuing operations before other income/(loss) and income taxes	(2,457)	374	(2,083)
Other income/(loss):
Interest income, net	304	—	304
Loss on investment	(112)	—	(112)
Total other income	192	—	192
(Loss)/income from continuing operations before taxes	(2,265)	374	(1,891)
Income tax provision	1	—	1
(Loss)/income from continuing operations	$(2,266)	$374	$(1,892)

Our total assets for each of these businesses are shown in the following table:

Tier Technologies, Inc.

(in thousands)	December 31, 2009	September 30, 2009
Continuing operations:
EPS	$116,303	$113,600
Wind-down	1,579	2,627
Total assets	$117,882	$116,227

NOTE 12—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

In January 2009, our Board of Directors, or the Board, authorized the repurchase of up to $15.0 million of our common stock in the open market.  On August 13, 2009, our Board increased the repurchase amount to $20.0 million.  Through December 31, 2009, we purchased 1,651,898 shares of common stock for $12.3 million under this repurchase program.  We also participated in a previous repurchase program authorized by our Board in October 2003 in which we purchased 884,400 shares of common stock for $8.7 million.  As of December 31, 2009, we have repurchased 2,536,298 shares of common stock for $21.0 million under the two plans, which are reported as Treasury stock on our Consolidated Balance Sheets.

NOTE 13—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At December 31, 2009, there were 1,403,536 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.2 million for the three months ended December 31, 2009.  During the three months ended December 31, 2008, we recognized $0.3 million in stock based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We did not grant any options during the three months ended December 31, 2009.

	Three months ended December 31,
	2009	2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	—	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	—%	2.03%
Volatility	—%	45.30%
Dividend yield	—	—
Weighted-average fair value of options granted	$—	$1.81
Weighted-average intrinsic value of options exercised (in thousands)	$—	$—

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Tier Technologies, Inc.

Stock option activity for the three months ended December 31, 2009 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2009	2,359	$7.86
Granted	—	—
Exercised	—	—
Forfeitures or expirations	(50)	9.74
Options outstanding at December 31, 2009	2,309	$7.82	7.39 years	$3,032
Options vested and expected to vest at December 31, 2009	1,995	$7.85	7.25 years	$2,609
Options exercisable at December 31, 2009	1,250	$8.25	6.47 years	$1,461

As of December 31, 2009, a total of $2.3 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.22 year weighted-average period.

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

	December 31, 2009
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.0	3.0
Remaining period that units will be outstanding (in years)	1.33	1.33
Interest rate (based on U.S. Treasury yield)	1.98%	0.69%
Volatility	39.53%	48.33%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$1.47

The following table provides information on the expense related to the restricted stock unit awards:

(in thousands)	Equity Award	Liability Award(a)
Expense recognized for three months ended December 31, 2009	$155	$(33)
Expense recognized through December 31, 2009	921	163
Estimated expense to be recognized through April 2011	829	(a)
a. Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter. We are unable to estimate the expense expected to be recognized for these awards.

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

Tier Technologies, Inc.

As of December 31, 2009, we recognized $0.1 million in expense relating to these awards, calculated as follows:

Number of awards	72,000
Fair value of award (closing price on day of valuation)	$8.00
Total fair value	$576,000
Number of months in measurement period	9
Expense recognized to date	$144,000

These awards will be revalued each quarter based on the closing price of our stock on the last day of the quarter.  We cannot estimate the amount of expense to be recognized on these awards through their vest date of March 20, 2012.

PERFORMANCE STOCK UNITS

In December 2008, upon recommendation of the Compensation Committee, our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  The executives will receive a cash payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that have been awarded to the executive.

As of December 31, 2009, 605,000 PSUs have been issued under the PSU Plan.  At December 31, 2009, these PSUs are recorded at their fair value of $0.9 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Expected period that units will be outstanding (in years)	1.93
Interest rate (based on U.S. Treasury yield)	1.09%
Volatility	42.23%
Dividend yield	—
Weighted-average fair value of PSUs granted	$4.51

From date of grant through December 31, 2009, we recorded $0.9 million of expense related to these awards.  The PSUs are considered liability awards under US GAAP.  As such, their expense is revalued each quarter based on fair market value.  Therefore, we cannot estimate the remaining expense to be recognized for these PSUs.

NOTE 14—DISCONTINUED OPERATIONS

SUMMARY OF REVENUE AND (LOSS)/INCOME BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  The following table summarizes our revenue and pre-tax income, prior to any gain/(loss) on sale, generated by these operations for the three months ended December 31, 2009 and 2008.

Tier Technologies, Inc.

	Three months ended December 31,
(in thousands)	2009	2008
Revenues (Discontinued operations):
GBPO	$—	$—
PSSI	—	4,469
Total revenues	$—	$4,469
(Loss)/income before taxes (Discontinued operations):
GBPO	$—	$(69)
PSSI	(54)	(3,193)
Total (loss)/income before taxes	$(54)	$(3,262)

NOTE 15—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
(in thousands, except per share data)	2009	2008
Numerator: Loss from:
Continuing operations, net of income taxes	$(721)	$(1,892)
Discontinued operations, net of income taxes	(54)	(3,262)
Net loss	$(775)	$(5,154)
Denominator:
Weighted-average common shares outstanding	18,156	19,735
Effects of dilutive common stock options	—	—
Adjusted weighted-average shares	18,156	19,735
Loss per basic and diluted share
From continuing operations	$(0.04)	$(0.10)
From discontinued operations	—	(0.16)
Loss per basic and diluted share	$(0.04)	$(0.26)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended December 31,
(in thousands)	2009	2008
Weighted-average options excluded from computation of diluted loss per share	814	2,759

Due to net losses from Continuing Operations, we have excluded an additional 259,000 shares at December 31, 2009 of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.  We have also excluded 500,000 shares of restricted stock from the computation of diluted loss per share since their effect would have been anti-dilutive.

Tier Technologies, Inc.

NOTE 16—ACQUISITION

In January 2009, we completed the acquisition of substantially all of the assets of ChoicePay, Inc.  Per the terms of the acquisition agreement, ChoicePay, Inc. is entitled to a potential earn out through December 31, 2013, based upon a percentage of the profitability of future defined new client business, not to exceed $2.0 million.  As of December 31, 2009, we have paid ChoicePay $0.1 million for this earn out.

The unaudited pro forma financial information in the table below combines the historical results for Tier and the historical results for ChoicePay for the three months ended December 31, 2008, as if the acquisition took place at the beginning of the fiscal year.  This pro forma information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

(in thousands, except per share data)	Three months ended December 31, 2008
Revenues—continuing operations	$31,436
Net loss—continuing operations	$(2,019)
Net loss	$(5,282)
Basic/diluted loss per share—continuing operations	$(0.10)
Basic/diluted loss per share	$(0.27)

NOTE 17—SUBSEQUENT EVENTS

We have reviewed our business activities through February 9, 2010, the issue date of our financial statement, and have no subsequent events to report.

Tier Technologies, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A.  Risk Factors of this Quarterly Report on Form 10-Q and other factors discussed in this section.  For more information regarding what constitutes a forward-looking statement, refer to the Private Securities Litigation Reform Act Safe Harbor Statement on page i.

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of Tier Technologies, Inc. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

OVERVIEW

Tier Technologies, Inc., or Tier, is a leading provider of biller direct electronic payment solutions.  These solutions provide processing for Web, call center and point-of-sale environments.  We partner and connect with a host of payment processors and other payment service providers to offer our clients a single source solution that simplifies electronic payment management.  Our solutions include multiple payment options, including consolidation of income payments, bill presentment, convenience payments, installment payments and flexible payment scheduling.  Our solutions offer our clients a range of online payment options, including credit and debit cards, electronic checks, cash and money orders, and alternative payment types.

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results for the three months ended December 31, 2009 for our Continuing and Discontinued Operations:

(in thousands, except per share)	Net (loss)/income	(Loss)/earnings per share
Continuing Operations:
EPS	$(930)	$(0.05)
Wind-down	209	0.01
Total Continuing Operations	$(721)	$(0.04)

Total Discontinued Operations	$(54)	$—

Net loss	$(775)	$(0.04)

Tier Technologies, Inc.

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, Operations, and certain operations we intend to wind down over the next three years.  Revenues from our EPS Operations were $31.9 million for the period ended December 31, 2009.  As of December 31, 2009, transaction volume increased 65.0% and total dollars processed increased 23.8% over the same period last year.  Our EPS Operations reported a net loss of $0.9 million for the three months ended December 31, 2009.  The seasonality of our business causes fluctuations from one quarter to the next within our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.  This type of revenue and cost structure has resulted in a net loss for the first quarter of fiscal 2010. We have successfully streamlined our costs to support our Wind-down operations, while still effectively managing our ongoing contracts, which have resulted in reported net income from Wind-down operations of $0.2 million.

Our Discontinued Operations consists of businesses we have divested through fiscal year 2009.  We incurred minimal residual expenses relating to these divested operations resulting in a $54,000 loss for the three months ended December 31, 2009.

STRATEGY AND GOALS FOR 2010

During fiscal 2010 we intend to focus on the following key objectives:

•	Continue the consolidation of our various platforms;

•	Add new products, payment options and payment channel delivery;

•	Increase share in the biller direct market;

•	Maintain financial stability; and

•	Improve profitability.

Platform consolidation:  We intend to continue with our platform consolidation efforts started in fiscal 2009.  With the consolidation of our back-office operations complete, we will focus on unifying our payment platform.  This process will result in one payment platform which is designed to hold costs fixed per transaction while increasing transaction processing capability, resulting in increased transaction margin.  The unified platform will also support the development and delivery of new products, payment options and payment channels.  Through our platform consolidation efforts, further cost reduction opportunities will continuously be evaluated.

Add new products, payment options, and payment channel delivery:  We intend to grow our business by adding new products, payment options and payment channels.  We are constantly exploring ways to enhance our payment solutions for our existing clients as well as attracting new clients.  Utilizing our unified platform, which is expected to be completed in fiscal 2010, will allow us to offer a low-cost service platform to our existing clients and their consumers.

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

Tier Technologies, Inc.

Improve profitability:  All of the key objectives above are directed toward our overriding goal to reach and continuously increase the profitability of Tier.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months ended December 31, 2009 and 2008:

	Three months ended		Variance
	December 31,		2009 vs. 2008
(in thousands, except percentages)	2009	2008	$	%
Revenues	$32,768	$29,740	$3,028	10.2%
Costs and expenses	33,628	31,823	1,805	5.7%
Loss from continuing operations before other income and income taxes	(860)	(2,083)	1,223	58.7%
Other income	139	192	(53)	(27.6)%
Loss from continuing operations before income taxes	(721)	(1,891)	1,170	61.9%
Income tax provision	—	1	(1)	(100.0)%
Loss from continuing operations	(721)	(1,892)	1,171	61.9%
(Loss)/income from discontinued operations, net	(54)	(3,262)	3,208	98.3%
Net loss	$(775)	$(5,154)	$4,379	85.0%

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

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three months ended December 31, 2009 and 2008:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Revenues
EPS	$31,920	$28,241	$3,679	13.0%
Wind-down	848	1,499	(651)	(43.4)%
Total	$32,768	$29,740	$3,028	10.2%

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

EPS generated $31.9 million of revenues during the three months ended December 31, 2009, a $3.7 million, or 13.0%, increase over the three months ended December 31, 2008.  During the three months ended December 31, 2009, we processed 65.0% more transactions than we did in the same period last year,

Tier Technologies, Inc.

representing 23.8% more dollars.  The lower growth in dollars processed as compared with growth in transactions, is due primarily to the success of our stated strategic intent to develop new verticals to diversify the business.  A significant amount of the new transactions were from verticals with lower average dollar size; therefore, lower revenue per transaction.  The acquisition of ChoicePay Inc. in January 2009 has allowed us to increase our presence in the utility vertical, and is the largest factor in the increased transactions and dollars processed when comparing the first quarter of fiscal year 2010 with 2009.  For example, average utility payments per transaction are lower than in our established property tax and income tax businesses and therefore produced lower average revenue per transaction.  At the same time we introduced ACH as a payment option in the utility vertical and several other verticals.  While this payment shift increases the percentage of profitability per transaction, it may not always increase actual dollar profitability.    Most of our verticals experienced an increase in transactions processed during the three months ended December 31, 2009 compared to the same period last year, ranging from 8.3% to 280.6%.  During the three months ended December 31, 2009, we added 123 new payment types, which contributed to the increase in revenues.

We expect to see revenue growth in fiscal year 2010.  The rate of this growth is highly dependent on general economic trends.  Our government-based businesses, especially in the tax segment, experienced low to negative revenue growth during fiscal year 2009, which is a departure from prior year trends.  This reduced growth has come in spite of the increase in the number of tax forms processed, an increase in the number of government clients, and the introduction of additional payment options.  We expect this softness to continue until the general economic environment improves or tax rates are increased by legislative bodies, or both.

Wind-down Revenues:  During the three months ended December 31, 2009, our Wind-down Operations generated $0.8 million in revenues, a $0.7 million, or 43.4%, decrease from the three months ended December 31, 2008.  Completion of several maintenance contracts within our Voice and Systems Automation, or VSA, business and the substantial completion of our Pension contract contributed to the decrease.  We expect to continue to see decreases in Wind-down revenues as we continue to complete and wind down existing maintenance projects over the next three years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three months ended December 31, 2009 and 2008:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Direct costs
EPS:
Discount fees	$22,348	$20,835	$1,513	7.3%
Other costs	1,484	1,003	481	48.0%
Total EPS	23,832	21,838	1,994	9.1%
Wind-down	260	580	(320)	(55.2)%
Total	$24,092	$22,418	$1,674	7.5%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Consistent with the growth of our EPS revenues, EPS direct costs rose $2.0 million, or 9.1%, during the three months ended December 31, 2009 compared to the same period last year.  Discount fees increased $1.5 million, or 7.3%, over the same period last year, attributable to an increased number of transactions processed offset by several cost savings initiatives and a shift in vertical payment

Tier Technologies, Inc.

type and a shift in payment method.  Within the $1.5 million overall increase is the recognition of one-time cost benefits of $0.3 million in settlement funds received relating to our payment card processing fees.

Other costs increased $0.5 million, or 48.0%, over the same period last year, primarily due to increased telephonic costs of $0.3 million associated with increased usage of our customer and client support centers.  Labor and labor-related costs increased $0.2 million, primarily attributable to the acquisition of ChoicePay, offset by reduced consulting fees of $0.1 million, as a result of our efforts to decrease dependency of outside resources.  Other costs attributable to the support of our contracts and clients increased $0.1 million, of which the acquisition of ChoicePay is the largest contributor.

Wind-down Direct Costs:  During the three months ended December 31, 2009, direct costs from our wind-down operations decreased $0.3 million, or 55.2%, from the same period last year, consistent with the completion of projects.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2010.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to consolidate and enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three months ended December 31, 2009 and 2008:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
General and administrative
EPS	$6,221	$6,568	$(347)	(5.3)%
Wind-down	106	62	44	71.0%
Total	$6,327	$6,630	$(303)	(4.6)%

EPS General and Administrative:  During the three months ended December 31, 2009, EPS incurred $6.2 million of general and administrative expenses, a $0.3 million, or 5.3%, decrease over the same period last year.  During the three months ended December 31, 2009, we experienced decreases of $0.3 million in consulting and outside services, primarily due to the completion of strategic initiatives during fiscal 2009 as well as our efforts to decrease dependency on outside resources.  In addition, our labor and labor-related costs decreased $0.2 million over the same period last year, consisting of a $0.3 million decrease in severance expense, as a result of the completion of the consolidation of our San Ramon, California office with our Auburn, Alabama office during fiscal 2009, offset by a $0.1 million increase for performance stock unit and incentive pay expense.  We also reported a $0.1 million decrease in travel and travel-related expenses, due to decreased travel by our executive team.

Offsetting these decreases were: the increase of $0.1 million in legal fees, primarily associated with the settlement with one state in a money transmitter license issue; a $0.1 million in increased software maintenance expense, primarily attributable to increased data security efforts as well as the acquisition of ChoicePay; and $0.1 million in bad debt expense, as a result of longer payment cycles.

During fiscal 2010, we expect to see decreases in general and administrative support expense as we continue to recognize the benefits of our strategic cost saving initiatives and continue to consolidate and streamline our EPS operations.

Wind-down General and Administrative:  During the three months ended December 31, 2009, Wind-down operations incurred $0.1 million of general and administrative expenses, a $44,000, or 71.0%, increase over the same period last year.  This increase is primarily attributable to an increase in bad debt

Tier Technologies, Inc.

expense relating to one contract, which was substantially complete in fiscal 2009, but final payment has not yet been received by the client.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three months ended December 31, 2009 and 2008:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Selling and marketing
EPS	$1,601	$1,313	$288	21.9%
Wind-down	—	3	(3)	(100.0)%
Total	$1,601	$1,316	$285	21.7%

EPS Selling and Marketing:  During the three months ended December 31, 2009, EPS incurred $1.6 million of selling and marketing expenses, a $0.3 million, or 21.9%, increase over the same period last year.  Labor and labor-related expenses increased $0.1 million during the three months ended December 31, 2009 compared to the same period last year, attributable to additional commission expense of $0.4 million as a result of the one-time reduction of commission expense during the first quarter of fiscal 2009 to modify historical commission plans, offset by $0.3 million in labor costs consistent with our efforts to streamline our labor force.  We incurred $0.1 million in additional partnership fees as a result of additional advertising efforts within certain mediums.  We also incurred $0.1 million in other costs relating to increasing our brand awareness and developing new relations, including increases in market research, travel and participation in various trade shows and conferences.

During fiscal 2010, we expect to see modest increases in EPS selling and marketing expenses as we continue to build our sales and marketing staff and expand our strategic partnership initiatives.

Wind-down Selling and Marketing:  As a result of our decision to not pursue new contracts within Wind-down, we did not incur any selling and marketing expenses during the three months ended December 31, 2009.

We do not expect to incur selling and marketing expenses in Wind-down during fiscal 2010.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three months ended December 31, 2009 and 2008:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2009	2008	$	%
Depreciation and amortization
EPS	$1,335	$979	$356	36.4%
Wind-down	273	480	(207)	(43.1)%
Total	$1,608	$1,459	$149	10.2%

Depreciation and amortization relating to EPS increased during the three months ended December 31, 2009 by $0.4 million, or 36.4%, primarily associated with the acquisition of ChoicePay.  Our depreciation and

Tier Technologies, Inc.

amortization within Wind-down decreased $0.2 million, or 43.1%, consistent with our decision to primarily allocate resources to EPS.

Other Income/(Loss) (Continuing Operations)

Gain/(loss) on investment:  During the three months ended December 31, 2009, we recognized a $12,000 gain related to the increase in fair value of our auction rate securities, an increase of $0.1 million over the same period last year.

Interest income, net:  Interest income during the three months ended December 31, 2009 decreased $0.2 million compared to the three months ended December 31, 2008, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

We did not report an income tax provision for the three months ended December 31, 2009.  We reported an income tax provision of $1,000 for the three months ended December 31, 2008.  The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At December 31, 2009, we had $105.7 million of federal net operation loss carryforwards, which expire beginning in fiscal 2018 through 2029, and $92.8 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2024.

DISCONTINUED OPERATIONS

Our Discontinued Operations consists of portions of our former GBPO and PSSI businesses which we have divested and no longer operate.  During the three months ended December 31, 2009 and 2008, net losses from Discontinued Operations were $0.1 million and $3.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 we had $57.7 million in cash, cash equivalents and marketable securities consistent with the balance at September 30, 2009.  In addition, at December 31, 2009, and September 30, 2009, we had restricted cash of $7.4 million, of which $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients and $1.4 million is used to collateralize outstanding letters of credit, which are scheduled to come due during fiscal year 2010.  At December 31, 2009, we had an Amended and Restated Credit and Security Agreement, as amended, with our lender, under which we may obtain up to $7.5 million of letters of credit.  Effective January 2010, this agreement was modified to allow us to obtain up to $5.0 million of letters of credit, and to extend its expiration date through January 2011.  This agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  The $1.4 million of letters of credit outstanding were issued to secure performance bonds and a property lease.

In January 2010, we were notified we had been approved a line of credit of $15,023,000 with UBS Bank USA, our investment manager, secured by our auction rate securities.  Pursuant to our participation in the ARS Rights provided to us by UBS, we are entitled to borrow funds from UBS up to the par value of eligible

Tier Technologies, Inc.

auction rate securities.  This line of credit provides us liquidity for what are currently illiquid investments should business needs arise.

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

Net Cash from Continuing Operations—Operating Activities.  During the three months ended December 31, 2009, our operating activities from Continuing Operations provided $1.5 million of cash.  This reflects a net loss of $0.7 million from Continuing Operations and $2.4 million of non-cash items.  During the three months ended December 31, 2009, $2.7 million of cash was generated by an increase in accounts and settlements payable and accrued liabilities.  An increase in accounts receivable used $2.0 million of cash.  An increase in prepaid expenses and other assets used $0.7 million of cash.  In addition, an increase in income tax receivable used $0.1 million of cash and a decrease in deferred income used $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from Continuing Operations for the three months ended December 31, 2009 was $3.9 million, including $5.6 million of cash provided by maturities and sales of marketable securities, offset by $1.0 million of cash used to purchase marketable securities.  During the three months ended December 31, 2009, the collection of a note receivable provided $0.3 million of cash.  The purchase of equipment and software to support our EPS operations used $1.0 million of cash.

Net Cash from Continuing Operations—Financing Activities.  For the three months ended December 31, 2009 $0.7 million of cash was used for the purchase of company stock and $9,000 of cash was used for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the three months ended December 31, 2009, our operating activities from Discontinued Operations used $54,000 of cash as a result of the recognition of some residual restructuring expenses.

In Note 3—Investments of our Consolidated Financial Statements we disclosed that at December 31, 2009, our investment portfolio included $30.1 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  If the banking system or the financial markets continue to deteriorate or remain volatile, we may be unable to liquidate these investments in a timely manner at par value.  To minimize the liquidity risks associated with these investments, we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest beginning on June 30, 2010.  Our investment manager has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer on July 2, 2012.

CONTRACTUAL OBLIGATIONS

During the three months ended December 31, 2009, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, and government and non-government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percent from levels at December 31, 2009, the fair value of the portfolio would decline by about $18,200.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tier Technologies, Inc.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  Certain divestitures include contractual earn outs and revenue sharing arrangements based on the buyers’ successful operation of the businesses divested.  If the businesses are not profitable or there are revenue shortfalls, we may not receive the expected benefits from the divestitures, which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  Mediation is scheduled to take place in May 2010.  If this contract, or other divested contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability to Tier could result, causing damages, unanticipated costs, bond forfeitures and loss of revenue.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities:

Period Covered	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Program (1) (in thousands)
October 1 through October 31, 2009	86.8	$8.62	86.8	$7,664
November 1 through November 30, 2009	—	—	—	—
December 1 through December 31, 2009	—	—	—	—
Total	86.8	$8.62	86.8	$7,664

(1)  On January 21, 2009, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $15.0 million of the
Company’s common stock.  On August 13, 2009, the authorized repurchase amount was increased to $20.0 million.

ITEM 5.  OTHER INFORMATION

On December 9, 2009, we entered into a Deed of Lease agreement with Sunrise Campus Investors for the lease of 25,583 square feet of office space located at 11130 Sunrise Valley Drive, Reston, Virginia.  We intend to relocate our headquarters to these premises in April 2010.  The lease is scheduled to expire in April 2018.  The Deed of Lease agreement is filed as an exhibit to this Form 10-Q.

Tier Technologies, Inc.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Deed of Lease agreement between Tier Technologies, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
†Filed herewith.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC

Dated: February 9, 2010

	By:	/s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

Tier Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Deed of Lease agreement between Tier Technologies, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
†Filed herewith.