Form 10-K/A
period 2009-09-30
TIER TECHNOLOGIES INC
filed 2010-03-15
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of March 31, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $70,919,668, based on the closing sale price of the common stock on March 31, 2009, as reported on The NASDAQ Stock Market. As of March 5, 2010, there were 18,150,965 shares of common stock outstanding.

EXPLANATORY NOTE
We originally filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 with the Securities and Exchange Commission (“SEC”) on November 10, 2009, and amended it on January 28, 2010 to include the disclosures required by Part III of Form 10-K, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement. We are filing this Amendment No. 2 to Form 10-K to amend and restate Part III of our Annual Report on Form 10-K to amend certain biographical information about our directors, include additional information regarding related party transactions and revise Items 11 and 12 of Part III. There have been no changes to Item 14 of Part III.
In connection with the filing of this Amendment No. 2 to Form 10-K and pursuant to the rules of the SEC, we are including certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
Except as specifically set forth herein, this Amendment No. 2 to Form 10-K does not reflect events occurring after the original filing of our Annual Report on Form 10-K on November 10, 2009 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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
Charles W. Berger
Age: 57—Director since: January 2002
Recent Business Experience: Mr. Berger was Chief Executive Officer of DVDPlay, Inc., a manufacturer and operator of DVD rental kiosks, from April 2006 through February 2009, and was Chairman of the Board of DVDPlay from December 2001 through December 2009. From March 2003 through September 2005, Mr. Berger served as President, Chief Executive Officer, and a director of Nuance Communications, Inc., a publicly traded company that developed and marketed speech recognition software. In September 2005, Nuance Communications merged with Scansoft, Inc. Since December 2004, Mr. Berger has been a director of SonicWALL, Inc., a publicly traded company that manufactures computer network security applications. Mr. Berger also serves on the Board of Directors for the United States Naval Memorial and is a Trustee and member of the Investment Committee for Bucknell University.
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

Morgan P. Guenther
Age: 56—Director since: August 1999
Recent Business Experience: Since April 2009, Mr. Guenther has served as a private consultant to technology companies. Mr. Guenther served as Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless entertainment services company, from May 2005 through April 2009. From February 2003 to April 2005, he served as a private consultant to technology companies. From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a creator of digital video recording services. From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo. Mr. Guenther also serves as a board member for Integral Development Corp., a provider of electronic capital markets trading solutions.
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
David A. Poe
Age: 61—Director since: October 2008
Recent Business Experience: From March 1980, Mr. Poe has served as a consultant and director of Edgar, Dunn & Company, or EDC, an independent global financial services and payments consultancy. From March 1998 to May 2008, Mr. Poe served as Chief Executive Officer of EDC. Mr. Poe also serves as an advisory council member for the Bank of San Francisco and the University of Idaho College of Letters, Arts and Social Sciences.

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

Members: Charles W. Berger (Chair) John J. Delucca (Vice Chair) Daniel J. Donoghue Zachary F. Sadek (from March 2009) Samuel Cabot III (through March 2009) Number of Meetings in Fiscal 2009: 7
Selects the independent registered public accounting firm to audit Tier’s books and records, subject to stockholder ratification, and determines the compensation of the independent registered public accounting firm.

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
The Company uses the same policies and process to determine the compensation of our highest-paid executive officer, Mr. Rossetti, our Chief Executive Officer, as we use to determine the compensation of our other named executive officers. The Company believes that, as Chief Executive Officer and Chairman of the Board of Directors, Mr. Rossetti has the most significant impact on the value, potential growth, and success of the Company. Among other things, Mr. Rossetti provides the Company’s strategic vision, manages client and stockholder relationships, supervises the Company’s executive team, and provides executive leadership to the Company as a whole. In addition, the Compensation Committee believes that Mr. Rossetti’s compensation reflects his 30 years CEO experience in private and public companies, 8 years of experience in the payment processing industry, 15 years as a member of the Company’s Board of Directors, and his financial and accounting experience.
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
Our cash incentive compensation plans are linked to Tier’s financial performance goals established annually within our business plan, which is reviewed and approved by our Board. This link allows a component of our executive compensation to be an at-risk payment for achieving threshold, target, and maximum company and business unit performance targets. Throughout the year, the Compensation Committee reviews the cash incentive plans for executives for reasonableness and potential for meeting company or business unit defined performance metrics. If performance targets for the fiscal year are not met, the Compensation Committee may still elect to pay bonus incentive compensation on a discretionary basis. There is no limit on the Compensation Committee’s discretion; however, in fiscal year 2009, the Compensation Committee did not exercise discretion to increase the bonus compensation payable to any executive officer. The Compensation Committee expects that it would exercise its discretion to pay bonus compensation where it determined that such a payment would increase stockholder welfare over the medium- and long-term. In determining whether and how to exercise their discretion to pay incentive compensation, the members of the Compensation Committee are subject to the same standards of fiduciary duty, good faith, and business judgment that govern the exercise of their other responsibilities as directors of the Company. The Compensation Committee may also cancel or amend a cash incentive plan based on the outcome of its periodic reviews.
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
The Compensation Committee meets at least four times per year. At these meetings the Compensation Committee reviews, among other things, new hire status, promotions, and achievements of current executives, in determining whether to make stock option or RSU grants. Options and RSUs are considered granted on the date the Compensation Committee approves the granting of the options and/or the RSUs. RSUs, while awarded at the time of grant by the Compensation Committee, are earned upon the achievement of defined and sustained share value performance targets. The Compensation Committee awards options and RSUs at its discretion and in accordance with 2004 Plan requirements as to the number of awards that may be awarded to executives throughout a fiscal year, taking into account an executive’s performance, level of responsibility and future contributions to Tier. Under the terms of the 2004 Plan, the maximum number of shares with respect to which awards may be granted to any individual is 300,000 shares per fiscal year. The maximum number of RSUs that may be awarded under the terms of the 2004 Plan is 500,000 units. We reached this maximum number of RSUs during fiscal year 2008. As such, all future RSU awards will be made outside of the 2004 Plan and settled in cash. Subject to provisions relating to vesting acceleration that apply under certain circumstances, options typically vest over five years, with 20% of the underlying shares vesting on each of the first five anniversaries of the grant date, and have a maximum ten year term, and RSUs typically vest three years after they are earned. Options and RSUs that are unvested upon an executive’s termination are generally forfeited, unless otherwise provided in an option agreement or employment agreement. We believe this encourages executive performance, tenure and the promotion of sustained growth with Tier. However, our named executive officers may be entitled to accelerated vesting of their options and RSUs under certain circumstances, including a change of control. See Potential Payments Upon Termination or Change in Control on page 25 for additional information.
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
Under the PSU Plan’s change of control provision, if we experience a change of control event, the units that have been awarded or would be awarded based upon the per share value realized by our stockholders in the change of control event will be immediately awarded, and the payment due to the executive will be based on such per share value realized by our stockholders in the change of control event, not to exceed $15.00 per share. If the executive continues to be employed by the surviving entity following the change of control event, the award will vest and be paid at the earlier of two years after the change of control event or three years after the effective date of the PSU Plan. Payment of the award may be accelerated following a change of control event for a termination without cause, death or disability, or resignation for good reason that occurs within 24 months of the change of control event. The PSU Plan defines a change of control event as:
•	any person, entity, or affiliated group becoming the beneficial owner or owners of more than 50% of the outstanding equity securities of Tier, or otherwise becoming entitled to vote shares representing more than 50% of the undiluted total voting power of our then-outstanding securities eligible to vote to elect members of the Board;

•	a consolidation or merger (in one transaction or a series of related transactions) of Tier pursuant to which the holders of our equity securities immediately prior to such transaction or series of transactions would not be the holders immediately after such transaction or series of related transactions of more than 50% of the securities eligible to vote to elect members of the Board of the entity surviving such transaction or series of related transactions; or

•	the sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tier.
The following table provides information on long-term incentives issued to our named executive officers during fiscal 2009:

	Restricted	Performance	Stock
Named executive officer	stock units (1)	stock units (2)	options (3)

Ronald L. Rossetti	150,000	—	—
Nina K. Vellayan	—	180,000	200,000
Ronald W. Johnston	—	150,000	75,000
Keith S. Kendrick	—	100,000	50,000
Keith S. Omsberg	—	50,000	15,000

(1)	Granted to Mr. Rossetti under his EVA Plan. These RSUs will be earned upon Tier’s achievement and maintenance for a period of 60 days of a Share Price Performance Target of $8.00 per share. Unless vesting is accelerated under the circumstances discussed under “Potential Payments Upon Termination or Change in Control”, any RSUs that are earned due to the achievement and maintenance of Share Price Performance Targets will vest on April 30, 2011. RSUs are payable in shares unless no shares are available under a shareholder approved plan, in which case they are payable in cash.

(2)	Unless vesting is accelerated under the circumstances discussed under “Potential Payments Upon Termination or Change in Control”, any PSUs that are awarded due to the achievement and maintenance of Share Price Performance Targets will vest on December 4, 2011. PSUs are payable in cash unless shares are available under a shareholder approved plan, in which case they may be payable in the form of shares at the option of the Company.

(3)	Unless vesting is accelerated under the circumstances discussed under “Potential Payments Upon Termination or Change in Control”, options vest over five years, with 20% of the underlying shares vesting on each of the first five anniversaries of the grant date.
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

						Non-equity
						incentive plan	All other
Name and principal		Salary	Bonus	Stock awards	Option awards	compensation	compensation	Total
position	Year	($)	($) (1)	($) (2)	($) (2)	($) (3)	($) (4)	($)

Ronald L. Rossetti	2009	$400,000	$—	$513,497	$—	$400,000	$228,061	$1,541,558
Chief Executive Officer, Chairman of the Board	2008	589,231	390,513	264,583	—	—	278,363	1,522,690
	2007	600,000	600,000	—	119,375	—	230,710	1,550,085

Nina K. Vellayan Executive Vice President, Chief Operating Officer	2009	267,596	75,000	219,180	47,215	206,250	8,028	823,269

Ronald W. Johnston (5) Senior Vice President, Chief Financial Officer	2009	272,692	—	182,650	232,971	165,000	8,180	861,493
	2008	172,158	68,750	—	58,326	—	4,943	304,177

Keith S. Kendrick	2009	265,000	132,500	121,767	72,783	59,625	95,405	747,080
Senior Vice President, Strategic Marketing	2008	68,288	—	—	18,018	—	42,953	129,259

Keith S. Omsberg Vice President, General Counsel and Secretary	2009	190,000	—	60,883	47,845	28,500	4,385	331,613
	2008	188,000	92,500	—	50,706	—	5,585	336,791

(1)	Reflects the following bonus payouts for fiscal years 2009, 2008 and 2007:

		Employment
Name	Year	agreement	Discretionary	Total bonus payout

Ronald L. Rossetti	2008	$166,667	$223,846	$390,513
	2007	600,000	—	600,000

Nina K. Vellayan	2009	75,000	—	75,000

Ronald W. Johnston	2008	68,750	—	68,750

Keith S. Kendrick	2009	132,500	—	132,500

Keith S. Omsberg	2009	—	—	—
	2008	—	92,500	92,500
See pages 12 through 14 for additional information on bonus payments.

(2)	The amounts included in these columns reflect the dollar amount recognized as an expense for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 for stock awards (consisting of RSUs in the case of Mr. Rossetti and PSUs in the case of the other named executives) and stock option awards, calculated in accordance with U.S. GAAP, excluding any estimate of forfeitures. Accordingly, the columns include amounts relating to awards granted during and prior to the year indicated. The following table summarizes the amounts shown in the “Stock Awards” and “Option Awards” columns and the amount included for each such award for fiscal year 2009. Assumptions used in the calculation of these amounts and the amounts for fiscal year 2009 are included in footnote 14 to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2009, as amended.

	Stock Awards			Option Awards
		Total number of			Total number of
		shares underlying	Amount included in		shares underlying	Amount included in
Name	Date of award	stock awards (#)	fiscal 2009 ($)	Date of award	options awarded (#)	fiscal 2009 ($)

Ronald L. Rossetti	12/4/08	150,000	$102,222	—	—	$—
	4/30/08	550,000	411,275

			513,497

Nina K. Vellayan	12/4/08	180,000	219,180	12/4/08	200,000	47,215

Ronald W. Johnston	12/4/08	150,000	182,650	12/4/08	75,000	17,706

				7/1/08	200,000	215,265

						232,971

Keith S. Kendrick	12/4/08	100,000	121,767	12/30/08	50,000	11,409

				6/30/08	100,000	61,374

						72,783

Keith S. Omsberg	12/4/08	50,000	60,883	12/4/08	15,000	3,541

				12/10/07	20,000	13,457
				10/1/07	30,000	21,912
				9/13/06	10,000	5,882
				11/1/04	3,000	2,481
				12/1/03	3,000	572

						47,845

(3)	Reflects cash payouts for fiscal year 2009 under the Executive Incentive Plan.

			Total non-equity incentive
Name	Year	Incentive plan	payout

Ronald L. Rossetti	2009	EIP	$ 400,000

Nina K. Vellayan	2009	EIP	206,250

Ronald W. Johnston	2009	EIP	165,000

Keith S. Kendrick	2009	EIP	59,625

Keith S. Omsberg	2009	EIP	28,500
     See page 13 for additional information on the Executive Incentive Plan.
(4)	Consists of:
•	the aggregate incremental cost to Tier of providing perquisites and other personal benefits;

•	company matching contributions under 401(k) plans; and

•	tax reimbursement payments relating to income tax liability incurred by the applicable executive as a result of the Company’s payment for the perquisites described below.
     The following table summarizes the amounts shown in the “All Other Compensation” column:

				Tax	Total all other
Name	Year	Perquisites(a)	401(k)	reimbursement	compensation

Ronald L. Rossetti	2009	$116,802	$7,350	$103,909	$228,061
	2008	183,338	6,900	88,125	278,363
	2007	191,435	6,750	32,525	230,710

Nina K. Vellayan	2009	—	8,028	—	8,028

Ronald W. Johnston	2009	—	8,180	—	8,180
	2008	—	4,943	—	4,943

Keith S. Kendrick	2009	87,455	7,950	—	95,405
	2008	35,986	1,835	5,132	42,953

Keith S. Omsberg	2009	—	4,385	—	4,385
	2008	—	5,585	—	5,585

(a)	See Perquisites and Benefits in Compensation Discussion and Analysis beginning on page 8 for a discussion of perquisites provided to executives. Perquisites include:
•	expenses for corporate apartments located near our corporate headquarters in Reston, Virginia, including utilities;

•	expenses for local transportation while the executive is located in Reston and air and ground transportation, meals and lodging for travel by the executive to and from his home to our corporate headquarters in Reston; and

•	legal consultation fees relating to negotiation and review of the executive’s employment agreement.
The following table summarizes the amounts shown in the “Perquisites” column:

Name	Year	Corporate apartment*	Travel*		Legal consultation*	Total

Ronald L. Rossetti	2009	$ 52,459	$ 64,343		$ —	$116,802
	2008	39,096	113,431		30,811	183,338
	2007	41,232	130,375	**	19,828	191,435

Keith S. Kendrick	2009	28,221	59,234		—	87,455
	2008	8,310	19,371		8,305	35,986

*	Amounts reflect aggregate incremental cost to the Company, which is equal to the Company’s out-of-pocket costs for these perquisites.

**	Includes travel by chartered private jet for business meeting which Mr. Rossetti attended. Total cost was $27,295 and is split equally between Mr. Rossetti and a former executive who attended the meeting.

(5)	Mr. Johnston served as interim Chief Financial Officer from April 2008 to June 2008.
Fiscal 2009 Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards made to the named executive officers during the fiscal year ended September 30, 2009:

													Closing
										All other			market	Grant date
										option		Exercise or	price	fair
										awards:		base price	of common	value of
		Estimated possible payouts under			Estimated future payouts under					number of		of	stock	stock
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (1)					securities		option	on date of	and option
		Threshold	Target	Maximum	Threshold		Target	Maximum		underlying		awards	grant	awards ($)
Name	Grant date	($) (2)	($) (3)	($) (4)	(#)		(#)	(#)		options (#)		($/s h) (5)	($/s h) (5)	(6)

Ronald L. Rossetti		$300,000	$400,000	$500,000	—		—	—		—		$—	$—	$—
	12/4/2008	—	—	—	150,000	(7)	(9)	700,000	(10)	—		—	—	—

Nina K. Vellayan		137,500	206,250	275,000	—		—	—		—		—	—	—
	12/4/2008	—	—	—	45,000	(8)	(9)	180,000	(11)	200,000	(12)	4.25	4.34	850,000

Ronald W. Johnston		137,500	165,000	206,250	—		—	—		—		—	—	—
	12/4/2008	—	—	—	37,500	(8)	(9)	150,000	(11)	75,000	(13)	4.25	4.34	318,750

Keith S. Kendrick		132,500	159,000	198,750	—		—	—		—		—	—	—
	12/4/2008	—	—	—	25,000	(8)	(9)	100,000	(11)	—		—	—	—
	12/30/2008	—	—	—	—		—	—		50,000	(13)	4.73	4.93	236,500

Keith S. Omsberg		19,000	28,500	38,000	—		—	—		—		—	—	—
	12/4/2008	—	—	—	12,500	(8)	(9)	50,000	(11)	15,000	(13)	4.25	4.34	63,750

(1)	For additional information concerning performance metrics and payouts under non-equity and equity incentive plan awards, see pages 13 through 16.

(2)	The threshold amount represents the amounts payable to the executive if we met our corporate performance threshold goal of EBITDA of $750,000 for fiscal 2009 under the Executive Incentive Plan.

(3)	The target amount represents the amounts payable to the executive if we met our corporate performance target goal of EBITDA of $1.0 million for fiscal 2009 under the Executive Incentive Plan.

(4)	The maximum amount represents the amounts payable to the executive if we met our corporate performance stretch goal of EBITDA of $1.25 million for fiscal 2009 under the Executive Incentive Plan. During fiscal year 2009, we exceeded this stretch goal. However, the Compensation Committee, on management’s recommendation, determined that EIP payouts for fiscal year 2009 would be determined as if the target EBITDA, rather than the maximum EBITDA, had been achieved, in order to make additional funds available for bonuses payable to individuals other than our executive officers.

(5)	The exercise price of the options granted to the individuals shown above was the closing price of Tier’s common stock on the day prior to the grant date.

(6)	Represents the full grant date fair value of each equity-based award, computed in accordance with U.S. GAAP.

(7)	The threshold amount represents the number of RSUs that would be issuable to Mr. Rossetti under his EVA Plan if we achieved and maintained a Share Price Performance Target of $8.00 per share, which is the lowest Share Price Performance Target under the EVA Plan, for a period of 60 days, subject to vesting requirements. RSUs that are earned vest on April 30, 2011. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control. RSUs are payable in shares unless no shares are available under a shareholder approved plan, in which case they are payable in cash.

(8)	The threshold amount represents the number of PSUs that would be issuable to the applicable executive under the PSU Plan if we achieved and maintained a Share Price Performance Target of $8.00 per share, which is the lowest Share Price Performance Target under the PSU Plan, for a period of 60 days, subject to vesting requirements. If the applicable Share Price Performance Targets are met, PSUs vest on December 4, 2011. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control. PSUs are payable in cash unless shares are available under a shareholder approved plan, in which case they may be payable in the form of shares at the option of Tier.

(9)	As discussed on pages 24 and 25, each of Mr. Rossetti’s EVA Plan and the PSU Plan has four payout levels, each of which is associated with a Share Price Performance Target. The threshold payout level, which is associated with the lowest Share Price Performance Target, is discussed in notes (7) and (8) above. The maximum payout level, which is associated with the highest Share Price Performance Target, is discussed in notes (10) and (11) below. The middle two payout levels are the target payout levels. If Tier achieves either of the two middle Share Price Performance Targets, Mr. Rossetti will earn the number of RSUs associated with that Share Price Performance Target, and the other named executive officers will earn the number of PSUs associated with that Share Price Performance Target, in each case subject to the vesting requirements noted in footnotes (7) and (8) above.

(10)	The maximum amount represents the number of RSUs that would be issuable to Mr. Rossetti under his EVA Plan if Tier achieved and maintained a Share Price Performance Target of $15.00 per share, which is the highest Share Price Performance Target under the EVA Plan, for a period of 60 days, subject to the vesting requirements noted in footnote (7) above.

(11)	The maximum amount represents the number of PSUs that would be issuable to the applicable executive under the PSU Plan if Tier achieved and maintained a Share Price Performance Target of $13.00 per share, which is the highest Share Price Performance Target under the PSU Plan, for a period of 60 days, subject to the vesting requirements noted in footnote (8) above.

(12)	Ms. Vellayan was awarded an option to purchase 200,000 shares of Tier stock pursuant to her employment agreement. These options, which were granted under the 2004 Plan, vest as to 20% of the underlying shares on each of the first five anniversaries of the date granted and expire in ten years. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

(13)	These options were granted under the 2004 Plan, vest as to 20% of the underlying shares on each of the first five anniversaries of the date granted and expire in ten years. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.
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

	Fees earned or paid
Name	in cash ($)	Stock awards ($) (1)	Total ($)
Charles W. Berger (Chair Audit Committee)	$41,000	$12,720	$53,720
Samuel Cabot III (2)	25,750	—	25,750
John J. Delucca (Vice Chair Audit Committee)	37,500	12,720	50,220
Daniel J. Donoghue (3)	17,000	12,720	29,720
Morgan P. Guenther (Chair Governance and Nominating Committee)	52,500	12,720	65,220
Philip G. Heasley (Chair Compensation Committee and Lead Director)	46,500	12,720	59,220
Michael R. Murphy (3)	19,500	12,720	32,220
David A. Poe (Chair Data Security Committee)	31,875	12,720	44,595
Zachary F. Sadek (3)	16,500	12,720	29,220
James R. Stone (4)	18,500	—	18,500

(1)	The amounts included in this column reflect the dollar amount recognized as an expense for financial statement reporting purposes in fiscal 2009 for restricted stock unit awards, calculated in accordance with U.S. GAAP. Assumptions used in the calculation of these amounts are included in footnote 14 to the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2009, as amended. The expense per member has been calculated as total expense to be recognized on the date of valuation per month multiplied by the number of months in measurement period, based on the following:

Number of RSUs awarded	9,000
Fair value of award (closing price on day of valuation)	$8.48
Total fair value	$76,320
Total months to recognize expense	36
Number of months in measurement period	6
     The following table shows the aggregate number of stock awards and option awards outstanding at the end of fiscal year 2009 for each director:

Name	Stock awards outstanding	Options outstanding
Charles W. Berger	9,000	140,000
John J. Delucca	9,000	40,000
Daniel J. Donoghue	9,000	—
Morgan P. Guenther	9,000	150,000
Philip G. Heasley	9,000	10,002
Michael R. Murphy	9,000	—
David A. Poe	9,000	6,668
Zachary F. Sadek	9,000	—

(2)	Mr. Cabot’s term of office expired when his successor was elected at our 2009 annual meeting.

(3)	Messrs. Donoghue, Murphy and Sadek joined our Board in March 2009.

(4)	Mr. Stone did not stand for re-election at our 2009 annual meeting.

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

	Common stock beneficially owned
			Percent of
Name of beneficial owner(1)	Total number of shares		class(2)
Charles W. Berger	140,000	(3)	*
John J. Delucca	50,000	(4)	*
Daniel Donoghue	2,459,404	(5)	13.5%
Morgan P. Guenther	140,000	(3)	*
Philip Heasley	20,002	(6)	*
Michael Murphy	2,459,404	(5)	13.5%
David A. Poe	6,668	(3)	*
Zachary Sadek	1,799,321	(7)	9.9%
Ronald W. Johnston	81,666	(8)	*
Keith Kendrick	30,000	(9)	*
Keith S. Omsberg	37,500	(10)	*
Ronald L. Rossetti	434,500	(11)	2.3%
Nina K. Vellayan	53,564	(12)	*
All directors and executive officers as a group (13 persons)	5,252,625	(13)	27.6%

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
Policies and Procedures for Review, Approval, or Ratification of Related Person Transactions
We use the following policies and procedures in connection with the review, approval, or ratification of related person transactions:
•	Any related person transaction proposed to be entered into by Tier must be reported to our General Counsel.
•	The Governance and Nominating Committee shall review and approve all related person transactions, prior to effectiveness or consummation of the transaction, whenever practicable.
•	If the General Counsel determines that advance approval of a related person transaction is not practicable under the circumstances, the Governance and Nominating Committee shall review and, in its discretion, may ratify the related person transaction at the next Governance and Nominating Committee meeting, or at the next meeting following the date that the related person transaction comes to the attention of the General Counsel; provided, however, that the General Counsel may present a related person transaction arising in the time period between meetings of the Governance and Nominating Committee to the Chair of the Governance and Nominating Committee, who shall review and may approve the related person transaction, subject to ratification by the Governance and Nominating Committee at the next meeting.
•	Previously approved transactions of an ongoing nature shall be reviewed by the Governance and Nominating Committee annually to ensure that such transactions have been conducted in accordance with the previous approval granted by the Governance and Nominating Committee, if any, and that all required disclosures regarding the related person transaction are made.
Standards for Review, Approval, or Ratification of Related Person Transactions
The Committee reviews, approves, or ratifies a related party transaction primarily based on the following standards:
•	the related person’s interest in the transaction, the dollar value of the amount involved, and the dollar value of the amount of the related person’s interest, without regard to profit or loss;
•	whether the transaction was undertaken in the ordinary course of business;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and potential benefits to us of, the transaction; and
•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
The Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in Tier’s best interests. The Committee may impose any conditions on the related person transaction that it deems appropriate.
Transactions not covered by Related Person Transaction Policy
Our Board has determined that specific types of interests and transactions identified in the policy do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of the policy, including:
1.	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction with the Company and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction;
2.	a transaction that is specifically contemplated by provisions of our charter or bylaws; and
3.	transactions that do not constitute related person transactions pursuant to the instructions to the SEC’s related person transaction disclosure rule.
Tier paid Edgar, Dunn & Company, or EDC, approximately $158,000 for consulting services in fiscal year 2009. David Poe, a director of the Company, is a director and officer of EDC and a holder of less than 10% of EDC’s outstanding shares. Mr. Poe was not involved in the negotiation of the terms of the transaction with the Company and did not receive any special benefits as a result of the transaction. The transaction with EDC during fiscal year 2009 was not reviewed under the related person transaction policy because it met the criteria set forth in item 1 above, and accordingly was not a related person transaction for purposes of the policy.
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

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by McGladrey & Pullen LLP, or McGladrey, to us for the fiscal years ended September 30, 2009 and 2008 are as follows (in thousands):

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

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
No financial statements or schedules are filed with this report on Form 10-K/A.
Exhibits

Exhibit
number	Exhibit description

2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 30, 2008 (1)

2.2	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)

3.1	Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (4)

4.1	Form of common stock certificate (3)

4.2	See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (6)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*

10.4	Amended and Restated 2004 Stock Incentive Plan (8)*

10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.8	Form of California Indemnification Agreement (9)

10.9	Form of Delaware Indemnification Agreement for officers (29)

10.10	Form of Delaware Indemnification Agreement for directors (29)

10.11	Tier Corporation 401(k) Plan, Summary Plan Description (9)*

10.12	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (11)*

10.13	Employment Agreement dated July 1, 2004 between Tier Technologies, Inc. and Ms. Deanne M. Tully (10)*

10.14	Executive Severance and Change in Control Benefits Agreement (10)*

10.15	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank dated March 6, 2006 (12)

10.16	Form of Employment Security Agreements between Tier Technologies, Inc., and each of Steven Beckerman, Todd Vucovich, and Michael Lawler, dated March 28, 2006 (13) *

10.17	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (14)*

10.18	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (14)*

10.19	Description of Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott, Bruce Spector, and fifteen other employees on August 24, 2006 (15)*

Exhibit
number	Exhibit description
10.20	Employment Agreement between Tier Technologies, Inc. and David E. Fountain, dated December 11, 2006(16)*

10.21	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (17)

10.22	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (18)

10.23	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (19)

10.24	Employment Agreement between Tier Technologies, Inc., and Kevin Connell, dated August 9, 2007 (20)*

10.25	Transition Agreement between Tier Technologies, Inc., and Deanne M. Tully dated December 12, 2007 (29)*

10.26	Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated February 12, 2007 (29)*

10.27	Amendment to the Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated November 15, 2007 (29)*

10.28	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008 (21)*

10.29	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (22)*

10.30	Employment Agreement between Tier Technologies, Inc. and Ronald W. Johnston, dated July 1, 2008 (22)*

10.31	Independent Contractor Agreement between Tier Technologies, Inc. and Steven M. Beckerman, dated August 6, 2008 (23) *

10.32	Third Amendment to Amended and Restated Credit and Security Agreement between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank dated September 29, 2008 (24)

10.33	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 (25)*

10.34	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Tier Technologies, Inc., dated November 11, 2008 (26)

10.35	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Official Payments Corporation, dated November 11, 2008 (26)

10.36	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti (27)*

10.37	Tier Technologies, Inc. Executive Performance Stock Unit Plan (30)*

10.38	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (28)*

10.39	Renewal Letter: Short Clear Extension of Termination Date between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank (31)

21.1	Subsidiaries of the Registrant (31)

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm(31)

Exhibit
number	Exhibit description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(31)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(31)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(32)

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(32)

31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934†

31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

*	Management contract or compensatory plan required to be filed as an exhibit to this report

†	Filed as an exhibit to this report

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

(24)	Filed as an exhibit to Form 8-K, filed October 3, 2008, and incorporated herein by reference

(25)	Filed as an exhibit to Form 10-K, filed December 8, 2008, and incorporated herein by reference

(26)	Filed as an exhibit to Form 10-Q, filed February 9, 2009, and incorporated herein by reference

(27)	Filed as an exhibit to Form 10-Q, filed May 11, 2009, and incorporated herein by reference

(28)	Filed as an exhibit to Form 8-K, filed May 19, 2009, and incorporated herein by reference

(29)	Filed as an exhibit to Form 10-K, filed December 14, 2007, and incorporated herein by reference

(30)	Filed as an exhibit to Form 8-K, filed January 22, 2009, and incorporated herein by reference

(31)	Previously filed as an exhibit to Form 10-K filed November 10, 2009

(32)	Previously filed as an exhibit to Form 10-K/A filed January 28, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: March 15, 2010	By:	/s/ Ronald L. Rossetti
Ronald L. Rossetti
Chief Executive Officer