Form 10-Q
period 2010-05-06
TIER TECHNOLOGIES INC
filed 2010-05-10
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
__________________

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11130 Sunrise Valley Drive, Suite 300
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

At April 30, 2010 there were 18,150,965 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the wind-down of certain operations, and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 37, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$32,435	$21,969
Investments in marketable securities	5,397	4,499
Restricted investments	1,361	1,361
Accounts receivable, net	3,128	4,790
Settlements receivable, net	11,806	10,592
Prepaid expenses and other current assets	2,028	2,239
Total current assets	56,155	45,450

Property, equipment and software, net	10,604	7,990
Goodwill	17,348	17,329
Other intangible assets, net	9,745	12,038
Investments in marketable securities	25,983	31,169
Restricted investments	6,000	6,000
Other assets	750	571
Total assets	$126,585	$120,547

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$146	$84
Settlements payable	22,136	13,911
Accrued compensation liabilities	2,313	3,213
Accrued discount fees	4,795	5,343
Other accrued liabilities	2,851	3,425
Deferred income	578	861
Total current liabilities	32,819	26,837
Other liabilities	2,459	1,121
Total liabilities	35,278	27,958

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,687 and 20,687; shares outstanding: 18,151 and 18,238	192,787	192,030
Treasury stock—at cost, 2,536 and 2,449 shares	(21,020)	(20,271)
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(80,459)	(79,170)
Total shareholders’ equity	91,307	92,589
Total liabilities and shareholders’ equity	$126,585	$120,547

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues	$30,674	$28,608	$63,442	$58,348

Costs and expenses:
Direct costs	22,536	20,771	46,628	43,189
General and administrative	6,192	7,512	12,519	14,142
Selling and marketing	1,438	1,912	3,039	3,228
Depreciation and amortization	1,635	1,624	3,243	3,084
Total costs and expenses	31,801	31,819	65,429	63,643
Loss from continuing operations before other income/(loss) and income taxes	(1,127)	(3,211)	(1,987)	(5,295)

Other income/(loss):
Gain/(loss) on investments	2	13	14	(99)
Interest income, net	171	240	298	544
Total other income	173	253	312	445

Loss from continuing operations before income taxes	(954)	(2,958)	(1,675)	(4,850)
Income tax (benefit)/provision	(145)	1	(145)	1

Loss from continuing operations	(809)	(2,959)	(1,530)	(4,851)
Gain/(loss) from discontinued operations, net	295	(2,402)	241	(5,664)

Net loss	$(514)	$(5,361)	$(1,289)	$(10,515)

(Loss)/income per share—Basic and diluted:
From continuing operations	$(0.04)	$(0.15)	$(0.08)	$(0.24)
From discontinued operations	0.01	(0.12)	0.01	(0.29)
Loss per share—Basic and diluted	$(0.03)	$(0.27)	$(0.07)	$(0.53)

Weighted average common shares used in computing:
Basic and diluted loss per share	18,151	19,711	18,154	19,723

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2010	2009	2010	2009
Net loss	$(514)	$(5,361)	$(1,289)	$(10,515)
Other comprehensive (loss)/income, net of tax:
Unrealized loss on investment in marketable securities	(1)	(3)	(1)	(2)
Impact of unrealized loss transferred from AOCI into net loss	—	—	—	2,504
Other comprehensive(loss)/income	(1)	(3)	(1)	2,502
Comprehensive loss	$(515)	$(5,364)	$(1,290)	$(8,013)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,289)	$(10,515)
Less: Gain/(loss) from discontinued operations, net	241	(5,664)
Loss from continuing operations, net	(1,530)	(4,851)
Non-cash items included in net loss:
Depreciation and amortization	3,243	3,131
Provision for doubtful accounts	511	116
Deferred rent	165	—
Share-based compensation	1,079	838
(Gain)/loss on trading investments	(14)	99
Other	(6)	7
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	(63)	(11,407)
Prepaid expenses and other assets	(272)	(85)
Accounts and settlements payable and accrued liabilities	6,175	14,845
Income taxes receivable	49	(61)
Deferred income	(283)	(609)
Cash provided by operating activities from continuing operations	9,054	2,023
Cash provided by (used in) operating activities from discontinued operations	241	(4,822)
Cash provided by (used in) operating activities	9,295	(2,799)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(6,897)	(21,460)
Maturities of available-for-sale securities	5,998	13,878
Sales of trading securities	5,200	—
Maturities of restricted investments	—	500
Purchase of equipment and software	(2,605)	(1,283)
Additions to goodwill—ChoicePay acquisition	(19)	(6,896)
Collection on note receivable	261	—
Proceeds from sale of discontinued operations	—	1,255
Cash provided by (used in) investing activities from continuing operations	1,938	(14,006)
Cash used in investing activities from discontinued operations	―	(437)
Cash provided by (used in) investing activities	1,938	(14,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	(749)	(639)
Capital lease obligations and other financing arrangements	(18)	(9)
Cash used in financing activities	(767)	(648)
Net increase (decrease) in cash and cash equivalents	10,466	(17,890)
Cash and cash equivalents at beginning of period	21,969	47,735
Cash and cash equivalents at end of period	$32,435	$29,845

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Six months ended March 31,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12	$3
Income taxes (refunded) paid, net	$(34)	$62
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of ARS Rights	$598	$3,227
Notes receivable from third parties	$—	$1,021
Transfer from available-for-sale to trading securities, at par value	$—	$31,325
Fair value adjustment of trading securities	$584	$824
Purchase price of ChoicePay acquisition	$—	$7,566
Fair value of net assets acquired	$—	$4,794
Goodwill from ChoicePay acquisition	$—	$2,772
Tenant improvements acquired with deferred rent credit	$959	$—

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

We reclassified historical information presented in our Consolidated Financial Statements and our Notes to Consolidated Financial Statements to conform to the current period’s presentation.  For additional information about our EPS and Wind-down operations, see Note 11—Segment Information.  For additional information about businesses in which we no longer operate, and have divested, see Note 14—Discontinued Operations.

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

Tier Technologies, Inc.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810.  In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification, or ASC, or FASB ASC 810, which requires companies to measure non-controlling interests in subsidiaries at fair value and to classify them as a separate component of equity.  FASB ASC 810 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We have adopted FASB ASC 810 October 1, 2009.  The adoption of FASB ASC 810 has not had a material effect on our financial position or results of operations.

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

FASB ASC 860.  In June 2009, the FASB issued FASB ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on October 1, 2010.  We are currently evaluating the effect the adoption of FASB ASC 860 will have on our financial position and results of operations.

FASB ASU 2010-06.  In January 2010, the FASB issued Accounting Standards Update, or ASU, or FASB ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011.  The adoption of this ASU had no impact on our financial position and results of operations, as it only requires additional disclosures.

FASB ASU 2010-09.  In February 2010, the FASB issued, and we adopted, FASB ASU 2010-09, which amends implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated, among other things.  The adoption of this ASU had no impact on our financial position and results of operations, as it only changes disclosure requirements.

Tier Technologies, Inc.

NOTE 3—INVESTMENTS

We own investments in marketable securities designated as available-for-sale or trading securities as defined by US GAAP.  Current restricted investments totaling $1.4 million at March 31, 2010 and September 30, 2009 were pledged in connection with performance bonds and a real estate operating lease and will be restricted for the terms of the project performance periods and lease period, the latest of which is estimated to end in August 2010.  Our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  This money market investment is reported as long-term Restricted investments on the Consolidated Balance Sheets.

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

At March 31, 2010 and September 30, 2009, our investment portfolio included $26.0 million and $31.2 million, respectively, par value of municipal bonds that were collateralized with student loans.  During the six months ended March 31, 2010, we liquidated $5.2 million of our auction rate securities, or ARS.  Our ARS remain illiquid investments and there have been no successful auctions of our securities since February 2008.  UBS exercised their rights under the ARS rights agreement to sell $4.8 million of our ARS.  In addition, one issuer redeemed $0.4 million of their securities at par value.

On November 11, 2008, we accepted an offer from our investment manager, UBS AG, or UBS, providing us with rights related to our ARS, or ARS Rights.  The ARS Rights (which have features that operate like put options) were covered in a prospectus dated October 7, 2008.  The ARS Rights entitle us to sell our existing ARS to UBS for a price equal to the par value plus accrued but unpaid interest, at any time during the period from June 30, 2010 through July 2, 2012.  The ARS Rights also grant to UBS the sole discretion and right to sell or otherwise dispose of our eligible ARS at any time until July 2, 2012, without prior notification, so long as we receive a payment of par value.  We expect to sell our ARS under the ARS Rights offering.  If the ARS Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue and pay interest as determined by the auction process or the terms of the ARS if the auction process fails.

US GAAP permits us to measure the ARS Rights, a recognized financial asset, at fair value in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses have been included in earnings and will continue to be included in future periods.  At March 31, 2010 the fair value of the ARS Rights totals $2.7 million, and is adjusted each reporting period, with the change to Gain/(loss) on investments in our Consolidated Statements of Operations.  We expect that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS.

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

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current and long-term investments in marketable securities:

	March 31, 2010			September 30, 2009
(in thousands)	Amortized cost	Net loss impact	Estimated fair value	Amortized cost	Net loss impact	Estimated fair value
Investments in marketable securities:
Commercial paper	$2,599	$(1)	$2,598	$—	$—	$—
Treasury bills	1,999	—	1,999	4,499	—	4,499
Discount note	800	—	800	—	—	—
Total marketable securities	5,398	(1)	5,397	4,499	—	4,499

Long-term investments in marketable securities:

Trading investments:
Debt securities (State and local bonds)	26,000	(2,722)	23,278	31,200	(3,320)	27,880
Auction rate securities Rights Series	—	2,705	2,705	—	3,289	3,289
Total trading investments	26,000	(17)	25,983	31,200	(31)	31,169

Total investments	$31,398	$(18)	$31,380	$35,699	$(31)	$35,668

As of March 31, 2010, all of the debt securities that were included in marketable securities had remaining maturities within one year.  As of March 31, 2010, all the debt securities included as trading investments have maturities in excess of ten years, with the exception of our ARS Rights, which expire in July 2012.  While all of these debt securities have long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

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

Level 1—	Quoted prices in active markets for identical assets or liabilities. Our Level 1 investments include: money market accounts, U.S. treasury securities, discount notes and commercial paper.

Level 2—	Inputs other than quoted prices in active markets, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 investments consist of certificates of deposit.

Tier Technologies, Inc.

Level 3—	Unobservable inputs, for which there is little or no market data for the assets or liabilities. Our Level 3 investments consist of auction rate securities and our auction rate securities rights (see Note 3—Investments for more information on these securities), which we value using the income approach.

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2009.

Fair value measurements as of March 31, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$2,150	$—	$—	$2,150

Investments in marketable securities:
Commercial paper	2,598	—	—	2,598
Discount note	800	—	—	800
U.S. Treasury bills	1,999	—	—	1,999
Debt securities	—	—	23,278	23,278
Auction Rate Securities Rights	—	—	2,705	2,705

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361

Total	$13,547	$1,361	$25,983	$40,891

Fair value measurements as of September 30, 2009

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$816	$—	$—	$816

Investments in marketable securities:
U.S. Treasury bills	4,499	—	—	4,499
Debt securities	—	—	27,880	27,880
Auction Rate Securities Rights	—	—	3,289	3,289

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361

Total	$11,315	$1,361	$31,169	$43,845

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

Changes in fair value measurements of our securities are included in Gain/(loss) on investments on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010 and 2009:

Tier Technologies, Inc.

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2009	$31,169
Sale of debt securities	(1,100)
Gain on investments included in earnings	12
Balance at December 31, 2009	$30,081
Sale of debt securities	(4,100)
Gain on investments included in earnings	2
Balance at March 31, 2010	$25,983
Gain included in Other income/(loss) for the three months ended March 31, 2010 related to assets held as of March 31, 2010	$2
Gain included in Other income/(loss) for the six months ended March 31, 2010 related to assets held as of March 31, 2010	$14

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2008	$28,821
Change in temporary valuation adjustment included in Accumulated other comprehensive loss	2,504
Loss on investments included in earnings	(4,946)
Recognition of ARS rights	4,834
Balance at December 31, 2008	$31,213
Gain on investments included in earnings	1,620
Recognition of ARS rights	(1,607)
Balance at March 31, 2009	$31,226
Gain included in Other income/(loss) for the three months ended March 31, 2009 related to assets held as of March 31, 2009	$13
Loss included in Other income/(loss) for the six months ended March 31, 2009 related to assets held as of March 31, 2009	$(99)

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, whose revenues exceeds 10% of revenues from EPS operations.

The following table shows the revenues specific to our contract with the IRS:

	Six months ended March 31,
(in thousands)	2010	2009
Revenue	$8,000	$8,762
Percentage of EPS operations revenue	12.9%	15.8%

Accounts receivable, net.  We reported $3.1 million and $4.8 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets for March 31, 2010 and September 30, 2009.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 18.9% and 30.9% of the balances reported at March 31, 2010 and September 30, 2009, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next three years.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  At March 31, 2010, one customer within our Wind-down operations accounts for 13.6% of our total receivable balance.  None of our EPS customers have receivables that exceed 10% of our total receivable balance.  As of March 31, 2010 and September 30, 2009, Accounts receivable, net included an allowance for uncollectible accounts of $0.5 million and $0.3 million, respectively, which represents the balance of receivables that we believe, are likely to become uncollectible.

Tier Technologies, Inc.

Settlements receivable, net.  As of March 31, 2010 and September 30, 2009, we reported $11.8 million and $10.6 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, which is normally concluded in 24- to 48-hours, we settle the obligation to the client.  See Note 8—Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn out of up to $2.0 million.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2010.

(in thousands)	EPS	Wind-down	Total
Balance at September 30, 2009	$17,329	$—	$17,329
ChoicePay, Inc. earn out	19	—	19
Balance at March 31, 2010	$17,348	$—	$17,348

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  No such event occurred in the three or six months ended March 31, 2010.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the six months ended March 31, 2010.  The following table summarizes Other intangible assets, net:

		March 31, 2010			September 30, 2009
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-16 years	$30,037	$(22,478)	$7,559	$30,037	$(20,557)	$9,480
Technology and research and development	5 years	5,618	(4,376)	1,242	5,618	(4,192)	1,426
Trademarks	6-10 years	3,463	(2,519)	944	3,463	(2,331)	1,132
Other intangible assets, net		$39,118	$(29,373)	$9,745	$39,118	$(27,080)	$12,038

During the six months ended March 31, 2010, we recognized $2.3 million of amortization expense on our other intangible assets.

Tier Technologies, Inc.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2010	2009	2010	2009
Current income tax provision:
State	$15	$1	$15	$1
Federal	—	—	—	—
Total provision for income taxes	$15	$1	$15	$1

We did not record a federal tax provision due to availability of net operation loss carryforwards.  Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intraperiod tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax benefit related to Continuing Operations for the three and six months ended March 31, 2010 includes a benefit of $160,000 due to the required intraperiod tax allocation.  Conversely, Discontinued Operations for the three and six months ended March 31, 2010 includes a charge of $160,000 related to a gain on disposal of discontinued operations.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more-likely-than-not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of March 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2005.  As of March 31, 2010, we were not engaged in any federal or state tax audits.

As of March 31, 2010, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At March 31, 2010, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At March 31, 2010 and September 30, 2009, we had legal accruals of $0.7 million and $0.2 million, respectively, based upon estimates of key legal matters.

BANK LINES OF CREDIT

At March 31, 2010, we had a credit facility that allowed us to obtain letters of credit up to a total of $5.0 million.  This credit facility, which is scheduled to mature on January 31, 2011, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the

Tier Technologies, Inc.

unused portion of the line.  As of March 31, 2010, $1.4 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure performance bonds and a facility lease.

In January 2010, we were notified we had been approved for an original line of credit of $15,023,000 with UBS Bank USA, our investment manager, secured by our auction rate securities.  Pursuant to our participation in the ARS Rights provided to us by UBS (see Credit Risk below), we are entitled to borrow funds from UBS up to the par value of eligible auction rate securities.  This line of credit provides us liquidity for what are currently illiquid investments should business needs arise.

The line of credit is a no net cost loan.  Advances against the line of credit will bear interest at variable rates that will equal the weighted average interest rate paid to Tier by the issuer of the ARS that are pledged to UBS as collateral.  No net cost loans may be repaid at any time without penalty.  Proceeds of the liquidation or sale of ARS pledged as collateral will be used to repay the loan plus interest due.  The line of credit terminates the earlier of when our ARS used as collateral are sold to UBS or the expiration of the rights offer.  At March 31, 2010, we have not borrowed against this line of credit.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At March 31, 2010, our investment portfolio included $26.0 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of concerns in the sub-prime mortgage market and overall credit market issues, we continue to experience unsuccessful auctions, as there are insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity has caused a decrease in the fair value of these securities.  All of our securities are collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

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

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At March 31, 2010, we had $7.5 million of bonds posted with clients.  There were no claims pending against any of these bonds.

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc., or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As part of the agreement, we are required to leave in place a $2.4 million performance bond on the continuing contract with the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion will be delayed and additional funding is needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV

Tier Technologies, Inc.

resources and RKV contractors. We retain certain liabilities for completion of the project and continue as the indemnitor under the performance bond.  Mediation is scheduled to take place in October 2010.  We do not believe resolution of this matter will have a material effect on our financial position or results of operations.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At March 31, 2010, we had $10.3 million of bonds posted with 43 jurisdictions.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of March 31, 2010, we had employment and change of control agreements with five executives and one other key manager.  If certain termination or change of control events were to occur under the six contracts as of March 31, 2010, we could be required to pay up to $5.9 million.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of March 31, 2010, 605,000 PSUs have been issued to key executives.  The PSU’s are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 13—Share-based Payment for additional information regarding the valuation of the PSUs.

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

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of March 31, 2010 are as follows:

Tier Technologies, Inc.

(in thousands)	Operating leases (1)	Capital Leases (2)(3)	Total
Twelve months ending March 31,
2011	$704	$34	$738
2012	494	30	524
2013	710	30	740
2014	728	3	731
2015	746	—	746
Thereafter	2,419	—	2,419
Total minimum lease payments	$5,801	$97	$5,898
(1) In December 2009 we signed a lease for our new headquarters in Reston, Virginia.
(2) On our Consolidated Balance Sheets, the amount due within twelve months is included in
      Other accrued liabilities. The remainder is included in Other liabilities.
(3) Total amount includes interest payments of $1.

AGREEMENT WITH DISCOVERY EQUITY PARTNERS, L.P.

In February 2010 we signed an agreement with two entities affiliated with two members of our board not standing for re-election at our 2010 annual meeting of stockholders, Discovery Equity Partners, L.P. and Discovery Group I, LLC, which we refer to as Discovery, with respect to our 2010 annual meeting of stockholders and other matters.  The agreement provided, among other things, for Tier to reimburse Discovery $175,000 for expenses related to their costs associated with our 2009 annual meeting of stockholders.  This payment, due to Discovery within five days of our 2010 annual meeting of stockholders, which occurred on April 8, 2010, was made on April 13, 2010.  We also agreed to pay $55,000 in legal expenses on behalf of Discovery.  In addition, pursuant to this agreement we accelerated the vesting of restricted stock units awarded to those two board members, payable on March 20, 2012.  See Note 13—Share-based Payment for additional information regarding the valuation of these RSUs.

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

NOTE 9—RELATED PARTY TRANSACTIONS

ITC DELTACOM, INC.

During the six months ended March 31, 2010, we purchased $0.1 million of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

During the three months ended March 31, 2010, we entered into an agreement with certain entities affiliated with Giant Investment, LLC, a stockholder affiliated with a member of our Board of Directors, regarding our 2010 annual meeting of stockholders and other matters.  We also reimbursed Giant and its affiliates $48,000 for legal expenses incurred by it related to our 2009 annual meeting.

NOTE 10—RESTRUCTURING

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the six months ended March 31, 2010:

Tier Technologies, Inc.

(in thousands)	Severance	Facilities closures	Total
Balance at September 30, 2009	$18	$236	$254
Additions/(reductions)	—	(21)	(21)
Cash payments	(18)	(198)	(216)

Balance at March 31, 2010	$—	$17	$17

At March 31, 2010 and September 30, 2009, we had $17,000 and $254,000, respectively, of restructuring liabilities associated with our Continuing Operations which is included in Other accrued liabilities on our Consolidated Balance Sheets.

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

The following table presents the results of operations for our EPS operations and our Wind-down operations for the three and six months ended March 31, 2010 and 2009.

(in thousands)	EPS	Wind- down	Total
Three months ended March 31, 2010:
Revenues	$29,985	$689	$30,674
Costs and expenses:
Direct costs	22,223	313	22,536
General and administrative	6,092	100	6,192
Selling and marketing	1,438	—	1,438
Depreciation and amortization	1,329	306	1,635
Total costs and expenses	31,082	719	31,801
Loss from continuing operations before other income and income taxes	(1,097)	(30)	(1,127)
Other income:
Interest income	171	—	171
Gain on investments	2	—	2
Total other income	173	—	173
Loss from continuing operations before taxes	(924)	(30)	(954)
Income tax benefit	(145)	—	(145)
Loss from continuing operations	$(779)	$(30)	$(809)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Three months ended March 31, 2009:
Revenues	$27,268	$1,340	$28,608
Costs and expenses:
Direct costs	20,149	622	20,771
General and administrative	7,092	420	7,512
Selling and marketing	1,909	3	1,912
Depreciation and amortization	1,147	477	1,624
Total costs and expenses	30,297	1,522	31,819
Loss from continuing operations before other income and income taxes	(3,029)	(182)	(3,211)
Other income:
Interest income, net	240	—	240
Gain on investment	13	—	13
Total other income	253	—	253
Loss from continuing operations before taxes	(2,776)	(182)	(2,958)
Income tax provision	1	—	1
Loss from continuing operations	$(2,777)	$(182)	$(2,959)

(in thousands)	EPS	Wind- down	Total
Six months ended March 31, 2010:
Revenues	$61,905	$1,537	$63,442
Costs and expenses:
Direct costs	46,055	573	46,628
General and administrative	12,313	206	12,519
Selling and marketing	3,039	—	3,039
Depreciation and amortization	2,664	579	3,243
Total costs and expenses	64,071	1,358	65,429
(Loss)/income from continuing operations before other income and income taxes	(2,166)	179	(1,987)
Other income:
Interest income, net	298	—	298
Gain on investment	14	—	14
Total other income	312	—	312
(Loss)/income from continuing operations before taxes	(1,854)	179	(1,675)
Income tax benefit	(145)	—	(145)
(Loss)/income from continuing operations	$(1,709)	$179	$(1,530)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Six months ended March 31, 2009:
Revenues	$55,509	$2,839	$58,348
Costs and expenses:
Direct costs	41,987	1,202	43,189
General and administrative	13,382	760	14,142
Selling and marketing	3,223	5	3,228
Depreciation and amortization	2,126	958	3,084
Total costs and expenses	60,718	2,925	63,643
Loss from continuing operations before other income/(loss) and income taxes	(5,209)	(86)	(5,295)
Other income/(loss):
Interest income, net	544	—	544
Loss on investment	(99)	—	(99)
Total other income	445	—	445
Loss from continuing operations before taxes	(4,764)	(86)	(4,850)
Income tax provision	1	—	1
Loss from continuing operations	$(4,765)	$(86)	$(4,851)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	March 31, 2010	September 30, 2009
Continuing operations:
EPS	$125,481	$117,920
Wind-down	1,104	2,627
Total assets	$126,585	$120,547

NOTE 12—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

In January 2009, our Board of Directors, or the Board, authorized the repurchase of up to $15.0 million of our common stock in the open market.  On August 13, 2009, our Board increased the repurchase amount to $20.0 million.  Through March 31, 2010, we purchased 1,651,898 shares of common stock for $12.3 million under this repurchase program.  We also participated in a previous repurchase program authorized by our Board in October 2003 in which we purchased 884,400 shares of common stock for $8.7 million.  As of March 31, 2010, we have repurchased 2,536,298 shares of common stock for $21.0 million under the two plans, which are reported as Treasury stock on our Consolidated Balance Sheets.

NOTE 13—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At March 31, 2010, there were 1,469,036 shares of common stock available for future issuance under the Plan.

Tier Technologies, Inc.

STOCK OPTIONS

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense for the three and six months ended March 31, 2010 was $0.2 million and $0.4 million, respectively.  During the three and six months ended March 31, 2009, we recognized $0.2 million and $0.6 million, respectively, in stock based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We did not grant any options during the three and six months ended March 31, 2010.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	—	5.00	—	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	—%	1.75%	—%	1.98%
Volatility	—%	45.69%	—%	45.37%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$—	$2.51	$—	$1.93
Weighted-average intrinsic value of options exercised (in thousands)	$—	$—	$—	$—

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the six months ended March 31, 2010 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2009	2,359	$7.86
Granted	—	—
Exercised	—	—
Forfeitures or expirations	(116)	11.24
Options outstanding at March 31, 2010	2,243	$7.68	7.23 years	$2,732
Options vested and expected to vest at March 31, 2010	1,935	$7.70	7.09 years	$2,347
Options exercisable at March 31, 2010	1,220	$8.02	6.39 years	$1,344

As of March 31, 2010 a total of $2.1 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.97 year weighted-average period.

RESTRICTED STOCK UNITS

In April 2008, we granted 550,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  In January 2009 we granted another 150,000 restricted stock units which vest when both the price target is achieved and the required service period is met.  Pursuant to the Plan, 500,000 shares, with target prices of $8.00, $11.00, and $13.00 can be payable in shares of our common stock.  The remaining 200,000 shares, with target prices of $13.00 and $15.00 may be payable in cash and are recorded at their fair value of $45,000 as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Tier Technologies, Inc.

	March 31, 2010
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00	3.00
Remaining period that units will be outstanding (in years)	1.08	1.08
Interest rate (based on U.S. Treasury yield)	1.98%	0.46%
Volatility	39.53%	35.78%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$0.35

The following table provides information on the expense related to the restricted stock unit awards:

(in thousands)	Equity Award	Liability Award
Expense recognized for three months ended March 31, 2010	$156	$(118)
Expense recognized for six months ended March 31, 2010	311	(151)
Expense recognized through March 31, 2010	1,077	45
Estimated expense to be recognized through April 2011	673	(a)
a. Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter and other assumptions noted above as used in the Monte Carlo simulation. We are unable to estimate the expense expected to be recognized for these awards.

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation packages, each Board member is awarded 9,000 restricted stock units upon their election to our Board at our annual meeting.  We are obligated to pay these restricted stock units in cash at the end of a three-year cliff vesting period, which is March 20, 2012.  On March 20, 2009, a total of 72,000 restricted stock units were approved to be awarded to our eight non-employee elected board members.  The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on March 20, 2012.  During February 2010 we entered into an agreement in which two of our board members not standing for re-election at our 2010 annual meeting of stockholders were each entitled to the accelerated vesting on April 8, 2010 of the restricted stock units that they were awarded in March 2009.  During March 2010 we recorded the expense associated with this transaction using the closing price of our stock on April 8, 2010 multiplied by 18,000 units and established the liability that is to be paid out on March 20, 2012, pursuant to the agreement.  US GAAP requires us to value and record expense for liability awards at the end of every measurement period, however, we chose to value these awards on April 8, 2010, and record the expense at March 31, 2010 so our financial statements would reflect the complete liability for these awards.  There is not a material difference between a value derived using a share price as of March 31, 2010 versus a share price as of April 8, 2010.

As of March 31, 2010, we recognized $0.3 million in expense relating to these awards, calculated as follows:

Tier Technologies, Inc.

			Expense recognized
Active board members:
Number of awards		54,000
Fair value of award (closing price on day of valuation)	$	x 7.96
Total fair value		$429,840
Number of months in vesting	÷ 36
Expense per month		$11,940
Number of months in measurement period		x 12
Expense recognized to date		$143,280	$143,280

Board members not standing for re-election:
Number of awards		18,000
Fair value of award on April 8, 2010	$	x 7.74
Expense recognized for award		$139,320	$139,320

Total expense recognized			$282,600

Awards for active board members will be revalued each quarter based on the closing price of our stock on the last day of the quarter.  We cannot estimate the amount of expense to be recognized on these awards through their vest date of March 20, 2012.

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

As of March 31, 2010, 605,000 PSUs have been issued under the PSU Plan.  At March 31, 2010, these PSUs are recorded at their fair value of $1.0 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00
Remaining period that units will be outstanding (in years)	1.68
Interest rate (based on U.S. Treasury yield)	0.82%
Volatility	45.69%
Dividend yield	—
Weighted-average fair value of PSUs granted	$4.32

From date of grant through March 31, 2010, we recorded $1.0 million of expense related to these awards.  The PSUs are considered liability awards under US GAAP.  As such, their expense is revalued each quarter based on fair market value.  Therefore, we cannot estimate the remaining expense to be recognized for these PSUs.

Tier Technologies, Inc.

NOTE 14—DISCONTINUED OPERATIONS

SUMMARY OF REVENUE AND LOSS BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  During the three months ended March 31, 2010, we received an earn-out payment of $0.6 million from the company that purchased our former GBPO business, pursuant to the Purchase and Sale Agreement dated June 9, 2008.  We recorded this transaction as a gain on disposal of discontinued operations within our Consolidated Statements of Operations.  We have an additional year of earn-out opportunity in our fiscal year 2011.  The following table summarizes our revenue and pre-tax loss, prior to any gain/(loss) on sale, generated by these operations for the three and six months ended March 31, 2010 and 2009.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2010	2009	2010	2009
Revenues (Discontinued operations):
GBPO	$—	$—	$—	$—
PSSI	—	308	—	4,777
Total revenues	$—	$308	$—	$4,777
Loss before taxes (Discontinued operations):
GBPO	$—	$(5)	$—	$(57)
PSSI	(165)	(1,611)	(219)	(4,378)
Total loss before taxes	$(165)	$(1,616)	$(219)	$(4,435)

NOTE 15—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator: (Loss)/gain from:
Continuing operations, net of income taxes	$(809)	$(2,959)	$(1,530)	$(4,851)
Discontinued operations, net of income taxes	295	(2,402)	241	(5,664)
Net loss	$(514)	$(5,361)	$(1,289)	$(10,515)
Denominator:
Weighted-average common shares outstanding	18,151	19,711	18,154	19,723
Effects of dilutive common stock options	—	—	—	—
Adjusted weighted-average shares	18,151	19,711	18,154	19,723
(Loss)/gain per basic and diluted share
From continuing operations	$(0.04)	$(0.15)	$(0.08)	$(0.24)
From discontinued operations	0.01	(0.12)	0.01	(0.29)
Loss per basic and diluted share	$(0.03)	$(0.27)	$(0.07)	$(0.53)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

Tier Technologies, Inc.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2010	2009	2010	2009
Weighted-average options excluded from computation of diluted loss per share	1,217	2,197	1,001	2,557

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2010	2009	2010	2009
Common stock equivalents excluded from computation of diluted loss per share	540	64	565	5

We have also excluded 500,000 shares of restricted stock from the computation of diluted loss per share since their effect would have been anti-dilutive.

NOTE 16—ACQUISITION

In January 2009, we completed the acquisition of substantially all of the assets of ChoicePay, Inc.  Per the terms of the acquisition agreement, ChoicePay, Inc. is entitled to a potential earn out through December 31, 2013, based upon a percentage of the profitability of future defined new client business, not to exceed $2.0 million.  As of March 31, 2010, we have paid ChoicePay $0.1 million for this earn out.

The unaudited pro forma financial information in the table below combines the historical results for Tier and the historical results for ChoicePay for the six months ended March 31, 2009, as if the acquisition took place at the beginning of the fiscal year.  This pro forma information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

(in thousands, except per share data)	Six months ended March 31, 2009
Revenues—continuing operations	$60,574
Net loss—continuing operations	$(5,164)
Net loss	$(10,828)
Basic/diluted loss per share—continuing operations	$(0.26)
Basic/diluted loss per share	$(0.55)

NOTE 17—SUBSEQUENT EVENTS

We have reviewed our business activities through May 10, 2010, the issue date of our financial statement, and have no subsequent events to report.

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

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results for the three and six months ended March 31, 2010 for our Continuing and Discontinued Operations:

	Three months ended March 31, 2010		Six months ended March 31, 2010
(in thousands, except per share)	Net (loss)/income	(Loss)/earnings per share	Net (loss)/income	(Loss)/earnings per share
Continuing Operations:
EPS	$(779)	$(0.04)	$(1,709)	$(0.09)
Wind-down	(30)	—	179	0.01
Total Continuing Operations	$(809)	$(0.04)	$(1,530)	$(0.08)

Total Discontinued Operations	$295	$0.01	$241	$0.01

Net loss	$(514)	$(0.03)	$(1,289)	$(0.07)

Tier Technologies, Inc.

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, operations, and certain operations we intend to wind down over the next three years.  Revenues from our EPS operations were $30.0 million for the three months ended March 31, 2010 and $61.9 million for the six months ended March 31, 2010.  For the three months ended March 31, 2010, transaction volume increased 34.4% and total dollars processed increased 20.7% over the same period last year.  For the six months ended March 31, 2010, transaction volume increased 47.0% and total dollars processed increased 22.4% over the same period last year.  Our EPS operations reported a net loss of $0.8 million and $1.7 million, respectively, for the three and six months ended March 31, 2010.  The seasonality of our business causes fluctuations from one quarter to the next within our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.  This type of revenue and cost structure has resulted in net losses reported for the three and six months ended March 31, 2010.  We have successfully streamlined our costs to support our Wind-down operations, while still effectively managing our ongoing contracts, which has resulted in a minimal net loss from Wind-down operations of $30,000 for the three months ended March 31, 2010 and net income from Wind-down operations of $0.2 million for the six months ended March 31, 2010.

Our Discontinued Operations consists of businesses we have divested through fiscal year 2009.  We incur minimal residual expense relating to our divested operations.  During the three months ended March 31, 2010, we received an earn-out payment pursuant to our sales agreement from our former GBPO operations of $0.6 million, resulting in net income of $0.3 million and $0.2 million, respectively, from Discontinued Operations for the three and six months ended March 31, 2010.

STRATEGY AND GOALS FOR 2010

During fiscal 2010 we intend to focus on the following key objectives:

•	Affirm our leadership in the Biller Direct market;

•	Consolidation of our various platforms to achieve cost efficiencies and add new products, payment options and payment channel delivery more efficiently;

•	Establish a market driven approach to our business; and

•	Improve profitability, with focus on improving our adjusted EBITDA to EPS Net Revenue ratio.

Increase share in the biller direct market:  During fiscal 2009, we acquired ChoicePay, which increased our footprint in the utilities vertical.  During fiscal 2010, we intend to continue to explore tag-in acquisitions and strategic partnerships that could allow us to penetrate new markets and increase our footprint in existing verticals.  When our unified platform is completed, we will offer a low-cost service platform to our clients and their consumers, which can assist us in our cross-selling efforts to our existing clients.  We have increased resources and marketing programs directed at our fastest growing, stronger margin verticals:  Education and Utilities. The continued expansion of our Education and Utility verticals has established these categories as full scale markets for Tier. Our market leading footprint now reaches to all 50 states and the District of Columbia.

Platform consolidation:  We intend to continue with our platform consolidation efforts started in fiscal 2009.  Our datacenter in Norcross, GA is fully operational with our Tulsa site serving as our primary data center site.  We have completed successful load tests of our new environment to more than four times our peak volume and we are now providing an ACTIVE/ACTIVE environment at the application or web layer and the middle tier.  What this provides our clients is a mirrored, redundant environment. With the consolidation of our back-office operations complete, we will focus on unifying our payment platform.  This process will result in one payment platform which is designed to hold costs fixed per transaction while increasing transaction processing capability, resulting in increased transaction margin.  The unified platform will also support the development and delivery of new products, payment options and payment channels.  Through our platform consolidation efforts, further cost reduction opportunities will continuously be evaluated.

Tier Technologies, Inc.

Add new products, payment options, and payment channel delivery:  We intend to grow our business by adding new products, payment options and payment channels.  We are constantly exploring ways to enhance our payment solutions for our existing clients as well as attracting new clients.  Utilizing our unified platform, which will be developed in calendar years 2010 and 2011, will allow us to offer a low-cost service platform to our existing clients and their consumers. On January 1, 2010 we began acceptance of Bill Me Later with our lead client, the IRS, and we are offering this payment choice to our State and Local clients as well. Additional payment choices will be offered to current and new clients throughout this year.

Establish a market driven approach to our business: Over the last several months we have introduced a broad and significant solutions strategy that provides payment services for Web; automated Interactive Voice Response, or IVR; call center and point-of-sale, or POS, environments.  We offer our clients a front-end platform designed expressly for the biller direct market with a single source solution that simplifies electronic payment management.  Our solutions include multiple enhanced payment services, including consolidation of income payments, bill presentment, convenience payments, installment payments and flexible payment scheduling.  We also offer our clients a range of payment choices including credit and debit cards, electronic checks, cash and money orders, and emerging payment methods to meet the needs of their customers.  By utilizing our solutions, clients can reduce, if not eliminate, their time and expense devoted to management and expense of payment technology, and compliance with PCI data security requirements and other payment industry standards.  As a part of the strategic review, we committed to shift from a sales to a market-based strategy.  We have started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of the company’s services allowing us to grow transactions across multiple verticals and deepen the strength of our primary brand, Official Payments.  One of the first areas of focus was to establish direct relationships with end-users by introducing an expanded My Account functionality and presenting it with a persistent presence throughout our branded website.

Improve our financial strength with emphasis on the adjusted EBITDA to Net EPS Revenue ratio:  Growing new verticals, offering new products and payment types, and launching a consolidated platform, are selected and managed to improve our profitability.  The clearest indicator of our progress is the adjusted EBITDA to Net EPS Revenue margin.  In the quarter, we were successful in flowing 67% of the increase in Net Revenues through to adjusted EBITDA. With the current market conditions, financial stability is critical to the success of any company.  Tier is dedicated to pursuing profitable growth.  Growth in some cases can include additional costs attributable to acquisitions or expenses to enhance processing technology.  During fiscal 2010, we will focus on balancing our corporate assets among these business opportunities and our current share repurchase program.  With the economy still facing an unstable investment environment, we will maintain our current investment portfolio strategy, which we believe minimizes our risk and volatility.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three and six months ended March 31, 2010 and 2009:

Tier Technologies, Inc.

	Three months ended		Variance
	March 31,		2010 vs. 2009
(in thousands, except percentages)	2010	2009	$	%
Revenues	$30,674	$28,608	$2,066	7.2%
Costs and expenses	31,801	31,819	(18)	(0.1)%
Loss from continuing operations before other income and income taxes	(1,127)	(3,211)	2,084	64.9%
Other income	173	253	(80)	(31.6)%
Loss from continuing operations before income taxes	(954)	(2,958)	2,004	67.8%
Income tax (benefit) provision	(145)	1	(146)	*
Loss from continuing operations	(809)	(2,959)	2,150	72.7%
Income/(loss) from discontinued operations, net	295	(2,402)	2,697	112.3%
Net loss	$(514)	$(5,361)	$4,847	90.4%
*Not meaningful

	Six months ended		Variance
	March 31, 2010		2010 vs. 2009
(in thousands, except percentages)	2010	2009	$	%
Revenues	$63,442	$58,348	$5,094	8.7%
Costs and expenses	65,429	63,643	1,786	2.8%
Loss from continuing operations before other income and income taxes	(1,987)	(5,295)	3,308	62.5%
Other income	312	445	(133)	(29.9)%
Loss from continuing operations before income taxes	(1,675)	(4,850)	3,175	65.5%
Income tax (benefit) provision	(145)	1	(146)	*
Loss from continuing operations	(1,530)	(4,851)	3,321	68.5%
Income/(loss) from discontinued operations, net	241	(5,664)	5,905	104.3%
Net loss	$(1,289)	$(10,515)	$9,226	87.7%
*Not meaningful

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

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Revenues
EPS	$29,985	$27,268	$2,717	10.0%
Wind-down	689	1,340	(651)	(48.6)%
Total	$30,674	$28,608	$2,066	7.2%

Tier Technologies, Inc.

	Six months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Revenues
EPS	$61,905	$55,509	$6,396	11.5%
Wind-down	1,537	2,839	(1,302)	(45.9)%
Total	$63,442	$58,348	$5,094	8.7%

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

EPS generated $30.0 million of revenues during the three months ended March 31, 2010, a $2.7 million, or 10.0%, increase over the three months ended March 31, 2009.  During the three months ended March 31, 2010, we processed 34.4% more transactions than we did in the same period last year, representing 20.7% more dollars.  The lower growth in dollars processed as compared with growth in transactions is due primarily to the success of our stated strategic intent to develop new verticals to diversify the business and lower average dollar transactions in our various tax verticals.  A significant amount of the new transactions were from verticals with lower average dollar size, which resulted in lower revenue per transaction.  For example, average utility payments per transaction are lower than in our established property tax and income tax businesses and therefore produced lower average revenue per transaction.  At the same time we introduced ACH as a payment option in the utility vertical and several other verticals.  In the last year, we have also seen that this shift in payment type has reduced our average revenue per transaction and our average direct costs per transaction.  For this reason, the shift in payment type has increased our average “profit” per transaction, when profit is calculated on a percentage basis, even though the average “profit” per transaction may not have increased on an absolute dollar basis.  Most of our verticals experienced an increase in transactions processed during the three months ended March 31, 2010 compared to the same period last year, ranging from 9.5% to 54.1%.  During the three months ended March 31, 2010, we added 207 new payment types, which contributed to the increase in revenues.

During the six months ended March 31, 2010, EPS generated $61.9 million of revenues, a $6.4 million, or 11.5%, increase over the same period last year.  During the six months ended March 31, 2010, we processed 47.0% more transactions than we did the same period last year, representing 22.4% more dollars.  See the paragraph above for an explanation of the lower growth in dollars processed as compared with growth in transactions.  During the six months ended March 31, 2010, most of our verticals experienced an increase in the transactions processed when compared to the six months ended March 31, 2009, ranging from 11.3% to 107.6%.  During the six months ended March 31, 2010, we added 330 new payment types.

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

Wind-down Revenues:  During the three and six months ended March 31, 2010, our Wind-down operations generated $0.7 million and $1.5 million in revenues, respectively, a $0.7 million, or 48.6% and $1.3 million, or 45.9% decrease, respectively, from the three and six months ended March 31, 2009.  Completion of several maintenance contracts within our Voice and Systems Automation, or VSA, business and the substantial completion of our Pension business contract contributed to the decreases.

Tier Technologies, Inc.

We expect to continue to see decreases in Wind-down revenues as we continue to complete and wind down existing maintenance projects over the next three years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Direct costs
EPS:
Discount fees	$20,580	$19,080	$1,500	7.9%
Other costs	1,643	1,069	574	53.7%
Total EPS	22,223	20,149	2,074	10.3%
Wind-down	313	622	(309)	(49.7)%
Total	$22,536	$20,771	$1,765	8.5%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Direct costs
EPS:
Discount fees	$42,928	$39,915	$3,013	7.6%
Other costs	3,127	2,072	1,055	50.9%
Total EPS	46,055	41,987	4,068	9.7%
Wind-down	573	1,202	(629)	(52.3)%
Total	$46,628	$43,189	$3,439	8.0%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Consistent with the growth of our EPS revenues, EPS direct costs rose $2.1 million, or 10.3%, during the three months ended March 31, 2010 compared to the same period last year.  Discount fees increased $1.5 million, or 7.9%, over the same period last year, attributable to an increased number of transactions processed offset by several cost savings initiatives and a shift in vertical payment type and a shift in payment method.

Other costs increased $0.6 million, or 53.7%, over the same period last year, primarily due to increased telephonic and co-location costs of $0.4 million associated with increased usage of our customer and client support centers.  Labor and labor-related costs increased $0.2 million, primarily attributable to the acquisition of ChoicePay, offset by reduced consulting fees of $0.1 million, as a result of our efforts to decrease dependency on outside resources.  Other costs attributable to the support of our contracts and clients increased $0.1 million, of which the acquisition of ChoicePay was the largest contributor.

During the six months ended March 31, 2010, EPS incurred $46.1 million of direct costs, a $4.1 million, or 9.7% increase, over the same period last year.  Discount fees increased $3.0 million, or 7.6%, over the same period last year.  Within the $4.1 million overall increase is the recognition of one-time cost benefits of $0.3 million in settlement funds received relating to our payment card processing fees.

Other costs increased $1.1 million, or 50.9%, over the same period last year, primarily due to increased telephonic and co-location costs of $0.8 million associated with increased usage of our customer and

Tier Technologies, Inc.

client support centers.  Labor and labor-related costs increased $0.4 million, primarily attributable to the acquisition of ChoicePay, offset by reduced consulting fees of $0.1 million, as a result of our efforts to decrease dependency on outside resources.

Wind-down Direct Costs:  During the three and six months ended March 31, 2010, direct costs from our Wind-down operations decreased $0.3 million and $0.6 million, respectively, or 49.7% and 52.3%, respectively, from the same period last year, consistent with the completion of projects.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2010.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to consolidate and enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
General and administrative
EPS	$6,092	$7,092	$(1,000)	(14.1)%
Wind-down	100	420	(320)	(76.2)%
Total	$6,192	$7,512	$(1,320)	(17.6)%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
General and administrative
EPS	$12,313	$13,382	$(1,069)	(8.0)%
Wind-down	206	760	(554)	(72.9)%
Total	$12,519	$14,142	$(1,623)	(11.5)%

EPS General and Administrative:  During the three months ended March 31, 2010, EPS incurred $6.1 million of general and administrative expenses, a $1.0 million, or 14.1%, decrease over the same period last year.  During the three months ended March 31, 2010, we experienced a decrease of $0.9 million in labor and labor related expenses broken down as follows: $0.4 million decrease in incentive compensation; $0.3 million decrease in severance expense and $0.2 million in reduced labor and labor-related charges, both as a result of the consolidation of our San Ramon, California and Auburn, Alabama office during fiscal year 2009, as well as an increase in capitalized labor during the current fiscal year relating to software development projects..  We also experienced a $0.2 million decrease in consulting and outside services over the same quarter last year, primarily due to the completion of our strategic initiatives and our efforts to reduce our dependency on outside consultants.  Also contributing to the decrease in expenses are: $0.1 million in reduced legal and accounting fees; $0.1 million reduction in business license and fees as we move from the application process within various jurisdictions to renewal licenses; $0.1 million in reduced travel expenses; and $0.1 million in reduced miscellaneous office expenses.

Offsetting these decreases are increases in the following: a $0.3 million increase in performance stock unit and share-based payment expense, primarily relating to the acceleration of vesting of restricted stock units for two members of our board of directors who did not stand for re-election at our 2010 annual meeting of stockholders; $0.1 million in additional facilities costs, due to duplicate rent during the build-out of our new headquarters in Reston, Virginia; and $0.1 million in additional bad debt expense, as a result of longer payment cycles.

Tier Technologies, Inc.

During the six months ended March 31, 2010, EPS incurred $12.3 million of general and administrative expenses, a $1.1 million, or 8.0%, decrease over the same period last year.  Contributing to the overall decreases is: $0.6 million reduction in severance expense as a result of the completion of our office consolidations during fiscal year 2009; $0.4 million decrease in incentive compensation; $0.5 million in reduced consulting and outside service costs as discussed above; $0.2 million of reduced travel expenses; $0.1 million of reduced business licenses; $0.1 million of reduced restructuring expenses, relating to our office consolidation; a $0.1 million reduction in labor expense; and a $0.1 million reduction in miscellaneous office related expenses.

Offsetting these decreases is an increase of: $0.3 million in performance stock unit and share-based payment expense as referenced in the three month variance discussion; $0.2 million in rent, attributable to a full six months of rent expense related to our ChoicePay facility as well as the duplicate rent during the build-out of our new headquarters; $0.2 million in software maintenance expense, primarily attributable to recognition of a full six months in the current fiscal year of expense from our ChoicePay acquisition in January 2009 and additional software related to data security; $0.2 million of bad debt expense due to longer payment cycles; and $0.1 million in additional bank fee expense.

During fiscal 2010, we expect to see decreases in general and administrative support expense as we continue to recognize the benefits of our strategic cost saving initiatives and continue to consolidate and streamline our EPS operations.

Wind-down General and Administrative:  During the three months ended March 31, 2010, Wind-down operations incurred $0.1 million of general and administrative expenses, a $0.3 million, or 76.2%, decrease over the same period last year.  This decrease is primarily attributable to reduced labor and labor related expenses as we continue to streamline our resources and focus on our EPS operations.  During the six months ended March 31, 2010, Wind-down operations incurred $0.2 million of general and administrative expenses, a $0.6 million, or 72.9% decrease over the same period last year.  This decrease is primarily attributable to reduced labor and labor-related expenses of $0.6 million and reduced miscellaneous office expense of $0.1 million, offset by an increase in bad debt expense of $0.1 million, relating to one contract, which was substantially complete in fiscal 2009, but final payment has not yet been received from the client.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax filing deadline.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Selling and marketing
EPS	$1,438	$1,909	$(471)	(24.7)%
Wind-down	—	3	(3)	(100.0)%
Total	$1,438	$1,912	$(474)	(24.8)%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Selling and marketing
EPS	$3,039	$3,223	$(184)	(5.7)%
Wind-down	—	5	(5)	(100.0)%
Total	$3,039	$3,228	$(189)	(5.9)%

Tier Technologies, Inc.

EPS Selling and Marketing:  During the three months ended March 31, 2010, EPS incurred $1.4 million of selling and marketing expenses, a $0.5 million, or 24.7%, decrease over the same period last year.  Labor and labor-related expenses decreased $0.4 million, primarily attributable to the absence of $0.3 million in severance expense relating to the departure of one of our executives during fiscal 2009.  Also contributing to the decrease is a reduction of $0.1 million in advertising expense, primarily attributable to the timing of our advertising campaigns.

During the six months ended March 31, 2010, EPS incurred $3.0 million of selling and marketing expenses, a $0.2 million, or 5.7%, decrease over the same period last year.  Contributing to this overall decrease is: $0.4 million in reduced labor and labor-related expenses; and $0.3 million in reduced severance expense as explained above, offset by $0.5 million of commission expense relating to an adjustment recognized during fiscal 2009 to modify historical commission plans.

During the remainder of fiscal 2010, we expect to see modest increases in EPS selling and marketing expenses as we continue to build our sales and marketing staff and expand our strategic partnership initiatives.

Wind-down Selling and Marketing:  As a result of our decision to not pursue new contracts within Wind-down, we did not incur any selling and marketing expenses during the three or six months ended March 31, 2010.

We do not expect to incur selling and marketing expenses in Wind-down during fiscal 2010.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Depreciation and amortization
EPS	$1,329	$1,147	$182	15.9%
Wind-down	306	477	(171)	(35.9)%
Total	$1,635	$1,624	$11	0.7%

	Six months ended March 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Depreciation and amortization
EPS	$2,664	$2,126	$538	25.3%
Wind-down	579	958	(379)	(39.6)%
Total	$3,243	$3,084	$159	5.2%

Depreciation and amortization relating to EPS increased during the three and six months ended March 31, 2010 by $0.2 million and $0.5 million, respectively, or 15.9% and 25.3%, respectively, primarily associated with the acquisition of ChoicePay.  Our depreciation and amortization within Wind-down decreased $0.2 million and $0.4 million, respectively, or 35.9% and 39.6%, respectively, consistent with our decision to primarily allocate resources to EPS.

Other Income/(Loss) (Continuing Operations)

Gain/(loss) on investment: During the three and six months ended March 31, 2010, we recognized a gain of $2,000 and $14,000, respectively, related to the increase in fair value of our auction rate

Tier Technologies, Inc.

securities, an increase over the three and six months ended March 31, 2009 of $11,000 and $0.1 million, respectively.

Interest income, net: Interest income during the three and six months ended March 31, 2010 decreased $69,000 and $246,000, respectively compared to the three and six months ended March 31, 2009, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities from our investment portfolio as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax (Benefit)/Provision (Continuing Operations)

During the three and six months ended March 31, 2010, we reported an income tax benefit of $145,000.  We reported an income tax provision of $1,000 for the three and six months ended March 31, 2009.  The provision for income taxes for the three and six months ended March 31, 2010 includes a benefit of $160,000 due to the required intraperiod tax allocation resulting from the loss from Continued Operations and income recorded in Discontinued Operations.  The remaining provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the three and six months ended March 31, 2010 and 2009 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At March 31, 2010, we had $105.7 million of federal net operation loss carryforwards, which expire beginning in fiscal 2018 through 2029, and $92.8 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2024.

DISCONTINUED OPERATIONS

Our Discontinued Operations consists of portions of our former GBPO and PSSI businesses, which we have divested and no longer operate.  During the three and six months ended March 31, 2010, net income from Discontinued Operations was $0.3 million and $0.2 million, respectively.  The net income is due to an earn-out payment received pursuant to the agreement from the sale of our former GBPO business.  During the three and six months ended March 31, 2009, net loss from Discontinued Operations was $2.4 million and $5.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010 and September 30, 2009 we had $63.8 million and $57.7 million, respectively in cash, cash equivalents and marketable securities.  In addition, at March 31, 2010, and September 30, 2009, we had restricted cash of $7.4 million, of which $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients and $1.4 million is used to collateralize outstanding letters of credit, which are scheduled to come due during fiscal year 2010.  At March 31, 2010, we had an Amended and Restated Credit and Security Agreement, as amended, with our lender, under which we may obtain up to $5.0 million of letters of credit.  This agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  The $1.4 million of letters of credit outstanding were issued to secure performance bonds and a property lease.

In January 2010, we were notified we had been approved for an original line of credit of $15,023,000 with UBS Bank USA, our investment manager, secured by our auction rate securities.  Pursuant to our participation in the ARS Rights provided to us by UBS, we are entitled to borrow funds from UBS up to the par value of eligible auction rate securities.  This line of credit provides us liquidity for what are currently

Tier Technologies, Inc.

illiquid investments should business needs arise.  At March 31, 2010 we have not borrowed against this line of credit.

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

Net Cash from Continuing Operations—Operating Activities.  During the six months ended March 31, 2010, our operating activities from Continuing Operations provided $9.1 million of cash.  This reflects a net loss of $1.5 million from Continuing Operations and $5.0 million of non-cash items.  During the six months ended March 31, 2010, $6.2 million of cash was generated by an increase in accounts and settlements payable and accrued liabilities.  An increase in accounts receivable used $0.1 million of cash.  An increase in prepaid expenses and other assets used $0.3 million of cash.  In addition, a decrease in deferred income used $0.3 million of cash and a decrease in income tax receivable provided $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from Continuing Operations for the six months ended March 31, 2010 was $1.9 million, including $11.1 million of cash provided by maturities and sales of marketable securities, offset by $6.9 million of cash used to purchase marketable securities.  During the six months ended March 31, 2010, the collection of a note receivable provided $0.3 million of cash.  The purchase of equipment and software to support our EPS operations used $2.6 million of cash.

Net Cash from Continuing Operations—Financing Activities.  For the six months ended March 31, 2010 $0.7 million of cash was used for the purchase of company stock and $18,000 of cash was used for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the six months ended March 31, 2010, our operating activities from Discontinued Operations provided $0.2 million of cash as a result of the receipt of an earn-out payment from the purchaser of our former GBPO business, pursuant to the purchase agreement, offset by the recognition of some residual restructuring expenses.

In Note 3—Investments of our Consolidated Financial Statements we disclosed that at March 31, 2010, our investment portfolio included $26.0 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  If the banking system or the financial markets continue to deteriorate or remain volatile, we may be unable to liquidate these investments in a timely manner at par value.  To minimize the liquidity risks associated with these investments, we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest beginning on June 30, 2010.  Our investment manager has the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer on July 2, 2012.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2010, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

Tier Technologies, Inc.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, and government and non-government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percent from levels at March 31, 2010, the fair value of the portfolio would decline by about $26,000.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	economic conditions in the marketplace, including recession;

•	loss of significant clients;

•	demand for our services;

•	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	costs of compliance with laws and government regulations; and

•	costs of acquisitions, consolidation and integration of new business and technology.

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

Tier Technologies, Inc.

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

We could suffer material losses and liability if our operations, systems or platforms are disrupted or fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. Failure of any or all of these resources subjects us to significant risks. This includes but is not limited to operational or technical failures of our systems and platforms, human error, failure of third-party support and services, as well as the loss of key individuals or failure of key individuals to perform.  We process a high volume of time-sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 15 of each tax year for federal tax payments.  If there is a defect or malfunction in our system software or hardware, an interruption or failure due to damage or destruction, a loss of system functionality, a delay in our system processing speed, a lack of system capacity, or a loss of personnel on short notice, even for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in lost business and revenue and harm to our reputation.  Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

We could suffer material losses and liabilities if the services of any of our third party suppliers, vendors or other providers are disrupted, eliminated or fail to perform properly or effectively.  Our payment solution services, systems, security, infrastructure and technology platforms are highly dependent on third party services, software, hardware, including data transmission and telecom service providers, subcontractors, co-location facilities, network access providers, card companies, processors, banks, merchants and other suppliers and providers.  We also provide services on complex multi-party projects where we depend on integration and implementation of third-party products and services.  The failure or loss of any of these third party systems, services, software or products, our inability to obtain third party replacement services, or damage to or destruction of such services could cause degraded functionality, loss of product and service offerings, restricted transaction capacity, limited processing

Tier Technologies, Inc.

speed and/or capacity, or system failure, which could result in significant cost, liability, diminished profitability and damage to our reputation and competitive position.  Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal and state laws and regulations, including some states’ money transmitter regulations and related licensing requirements, and anti-money laundering laws.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with financial transaction processing is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We are registered as a money services business, have a number of state money transmitter licenses and have additional applications for licensure as a money transmitter pending.  We entered into a consent order with one state which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and two other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of internet transactions, and related payment of fees and fines.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  Certain divestitures include contractual earn outs and revenue sharing arrangements based on the buyers’ successful operation of the businesses divested.  If the businesses are not profitable or there are revenue shortfalls, we may not receive the expected benefits from the divestitures, which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  Mediation is scheduled to take place in October 2010.  If this contract, or other divested contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability to Tier could result, causing damages, unanticipated costs, bond forfeitures and loss of revenue.

Tier Technologies, Inc.

As a result of our divestitures and the transition to a primary focus on electronic payment solutions, our business is less diverse and therefore more vulnerable to changes affecting the electronic payments business generally.  Our focus on electronic payment solutions going forward and the recent divestiture of the majority of our legacy business units unrelated to electronic payment solutions, including software licensing and government system integration businesses, has resulted in loss of historical revenue sources and a decrease in diversification of services and markets.  In the event of a business downturn in the electronic payment solutions business due to increased competition, loss of clients, economic conditions, technology changes, or in the event of increased costs, disruption in services, a change in laws, or other events related to the electronic payment solutions business, there could be a greater negative impact on our revenues than if we had retained our diverse businesses.

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

Tier Technologies, Inc.

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

Our business is subject to increasing performance requirements, which could result in reduced revenues and increased liability.  On certain projects we make performance guarantees, based upon defined operating specifications, service levels and delivery dates, which are sometimes backed by contractual guarantees and performance, statutory or bid bonds.  Unsatisfactory performance of services, disruption of services, or unanticipated difficulties or delays in processing payments or providing contracted services may result in termination of the contract, a reduction in revenues, liability for penalties and damages, or claims against a bond.  Additionally, the failure to meet client expectations could damage our reputation and compromise our ability to attract new business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, we did not repurchase any of our common stock. On January 21, 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in the open market from time to time.  On August 13, 2009, the Board increased the maximum repurchase amount to $20.0 million.  As of March 31, 2010, we had purchased 1,651,898 shares of common stock for $12.3 million under this repurchase program.  Up to $7.7 million worth of our common stock may be purchased by us under this repurchase program in the future.

ITEM 5.  OTHER INFORMATION

On January 8, 2010, UBS Bank USA approved a line of credit of $15.0 million for our wholly owned subsidiary Official Payments Corporation, secured by our auction rate securities.  The letter from UBS approving the line of credit and the related Credit Line Agreement between Official Payments Corporation and UBS Bank USA are filed as an exhibit to this Form 10-Q.

Effective April 8, 2010, Philip G. Heasley was elected to the position of Chairman of the Board of Directors.

Tier Technologies, Inc.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Agreement dated as of January 8, 2010 among Giant Investment, LLC, Parthenon Investors II, L.P., PCap Partners II, LLC, PCap II, LLC, John C. Rutherford, and Tier Technologies, Inc. (1)
10.2	Agreement dated February 25, 2010 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, and Michael R. Murphy and Tier Technologies, Inc. (2)
10.3	Approval Letter and Credit Line Agreement between Official Payments Corporation and UBS Bank USA. †
10.4	Fourth Amendment to Amended and Restated Credit and Security Agreement dated January 14, 2010 between Tier Technologies, Inc., Official Payments Corporation and City National Bank. †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
†       Filed herewith.
(1) Filed as an exhibit to Form 8-K, filed January 11, 2010, and incorporated herein by reference
(2) Filed as an exhibit to Form 8-K, filed on March 1, 2010, and incorporated herein by reference

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Tier Technologies, Inc.
Dated: May 10, 2010

	By:	/s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

Tier Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement dated as of January 8, 2010 among Giant Investment, LLC, Parthenon Investors II, L.P., PCap Partners II, LLC, PCap II, LLC, John C. Rutherford, and Tier Technologies, Inc. (1)
10.2	Agreement dated February 25, 2010 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, and Michael R. Murphy and Tier Technologies, Inc. (2)
10.3	Approval Letter and Credit Line Agreement between Official Payments Corporation and UBS Bank USA. †
10.4	Fourth Amendment to Amended and Restated Credit and Security Agreement dated January 14, 2010 between Tier Technologies, Inc., Official Payments Corporation and City National Bank. †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
†       Filed herewith.
(1) Filed as an exhibit to Form 8-K, filed January 11, 2010, and incorporated herein by reference
(2) Filed as an exhibit to Form 8-K, filed on March 1, 2010, and incorporated herein by reference