Form 10-K/A
period 2009-09-30
TIER TECHNOLOGIES INC
filed 2010-06-22
CIK 1045150

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
11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA 20191
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $70,919,668, based on the closing sale price of the common stock on March 31, 2009, as reported on The NASDAQ Stock Market. As of June 17, 2010, there were 18,150,965 shares of common stock outstanding.

TABLE OF CONTENTS

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

EXPLANATORY NOTE
     We originally filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 with the Securities and Exchange Commission (“SEC”) on November 10, 2009, and amended it on January 28, 2010 to include the disclosures required by Part III of Form 10-K, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement, and on March 15, 2010 to amend certain biographical information about our directors, include additional information regarding related party transactions and revise Items 11 and 12 of Part III. We are filing this Amendment No. 3 to Form 10-K for the sole purpose of filing our contract with the Internal Revenue Service as an exhibit to our Form 10-K.
     In connection with the filing of this Amendment No. 3 to Form 10-K and pursuant to the rules of the SEC, we are including certain currently dated certifications. Accordingly, Item 15 of Part IV has been amended to reflect both the addition of the Internal Revenue Service contract as an exhibit and the filing of these currently dated certifications.
     This Amendment No. 3 to Form 10-K does not reflect events occurring after the original filing of our Annual Report on Form 10-K on November 10, 2009 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
No financial statements or schedules are filed with this report on Form 10-K/A.
Exhibits

Exhibit
number	Exhibit description
2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 30, 2008 (1)

2.2	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)

3.1	Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (4)

4.1	Form of common stock certificate (3)

4.2	See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (6)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (7)*

10.4	Amended and Restated 2004 Stock Incentive Plan (8)*

10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (8)*

10.8	Form of California Indemnification Agreement (9)

10.9	Form of Delaware Indemnification Agreement for officers (29)

10.10	Form of Delaware Indemnification Agreement for directors (29)

10.11	Tier Corporation 401(k) Plan, Summary Plan Description (9)*

10.12	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (11)*

10.13	Employment Agreement dated July 1, 2004 between Tier Technologies, Inc. and Ms. Deanne M. Tully (10)*

10.14	Executive Severance and Change in Control Benefits Agreement (10)*

10.15	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank dated March 6, 2006 (12)

10.16	Form of Employment Security Agreements between Tier Technologies, Inc., and each of Steven Beckerman, Todd Vucovich, and Michael Lawler, dated March 28, 2006 (13) *

10.17	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (14)*

10.18	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (14)*

10.19	Description of Option Grants awarded to David E. Fountain, Steven M. Beckerman, Michael Lawler, Deanne Tully, Stephen Wade, Charles Berger, Samuel Cabot, Morgan Guenther, T. Michael Scott, Bruce Spector, and fifteen other employees on August 24, 2006 (15)*

10.20	Employment Agreement between Tier Technologies, Inc. and David E. Fountain, dated December 11, 2006(16)*

Exhibit
number	Exhibit description
10.21	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (17)

10.22	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (18)

10.23	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (19)

10.24	Employment Agreement between Tier Technologies, Inc., and Kevin Connell, dated August 9, 2007 (20)*

10.25	Transition Agreement between Tier Technologies, Inc., and Deanne M. Tully dated December 12, 2007 (29)*

10.26	Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated February 12, 2007 (29)*

10.27	Amendment to the Separation Agreement and Release between Tier Technologies, Inc., and Todd F. Vucovich, dated November 15, 2007 (29)*

10.28	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008 (21)*

10.29	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (22)*

10.30	Employment Agreement between Tier Technologies, Inc. and Ronald W. Johnston, dated July 1, 2008 (22)*

10.31	Independent Contractor Agreement between Tier Technologies, Inc. and Steven M. Beckerman, dated August 6, 2008 (23) *

10.32	Third Amendment to Amended and Restated Credit and Security Agreement between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank dated September 29, 2008 (24)

10.33	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 (25)*

10.34	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Tier Technologies, Inc., dated November 11, 2008 (26)

10.35	UBS Offering Letter dated October 8, 2008, together with Acceptance Form of Official Payments Corporation, dated November 11, 2008 (26)

10.36	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti (27)*

10.37	Tier Technologies, Inc. Executive Performance Stock Unit Plan (30)*

10.38	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (28)*

10.39	Renewal Letter: Short Clear Extension of Termination Date between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank (31)

10.40	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and Official Payments Corporation†

10.41	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue Service and Official Payments Corporation†

10.42	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation†

10.43	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation†

10.44	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation†

10.45	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation†

21.1	Subsidiaries of the Registrant (31)

Exhibit
number	Exhibit description
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm(31)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(31)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(31)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(32)

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(32)

31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(33)

31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934(33)

31.7	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934†

31.8	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

*	Management contract or compensatory plan required to be filed as an exhibit to this report

†	Filed as an exhibit to this report

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

(7)	Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference

(8)	Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference

(9)	Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference

(10)	Filed as an exhibit to Form 10-K, filed October 27, 2006, and incorporated herein by reference

(11)	Filed as an exhibit to Form 10-K, filed December 28, 2004, and incorporated herein by reference

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

(24)	Filed as an exhibit to Form 8-K, filed October 3, 2008, and incorporated herein by reference

(25)	Filed as an exhibit to Form 10-K, filed December 8, 2008, and incorporated herein by reference

(26)	Filed as an exhibit to Form 10-Q, filed February 9, 2009, and incorporated herein by reference

(27)	Filed as an exhibit to Form 10-Q, filed May 11, 2009, and incorporated herein by reference

(28)	Filed as an exhibit to Form 8-K, filed May 19, 2009, and incorporated herein by reference

(29)	Filed as an exhibit to Form 10-K, filed December 14, 2007, and incorporated herein by reference

(30)	Filed as an exhibit to Form 8-K, filed January 22, 2009, and incorporated herein by reference

(31)	Previously filed as an exhibit to Form 10-K filed November 10, 2009

(32)	Previously filed as an exhibit to Form 10-K/A filed January 28, 2010

(33)	Previously filed as an exhibit to Form 10-K/A filed March 15, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.
Dated: June 21, 2010	By:	/s/ Ronald L. Rossetti
Ronald L. Rossetti
Chief Executive Officer