Form 10-Q
period 2010-08-09
TIER TECHNOLOGIES INC
filed 2010-08-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 31, 2010 there were 18,150,965 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report, including statements regarding the future development of and demand for our services and our markets, anticipated trends in various expenses, expected costs of legal proceedings, expectations for the wind-down of certain operations, expectations regarding our platform consolidation and related customer migration efforts and other statements that are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements relate to future events or our future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described and referred to under Item 1A. Risk Factors beginning on page 39, which could cause actual results to differ materially from those anticipated as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$33,081	$21,969
Investments in marketable securities	29,116	4,499
Restricted investments	1,311	1,361
Accounts receivable, net	3,250	4,790
Settlements receivable, net	8,208	10,592
Prepaid expenses and other current assets	2,301	2,239
Total current assets	77,267	45,450

Property, equipment and software, net	11,310	7,990
Goodwill	17,359	17,329
Other intangible assets, net	8,584	12,038
Investments in marketable securities	―	31,169
Restricted investments	6,000	6,000
Other assets	683	571
Total assets	$121,203	$120,547

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$230	$84
Settlements payable	16,348	13,911
Accrued compensation liabilities	4,192	3,213
Accrued discount fees	4,658	5,343
Other accrued liabilities	2,256	3,425
Deferred income	406	861
Total current liabilities	28,090	26,837
Other liabilities	1,844	1,121
Total liabilities	29,934	27,958

Contingencies and commitments (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	―	—
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,687 and 20,687; shares outstanding: 18,151 and 18,238	193,147	192,030
Treasury stock—at cost, 2,536 and 2,449 shares	(21,020)	(20,271)
Accumulated other comprehensive income	1	—
Accumulated deficit	(80,859)	(79,170)
Total shareholders’ equity	91,269	92,589
Total liabilities and shareholders’ equity	$121,203	$120,547

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues	$39,447	$44,213	$102,889	$102,561

Costs and expenses:
Direct costs	30,611	33,367	77,239	76,556
General and administrative	5,950	6,269	18,469	20,411
Selling and marketing	1,396	2,236	4,435	5,464
Depreciation and amortization	1,670	1,858	4,913	4,942
Total costs and expenses	39,627	43,730	105,056	107,373
(Loss)/income from continuing operations before other income and income taxes	(180)	483	(2,167)	(4,812)

Other income:
Gain/(loss) on investments	17	45	31	(54)
Gain on sale of assets	10	―	10	―
Interest income, net	90	118	388	662
Total other income	117	163	429	608

(Loss)/income from continuing operations before income taxes	(63)	646	(1,738)	(4,204)
Income tax provision	157	1	12	2

(Loss)/income from continuing operations	(220)	645	(1,750)	(4,206)
(Loss)/gain from discontinued operations, net	(180)	(408)	61	(6,072)

Net (loss)/income	$(400)	$237	$(1,689)	$(10,278)

(Loss)/earnings per share—Basic and diluted:
From continuing operations	$(0.01)	$0.03	$(0.09)	$(0.21)
From discontinued operations	(0.01)	(0.02)	―	(0.31)
(Loss)/earnings per share—Basic and diluted	$(0.02)	$0.01	$(0.09)	$(0.52)

Weighted average common shares used in computing:
Basic (loss)/earnings per share	18,151	19,458	18,153	19,635
Diluted (loss)/earnings per share	18,151	19,597	18,153	19,635

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2010	2009	2010	2009
Net (loss)/income	$(400)	$237	$(1,689)	$(10,278)
Other comprehensive income, net of tax:
Unrealized gain/(loss) on investment in marketable securities	2	—	1	(2)
Impact of unrealized loss transferred from AOCI into net loss	―	—	―	2,504
Other comprehensive income	2	—	1	2,502
Comprehensive (loss)/income	$(398)	$237	$(1,688)	$(7,776)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended June 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,689)	$(10,278)
Less: Gain/(loss) from discontinued operations, net	61	(6,072)
Loss from continuing operations, net	(1,750)	(4,206)
Non-cash items included in net loss:
Depreciation and amortization	4,913	5,012
Provision for doubtful accounts	758	250
Deferred rent	275	—
Share-based compensation	715	1,715
(Gain)/loss on trading investments	(31)	54
Gain on sale of equipment	(10)	—
Other	(3)	21
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	3,167	(4,305)
Prepaid expenses and other assets	(426)	(1,395)
Accounts and settlements payable and accrued liabilities	1,623	9,155
Income taxes receivable	—	(71)
Deferred income	(455)	(746)
Cash provided by operating activities from continuing operations	8,776	5,484
Cash provided by (used in) operating activities from discontinued operations	61	(5,224)
Cash provided by operating activities	8,837	260
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(23,586)	(33,956)
Maturities of available-for-sale securities	9,894	23,874
Sales of trading securities	20,325	50
Maturities of restricted investments	—	500
Purchase of equipment and software	(3,826)	(2,347)
Additions to goodwill—ChoicePay acquisition	(30)	(6,896)
Collection on note receivable	261	—
Proceeds from sale of equipment	10	—
Proceeds from sale of discontinued operations	—	1,255
Cash provided by (used in) investing activities from continuing operations	3,048	(17,520)
Cash used in investing activities from discontinued operations	—	(437)
Cash provided by (used in) investing activities	3,048	(17,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	(749)	(3,316)
Net proceeds from issuance of common stock	—	238
Collection of note receivable	—	71
Capital lease obligations and other financing arrangements	(24)	(13)
Cash used in financing activities	(773)	(3,020)
Net increase (decrease) in cash and cash equivalents	11,112	(20,717)
Cash and cash equivalents at beginning of period	21,969	47,735
Cash and cash equivalents at end of period	$33,081	$27,018
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15	$4
Income taxes paid, net	$52	$71
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of ARS Rights	$2,391	$3,107
Investments released from restriction	$50	$—
Fair value adjustment of trading securities	$2,422	$657
Tenant improvements acquired with deferred rent credit	$959	$—
Notes receivable from third parties	$—	$950
Transfer from available-for-sale to trading securities, at par value	$—	$31,325
Purchase price of ChoicePay acquisition	$—	$7,566
Fair value of net assets acquired	$—	$4,794
Goodwill from ChoicePay acquisition	$—	$2,772
Equipment acquired under capital lease obligations and other financing arrangements	$—	$116

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

We also operate in two other business areas which we are winding down.  These are portions of our former Government Business Process Outsourcing, or GBPO, and Packaged Software Systems Integration, or PSSI, operations that we expect to wind-down over a three-year period because they are neither compatible with our long-term strategic direction nor complementary with the other businesses that we divested.  These operations include:

•	Voice and Systems Automation (formerly part of GBPO)—provides call center interactive voice response systems and support services, including customization, installation and maintenance; and

•	Public Pension Administration Systems (formerly part of PSSI)—provides services to support the design, development and implementation of pension applications for state, county and city governments.

We reclassified historical information presented in our Consolidated Financial Statements and our Notes to Consolidated Financial Statements to conform to the current period’s presentation.  For additional information about our EPS and Wind-down operations, see Note 10—Segment Information. For additional information about businesses in which we no longer operate, and have divested, see Note 13—Disconitinued Operations.

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

Tier Technologies, Inc.

NOTE 3—INVESTMENTS

We own investments in marketable securities designated as available-for-sale or trading securities as defined by US GAAP.  Current Restricted investments on the Consolidated Balance Sheets, totaling $1.3 million at June 30, 2010 and $1.4 million at September 30, 2009, were pledged in connection with performance bonds and will be restricted for the terms of the project performance periods, the latest of which is estimated to end in December 2010.  Our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  This money market investment is reported as long-term Restricted investments on the Consolidated Balance Sheets.

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

At June 30, 2010 and September 30, 2009, our investment portfolio included $10.9 million and $31.2 million, respectively, par value of municipal bonds that were collateralized with student loans.  As further discussed below, during the nine months ended June 30, 2010, we liquidated $20.3 million of our auction rate securities, or ARS, and have invested those funds in other short term liquid investments.

Our ARS were illiquid investments and there had been no successful auctions of our securities since February 2008.  We do not believe the unsuccessful auctions were the result of the deterioration of the underlying credit quality of those securities.  Our securities represented AAA rated student loan backed securities that were guaranteed by the issuing states and the Federal Family Education Loan Program (FFELP).

On November 11, 2008, we accepted an offer from our investment manager, UBS AG, or UBS, providing us with rights related to our ARS, or ARS Rights.  The ARS Rights (which had features that operate like put options) were covered in a prospectus dated October 7, 2008.  The ARS Rights entitled us to sell our existing ARS to UBS for a price equal to the par value plus accrued but unpaid interest, at any time during the period from June 30, 2010 through July 2, 2012.  The ARS Rights also granted to UBS the sole discretion and right to sell or otherwise dispose of our eligible ARS at any time until July 2, 2012, without prior notification, so long as we received a payment of par value.  On June 30, 2010 we formally exercised our rights under the ARS Rights to sell the ARS remaining in our portfolio to UBS at par value plus accrued but unpaid interest.  This transaction was completed on July 2, 2010 and we invested the proceeds in other liquid short term investments.

US GAAP permits us to measure the ARS Rights, a recognized financial asset, at fair value in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses have been included in earnings.  At June 30, 2010 the fair value of the ARS Rights total is $0.9 million, and is adjusted each reporting period, with the change to Gain/(loss) on investments in our Consolidated Statements of Operations.  With the exercise of the ARS Rights and the subsequent sale of the ARS, we do not expect any more changes associated with the ARS Rights.

As a result of the redemption of the ARS Rights on June 30, 2010, and the completion of the transaction on July 2, 2010, we have reclassified our ARS from long term Investments in marketable securities to current Investments in marketable securities on our Consolidated Balance Sheets.

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

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current and long-term investments in marketable securities:

	June 30, 2010			September 30, 2009
(in thousands)	Amortized cost	Net loss impact	Estimated fair value	Amortized cost	Net loss impact	Estimated fair value
Short-term investments in marketable securities:
Available for sale securities:
Discount notes	$13,693	$2	$13,695	$—	$—	$—
Commercial paper	2,999	(2)	2,997	—	—	—
Treasury bills	1,499	—	1,499	4,499	—	4,499
Certificate of Deposit	50	—	50	—	—	—
Total available for sale securities	18,241	—	18,241	4,499	—	4,499

Trading investments:
Debt securities (State and local bonds)	10,875	(899)	9,976	—	—	—
Auction rate securities Rights Series	—	899	899	—	—	—
Total trading investments	10,875	—	10,875	—	—	—

Total short-term investments in marketable securities	29,116	—	29,116	4,499	—	4,499

Long-term investments in marketable securities:
Trading Investments:
Debt securities (State and local bonds)	—	—	—	31,200	(3,320)	27,880
Auction rate securities Rights Series	—	—	—	—	3,289	3,289
Total long-term investments in marketable securities	—	—	—	31,200	(31)	31,169

Total investments	$29,116	$—	$29,116	$35,699	$(31)	$35,668

As of June 30, 2010, all of the debt securities that were included in marketable securities had remaining maturities within one year.  As of June 30, 2010, all the debt securities included as trading investments have maturities in excess of ten years, with the exception of our ARS Rights, which expire in July 2012.  While all of these debt securities had long-term maturities, they are all auction rate securities with interest rates that typically reset every 28 days.

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

Tier Technologies, Inc.

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of June 30, 2010 and September 30, 2009.

Fair value measurements as of June 30, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$2,066	$—	$—	$2,066
Discount note	2,500	—	—	2,500

Investments in marketable securities:
Commercial paper	2,997	—	—	2,997
Discount notes	13,695	—	—	13,695
U.S. Treasury bills	1,499	—	—	1,499
Certificates of deposit	—	50	—	50
Debt securities	—	—	9,976	9,976
Auction Rate Securities Rights	—	—	899	899

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,311	—	1,311

Total	$28,757	$1,361	$10,875	$40,993

Fair value measurements as of September 30, 2009

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$816	$—	$—	$816

Investments in marketable securities:
U.S. Treasury bills	4,499	—	—	4,499
Debt securities	—	—	27,880	27,880
Auction Rate Securities Rights	—	—	3,289	3,289

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,361	—	1,361

Total	$11,315	$1,361	$31,169	$43,845

Tier Technologies, Inc.

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

Changes in fair value measurements of our securities are included in Gain/(loss) on investments on our Consolidated Statements of Operations.  The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2010 and 2009:

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2009	$31,169
Sale of debt securities	(1,100)
Gain on investments included in earnings	12
Balance at December 31, 2009	30,081
Sale of debt securities	(4,100)
Gain on investments included in earnings	2
Balance at March 31, 2010	25,983
Sale of debt securities	(15,125)
Gain on investments included in earnings	17
Balance at June 30, 2010	$10,875
Gain included in Other income for the three months ended June 30, 2010 related to assets held as of June 30, 2010	$17
Gain included in Other income for the nine months ended June 30, 2010 related to assets held as of June 30, 2010	$31

(in thousands)	Significant unobservable inputs (Level 3)
Balance at October 1, 2008	$28,821
Change in temporary valuation adjustment included in Accumulated other comprehensive loss	2,504
Loss on investments included in earnings	(4,946)
Recognition of ARS rights	4,834
Balance at December 31, 2008	31,213
Gain on investments included in earnings	1,620
Recognition of ARS rights	(1,607)
Balance at March 31, 2009	31,226
Gain on investments included in earnings	165
Sale of debt security	(50)
Recognition of ARS rights	(120)
Balance at June 30, 2009	$31,221
Gain included in Other income for the three months ended June 30, 2009 related to assets held as of June 30, 2009	$45
Loss included in Other income for the nine months ended June 30, 2009 related to assets held as of June 30, 2009	$(54)

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, whose revenues exceeds 10% of revenues from EPS operations.

Tier Technologies, Inc.

The following table shows the revenues specific to our contract with the IRS:

	Nine months ended June 30,
(in thousands, except percentages)	2010	2009
Revenue	$17,323	$20,503
Percentage of EPS operations revenue	17.2%	20.8%

Accounts receivable, net.  We reported $3.2 million and $4.8 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets for June 30, 2010 and September 30, 2009.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 18.0% and 30.9% of the balances reported at June 30, 2010 and September 30, 2009, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next three years.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  At June 30, 2010, one customer within our Wind-down operations accounts for 12.8% of our total receivable balance.  None of our EPS customers have receivables that exceed 10% of our total receivable balance.  As of June 30, 2010 and September 30, 2009, Accounts receivable, net included an allowance for uncollectible accounts of $0.7 million and $0.3 million, respectively, which represents the balance of receivables that we believe, are likely to become uncollectible.

Settlements receivable, net.  As of June 30, 2010 and September 30, 2009, we reported $8.2 million and $10.6 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, which is normally concluded in 24 to 48 hours, we settle the obligation to the client.  See Note 8—Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn-out of up to $2.0 million.  Any earn-out is recorded as additional goodwill associated with the asset acquisition.  As of June 30, 2010, we have paid ChoicePay $0.1 million for this earn-out.  The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2010.

(in thousands)	EPS	Wind-down	Total
Balance at September 30, 2009	$17,329	$—	$17,329
ChoicePay, Inc. earn-out	30	—	30
Balance at June 30, 2010	$17,359	$—	$17,359

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  No such event occurred in the three or nine months ended June 30, 2010.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than

Tier Technologies, Inc.

not reduce the fair value of the assets below the carrying value.  No such events occurred during the nine months ended June 30, 2010.  The following table summarizes Other intangible assets, net:

		June 30, 2010			September 30, 2009
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-16 years	$30,037	$(23,455)	$6,582	$30,037	$(20,557)	$9,480
Technology and research and development	5 years	5,618	(4,466)	1,152	5,618	(4,192)	1,426
Trademarks	6-10 years	3,463	(2,613)	850	3,463	(2,331)	1,132
Other intangible assets, net		$39,118	$(30,534)	$8,584	$39,118	$(27,080)	$12,038

During the nine months ended June 30, 2010, we recognized $3.5 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level are as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2010	2009	2010	2009
Current income tax provision:
State	$37	$1	$52	$2
Federal	—	—	—	—
Total provision for income taxes	$37	$1	$52	$2

We did not record a federal tax provision due to availability of net operating loss carryforwards.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.  Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intraperiod tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax benefit related to Continuing Operations for the nine months ended June 30, 2010 includes a benefit of $40,000 due to the required intraperiod tax allocation.  Conversely, Discontinued Operations for the nine months ended June 30, 2010 includes a charge of $40,000 related to a gain on disposal of discontinued operations.

Tier Technologies, Inc.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of June 30, 2010, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2005.  As of June 30, 2010, we were not engaged in any federal or state tax audits.

As of June 30, 2010, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At June 30, 2010, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At June 30, 2010 and September 30, 2009, we had legal accruals of $0.8 million and $0.2 million, respectively, based upon estimates of key legal matters.

BANK LINES OF CREDIT

At June 30, 2010, we had a credit facility that allowed us to obtain letters of credit up to a total of $5.0 million.  This credit facility, which is scheduled to mature on January 31, 2011, grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We pay 0.75% per annum for outstanding letters of credit, but are not assessed any fees for the unused portion of the line.  As of June 30, 2010, $1.3 million of letters of credit were outstanding under this credit facility.  These letters of credit were issued to secure a performance bond.

In January 2010, we were notified we had been approved for an original line of credit of $15,023,000 with UBS Bank USA, our investment manager, secured by our auction rate securities.  Pursuant to our participation in the ARS Rights provided to us by UBS (see Credit Risk below), we are entitled to borrow funds from UBS up to the par value of eligible auction rate securities.  This line of credit provides us liquidity for what are currently illiquid investments should business needs arise.  At June 30, 2010, we had not borrowed against this line of credit.

The line of credit is a no net cost loan.  Advances against the line of credit will bear interest at variable rates that will equal the weighted average interest rate paid to Tier by the issuer of the ARS that are pledged to UBS as collateral.  No net cost loans may be repaid at any time without penalty.  Proceeds of the liquidation or sale of ARS pledged as collateral will be used to repay the loan plus interest due.  The line of credit terminates the earlier of when our ARS used as collateral are sold to UBS or the expiration of the rights offer.  This line of credit was cancelled on July 2, 2010 subsequent to our June 30, 2010 exercise of our rights under the ARS Rights.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.

At June 30, 2010, our investment portfolio included $10.9 million, fair value, of AAA-rated auction rate municipal bonds that were collateralized with student loans.  These municipal bonds are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.”  After the initial issuance of the securities, the interest rate on the securities is reset at a prescribed interval (typically every 28 days), based upon the demand for these securities, which we refer to as auction rate securities.  As a result of conditions in the sub-prime mortgage market and overall credit market issues, we had

Tier Technologies, Inc.

experienced unsuccessful auctions, as there were insufficient buyers for the securities at the reset date for our auction rate securities.  The unsuccessful auctions and lack of liquidity caused a decrease in the fair value of these securities.  All of our securities were collateralized with student loans.  Securities collateralized with student loans are guaranteed by the issuing state and the Federal Family Education Loan Program.  Under the Higher Education Act, student loans cannot be cancelled (discharged) due to bankruptcy.  Because of this, we continue to believe the credit quality of these securities is high and the principal collectible.

In November 2008 we entered into an Auction Rate Securities Rights offer with UBS, our investment manager.  This agreement allows us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest.  Our investment manager had the right to sell or dispose of our auction rate securities at par, at any time until the expiration of the offer.

As of June 30, 2010, we exercised our rights to sell the ARS remaining in our portfolio to UBS at par value plus accrued but unpaid interest.  See Note 3—Investments for additional information.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At June 30, 2010, we had $10.0 million of performance bonds posted with clients.  There were no claims pending against any of these bonds.

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc., or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As part of the agreement, we are required to leave in place a $2.4 million performance bond on the continuing contract with the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion will be delayed and additional funding is needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and RKV contractors. We retain certain liabilities for completion of the project and continue as the indemnitor under the performance bond.  Mediation is expected to take place in late 2010 or early 2011 to discuss the costs of project completion.  We do not believe resolution of this matter will have a material effect on our financial position or results of operations.

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At June 30, 2010, we had $9.4 million of bonds posted with 45 jurisdictions.  There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of June 30, 2010, we had employment and change of control agreements with four executives and one other key manager.  If certain termination or change of control events were to occur under the five contracts as of June 30, 2010, we could be required to pay up to $3.7 million.

In June 2010, we accrued $1.2 million of severance expense associated with the departure on June 23, 2010 of our former CEO, in accordance with Section 11(c) of the Employment Agreement signed on April 30, 2008.  Pursuant to the terms of the employment agreement, the severance, and any additional agreed upon payments, will be paid after receipt of a Separation Agreement and Release executed by the former executive.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our chief executive officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  As of June 30, 2010, 605,000 PSUs have been issued to key executives.  The PSUs are

Tier Technologies,Inc.

considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 12―Share-based Payment for additional information regarding the valuation of the PSUs.

Pursuant to compensation decisions made in April 2008 and January 2009, and subject to the terms of our former chief executive officer’s Enterprise Value Award Plan and related documents, our former CEO may receive 200,000 restricted stock units, or RSUs, which may be payable in cash.  Pursuant to the former CEO’s employment agreement, these RSUs remain ungranted and are subject to award in the circumstances described in the Enterprise Value Award Plan and related documents.  These RSUs are considered liability awards, and as such their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these RSUs.  See Note 12―Share-based Payment for additional information regarding the valuation of these RSUs.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of June 30, 2010 are as follows:

(in thousands)	Operating leases (1)	Capital Leases (2)(3)	Total
Twelve months ending June 30,
2011	$276	$32	$308
2012	712	30	742
2013	732	25	757
2014	752	—	752
2015	752	—	752
Thereafter	2,056	—	2,056
Total minimum lease payments	$5,280	$87	$5,367
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

NOTE 9—RELATED PARTY TRANSACTIONS

ITC DELTACOM, INC.

During the nine months ended June 30, 2010, we purchased $0.2 million of telecom services from ITC Deltacom, Inc., a company affiliated with a member of our Board of Directors.

Tier Technologies, Inc.

GIANT INVESTMENT, LLC

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

AGREEMENT WITH DISCOVERY EQUITY PARTNERS, L.P.

In February 2010 we signed an agreement with two entities affiliated with two members of our board not standing for re-election at our 2010 annual meeting of stockholders, Discovery Equity Partners, L.P. and Discovery Group I, LLC, which we refer to as Discovery, with respect to our 2010 annual meeting of stockholders and other matters.  The agreement provided, among other things, for Tier to reimburse Discovery $175,000 for expenses related to its costs associated with our 2009 annual meeting of stockholders.  This payment, due to Discovery within five days of our 2010 annual meeting of stockholders, which occurred on April 8, 2010, was made on April 13, 2010.  We also agreed to pay $55,000 in legal expenses on behalf of Discovery.  In addition, pursuant to this agreement we accelerated the vesting of restricted stock units awarded to those two board members, payable on March 20, 2012.  See Note 12—Share-based Payment for additional information regarding the valuation of these RSUs.

NOTE 10—SEGMENT INFORMATION

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

The following table presents the results of operations for our EPS operations and our Wind-down operations for the three and nine months ended June 30, 2010 and 2009.

(in thousands)	EPS	Wind- down	Total
Three months ended June 30, 2010:
Revenues	$38,716	$731	$39,447
Costs and expenses:
Direct costs	30,280	331	30,611
General and administrative	5,830	120	5,950
Selling and marketing	1,396	―	1,396
Depreciation and amortization	1,366	304	1,670
Total costs and expenses	38,872	755	39,627
Loss from continuing operations before other income and income taxes	(156)	(24)	(180)
Other income:
Interest income	90	―	90
Gain on sale of asset	10	―	10
Gain on investments	17	―	17
Total other income	117	―	117
Loss from continuing operations before taxes	(39)	(24)	(63)
Income tax provision	157	―	157
Loss from continuing operations	$(196)	$(24)	$(220)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Three months ended June 30, 2009:
Revenues	$42,941	$1,272	$44,213
Costs and expenses:
Direct costs	32,856	511	33,367
General and administrative	6,196	73	6,269
Selling and marketing	2,235	1	2,236
Depreciation and amortization	1,404	454	1,858
Total costs and expenses	42,691	1,039	43,730
Income from continuing operations before other income and income taxes	250	233	483
Other income:
Interest income, net	118	—	118
Gain on investment	45	—	45
Total other income	163	—	163
Income from continuing operations before taxes	413	233	646
Income tax provision	1	—	1
Income from continuing operations	$412	$233	$645

(in thousands)	EPS	Wind- down	Total
Nine months ended June 30, 2010:
Revenues	$100,621	$2,268	$102,889
Costs and expenses:
Direct costs	76,335	904	77,239
General and administrative	18,143	326	18,469
Selling and marketing	4,435	―	4,435
Depreciation and amortization	4,030	883	4,913
Total costs and expenses	102,943	2,113	105,056
(Loss)/income from continuing operations before other income and income taxes	(2,322)	155	(2,167)
Other income:
Interest income, net	388	―	388
Gain on sale of asset	10	―	10
Gain on investment	31	―	31
Total other income	429	―	429
(Loss)/income from continuing operations before taxes	(1,893)	155	(1,738)
Income tax provision	12	―	12
(Loss)/income from continuing operations	$(1,905)	$155	$(1,750)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Nine months ended June 30, 2009:
Revenues	$98,450	$4,111	$102,561
Costs and expenses:
Direct costs	74,843	1,713	76,556
General and administrative	19,578	833	20,411
Selling and marketing	5,458	6	5,464
Depreciation and amortization	3,529	1,413	4,942
Total costs and expenses	103,408	3,965	107,373
(Loss)/income from continuing operations before other income and income taxes	(4,958)	146	(4,812)
Other income:
Interest income, net	662	—	662
Loss on investment	(54)	—	(54)
Total other income	608	—	608
(Loss)/income from continuing operations before taxes	(4,350)	146	(4,204)
Income tax provision	2	—	2
(Loss)/income from continuing operations	$(4,352)	$146	$(4,206)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	June 30, 2010	September 30, 2009
Continuing operations:
EPS	$120,413	$117,920
Wind-down	790	2,627
Total assets	$121,203	$120,547

NOTE 11—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

In January 2009, our Board of Directors, or the Board, authorized the repurchase of up to $15.0 million of our common stock in the open market.  On August 13, 2009, our Board increased the repurchase amount to $20.0 million.  Through June 30, 2010, we purchased 1,651,898 shares of common stock for $12.3 million under this repurchase program.  We also participated in a previous repurchase program authorized by our Board in October 2003 in which we purchased 884,400 shares of common stock for $8.7 million.  As of June 30, 2010, we have repurchased 2,536,298 shares of common stock for $21.0 million under the two plans, which are reported as Treasury stock on our Consolidated Balance Sheets.

NOTE 12—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At June 30, 2010, there were 1,492,036 shares of common stock available for future issuance under the Plan.

Tier Technologies, Inc.

STOCK OPTIONS

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense for the three and nine months ended June 30, 2010 was $0.2 million and $0.6 million, respectively.  During the three and nine months ended June 30, 2009, we recognized $0.2 million and $0.8 million, respectively, in stock based compensation expense.

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We did not grant any options during the three and nine months ended June 30, 2010.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	—	5.00	—	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	—%	2.06%	—%	1.99%
Volatility	—%	46.60%	—%	45.53%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$—	$2.77	$—	$2.04
Weighted-average intrinsic value of options exercised (in thousands)	$—	$54	$—	$54

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

Stock option activity for the nine months ended June 30, 2010 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2009	2,359	$7.86
Granted	—	—
Exercised	—	—
Forfeitures or expirations	(139)	11.06
Options outstanding at June 30, 2010	2,220	$7.66	6.98 years	$788
Options vested and expected to vest at June 30, 2010	1,917	$7.68	6.84 years	$649
Options exercisable at June 30, 2010	1,242	$7.97	6.19 years	$288

As of June 30, 2010 a total of $1.8 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.70 year weighted-average period.

RESTRICTED STOCK UNITS

In April 2008, we granted 550,000 Restricted Stock Units, or RSUs, which vest when both the price target is achieved and the required service period is met.  In January 2009 we granted another 150,000 RSUs which vest when both the price target is achieved and the required service period is met.  Pursuant to the Plan, 500,000 shares, with target prices of $8.00, $11.00, and $13.00 can be payable in shares of our common stock.  The remaining 200,000 shares, with target prices of $13.00 and $15.00, may be payable in cash.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Tier Technologies, Inc.

	June 30, 2010
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00	3.00
Remaining period that units will be outstanding (in years)	0.83	0.83
Interest rate (based on U.S. Treasury yield)	1.98%	0.29%
Volatility	39.53%	31.19%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$0.00

The following table provides information on the expense related to the restricted stock unit awards:

(in thousands)	Equity Award	Liability Award
Expense recognized for three months ended June 30, 2010	$155	$(45)
Expense recognized for nine months ended June 30, 2010	466	(195)
Expense recognized through June 30, 2010	1,232	(a)
Estimated expense to be recognized through April 2011*	518	(b)
* The CEO departed on June 23, 2010. Pursuant to the terms of his employment agreement, these RSUs remain ungranted and are subject to award in the circumstances described in the Enterprise Value Award Plan and related documents.

a. de minimis
b. Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter and other assumptions noted above as used in the Monte Carlo simulation. We are unable to estimate the expense expected to be recognized for these awards.

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation packages, our non-employee Board members are awarded 9,000 restricted stock units upon their election to our Board at our annual meeting.  The following awards have been made:

	Total restricted stock units awarded	Vesting date
2009 annual meeting	72,000	March 20, 2012
2010 annual meeting	54,000	May 11, 2011

The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  During February 2010 we entered into an agreement in which two of our board members not standing for re-election at our 2010 annual meeting of stockholders were each entitled to the accelerated vesting on April 8, 2010 of the restricted stock units that they were awarded in March 2009.  During March 2010 we recorded the expense associated with this transaction using the closing price of our stock on April 8, 2010 multiplied by 18,000 units and established the liability that is to be paid out on March 20, 2012, pursuant to the agreement.  US GAAP requires us to value and record expense for liability awards at the end of every measurement period, however, we chose to value these awards on April 8, 2010, and record the expense at March 31, 2010 so our financial statements would reflect the complete liability for these awards.  There is not a material difference between a value derived using a share price as of March 31, 2010 versus a share price as of April 8, 2010.

As of June 30, 2010, we recognized $0.3 million in expense relating to these awards, calculated as follows:

Tier Technologies, Inc.

		Expense recognized
Active board members – 2009 annual meeting:
Number of awards	54,000
Fair value of award (closing price on day of valuation)	x $6.08
Total fair value	$328,320
Number of months in vesting	÷ 36
Expense per month	$9,120
Number of months in measurement period	x 15
Expense recognized to date	$136,800	$136,800

Active board members – 2010 annual meeting:
Number of awards	54,000
Fair value of award (closing price on day of valuation)	x $6.08
Total fair value	$328,320
Number of months in vesting	÷ 12
Expense per month	$27,360
Number of months in measurement period	x 2
Expense recognized to date	$54,720	$54,720

Board members not standing for re-election:
Number of awards	18,000
Fair value of award on April 8, 2010	x $ 7.74
Expense recognized for award	$139,320	$139,320

Total expense recognized		$330,840

Awards for active board members will be revalued each quarter based on the closing price of our stock on the last day of the quarter.  We cannot estimate the amount of expense to be recognized on these awards through their respective vest dates.

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

As of June 30, 2010, 605,000 PSUs have been issued under the PSU Plan.  At June 30, 2010, these PSUs are recorded at their fair value of $0.3 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00
Remaining period that units will be outstanding (in years)	1.43
Interest rate (based on U.S. Treasury yield)	0.44%
Volatility	35.69%
Dividend yield	—
Weighted-average fair value of PSUs granted	$1.06

Tier Technologies, Inc.

From date of grant through June 30, 2010, we recorded $0.3 million of expense related to these awards.  The PSUs are considered liability awards under US GAAP.  As such, their expense is revalued each quarter based on fair market value.  Therefore, we cannot estimate the remaining expense to be recognized for these PSUs.

NOTE 13—DISCONTINUED OPERATIONS

SUMMARY OF REVENUE AND LOSS BEFORE TAXES—DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  During the three months ended March 31, 2010, we received an earn-out payment of $0.6 million from the company that purchased our former GBPO business, pursuant to the Purchase and Sale Agreement dated June 9, 2008.  We recorded this transaction as a gain on disposal of discontinued operations within our Consolidated Statements of Operations.  We have an additional year of earn-out opportunity in our fiscal year 2011.  During the three months ended June 30, 2010, we incurred $0.3 million of expense associated with our former PSSI operation, primarily attributable to the write-off of a receivable we determined to be uncollectible.  The following table summarizes our revenue and pre-tax loss, prior to any gain/(loss) on sale, generated by these operations for the three and nine months ended June 30, 2010 and 2009.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2010	2009	2010	2009
Revenues (Discontinued operations):
GBPO	$—	$—	$—	$—
PSSI	—	—	—	4,777
Total revenues	$—	$—	$—	$4,777
Loss before taxes (Discontinued operations):
GBPO	$—	$(2)	$—	$(59)
PSSI	(302)	(29)	(521)	(4,056)
Total loss before taxes	$(302)	$(31)	$(521)	$(4,115)

Tier Technologies, Inc.

NOTE 14—(LOSS)/EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss)/earnings per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator: (Loss)/income from:
Continuing operations, net of income taxes	$(220)	$645	$(1,750)	$(4,206)
Discontinued operations, net of income taxes	(180)	(408)	61	(6,072)
Net (loss)/income	$(400)	$237	$(1,689)	$(10,278)
Denominator:
Weighted-average common shares outstanding	18,151	19,458	18,153	19,635
Effects of dilutive common stock options	—	139	—	—
Adjusted weighted-average shares	18,151	19,597	18,153	19,635
(Loss)/earnings per basic and diluted share:
From continuing operations	$(0.01)	$0.03	$(0.09)	$(0.21)
From discontinued operations	(0.01)	(0.02)	—	(0.31)
(Loss)/earnings per basic and diluted share	$(0.02)	$0.01	$(0.09)	$(0.52)

The following options were not included in the computation of diluted (loss)/earnings per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2010	2009	2010	2009
Weighted-average options excluded from computation of diluted (loss)/earnings per share	1,229	1,518	1,194	1,713

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted (loss)/earnings per share since their effect would have been anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2010	2009	2010	2009
Common stock equivalents excluded from computation of diluted (loss)/earnings per share	238	—	254	70

We have also excluded 500,000 shares of restricted stock from the computation of diluted (loss)/earnings per share since their effect would have been anti-dilutive.

NOTE 15—ACQUISITION

In January 2009, we completed the acquisition of substantially all of the assets of ChoicePay, Inc.  Per the terms of the acquisition agreement, ChoicePay, Inc. is entitled to a potential earn-out through December 31, 2013, based upon a percentage of the profitability of future defined new client business, not to exceed $2.0 million.  As of June 30, 2010, we have paid ChoicePay $0.1 million for this earn-out.

Tier Technologies, Inc.

The unaudited pro forma financial information in the table below combines the historical results for Tier and the historical results for ChoicePay for the nine months ended June 30, 2009, as if the acquisition took place at the beginning of the fiscal year.  This pro forma information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

(in thousands, except per share data)	Nine months ended June 30, 2009
Revenues—continuing operations	$104,788
Net loss—continuing operations	$(5,539)
Net loss	$(11,611)
Basic/diluted loss per share—continuing operations	$(0.28)
Basic/diluted loss per share	$(0.59)

NOTE 16—SUBSEQUENT EVENTS

We have reviewed our business activities through August 9, 2010, the issue date of our financial statement, and have the following subsequent events to report.

AUCTION RATE SECURITY RIGHTS AGREEMENT

On June 30, 2010, we formally exercised our rights under our Rights Agreement with our investment manager, UBS.  UBS accepted the offer to buy back the auction rate securities remaining in our portfolio at par plus accrued but unpaid interest on July 1, 2010.  The transaction settled on July 2, 2010 and the proceeds we received we invested in short-term liquid investments.

KEY LEGISLATION

On July 21, 2010, President Obama signed HR 4173, the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Section 1075 of this legislation requires the Federal Reserve to set guidelines for reasonable interchange transaction fees for electronic debit transactions.  The Federal Reserve has nine months from the date of enactment to publish guidelines and the guidelines will become effective one year from the date of enactment.  Among areas of relevance to the Company, the law provides for assessing if any interchange transaction fee is reasonable and proportionate to the cost incurred by the card issuer with respect to the transaction, prohibits payment card networks from restricting the number of payment card networks on which an electronic debit transaction may be processed, prohibits payment card networks from inhibiting the ability of any person to offer a discount for using different payment types, and prohibits payment networks from inhibiting the ability of the Company from setting a minimum transaction amount for credit card transactions.

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

OVERVIEW

Tier Technologies, Inc., or Tier, is a leading provider of biller direct electronic payment solutions.  These solutions provide payment transaction services for Web, call center and point-of-sale environments.  We partner and connect with a host of payment processors and other payment service providers to offer our clients a single source solution that simplifies electronic payment management.  Our solutions include multiple payment options, including consolidation of income payments, bill presentment, convenience payments, installment payments and flexible payment scheduling.  Our solutions offer our clients a range of online payment options, including credit and debit cards, electronic checks (ACH), cash and money orders, and alternative payment types.

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results for the three and nine months ended June 30, 2010 for our Continuing and Discontinued Operations:

	Three months ended June 30, 2010		Nine months ended June 30, 2010
(in thousands, except per share)	Net loss	Loss per share	Net (loss)/income	(Loss)/earnings per share
Continuing Operations:
EPS	$(196)	$(0.01)	$(1,905)	$(0.10)
Wind-down	(24)	—	155	0.01
Total Continuing Operations	$(220)	$(0.01)	$(1,750)	$(0.09)

Total Discontinued Operations	$(180)	$(0.01)	$61	$—

Net loss	$(400)	$(0.02)	$(1,689)	$(0.09)

Tier Technologies, Inc.

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, operations, and certain operations we intend to wind down over the next three years.  Revenues from our EPS operations were $38.7 million for the three months ended June 30, 2010 and $100.6 million for the nine months ended June 30, 2010.  For the three months ended June 30, 2010, transaction volume increased 12.0% and total dollars processed increased 0.4% over the same period last year.  For the nine months ended June 30, 2010, transaction volume increased 32.5% and total dollars processed increased 13.0% over the same period last year.  Our EPS operations reported a net loss of $0.2 million and $1.9 million, respectively, for the three and nine months ended June 30, 2010.  The seasonality of our business causes fluctuations from one quarter to the next within our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.  This type of revenue and cost structure, coupled with some one-time general and administrative costs, including an accrual of $1.2 million for severance expense associated with the departure of our former CEO, has resulted in net losses reported for the three and nine months ended June 30, 2010.  We have successfully streamlined our costs to support our Wind-down operations, while still effectively managing our ongoing contracts, which has resulted in a minimal net loss from Wind-down operations of $24,000 for the three months ended June 30, 2010 and net income from Wind-down operations of $0.2 million for the nine months ended June 30, 2010.

Our Discontinued Operations consists of businesses we have divested through fiscal year 2009.  We incur minimal residual expense relating to our divested operations.  For the three months ended June 30, 2010 we reported a net loss of $0.2 million for Discontinued Operations primarily associated with the write-off of a receivable determined to be uncollectible.  For the nine months ended June 30, 2010, we reported net income of $0.1 million, primarily due to an earn-out payment related to our former GBPO business received during the three months ended March 31, 2010.

STRATEGY AND GOALS FOR 2010

During fiscal 2010 we intend to focus on the following key objectives:

•	Expand market share in the biller direct market;

•	Consolidation of our various platforms;

•	Establish a market driven approach to our business; and

•	Improve profitability.

Expand market share in the biller direct market:  During fiscal 2009, we acquired ChoicePay, which increased our share in the biller direct market for the utilities industry.  During fiscal 2010, we continue to explore strategic partnerships and potential acquisitions that would allow us to penetrate new markets and increase our share in existing vertical markets.  We offer a low-cost service platform to our billers and their customers as well as a number of payment and channel options, which facilitates the acquisition of new billers and provides the opportunity to cross sell and up sell our existing billers.  We continue to drive our costs down and expand our product offerings to increase our market share.  We have increased resources and marketing programs on our fastest growing, higher margin verticals, higher education and utilities.  As a result of our continued growth, we provide services to billers and their customers in all 50 states and the District of Columbia.

Platform consolidation:  As a result of a number of acquisitions, including Official Payments Corporation (OPC), EPOS Corporation and most recently, ChoicePay, Inc., we operate our business on multiple technology platforms.  In 2009, we made the decision to consolidate our operations onto a single technology platform over time.  The goals of the consolidation are to facilitate our ability to develop, sell and implement new and enhanced product offerings, improve margins by spreading fixed platform costs over a growing number of transactions, simplify our operations and reporting structure and make it easier to integrate potential future acquisitions. While we have made considerable progress in the consolidation efforts, we have found that completion of the development of a consolidated platform and the migration of

Tier Technologies, Inc.

our approximately 4,000 biller direct customers to that platform will take longer than originally anticipated.  Our original plan was to complete development this calendar year and complete customer migration in calendar 2011.  We are continuing to evaluate the platform consolidation; at this time it appears that the development of a consolidated platform and the migration of our customers on to that platform will require an additional 12 to 18 months beyond calendar 2011.

Establish a market driven approach to our business:  We have increased our focus on understanding the dynamics of our markets so that our market strategies and product offerings better meet the evolving needs of the market.  We continue to broaden our product offering in line with the evolving needs of our customers.  We have expanded our payment channels to include the Web; automated interactive voice response (IVR); agent based call centers and point-of-sale environments including financial services kiosks.  We offer our billers a technology platform designed expressly for the biller direct market with a single source solution that simplifies electronic payment management.  We also offer the customers of our billers a range of payment choices including credit and debit cards, electronic checks (ACH), cash and money orders. We are beginning to implement emerging payment methods such as Green Dot MoneyPak, Bill Me Later and the Revolution card.  By utilizing our solutions, clients can reduce the time and expense devoted to management of their payment technology and compliance with PCI-DSS and other industry standards.  We have started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of the Company’s services allowing us to grow transactions across multiple verticals and deepen the strength of our primary brand, Official Payments.

Improve profitability:  Having completed the divestiture of business units that were not profitable or not in line with our strategic focus on the biller direct market, we have aggressively worked to reduce our sales, marketing, general and administrative (SG&A) costs over the last several years.  This has involved substantial headcount reductions and facilities consolidations including the consolidation of our data centers, which is in progress.  We expect to continue to improve profitability by growing revenues while continuing to aggressively manage SG&A expenses.  We are also working to manage our direct costs which are primarily the interchange fees, payment processing fees, banking fees and dues and assessments we pay the card companies.  We expect to improve our margins by negotiating better rates with our merchant acquirers and payment processors, adding lower cost providers and incenting our billers and their customers to use payment options and channels with increased margin structures.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three and nine months ended June 30, 2010 and 2009:

Tier Technologies, Inc.

	Three months ended		Variance
	June 30,		2010 vs. 2009
(in thousands, except percentages)	2010	2009	$	%
Revenues	$39,447	$44,213	$(4,766)	(10.8)%
Costs and expenses	39,627	43,730	(4,103)	(9.4)%
(Loss)/income from continuing operations before other income and income taxes	(180)	483	(663)	(137.3)%
Other income	117	163	(46)	(28.2)%
(Loss)/income from continuing operations before income taxes	(63)	646	(709)	(109.8)%
Income tax provision	157	1	156	*
(Loss)/income from continuing operations	(220)	645	(865)	(134.1)%
Loss from discontinued operations, net	(180)	(408)	228	55.9%
Net (loss)/income	$(400)	$237	$(637)	(268.8)%
*Not meaningful

	Nine months ended		Variance
	June 30,		2010 vs. 2009
(in thousands, except percentages)	2010	2009	$	%
Revenues	$102,889	$102,561	$328	0.3%
Costs and expenses	105,056	107,373	(2,317)	(2.2)%
Loss from continuing operations before other income and income taxes	(2,167)	(4,812)	2,645	55.0%
Other income	429	608	(179)	(29.4)%
Loss from continuing operations before income taxes	(1,738)	(4,204)	2,466	58.7%
Income tax provision	12	2	10	*
Loss from continuing operations	(1,750)	(4,206)	2,456	58.4%
Income/(loss) from discontinued operations, net	61	(6,072)	6,133	101.0%
Net loss	$(1,689)	$(10,278)	$8,589	83.6%
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

Tier Technologies, Inc.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and nine months ended June 30, 2010 and 2009:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Revenues
EPS	$38,716	$42,941	$(4,225)	(9.8)%
Wind-down	731	1,272	(541)	(42.5)%
Total	$39,447	$44,213	$(4,766)	(10.8)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Revenues
EPS	$100,621	$98,450	$2,171	2.2%
Wind-down	2,268	4,111	(1,843)	(44.8)%
Total	$102,889	$102,561	$328	0.3%

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

EPS generated $38.7 million of revenues during the three months ended June 30, 2010, a $4.2 million, or 9.8%, decrease over the three months ended June 30, 2009.  During the three months ended June 30, 2010, we processed 12.0% more transactions than we did in the same period last year, representing 0.4% more dollars.  Despite the increase in transactions processed, our revenues decreased for the three months ended June 30, 2010 compared to the same period last year for several reasons: 1) our transactions and dollars processed for our federal income tax vertical were down 8.0% and 19.3%, respectively, as compared to the corresponding prior year period, primarily attributable to an increase in competition from the additional service providers permitted to process tax payments for the IRS; 2) a shift in the payment type due to increased usage of fixed-price debit cards and ACH payments, which produce lower revenue per transaction than our traditional convenience fee model; and 3) a reduction in pricing for services provided as a result of competitive pressures with the renewal of our IRS contract.  We continue to show increases in transactions processed in most verticals ranging from 9.5% to 25.6% when compared to the same period last year.  The addition of 186 new payment types, which includes new clients and expanded services to existing clients, during the three months ended June 30, 2010, contributed to the increase in transactions processed.

During the nine months ended June 30, 2010, EPS generated $100.6 million of revenues, a $2.2 million, or 2.2%, increase over the same period last year.  During the nine months ended June 30, 2010, we processed 32.5% more transactions than we did the same period last year, representing 13.0% more dollars.  The lower growth in dollars processed as compared with growth in transactions is due primarily to the success of our stated strategic intent to develop new verticals to diversify the business and lower average dollar transactions in our various tax verticals primarily related to current economic conditions.  A significant amount of the new transactions were from verticals with lower average dollar size, which resulted in lower revenue per transaction.  For example, average utility payments per transaction are lower than in our established property tax and income tax businesses and therefore produced lower average revenue per transaction.  At the same time we introduced ACH and a fixed price debit card as a payment option in the utility vertical and several other verticals.  In the last year, we have also seen that this shift in payment type has reduced our average revenue per transaction and our average direct costs per transaction.  For this reason, the shift in payment

Tier Technologies, Inc.

type has increased our average “profit” per transaction, when profit is calculated on a percentage basis, even though the average “profit” per transaction may not have increased on an absolute dollar basis.  During the nine months ended June 30, 2010, most of our verticals experienced an increase in the transactions processed when compared to the nine months ended June 30, 2009, ranging from 1.4% to 60.1%.  For the reasons discussed in the paragraph above, our federal income tax vertical decreased 14.3% in dollars processed for the nine months ended June 30, 2010 compared to the same period last year.  During the nine months ended June 30, 2010, we added 516 new payment types.

We expect to see revenue growth in fiscal year 2010 compared with fiscal year 2009.  The rate of this growth is highly dependent on general economic trends.  Our government-based businesses, especially in the tax segment, experienced low to negative revenue growth during fiscal year 2009, which is a departure from prior year trends.  This reduced growth has come in spite of the increase in the number of tax forms processed, an increase in the number of government clients, and the introduction of additional payment options.  We expect this softness to continue until the general economic environment improves or tax rates are increased by legislative bodies, or both.

Wind-down Revenues:  During the three and nine months ended June 30, 2010, our Wind-down operations generated $0.7 million and $2.3 million in revenues, respectively, a $0.5 million, or 42.5% and $1.8 million, or 44.8% decrease, respectively, from the three and nine months ended June 30, 2009.  Completion of several maintenance contracts within our Voice and Systems Automation, or VSA, business and the substantial completion of our Pension business contract contributed to the decreases.  We expect to continue to see decreases in Wind-down revenues as we continue to complete and wind down existing maintenance projects over the next three years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and nine months ended June 30, 2010 and 2009:
	Three months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Direct costs
EPS:
Discount fees	$28,717	$31,446	$(2,729)	(8.7)%
Other costs	1,563	1,410	153	10.9%
Total EPS	30,280	32,856	(2,576)	(7.8)%
Wind-down	331	511	(180)	(35.2)%
Total	$30,611	$33,367	$(2,756)	(8.3)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Direct costs
EPS:
Discount fees	$71,645	$71,361	$284	0.4%
Other costs	4,690	3,482	1,208	34.7%
Total EPS	76,335	74,843	1,492	2.0%
Wind-down	904	1,713	(809)	(47.2)%
Total	$77,239	$76,556	$683	0.9%

Tier Technologies, Inc.

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  EPS direct costs decreased $2.6 million, or 7.8%, during the three months ended June 30, 2010 compared to the same period last year.  Discount fees decreased $2.7 million, or 8.7%, over the same period last year, attributable to the decrease in revenue for the three months ended June 30, 2010.

Other costs increased $0.2 million, or 10.9%, over the same period last year, primarily due to increased telephonic and co-location costs, which include one-time costs related to the consolidation of our data center of $0.2 million associated with increased usage of our customer and client support centers.  Labor and labor-related costs increased $0.1 million, offset by reduced consulting fees of $0.1 million, as we continue to shift resources to best support our operations.

During the nine months ended June 30, 2010, EPS incurred $76.3 million of direct costs, a $1.5 million, or 2.0% increase, over the same period last year.  Discount fees increased $0.3 million, or 0.4%, over the same period last year.  The increase is primarily due to the increase in transactions processed during the nine months ended June 30, 2010, offset by the recognition of one-time cost benefits of $0.3 million in settlement funds received relating to our payment card processing fees.

Other costs increased $1.2 million, or 34.7%, over the same period last year, primarily due to increased telephonic and co-location costs of $0.9 million associated with increased usage of our customer and client support centers, as well as one-time costs for consolidation of our data centers.  Labor and labor-related costs increased $0.5 million, primarily attributable to the acquisition of ChoicePay, offset by reduced consulting fees of $0.2 million, as a result of our efforts to decrease dependency on outside resources.

Wind-down Direct Costs:  During the three and nine months ended June 30, 2010, direct costs from our Wind-down operations decreased $0.2 million and $0.8 million, respectively, or 35.2% and 47.2%, respectively, from the same period last year, consistent with the completion of projects.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2010.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to consolidate and enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and nine months ended June 30, 2010 and 2009:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
General and administrative
EPS	$5,830	$6,196	$(366)	(5.9)%
Wind-down	120	73	47	64.4%
Total	$5,950	$6,269	$(319)	(5.1)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
General and administrative
EPS	$18,143	$19,578	$(1,435)	(7.3)%
Wind-down	326	833	(507)	(60.9)%
Total	$18,469	$20,411	$(1,942)	(9.5)%

Tier Technologies, Inc.

EPS General and Administrative:  During the three months ended June 30, 2010, EPS incurred $5.8 million of general and administrative expenses, a $0.4 million, or 5.9%, decrease over the same period last year.  Our incentive compensation structures vary from year to year and as a result we experienced a decrease of $0.7 million in incentive compensation expense when comparing the three months ended June 30, 2010 with June 30, 2009.  In addition, we incurred a $0.6 million decrease in performance stock unit expense as a result of the current valuation of these liability awards.  Labor and labor related expenses decreased $0.5 million as a result of the consolidation of our San Ramon, California and Auburn, Alabama offices during fiscal year 2009, as well as an increase in capitalized labor during the current fiscal year relating to software development projects.  We also incurred a $0.1 million decrease in restructuring expense, as our restructuring efforts are now complete and a $0.1 million decrease in tax expense due to accrual reversals identified upon completion of the filing of our prior year tax returns.

Offsetting these decreases are increases in the following: a $1.0 million increase in severance expense consisting of $1.2 million related to the departure of our former CEO in June 2010 offset by a reduction of severance expense relating to the consolidation of our offices during fiscal year 2009; a $0.3 million in increased outside service expense associated with additional accounting, IT and development resources; a $0.2 million increase in legal expenses, primarily associated with corporate governance issues; and $0.1 million in increased software maintenance expense as we continue to enhance our IT and security functions.

During the nine months ended June 30, 2010, EPS incurred $18.1 million of general and administrative expenses, a $1.4 million, or 7.3%, decrease over the same period last year.  The current structure of the fiscal year 2010 incentive compensation plan has resulted in a $1.1 million decrease in incentive compensation expense during the nine months ended June 30, 2010 compared with the three months ended June 30, 2009.  In addition, our labor and labor-related costs decreased $0.6 million, primarily as a result of our consolidation efforts and capitalized labor projects as referenced above.  Our performance stock unit expense and share-based payment expense decreased $0.2 million, primarily attributable to the current period valuation of liability awards, offset by accelerated vesting of restricted stock units for two former board members.  For the nine months ended June 30, 2010, we saw a reduction of $0.2 million in outside services over the same period last year primarily due to the absence of strategic initiative services incurred during fiscal year 2009, partially offset by additional resources during the three months ended June 30, 2010, for accounting, IT and development as referenced above.  Further contributing to the overall decrease is: a decrease of $0.2 million in travel and travel-related expenses; a decrease of $0.2 million in restructuring costs as we have completed our consolidation efforts; and a decrease of $0.1 million in business license fees as we shift from an application status to renewal status of money transmitter licenses in most jurisdictions.

Offsetting these decreases are increases of: $0.3 million in severance expense related to the former CEO departure offset by the completion of the office consolidation during fiscal year 2009; $0.3 million in additional software maintenance expense attributable to enhancements to IT and security functions as well as a full nine months in the current year of maintenance related to our ChoicePay acquisition in January 2009; $0.3 million of additional legal expenses primarily associated with corporate governance issues; $0.2 million in bad debt expense due to longer payment cycles; and $0.1 million of increased rent expense primarily attributable to the full nine months rental expense for the ChoicePay facility as well as duplicate rent during the build-out of our new headquarters.

During fiscal 2010, we expect to see decreases in general and administrative support expense as we continue to recognize the benefits of our strategic cost saving initiatives and continue to consolidate and streamline our EPS operations.

Wind-down General and Administrative:  During the three months ended June 30, 2010, Wind-down operations incurred $0.1 million of general and administrative expenses, a $47,000, or 64.4%, increase over the same period last year.  This increase is primarily attributable to an increase of $0.1 million of software maintenance and $0.1 million of bad debt expense, offset by $0.2 million of reduced labor and labor-related expenses as we continue to streamline our resources and focus on our EPS operations.

Tier Technologies, Inc.

During the nine months ended June 30, 2010, Wind-down operations incurred $0.3 million of general and administrative expenses, a $0.5 million, or 60.9% decrease over the same period last year.  This decrease is primarily attributable to reduced labor and labor-related expenses of $0.6 million and reduced miscellaneous office expense of $0.1 million, offset by an increase in bad debt expense of $0.2 million, relating to one contract, which was substantially complete in fiscal 2009, but final payment has not yet been received from the client.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax filing deadline.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and nine months ended June 30, 2010 and 2009:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Selling and marketing
EPS	$1,396	$2,235	$(839)	(37.5)%
Wind-down	—	1	(1)	(100.0)%
Total	$1,396	$2,236	$(840)	(37.6)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Selling and marketing
EPS	$4,435	$5,458	$(1,023)	(18.7)%
Wind-down	—	6	(6)	(100.0)%
Total	$4,435	$5,464	$(1,029)	(18.8)%

EPS Selling and Marketing:  During the three months ended June 30, 2010, EPS incurred $1.4 million of selling and marketing expenses, a $0.8 million, or 37.5%, decrease over the same period last year.  The nature of our advertising efforts during fiscal year 2010 has resulted in a year over year decrease of $0.7 million in advertising expense for the three months ended June 30, 2010.  We also incurred a $0.2 million decrease in performance stock unit expense related to the valuation of liability awards.  Labor and labor-related expenses, including incentive based compensation decreased $0.1 million.

During the nine months ended June 30, 2010, EPS incurred $4.4 million of selling and marketing expenses, a $1.0 million, or 18.7%, decrease over the same period last year.  Contributing to this overall decrease is: $0.5 million in advertising expense as discussed above; $0.4 million in reduced labor and labor-related expenses; and $0.3 million in reduced severance expense which was incurred in fiscal year 2009 as a result of the departure of one of our executives; $0.1 million in reduced performance stock unit expense as described above; and $0.1 million in reduced general selling and marketing expenses.  These decreases are offset by $0.4 million of commission expense relating to an adjustment recognized during fiscal 2009 to modify historical commission plans.

During the remainder of fiscal 2010, we expect to see modest increases in EPS selling and marketing expenses as we continue to build our sales and marketing staff and expand our strategic partnership initiatives.

Wind-down Selling and Marketing: As a result of our decision to not pursue new contracts within Wind-down, we did not incur any selling and marketing expenses during the three or nine months ended June 30, 2010.

Tier Technologies, Inc.

We do not expect to incur selling and marketing expenses in Wind-down during fiscal 2010.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and nine months ended June 30, 2010 and 2009:

	Three months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Depreciation and amortization
EPS	$1,366	$1,404	$(38)	(2.7)%
Wind-down	304	454	(150)	(33.0)%
Total	$1,670	$1,858	$(188)	(10.1)%

	Nine months ended June 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Depreciation and amortization
EPS	$4,030	$3,529	$501	14.2%
Wind-down	883	1,413	(530)	(37.5)%
Total	$4,913	$4,942	$(29)	(0.6)%

Depreciation and amortization relating to EPS decreased during the three months ended June 30, 2010 by $38,000, or 2.7%.  A full nine months of depreciation and amortization of ChoicePay assets, which were acquired in January 2009, resulted in an increase of $0.5 million or 14.2% for the nine months ended June 30, 2010.  Our depreciation and amortization within Wind-down decreased $0.2 million and $0.5 million, respectively, or 33.0% and 37.5%, respectively, consistent with our decision to primarily allocate resources to EPS.

Other Income (Continuing Operations)

Gain/(loss) on investments:  During the three and nine months ended June 30, 2010, we recognized a gain of $17,000 and $31,000, respectively, related to the increase in fair value of our auction rate securities. This is a decrease over the three months ended June 30, 2009 of $28,000 and an increase over the nine months ended June 30, 2009 of $85,000.

Gain on sale of assets:  During the three months ended June 30, 2010, we recognized a gain of $10,000 associated with the sale of assets during the current period.

Interest income, net: Interest income during the three and nine months ended June 30, 2010 decreased $28,000 and $274,000, respectively, compared to the three and nine months ended June 30, 2009, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities from our investment portfolio as possible and invest the funds in money market accounts, treasury bills and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

During the three and nine months ended June 30, 2010, we reported an income tax provision of $157,000 and $12,000, respectively.  The provision for income taxes for the nine months ended June 30, 2010 includes a benefit of $40,000 due to the required intraperiod tax allocation resulting from the loss from Continuing Operations and income recorded in Discontinued Operations.  The remaining provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated

Tier Technologies, Inc.

Statements of Operations for the three and nine months ended June 30, 2010 and 2009 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At June 30, 2010, we had $105.7 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2029, and $92.8 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2024.

DISCONTINUED OPERATIONS

Our Discontinued Operations consist of portions of our former GBPO and PSSI businesses, which we have divested and no longer operate.  During the three months ended June 30, 2010, we incurred a net loss of $0.2 million from Discontinued Operations.  This loss is primarily attributable to the write-off of receivables determined to be uncollectible.  During the nine months ended June 30, 2010, we incurred net income of $0.1 million, attributable to an earn-out payment received pursuant to the agreement from the sale of our former GBPO business, offset by the receivable write-off referenced above.  During the three and nine months ended June 30, 2009, net loss from Discontinued Operations was $0.4 million and $6.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 and September 30, 2009 we had $62.2 million and $57.7 million, respectively in cash, cash equivalents and marketable securities.  In addition, at June 30, 2010, and September 30, 2009, we had restricted cash of $7.3 million and $7.4 million, respectively, of which $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House, or ACH, payments to our clients.  The remainder is used to collateralize outstanding letters of credit, which are scheduled to come due during calendar year 2010.  At June 30, 2010, we had an Amended and Restated Credit and Security Agreement, as amended, with our lender, under which we may obtain up to $5.0 million of letters of credit.  This agreement also grants the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  The $1.3 million of letters of credit outstanding at June 30, 2010 were issued to secure a performance bond.

In January 2010, we were notified we had been approved for an original line of credit of $15,023,000 with UBS Bank USA, our investment manager, secured by our auction rate securities.  Pursuant to our participation in the ARS Rights provided to us by UBS, we were entitled to borrow funds from UBS up to the par value of eligible auction rate securities.  This line of credit provided us liquidity for what were then illiquid investments should business needs arise.  At June 30, 2010 we had not borrowed against this line of credit.  This line of credit was cancelled on July 2, 2010 subsequent to our June 30, 2010 exercise of our rights under the ARS Rights.

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

Net Cash from Continuing Operations—Operating Activities.  During the nine months ended June 30, 2010, our operating activities from Continuing Operations provided $8.8 million of cash.  This reflects a net loss

Tier Technologies, Inc.

of $1.8 million from Continuing Operations and $6.6 million of non-cash items.  During the nine months ended June 30, 2010, $3.2 million of cash was generated by a decrease in accounts and settlements receivable and $1.6 million was generated by an increase in accounts and settlements payable and accrued liabilities.  An increase in prepaid expenses and other assets used $0.4 million of cash.  In addition, a decrease in deferred income used $0.4 million.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from Continuing Operations for the nine months ended June 30, 2010 was $3.1 million, including $30.2 million of cash provided by maturities and sales of marketable securities, offset by $23.6 million of cash used to purchase marketable securities.  During the nine months ended June 30, 2010, the collection of a note receivable provided $0.3 million of cash.  The purchase of equipment and software to support our EPS operations used $3.8 million of cash.

Net Cash from Continuing Operations—Financing Activities.  For the nine months ended June 30, 2010 $0.7 million of cash was used for the purchase of company stock and $24,000 of cash was used for capital lease obligations.

Net Cash from Discontinued Operations—Operating Activities.  During the nine months ended June 30, 2010, our operating activities from Discontinued Operations provided $0.1 million of cash as a result of the receipt of an earn-out payment from the purchaser of our former GBPO business, pursuant to the purchase agreement, offset by the write-off a receivable expected to be uncollectible and the recognition of some residual restructuring expenses.

In Note 3—Investments of our Consolidated Financial Statements we disclosed that at June 30, 2010, our investment portfolio included $10.9 million par value of AAA-rated auction rate municipal bonds that were collateralized with student loans.  To minimize the liquidity risks associated with these investments, we entered into an Auction Rate Securities Rights offer with our investment manager.  This agreement allowed us to sell our auction rate securities to the investment manager for a price equal to the par value plus accrued but unpaid interest beginning on June 30, 2010.  We formally exercised our rights under this agreement on June 30, 2010.  The transaction was complete July 2, 2010 and the proceeds were invested in liquid short term investments.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended June 30, 2010, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, and government and non-government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percent from levels at June 30, 2010, the fair value of the portfolio would decline by about $58,000.

Tier Technologies, Inc.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our interim Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tier Technologies, Inc.

Consolidation of our technology platforms involves significant risk and may not be successful or may be delayed.  We are in the process of integrating and consolidating our technology platforms.  We currently maintain three processing platforms: one in San Ramon, California; one in Auburn, Alabama; and a third in Tulsa, Oklahoma, which we recently acquired in the ChoicePay acquisition.  Failure to timely, effectively, and efficiently consolidate our technology platforms could result in significant risks, including restricted and limited transaction volume, operational inefficiencies, inability to add new products or services, inability to achieve our goals for fiscal year 2010 (including our business development objectives), inability to expand existing products and services, significant development costs, higher labor costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.  Our business is highly dependent upon having safe and secure information technology platforms with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements for our existing platforms does not keep pace with the growth of our business, we may not be able to meet our requirements for the sustainable and economic growth of the business.  Furthermore, if we are not able to acquire or develop these platforms and systems on a timely and economical basis, our profitability may be adversely affected.  If we are unable to successfully integrate and consolidate these technology platforms it could result in a significant loss of clients and revenues and risk of liability.

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

Tier Technologies, Inc.

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

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has generated 19.8%, 27.8%, and 28.3% of our annual revenues from Electronic Payment Solutions for fiscal years 2009, 2008, and 2007, respectively.  In April 2009 we were one of three companies awarded a multi-year contract by the IRS to provide electronic payment solutions for personal and business taxes. The contract contains a base period commencing April 2, 2009 and four one-year option periods running until December 31, 2013.  To obtain this contract, we reduced our historical pricing.  We compete with the other contract award recipients to provide services to the IRS.  If the other recipients reduce their prices, or if additional companies are awarded contracts, we may have to reduce our prices further to remain competitive. If we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract, or if we are forced to reduce our prices in response to competitive pressures, our operating results and cash flows could decline significantly.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, or a number of large state, local, utility or education-related contracts, could result in significant loss of revenues and reduction in profitability.

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

Tier Technologies, Inc.

profitability and damage to our reputation and competitive position.  Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal and state laws and regulations, including some states’ money transmitter regulations and related licensing requirements, and anti-money laundering laws.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with payment transaction services is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We are registered as a money services business, have a number of state money transmitter licenses and have additional applications for licensure as a money transmitter pending.  We entered into a consent order with one state which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and two other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of internet transactions, and related payment of fees and fines.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  Certain divestitures include contractual earn-outs and revenue sharing arrangements based on the buyers’ successful operation of the businesses divested.  If the businesses are not profitable or there are revenue shortfalls, we may not receive the expected benefits from the divestitures, which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  Mediation is expected to take place in late 2010 or early 2011 to discuss the costs of project completion.  If this contract, or other divested contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability to Tier could result, causing damages, unanticipated costs, bond forfeitures and loss of revenue.

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

Demand for our services could also be adversely affected by a decline in the use of the Internet, economic factors such as a decline in availability of credit, increased unemployment, foreclosures, or consumer migration to a new or different technology or payment method.  The use of credit and debit cards and electronic checks (ACH) to make payments is subject to increasing competition and rapid technological change.  If we are not able to develop, market and deliver competitive technologies, our market share will decline and our operating results and financial condition could suffer.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, we did not repurchase any of our common stock. On January 21, 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in the open market from time to time.  On August 13, 2009, the Board increased the maximum repurchase amount to $20.0 million.  As of June 30, 2010, we had purchased 1,651,898 shares of common stock for $12.3 million under this repurchase program.  Up to $7.7 million worth of our common stock may be purchased by us under this repurchase program in the future.

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

Dated: August 9, 2010
	By:	/s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer

Tier Technologies, Inc.

EXHIBIT INDEX

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