Form 10-K/A
TIER TECHNOLOGIES INC
filed 2011-01-28
CIK 1045150

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer," and "smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes☐    No ☒

As of March 31, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $109,921,041, based on the closing sale price of the common stock on March 31, 2010, as reported on The NASDAQ Stock Market. As of January 26, 2011, there were 16,591,151 shares of common stock outstanding.

TIER TECHNOLOGIES, INC.
FORM 10-K/A
TABLE OF CONTENTS

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11 – EXECUTIVE COMPENSATION
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES
EX-31.3
EX-31.4

i

EXPLANATORY NOTE

Tier Technologies, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as originally filed with the Securities and Exchange Commission, or SEC, on November 22, 2010, for the sole purpose of including the disclosures required by Part III of Form 10-K, as set forth below, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including as exhibits to this Amendment No. 1 certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

ii

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executives

A list of our executive officers and their biographical information appears in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC on November 22, 2010, under the caption Executive Officers of the Registrant.

Directors

The names and certain biographical information of each director are set forth below.

Charles W. Berger

Age:  57—Director since:  January 2002

Recent Business Experience:  Since August 2010 Mr. Berger has served as Chairman and Chief Executive Officer of ParAccel, Inc., a provider of analytical technology services.  Mr. Berger was Chief Executive Officer of DVDPlay, Inc., a manufacturer and operator of DVD rental kiosks, from April 2006 through DVDPlay’s acquisition by NCR Corporation in December 2009, and was Chairman of the Board of DVDPlay from December 2001 through the acquisition.  From March 2003 through September 2005, Mr. Berger served as President, Chief Executive Officer, and a director of Nuance Communications, Inc., a publicly traded company that developed and marketed speech recognition software.  In September 2005, Nuance Communications merged with Scansoft, Inc.  Mr. Berger has also served as the managing director of Volatilis, LLC, a private investment and aviation services firm, since its founding in June 2001.  Mr. Berger was also a director of SonicWALL, Inc., a publicly traded manufacturer of computer network security applications, from December 2004 through SonicWall’s acquisition by an investor group led by Thoma Bravo, LLC in July 2010.  Mr. Berger also serves on the Board of Directors for the United States Naval Memorial and is a Trustee and member of the Investment Committee for Bucknell University.  We believe that Mr. Berger’s qualifications to sit on our Board of Directors include his 30 years of experience in the technology industry.  Mr. Berger also has significant experience in the banking and financial industry, and experience as a director of publicly traded technology companies.

John J. Delucca

Age:  67—Director since:  February 2007

Recent Business Experience:  Since February 2003 Mr. Delucca has served as President of Atlantic & Gulf, Limited, LLC, an investment and consulting group.  He was also Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from April 2003 until March 2004.  From 1999 until February 2002, he was Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty, Inc., a manufacturer and marketer of personal fragrances.  Mr. Delucca is a director of Endo Pharmaceuticals Holding, Inc., a publicly traded specialty healthcare solutions company focused on high value branded products and specialty generics, and The Elster Group, a publicly traded German company focused on advanced metering solutions and integrated metering utilization solutions.  He was also a director of ITC Deltacom, Inc., a publicly traded provider of integrated communication services, from 2002 through its acquisition by Earthlink, Inc. in December 2010.  We believe that Mr. Delucca’s qualifications to sit on our Board of Directors include his 38 years of executive and corporate management experience, significant public board and governance experience serving as a director for NASDAQ and NYSE listed technology, pharmaceutical, and telecommunications companies, including service as audit committee chair.

Morgan P. Guenther

Age:  57—Director since:  August 1999

Recent Business Experience:  Since June 2010 Mr. Guenther has served as President and Chief Executive Officer of Next Media Issue, LLC, a technology and content  management platform owned by leading global publishers and formed to develop, market and deliver paid premium content to consumers via tablets, smartphones, netbooks and other connected devices. From April 2009 to June 2010, Mr. Guenther served as a private consultant to technology companies.  Mr. Guenther served as Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless entertainment services company, from May 2005 through April 2009.  From February 2003 to April 2005, he served as a private consultant to technology companies.  From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a creator of digital video recording services.  From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo.  Mr. Guenther also serves as a board member for Integral Development Corp., a provider of electronic capital markets trading solutions.  Prior to joining TiVo, Mr. Guenther was a partner in the corporate and corporate finance group of Paul Hastings, an international law firm.  We believe that Mr. Guenther’s qualifications to sit on our Board of Directors include his decade of executive management experience in the technology, wireless and digital media industries, his depth of expertise in areas of governance, finance and operations, and significant experience as a director of technology companies.

Alex P. Hart

Age: 47—Director since: August 2010

Recent Business Experience: Mr. Hart has served as our Chief Executive Officer and as a member of our Board of Directors since August 2010.   From September 2009 to August 2010 Mr. Hart served as President of the Fuelman Fleet Cards business unit of Fleetcor Technologies, Inc., a provider of specialized payment products and services to commercial fleets, major oil companies and petroleum marketers.  From May 2007 to April 2008, Mr. Hart served as Executive Vice President and General Manager of Electronic Banking Services for CheckFree Corporation, a provider of financial electronic commerce products and services.  From January 2001 through October 2002 Mr. Hart served as President of Corillian Corporation, a provider of online banking and bill payment software and services, and as President and Chief Executive Officer of Corillian from October 2002 through Corillian’s acquisition by CheckFree in May 2007. We believe that Mr. Hart’s qualifications to sit on our Board of Directors include his 22 years of experience in the banking and electronic billing and payment processing services, expertise in payments strategy, and executive management experience.

Philip G. Heasley

Age:  61—Director since:  August 2008

Recent Business Experience:  Since March 2005, Mr. Heasley has served as President and Chief Executive Officer of ACI Worldwide, Inc., a publicly traded developer of electronic payment software products.  From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services.  From October 2000 to November 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank.  From 1996 until November 2003, Mr. Heasley served as Chairman of the Board of Visa and a member of the board of Visa International.  Mr. Heasley also serves on the boards of directors of ACI Worldwide, Inc., Public Radio International, a media company, and Lender Processing Services, Inc., a provider of mortgage processing services, settlement services, mortgage performance analytics and default solutions.  He was also a director of Fidelity National Financial, Inc., a publicly traded company providing property inspections, preservation services and title insurance services, from October 2005 through March 2009.  We believe that Mr. Heasley’s qualifications to sit on our Board of Directors include his 35 years of experience in the payments, financial services and technology services industries, expertise in corporate and payments strategy, extensive leadership, governance and executive management experience, and experience as a director with financial services, payments, and technology companies.

David A. Poe

Age:  62—Director since:  October 2008

Recent Business Experience:  Since March 1980, Mr. Poe has served as a consultant and director of Edgar, Dunn & Company, or EDC, an independent global financial services and payments consultancy.  From March 1998 to May 2008, Mr. Poe served as Chief Executive Officer of EDC, and is currently a senior director and member of the Board of Directors of EDC.  Mr. Poe also serves as chairman of the advisory board for the Bank of San Francisco and as an advisory council member for the University of Idaho College of Letters, Arts and Social Sciences. In addition, he has served on the board of directors of several private technology companies. We believe that Mr. Poe’s qualifications to sit on our Board of Directors include his 30 years of experience in the financial services and technology industries, including experience consulting with Fortune 1000 companies regarding payments-related issues, his expertise in payments strategy, data security, and operations, and his experience as a director of financial services and technology companies.

Ronald L. Rossetti

Age:  67—Director since:  November 1995

Recent Business Experience:  Mr. Rossetti served as our Chairman of the Board and Chief Executive Officer from May 2006 to June 2010, and has served as a director of Tier since November 1995.  Mr. Rossetti has served as President of Riverside Capital Partners, Inc., a venture capital investment firm, and as general partner in several real estate general partnerships, all commonly controlled by Riverside Capital Holdings, since 1997.  We believe that Mr. Rossetti’s qualifications to sit on our Board of Directors include his 35 years of experience in executive management, financing and corporate strategy, including acting as our Chief Executive Officer for four years.

Zachary F. Sadek

Age: 31 – Director since: March 2009

Recent Business Experience:  Mr. Sadek serves as Vice President of PCap Managers LLC, an affiliate of Parthenon Capital, LLC, a private equity fund, and since June 2004 has been employed as an investment professional by affiliates of Parthenon Capital.  From June 2002 to June 2004, Mr. Sadek was an investment banker with Dresdner Kleinwort Wasserstein, an investment banking firm.  Mr. Sadek serves as a board member for Restaurant Technologies, Inc., and Logistics Holdings, LLC.  We believe that Mr. Sadek’s qualifications to sit on our Board of Directors include his 8 years of experience in the investment and capital markets, expertise in financing, and experience as a director with two other technology services companies including service on audit and compensation committees.

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

Audit Committee Financial Expert

The Board determined that at least one member of the Audit Committee, John J. Delucca, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, promulgated by the SEC.

Audit Committee

The Company has a standing Audit Committee.

Number of Members: 3	Audit Committee Functions:
Members:
John J. Delucca (elected Chair July 2010)
Morgan P. Guenther (from July 2010)
Daniel J. Donoghue (up to April 2010)
Zachary F. Sadek
Charles W. Berger (Chair – up to July 2010)

Number of Meetings in Fiscal 2010: 9

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

Audit Committee Functions:

Oversees financial exposure risk and risk assessment guidelines, receives and reviews reports on risk from other committees, and reports to the Board of Directors on risk exposures.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file with the Securities and Exchange Commission, or the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  Officers, directors and holders of greater than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2010, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Corporate Governance Documents

In November 2003, the Board adopted a Code of Ethics for our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  Effective May 4, 2004, we also adopted a Business Code of Conduct for all employees.  On May 6, 2010, we adopted our revised Corporate Governance Guidelines. Our Code of Ethics, Business Code of Conduct, and Corporate Governance Guidelines, as well as the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, are posted on our website at: http://www.tier.com.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy, Objectives, and Design

Compensation Philosophy

Our compensation philosophy for all our employees is to create an overall compensation package that (1) provides fair and competitive cash compensation and (2) aligns the interests of our executives with the interests of our shareholders, principally through performance-based incentives and long-term incentives.  This compensation philosophy is particularly true for our executive officers, as we rely on their leadership, management skills, and experience for Tier’s continued growth and development.  The compensation discussion and analysis that follows discusses the compensation of the executive officers listed in the Summary Compensation Table below, whom we refer to as our “named executive officers.”  Our named executive officers for fiscal year 2010 consist of Alex P. Hart, our current President and Chief Executive Officer, who began employment with us on August 16, 2010; Ronald L. Rossetti, who was our Chief Executive Officer through June 23, 2010; Charles W. Berger, who served as our interim Chief Executive Officer from the departure of Mr. Rossetti through Mr. Hart’s start date; Ronald W. Johnston, our Senior Vice President and Chief Financial Officer; Keith S. Kendrick, our Senior Vice President, Strategic Marketing; Keith S. Omsberg, our Vice President, General Counsel and Corporate Secretary; and Nina K. Vellayan, who was our Executive Vice President and Chief Operating Officer through August 17, 2010.  Atul Garg joined us as Senior Vice President, Product Management, effective November 1, 2010, after the conclusion of our 2010 fiscal year.

Compensation Objectives

Our Compensation Committee establishes and reviews our overall executive compensation philosophy and objectives and oversees our executive compensation programs.  The primary goals of our compensation program are to:

●	attract, retain, and motivate talented employees;
●	support business strategies that promote sustained growth and development;

●	reward the achievement of business results through the delivery of competitive pay and performance-based incentive programs; and

●	link executives’ goals with the interests of shareholders by tying a portion of compensation to our stock.

We design our compensation strategy and packages for our executive officers to further these goals.

Performance

Our goal is to encourage and sustain high-quality performance by our executives.  To achieve this goal, we compensate our executives for their individual skills, talents, leadership qualities, and responsibilities, primarily through base salary.  To encourage our executives to meet and exceed current performance levels, enhance their skill levels, and maximize their contributions to our company, we also provide performance-based cash and long-term incentive compensation.  The combination of guaranteed cash compensation in the form of base salary and the potential for additional performance-based compensation through our incentive compensation programs allows us to reward our executives for the value they add to our company.

Alignment

To align the interests of our executives with those of our company and our shareholders, we provide performance-based cash incentive and long-term incentive compensation.  Cash incentive compensation is based in part on Tier’s achieving specific goals or targets for the fiscal year.  By linking individual incentive compensation to Tier’s goals, we align the interests of our executives with those of our shareholders.  In addition, we provide long-term incentives to our executives through stock options, restricted stock units (RSUs), and performance stock units (PSUs).  This further aligns the interests of our executives with our shareholders because both shareholders and executives benefit from Tier’s growth and the appreciation of our stock.

Retention

We operate in a competitive work environment in which executives are presented with many opportunities outside of Tier.  We have employment contracts with Messrs. Hart, Johnston, Kendrick, Omsberg, and Garg.  These contracts are intended to provide stability within our organization and allow for sustained focus and effort to grow and develop the company for continued success.

Implementing Our Objectives – our Chief Executive Officer

Alex P. Hart joined Tier as President and Chief Executive Officer in August 2010.  We focus on Mr. Hart’s compensation because of his importance to the company, because his hiring and compensation were the principal developments in the compensation of our executive officers in fiscal year 2010, and because our approach to his compensation illustrates the Board and Compensation Committee’s approach to executive compensation generally.

CEO Search and Selection

At the beginning of fiscal year 2010, Mr. Rossetti was our President and CEO.  He was employed pursuant to an employment agreement that specified a term of employment ending in April 2011.  In April 2010, in anticipation of the expiration of Mr. Rossetti’s term of employment, the Board formed a new committee, the Succession Planning Committee, consisting of Messrs. Poe (Chairman), Guenther, and Heasley.  The Board instructed that committee to take the lead on the CEO succession process, reporting to the Governance and Nominating Committee and to sessions of independent directors.  The Succession Planning Committee considered matters related to the leadership of the company, retained a nationally recognized executive search firm, and initiated a search for possible CEO candidates.

Based on the work of the Succession Planning Committee, developments in the company’s business, and the Board’s view of the company’s executive management, among other things, the Board decided to accelerate the management transition in June 2010.  Mr. Berger agreed to serve as interim CEO, until a new CEO had been selected.  Mr. Berger’s compensation is discussed below.  The Succession Planning Committee and independent directors continued to evaluate possible CEO candidates, including through in-person interviews.

In August 2010, the Succession Planning Committee and independent directors determined that Mr. Hart was the preferred candidate to become Tier’s new CEO.  Mr. Hart was selected because of his extensive experience in the electronic payments industry, his expertise with strategy for electronic payments companies, his prior experience as the chief executive officer of a public company, and the Board’s view of his personal qualities and leadership skills.

Role of the Compensation Committee and Consultants in Determining the CEO’s Compensation

The Board’s Compensation Committee determined the compensation package that would be offered to Mr. Hart.

In fulfilling its duties, the Compensation Committee was assisted by Compensia, Inc., a consulting firm that specializes in providing executive compensation advisory services.  The committee selected Compensia because of its expertise, particularly with technology companies.  Prior to the committee’s retention of Compensia, Compensia had not provided services to Tier, and Compensia and its affiliates do not provide any services to Tier, other than compensation advisory services provided to the Board and Compensation Committee.  Compensia is the Board and Compensation Committee’s independent compensation consultant.

Compensia’s advice focused principally on base salary, annual incentive compensation, and long-term incentive compensation.  At the Compensation Committee’s request, Compensia provided market data on compensation practices at companies reasonably comparable to Tier, including data about the compensation of CEOs of public companies in an industry generally comparable to ours, and data about the compensation packages for recently hired CEOs at a broader group of public technology companies, in each case with market capitalizations generally comparable to ours.  The first comparison group (both industry and market capitalization generally comparable to Tier) consisted of Asta Funding, Inc., Intersections, Inc., Online Resources Corporation, S1 Corporation, and TechTeam Global, Inc.  The second comparison group (public technology companies with newly hired CEOs and market capitalization generally comparable to Tier) consisted of CalAmp Corp., Conexant Systems, Inc., Integral Systems, Inc., Internap Network Services Corporation, iPass Inc., LaserCard Corporation, Openwave Systems Inc., Sparton Corporation, The Street.com, Inc., Trident Microsystems, Inc., and Westell Technologies, Inc.

Elements of the CEO’s Compensation

In setting Mr. Hart’s compensation, the Compensation Committee was guided by the philosophy described above.  In particular, the committee endeavored to structure a compensation package that induced Mr. Hart to leave his then-current employer and join Tier, and that also incentivized Mr. Hart to create value for Tier’s shareholders.

Mr. Hart’s compensation package consists of five main elements: base salary; cash incentive compensation; long-term incentives; perquisites and benefits; and severance and change of control provisions.  The Compensation Committee used market data (including market data provided by Compensia) to assist it in determining how to allocate compensation among these elements, but the committee did not follow a specific allocation method or formula in setting Mr. Hart’s compensation, and members of the committee drew on their own business experience and judgment, their own evaluation of Mr. Hart, and their own assessments of the company in formulating Mr. Hart’s compensation package.  Based on information provided by Compensia, the Compensation Committee believes Mr. Hart’s base salary, annual incentive compensation, and long-term incentive compensation are at approximately the 50th percentile, relative to the comparator companies described above.

Base Salary

Base salary, which provides a predictable source of income, is a material component of Mr. Hart’s compensation package.  His base salary is intended to reflect his role and responsibility within the company, as well as the skills, experience, and leadership qualities he brings to his position.  Based on these factors, as well as the market data provided by Compensia, Mr. Hart’s base salary was set at $400,000 per year.

The Compensation Committee expects to review Mr. Hart’s base salary at least annually and will evaluate adjustments based upon Tier’s performance and financial position, individual performance, market survey data, and general economic conditions, among other factors.

Cash Incentive Compensation

Our cash incentive compensation plans are designed to:
  align the management team's financial interests with those of our shareholders;
  support a performance-oriented environment that rewards Tier's overall results;
  attract, motivate, and retain key management critical to Tier's long-term success; and
  align compensation with Tier's business strategy, values, and managment initiatives.
Cash incentives are used in particular to reward performance against defined financial metrics established as part of Tier’s annual budgeting and strategic planning process, such that our executive officers and other key contributors are recognized for the achievement of specific and measurable company performance metrics on an annualized basis.  For fiscal year 2010, an officer with greater influence on our performance could have received incentive compensation equal to a higher percentage of his or her base salary if the company had achieved its objectives.

Mr. Hart is eligible for an annual discretionary performance cash bonus based on criteria established by the Board in its sole discretion and communicated to Mr. Hart.  Mr. Hart’s target cash bonus is 75% of his base salary, but may range from 0% of base salary to 125% of base salary, with the specific payout for a particular year to be determined by the Board in its sole discretion.  Under Mr. Hart’s employment agreement, Mr. Hart’s annual discretionary performance cash bonus for fiscal year 2010, if any, will be paid when other executives receive their bonuses under comparable arrangements but, in any event, between January 1 and March 15 of 2011.

Because Mr. Hart began employment with Tier late in fiscal year 2010, Mr. Hart did not participate in our formal cash incentive plan for executive officers, which we refer to as the Management Incentive Plan, or MIP.  The MIP is discussed below under the heading Cash Incentive Compensation – Management Incentive Plan.

Long-term Incentive Compensation

To further align our executives’ financial interests with those of our shareholders, we provide long-term incentives through equity-based awards granted under our Amended and Restated 2004 Stock Incentive Plan, or the 2004 Plan, and the Executive Performance Stock Unit Plan, or the PSU Plan.  From time to time, we may also grant equity awards outside of our established equity plans to new executives as an inducement material to their entering into employment with us, as permitted by Nasdaq rules.  These incentives are designed to motivate executives through equity ownership or compensation tied to stock appreciation.

Consistent with the principles described above, we awarded Mr. Hart options to purchase a total of 400,000 shares of our common stock on August 16, 2010 pursuant to his employment agreement with us.  Options to purchase 300,000 shares were awarded under the 2004 Plan, and options to purchase 100,000 shares were awarded outside of the 2004 Plan as an inducement material to his entering employment with us.  These options have an exercise price of $5.06 per share, which is equal to the closing trading price of our common stock on the date of grant.  The shares underlying the options vest as to 25% of the shares on August 16, 2011, the first anniversary of the date of grant, and as to an additional 1/48th of the shares on the same date in each succeeding month.  Options that are unvested upon a termination of Mr. Hart’s employment will be forfeited, except that Mr. Hart may be entitled to accelerated vesting of his options if he is terminated within twelve months of a change of control of Tier.  See Potential Payments Upon Termination or Change in Control for additional information.

Perquisites and Benefits

Our benefits programs include paid time off; medical, dental, and vision insurance; a 401(k) plan with a safe harbor matching contribution; group term life insurance; short term disability; long term disability; and a range of voluntary or elective benefits.  All of our full-time employees, including Mr. Hart and our other executive officers, are generally eligible to participate in these programs.  We do not have an established executive benefits program or an executive perquisite program.

Pursuant to his employment agreement with us, Mr. Hart is eligible for relocation reimbursement not to exceed $80,000 to move his residence from the Atlanta, Georgia area to our corporate headquarters in Reston, Virginia.  During and up to the first 12 months of his employment with us, we have agreed to reimburse Mr. Hart for all reasonable and documented expenses for housing, meals, and transportation (which includes airfare, ground transportation, and parking) while working at the Reston, Virginia headquarters and maintaining a residence more than 50 miles from Reston.  In addition, we are obligated to reimburse Mr. Hart up to $3,000 for his legal fees incurred in connection with the review and negotiation of his employment agreement.  We believe these limited perquisites provided to Mr. Hart were important in inducing Mr. Hart to accept employment with us.

Severance and Change of Control Benefits

Pursuant to the employment agreements we have entered into with our executives, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change of control of Tier.  We believe these benefits help us compete for executive talent and reduce the distractions that might otherwise be caused by a possible change of control.

Our employment contracts with our current executive officers – Messrs. Hart, Johnston, Kendrick, Omsberg, and Garg – all contain a “double trigger” structure for payments in connection with a change in control of Tier.  Under a “double trigger” structure, a change in control must occur, and the executive’s employment must terminate due to a termination by Tier or its successor without cause, or due to a resignation by the executive for good reason.  We believe that this “double trigger” structure maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs.

If Mr. Hart is terminated without cause or resigns for good reason within a year following a change of control, and subject to his delivery and non-revocation of a general release of claims in favor of Tier, Mr. Hart will be entitled to the following:

●	cash severance equal to two times his annual base salary and target bonus paid in equal installments over a 24 month period;

●
if Mr. Hart elects to continue receiving group medical insurance under the COBRA continuation rules, payment by us of the same share of the premium it pays for active and similarly situated employees until the earlier of 12 months after his employment ends or the date his COBRA coverage expires; and

●	vesting of any outstanding equity awards with respect to any unvested portions that would have vested on or before the first anniversary of the date of his termination or resignation.

If Mr. Hart is terminated without cause or resigns for good reason in the absence of a change of control, and subject to his delivery and non-revocation of a general release in our favor, he will be entitled to the following:

●
cash severance equal to one times his annual base salary, plus any annual discretionary bonus that has been awarded to him by the Board for the calendar year preceding the year in which his employment ends; and

●
if Mr. Hart elects to continue receiving group medical insurance under the COBRA continuation rules, payment by us of the same share of the premium it pays for active and similarly situated employees until the earlier of 12 months after his employment ends or the date his COBRA coverage expires.

We have provided more detailed information about our severance and change of control benefits, along with estimates of their value under various circumstances, under Potential Payments Upon Termination or Change of Control below.

Sign-on Bonus

Mr. Hart’s target annual bonus from his prior employer was $137,500.  In order to induce him to forego that bonus opportunity and join Tier, we agreed to pay Mr. Hart a one-time sign-on bonus of $100,000 in September 2010 in connection with the commencement of his employment with Tier.  The amount of the sign-on bonus was equal to the target bonus that Mr. Hart would have been eligible to receive from his previous employer, pro-rated based upon the portion of the year that Mr. Hart was employed at such employer before beginning work with Tier.  Mr. Hart must repay this bonus if his employment with Tier ends before August 16, 2011 due to his termination for cause by Tier or his voluntary resignation.  The Compensation Committee believes that this sign-on bonus was critical in incentivizing Mr. Hart to accept employment with us.

Clawback

Mr. Hart’s employment agreement provides that if the Compensation Committee, in its reasonable discretion, determines that Mr. Hart engaged in fraud or misconduct as a result of which or in connection with which Tier is required to restate its financial information or financial statements, the Compensation Committee may, in its discretion, impose any or all of the following:

●
immediate expiration of any then-outstanding equity compensation, whether vested or not, if granted within the first 12 months after issuance or filing of any financial statement that is being restated (we refer to the 12-month period immediately following the issuance or filing of any financial statement that is being restated as the “Recovery Measurement Period”);

●
as to any exercised portion of any stock options (to the extent, during the Recovery Measurement Period, the options are granted, vest, are exercised, or the purchased shares are sold), prompt payment to Tier of any option gain, which is defined as the spread between the closing price on the date of exercise of the option and the exercise price paid by Mr. Hart;

●	payment or transfer to Tier of any stock gain, as defined in the employment agreement, from restricted stock, restricted stock units, or other similar forms of compensation; and/or

●	repayment of any bonuses paid during the Recovery Measurement Period.

In addition to the foregoing, following an accounting restatement due to material noncompliance with any financial reporting requirements under securities laws, Mr. Hart will be required to repay any incentive-

based compensation (including any bonuses and equity compensation) paid during the three-year period preceding the date that Tier is required to prepare the accounting restatement which bonuses or equity compensation were based on the erroneous data.  For purposes of this provision, the clawback is calculated as the excess amount paid on the basis of the restated results.

The Compensation Committee believes that these clawback provisions protect Tier and its shareholders in the event of fraud, misconduct, or other material noncompliance with financial reporting requirements, and are consistent with current good governance practices.

Implementing Our Objectives – our interim Chief Executive Officer

Charles W. Berger, a member of our Board of Directors, served as our interim Chief Executive Officer from June 23, 2010 through August 16, 2010, the date Mr. Hart began employment as our new CEO.  Mr. Berger’s employment as interim CEO was intended as a temporary arrangement during our executive management transition.  Mr. Berger was compensated at a rate of $17,307.69 bi-weekly during his employment period and was reimbursed for certain travel and other expenses relating to his employment.  He was not eligible to receive any other compensation or benefits with respect to his service as interim CEO, and, for example, he did not receive any severance pay, long-term health or pension benefits, or long-term incentive compensation for serving as interim CEO.

During the period he was employed as interim CEO, Mr. Berger did not receive any cash compensation for his role as a director of Tier; however, his existing restricted stock units, options, and other stock awards continued to vest during that time.

The Compensation Committee used market data (including market data provided by Compensia on the compensation paid to directors serving as interim CEOs) to assist it in determining Mr. Berger’s compensation package, but the committee did not follow a specific allocation method or formula, and members of the committee drew on their own business experience and judgment in formulating Mr. Berger’s compensation package.

Implementing Our Objectives – our other Named Executive Officers

General

Compensation for our named executive officers other than Mr. Hart is generally structured in the same manner as Mr. Hart’s compensation and is guided by similar principles, although Mr. Hart’s compensation is set at a higher overall level, reflecting his role as the company’s principal executive officer.  As with Mr. Hart’s compensation, the compensation of our other named executive officers consists of base salary, cash incentive programs, long-term incentives, perquisites and benefits, and severance and change of control benefits, and each of these components serves a similar function as it does for Mr. Hart.  The Compensation Committee did not use market data or a compensation consultant in determining the compensation packages that would be offered to executive officers other than Messrs. Hart and Berger in fiscal year 2010.

As previously noted, the hiring and compensation of Mr. Hart were the principal developments in the compensation of our executive officers in fiscal year 2010, and much of the Compensation Committee’s efforts were focused on the executive management transition process.  With the hiring of Mr. Hart now complete, the Compensation Committee, with the assistance of Compensia, is undertaking a broader review of the compensation of our executives.  Consistent with our past practices, Mr. Hart, in his capacity as CEO, is expected to have significant input in this review and in future compensation decisions concerning executives other than himself.

Base Salary

None of our named executive officers received a salary increase in fiscal year 2010.  This reflected the Compensation Committee’s conclusion that salary increases were not appropriate given general economic conditions and the performance of the company.

The following table sets forth the base salaries of our named executive officers for fiscal 2010, 2009, and 2008, presented at an annual rate:

	Base salary rate by fiscal year
	2010	2009	2008
Alex P. Hart (1) President and Chief Executive Officer	$400,000	$—	$—
Ronald W. Johnston (2) Senior Vice President, Chief Financial Officer	272,000	272,000	275,000
Keith S. Kendrick Senior Vice President, Strategic Marketing	265,000	265,000	265,000
Keith S. Omsberg Vice President, General Counsel and Corporate Secretary	190,000	190,000	190,000
Ronald L. Rossetti Former Chief Executive Officer and Chairman of the Board	400,000	400,000	(3)
Nina K. Vellayan (4) Former Executive Vice President, Chief Operating Officer	275,000	275,000	—
Charles W. Berger Interim Chief Executive Officer	(5)	—	—

(1) Mr. Hart joined Tier in August 2010.
(2) Mr. Johnston voluntarily reduced his base salary from $275,000 to $272,000 for fiscal year 2009, effective January 2009.
(3)  Pursuant to Mr. Rossetti’s employment agreement signed April 30, 2008, Mr. Rossetti’s base salary was reduced from $600,000 to
           $400,000 per annum, a reduction of 33%, effective May 1, 2008.  Mr. Rossetti’s employment with Tier ended in June 2010.

(4) Ms. Vellayan joined Tier in October 2008. Ms. Vellayan’s employment with Tier ended in August 2010.
(5) Mr. Berger served as interim CEO from June 23, 2010 until August 16, 2010. During that time he earned $17,307.69 per bi-weekly pay period.

   Cash Incentive Compensation

              Management Incentive Plan

For fiscal year 2010, we had one formal cash incentive compensation plan, our management incentive plan, or MIP.  In fiscal year 2010, all named executive officers other than Mr. Hart and Mr. Berger were eligible to participate in the MIP.  Mr. Hart did not participate in the MIP because he began employment with Tier at the end of fiscal year 2010, and Mr. Berger was not eligible to participate in the MIP under his interim employment arrangement.

In the first quarter of fiscal year 2010, the Compensation Committee approved performance metrics under the MIP. The performance metrics consisted of a company performance metric and one or more individual performance goals for each participating individual.  The company performance metric was net income from our Continuing Operations segment before interest, tax, depreciation and amortization and stock based equity compensation, which we refer to as Adjusted EBITDA.  Our Continuing Operations segment consists of our electronic payments solutions operations and our wind-down operations, which include certain operations we intend to wind down over the next two years.  The Adjusted EBITDA targets for fiscal year 2010 and associated payouts were as follows:

Adjusted EBITDA Performance Metric
Threshold	Target	Maximum
$8,000,000	$10,000,000	$12,000,000
No payout at Threshold	100% of Target	125% of Target (1)
(1) At the maximum Adjusted EBITDA Performance metric, Mr. Rossetti was only entitled to the Target payout amounts.

These targets, including threshold, target, and maximum performance targets with associated levels of payout, were approved by the Compensation Committee based upon Tier’s strategic plan and budget process.

The individual performance goals were as follows:

●	Ronald L. Rossetti – development of complete plan for allocation of cash resources

●	Nina K. Vellayan – platform consolidation and product introduction

●	Ronald W. Johnston – accounting system consolidation, utilization of financial tracking tool, and management of capital expense budget

●	Keith S. Kendrick – product launch, client satisfaction survey, and branding

●	Keith S. Omsberg – completion of money transmitter license project and contract negotiations for new clients and vendors

These individual performance goals were approved by the Compensation Committee.  Under the plan approved by the Compensation Committee, no executive officer would receive payment for meeting his or her individual performance goals unless the company met or exceeded its threshold performance target, $8,000,000 of Adjusted EBITDA.

The following tables illustrate the percentage of bonus allocated to the company performance metric and to individual performance goals, and related potential threshold, target, and maximum payouts for fiscal 2010 under the MIP for Messrs. Rossetti, Johnston, Kendrick, and Omsberg and Ms. Vellayan.

Percentages of Payout Allocation
	Threshold		Target		Maximum
Name	Adjusted EBITDA (1)	Individual	Adjusted EBITDA	Individual	Adjusted EBITDA	Individual
Ronald L. Rossetti	—	15%	85%	15%	85%	15%
Nina K. Vellayan	—	30%	70%	30%	70%	30%
Ronald W. Johnston	—	30%	70%	30%	70%	30%
Keith S. Kendrick	—	30%	70%	30%	70%	30%
Keith S. Omsberg	—	50%	50%	50%	50%	50%
(1) If the Company achieved threshold Adjusted EBITDA, the named executive officers were only eligible to receive payout for achieving individual performance goals.

Estimated Payout Levels (1)
Name	Threshold	Target	Maximum
Ronald L. Rossetti	$45,000	$400,000	$400,000
Nina K. Vellayan	41,250	206,250	275,000
Ronald W. Johnston	40,800	163,200	204,000
Keith S. Kendrick	39,750	159,000	198,750
Keith S. Omsberg	14,250	57,000	85,500

(1) The following table provides detail on the basis of the estimated payout levels as a percentage of base salary:

	Percentage of Target
Name	Threshold	Target	Maximum
Ronald L. Rossetti	75%	100%	100%
Nina K. Vellayan	50%	75%	100%
Ronald W. Johnston	50%	60%	75%
Keith S. Kendrick	50%	60%	75%
Keith S. Omsberg	15%	30%	45%

During fiscal year 2010, Tier did not meet any of its Adjusted EBITDA goals, and therefore no executive officer received a payout under the MIP.

If performance targets for a fiscal year are not met, the Compensation Committee may still elect to pay bonus incentive compensation on a discretionary basis.  There is no limit on the Compensation Committee’s discretion; however, for fiscal year 2010, the Compensation Committee has not exercised discretion to increase the bonus compensation payable to any executive officer.  The Compensation Committee expects that it would exercise its discretion to pay bonus compensation where it determined that such a payment would increase shareholder welfare over the medium- and long-term.  In determining whether and how to exercise their discretion to pay incentive compensation, the members of the Compensation Committee are subject to the same standards of fiduciary duty, good faith, and business judgment that govern the exercise of their other responsibilities as directors of Tier.

Long-term Incentive Compensation

As noted above, Tier provides long-term incentives to our executives through stock options and restricted stock units granted under our Amended and Restated 2004 Stock Incentive Plan and performance stock units granted under the Executive Performance Stock Unit Plan.

The Compensation Committee did not award any options, restricted stock units, performance stock units, or other long-term incentive compensation to any of our named executive officers other than Mr. Hart during fiscal 2010.  The Compensation Committee made this decision due to the performance of the company, general economic conditions, and the need to reassess market data for equity compensation for these positions.  As part of its broader review of the company’s executive compensation program, the committee is assessing the use of equity incentives in the compensation of Tier’s employees.

2004 Plan

Under the 2004 Plan, the Compensation Committee has the authority to issue stock options, stock appreciation rights, restricted stock, or other stock-based awards to all employees, officers, directors, consultants, and advisors at its discretion.  We issue stock options and RSUs under the 2004 Plan as a method for providing long-term equity incentives to our executives. Since the options are granted with an exercise price equal to the fair market value of our common stock at the time of grant, and RSUs are earned based upon share value performance over a defined measurement period, executives receive a benefit only if the stock price appreciates over the term of the option or RSU.

Under the terms of the 2004 Plan, the maximum number of shares with respect to which awards may be granted to any individual under the plan is 300,000 shares per fiscal year, and the maximum number of shares with respect to which Awards (as such term is defined in the 2004 Plan) other than options and stock appreciation rights may be granted is 500,000.  Subject to provisions relating to vesting acceleration that apply under certain circumstances, options granted to executive officers other than Mr. Hart typically vest over five years, with 20% of the underlying shares vesting on the each of the first five anniversaries of the grant date, and have a maximum ten year term, and RSUs typically vest three years after they are earned.

Options and RSUs that are unvested upon an executive’s termination are generally forfeited, unless otherwise provided in an option agreement or employment agreement.  We believe this encourages executive performance, tenure, and the promotion of sustained growth with Tier.  However, our named executive officers may be entitled to accelerated vesting of their options and RSUs under certain circumstances, including a change of control.  See Potential Payments Upon Termination or Change in Control for additional information.

PSU Plan

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

Any PSUs awarded will vest on December 4, 2011, the third anniversary of the effective date, unless they vest earlier upon a change of control event, as defined in the PSU plan.

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

Under the PSU Plan’s change of control provision, if we experience a change of control event, the units that have been awarded or would be awarded based upon the per share value realized by our shareholders in the change of control event will be immediately awarded, and the payment due to the executive will be based on such per share value realized by our shareholders in the change of control event, not to exceed $15.00 per share.  If the executive continues to be employed by the surviving entity following the change of control event, the award will vest and be paid at the earlier of two years after the change of control event or three years after the effective date of the PSU Plan.  Payment of the award may be accelerated following a change of control event for a termination without cause, death or disability, or resignation for good reason that occurs within 24 months of the change of control event.

Former Executive Officers

During fiscal year 2010, Mr. Rossetti and Ms. Vellayan ceased to be employees of Tier.  Mr. Rossetti serves on our Board of Directors and currently holds options to purchase shares of common stock, which options are fully vested and will remain exercisable according to their respective terms.  RSUs may be issued to Mr. Rossetti under his Enterprise Value Award Plan, or EVA Plan, on or before March 26, 2011 if some or all of the performance targets set forth in the EVA Plan are achieved or a change in control of Tier occurs prior to that date in which the performance targets are met, but if the performance targets in the EVA Plan have not been achieved, directly or through a change in control of Tier, by March 26, 2011, then Mr. Rossetti’s rights to receive RSUs under that plan will expire.  Pursuant to Ms. Vellayan’s separation agreement with us, 40,000 options scheduled to vest on December 4, 2010 were accelerated and vested on her separation date of August 17, 2010.  Ms. Vellayan exercised these options in full prior to their expiration on November 17, 2010.

Perquisites and Benefits

As noted above, we do not have an established executive benefits program or an executive perquisite program.  However, we provide commuting and relocation benefits to executive officers who do not reside near our headquarters when they join us.  We believe these perquisites benefit us and our shareholders by inducing individuals who do not live near Reston, Virginia to join Tier, and by ensuring that these executive officers are able to maintain a regular presence at our headquarters to meet their duties and responsibilities in full.

As noted above, Mr. Garg joined us effective with the beginning of our fiscal year 2011.  At the time he joined us, Mr. Garg resided in the Oak Brook, Illinois area.  He received a relocation package modeled on Mr. Hart’s relocation package:  Mr. Garg is eligible for relocation reimbursement not to exceed $50,000 to move his residence from Oak Brook to Reston, and during and up to the first 12 months of his employment with us, we have agreed to reimburse him for all reasonable and documented expenses for housing, meals, and transportation while working at our Reston headquarters and maintaining a residence more than 50 miles from Reston.

Pursuant to his June 30, 2008 employment agreement, we provide Mr. Kendrick with a fully-furnished corporate apartment located near our corporate headquarters in Reston, Virginia.  We also provide Mr. Kendrick with local transportation for travel while he is located in Reston.  In addition, we reimburse Mr. Kendrick for travel to and from his current residence to our corporate headquarters.  Travel reimbursement includes airfare, ground transportation, parking, and meals.  Mr. Kendrick is provided home office equipment and a cellular phone to assist him in executing his responsibilities while he is absent from our headquarters.  In addition, under Mr. Kendrick’s June 30, 2008 employment agreement, if Mr. Kendrick recognizes income for income tax purposes as a result of our payment of certain expenses, we are obligated to make a tax gross-up payment to Mr. Kendrick based upon the additional tax liability.  Tier’s Compensation Committee has expressed the intent not to include a tax gross-up provision in any new employment contract, and we did not include a tax gross-up provision in our agreements with Messrs. Hart, Berger, or Garg.

We provided similar perquisites to Ronald L. Rossetti, our former CEO, as required by his April 30, 2008 employment agreement, while he was serving as CEO.  We provided Mr. Rossetti with a fully-furnished corporate apartment located near our corporate headquarters in Reston, and with local transportation for travel while he was located in Reston.  In addition, we reimbursed Mr. Rossetti for travel to and from his current residence to our corporate headquarters.  Travel reimbursement included airfare, ground transportation, parking, and meals.  Mr. Rossetti was also provided home office equipment and a cellular phone to assist him in executing his responsibilities while he was absent from our headquarters.  In addition, we made a tax gross-up payment to Mr. Rossetti for the income Mr. Rossetti recognized for income tax purposes as a result of our payment of certain expenses.  As noted above, Tier’s Compensation Committee has expressed the intent not to include a tax gross-up provision in any new employment contract.

Severance and Change of Control Benefits

Messrs. Johnston, Kendrick, and Omsberg have severance and change of control arrangements through their employment agreements.  These arrangements, which are described in detail under Potential Payments Upon Termination or Change in Control, are generally structured similarly to Mr. Hart’s, with appropriate adjustments based upon their relative positions and responsibilities within Tier.  As with Mr. Hart, their change of control provisions are “double trigger” – for a change of control provision to be triggered, the change of control event must occur and the executive’s employment must terminate.

The severance and change of control benefits in our employment agreement with Nina Vellayan, who left Tier on August 17, 2010, were also structured similarly to Mr. Hart’s. Consistent with her employment agreement, the severance agreement we entered into with Ms. Vellayan upon her departure provided that she was entitled to a lump-sum payment equal to one times her base salary and to payment by Tier of medical insurance premiums for her and her covered beneficiaries for 12 months, subject to certain limitations.  In addition, following negotiations with Ms. Vellayan, we also agreed to pay her the base salary that would have been due to her between August 17, 2010 and October 1, 2010 in a lump sump payment, accelerate the vesting of 40,000 shares subject to stock options held by her that would otherwise have been unvested as of her separation date, and pay her a pro-rata portion of her bonus if a bonus were paid to Tier’s senior executives for the achievement of performance targets and performance metrics for fiscal year 2010, in each case subject to certain limitations.  We also released Ms. Vellayan from her one year noncompetition obligation to us.

Pursuant to the employment agreement dated as of April 30, 2008 between Tier and Mr. Rossetti, Mr. Rossetti was entitled to the payments specified in the employment agreement upon the execution of a separation agreement and release.  In December 2010, Mr. Rossetti executed a separation agreement and release in substantially the form provided for by the employment agreement, and the amount that Tier paid Mr. Rossetti pursuant to the separation agreement was determined substantially in the manner required by the employment agreement.

We have provided more detailed information about our severance and change of control benefits, including the payouts to Mr. Rossetti and Ms. Vellayan in connection with their departure, under Potential Payments Upon Termination or Change of Control below.

Equity Ownership Guidelines

Members of Tier’s Board of Directors are required to hold shares of Tier common stock with a value equal to three times the amount of the annual retainer paid to directors, calculated using the annual retainer in effect as of the later of March 31, 2009 and the date the director is elected to the Board.  Directors are required to achieve the guideline within three years of joining the Board, or, in the case of directors serving at March 31, 2009, within three years of that date. These guidelines may be waived, at the discretion of Tier’s Governance and Nominating Committee, if compliance would create severe hardship or prevent a director from complying with a court order.  Please see Director Compensation for additional information concerning director retainers.

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

Accounting for Share-Based Compensation

We value share-based compensation based on the grant date fair value using the Black-Scholes model for options and the Monte Carlo simulation option pricing model for RSUs and PSUs.  We recognize compensation expense over the vesting period of the option, RSU or PSU grants, which ranges from three to five years.  Additional information about the valuation of our options and RSUs can be found in Note 13—Share-Based Payment of our Annual Report on Form 10-K for fiscal year ended September 30, 2010.

EXECUTIVE COMPENSATION

This section provides certain tabular and narrative information regarding the compensation of our named executive officers, which for fiscal year 2010 consist of Alex P. Hart, who joined Tier as our President and Chief Executive Officer in August 2010; Ronald W. Johnston, our Senior Vice President and Chief Financial Officer; Keith S. Kendrick, our Senior Vice President, Strategic Marketing; Keith S. Omsberg, our Vice President and General Counsel; Ronald L. Rossetti, who was our Chief Executive Officer through June 2010; Nina K. Vellayan, who was our Executive Vice President and Chief Operating Officer through August 2010; and Charles W. Berger, who served as our interim Chief Executive Officer from June 2010 until August 2010.  For additional information regarding compensation of the named executive officers, see Compensation Discussion and Analysis beginning on page 6.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation of our named executive officers during the fiscal years ended September 30, 2010, 2009 and 2008.  References to “years” in the tables in this section are to our fiscal years ended September 30, 2010, September 30, 2009 and September 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Alex P. Hart (5) President, Chief Executive Officer
	2010	$38,462	$100,000	$—	$830,560	$—	$6,319	$975,341

Ronald W. Johnston (6) Senior Vice President, Chief Financial Officer	2010	272,000	—	—	—	—	7,036	279,036
	2009	272,692	—	177,750	133,568	165,000	8,180	757,190
	2008	172,158	68,750	—	701,840	—	4,943	947,691

Keith S. Kendrick Senior Vice President, Strategic Marketing	2010	265,000	—	—	—	—	166,754	431,754
	2009	265,000	132,500	118,500	98,100	59,625	95,405	769,130
	2008	68,288	—	—	357,430	—	42,953	468,671

Keith S. Omsberg Vice President, General Counsel and Secretary	2010	190,000	—	—	—	—	5,700	195,700
	2009	190,000	—	59,250	26,714	28,500	4,385	308,849
	2008	188,000	92,500	—	204,766	—	5,585	490,851

Ronald L. Rossetti (7) Former Chief Executive Officer	2010	304,615	—	—	—	—	1,392,835	1,697,450
	2009	400,000	—	345,000	—	400,000	228,061	1,373,061
	2008	589,231	390,513	1,949,500	—	—	278,363	3,207,607

Nina K. Vellayan (8) Former Executive Vice President, Chief Operating Officer	2010	248,558	—	—	—	—	335,883	584,441
	2009	267,596	75,000	213,300	356,180	206,250	8,028	1,126,354

Charles W. Berger (9) Interim Chief Executive Officer	2010	65,769	—	72,900	—	—	39,750	178,419

(1) Reflects the following bonus payouts for fiscal years 2010, 2009 and 2008:

Name	Year	Employment Agreement	Discretionary	Total Bonus Payout
Alex P. Hart	2010	$100,000	$—	$100,000

Ronald W. Johnston	2008	68,750	—	68,750

Keith S. Kendrick	2009	132,500	—	132,500

Keith S. Omsberg	2008	—	92,500	92,500

Ronald L. Rossetti	2008	166,667	223,846	390,513

Nina K. Vellayan	2009	75,000	—	75,000

See Compensation Discussion and Analysis for additional information on bonus payments.

(2)
The amounts included in these columns reflect the aggregate grant date fair value of restricted stock units, performance stock units and option awards granted to the named executive officers during each year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.   Assumptions used in the calculation of these amounts are included in our Share-based Payment footnote to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2010.

These amounts represent the expected compensation cost to be recognized over the service period determined as of the grant date.  These amounts reflect our calculation of the value of these awards on the date of grant and do not necessarily correspond to the actual value that may ultimately be realized by the officer.  See the “Grants of Plan-Based Awards During Fiscal 2010” table for information regarding restricted stock units, performance stock units and options awards to the named executive officers during fiscal 2010.

(3)	Reflects cash payouts for fiscal year 2009 under the Executive Incentive Plan.

Name	Year	Incentive Plan	Total Non-Equity Incentive Payout
Ronald W. Johnston	2009	EIP	$165,000

Keith S. Kendrick	2009	EIP	59,625

Keith S. Omsberg	2009	EIP	28,500

Ronald L. Rossetti	2009	EIP	400,000

Nina K. Vellayan	2009	EIP	206,250

See page Compensation Discussion and Analysis for additional information on the Executive Incentive Plan.  The company performance threshold under the 2010 MIP was not met.  As a result, there was no payout to executives under the 2010 MIP.

(4)	Consists of:

●	the aggregate incremental cost to Tier of providing perquisites and other personal benefits;
●	company matching contributions under 401(k) plans;
●	tax reimbursement payments relating to income tax liability incurred by the applicable executive as a result of the Company’s payment for the perquisites described below;
●	severance related payments; and
●	board fees.

The following table summarizes the amounts shown in the “All Other Compensation” column:

Name	Year	Perquisites (a)	401(k)	Tax reimbursement	Severance(b)	Board fees(c)	Total all other compensation
Alex P. Hart	2010	$5,396	$923	$—	$—	$—	$6,319

Ronald W. Johnston	2010	—	7,036	—	—	—	7,036
	2009	—	8,180	—	—	—	8,180
	2008	—	4,943	—	—	—	4,943

Keith S. Kendrick	2010	102,834	7,044	56,876	—	—	166,754
	2009	87,455	7,950	—	—	—	95,405
	2008	35,986	1,835	5,132	—	—	42,953

Keith S. Omsberg	2010	—	5,700	—	—	—	5,700
	2009	—	4,385	—	—	—	4,385
	2008	—	5,585	—	—	—	5,585

Ronald L. Rossetti	2010	74,660	5,908	36,035	1,267,792	8,440	1,392,835
	2009	116,802	7,350	103,909	—	—	228,061
	2008	183,338	6,900	88,125	—	—	278,363

Nina K. Vellayan	2010	—	6,239	—	329,644	—	335,883
	2009	—	8,028	—	—	—	8,028

Charles W. Berger	2010	—	—	—	—	39,750	39,750

(a)	See Perquisites and Benefits in Compensation Discussion and Analysis for a discussion of perquisites provided to executives. Perquisites include:

*	expenses for corporate apartments located near our corporate headquarters in Reston, Virginia, including utilities;
*
expenses for local transportation while the executive is located in Reston and air and ground transportation, meals and lodging for travel by the executive to and from his home to our corporate headquarters in Reston; and

*	legal consultation fees relating to negotiation and review of the executive’s employment agreement.

The following table summarizes the amounts shown in the “Perquisites” column:

Name	Year	Corporate apartment*	Travel*	Legal consultation*†	Total
Alex P. Hart	2010	$—	$5,396	$—	$5,396

Keith S. Kendrick	2010	31,125	71,709	—	102,834
	2009	28,221	59,234	—	87,455
	2008	8,310	19,371	8,305	35,986

Ronald L. Rossetti	2010	38,814	35,846	—	74,660
	2009	52,459	64,343	—	116,802
	2008	39,096	113,431	30,811	183,338
  *      Amounts reflect aggregate incremental cost to the Company, which is equal to the Company’s out-of-pocket costs for these perquisites.
  †     We are obligated to reimburse Mr. Hart for up to $3,000 for his legal fees incurred in connection with the review and negotiation of his employment agreement.

(b)
The amount in the Severance column consists of severance payments paid pursuant to our separation agreements with Mr. Rossetti and Ms. Vellayan.  Of the $329,644 reported for Ms. Vellayan, $275,000 represents amounts earned in fiscal year 2010 which are due to Ms. Vellayan in February 2011.

(c)
The amount included in the Director’s fees column consists of director’s fees earned by Mr. Rossetti and Mr. Berger for service on board.  Mr. Rossetti and Mr. Berger did not earn any director’s fees for serving on our board while also serving as our chief executive officer.

(5)	Mr. Hart joined the Company August 16, 2010.

(6)	Mr. Johnston served as interim Chief Financial Officer from April 2008 to June 2008.

(7)	Mr. Rossetti’s employment with us terminated June 26, 2010.

(8)	Ms. Vellayan’s employment with us terminated August 17, 2010.

(9)
Mr. Berger served as interim chief executive officer from June 23, 2010 until August 16, 2010.  Pursuant to Mr. Berger’s employment letter dated July 15, 2010, Mr. Berger received a salary of $17,307.69 per bi-weekly period but was not eligible for other compensation, benefits, vacation accruals or gross-ups with respect to his position as interim chief executive officer.

FISCAL 2010 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding grants of plan-based awards made to the named executive officers during the fiscal year ended September 30, 2010:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)

Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
Alex P. Hart	8/16/10	$—	$—	$—	—		400,000	$5.06	$830,560

Ronald W. Johnston		40,800	163,200	204,000	—		—	—	—

Keith S. Kendrick		39,750	159,000	198,750	—		—	—	—

Keith S. Omsberg		14,250	57,000	85,500	—		—	—	—

Ronald L. Rossetti		45,000	400,000	400,000	—		—	—	—

Nina K. Vellayan		41,250	206,250	275,000	—		—	—	—

Chuck W. Berger		—	—	—	9,000	(6)	—	—	72,900

(1)
Figures shown represent estimated possible payouts under our 2010 MIP.  For additional information concerning performance metrics and payouts under our 2010 MIP, see Compensation Discussion and Analysis.  We did not meet the corporate performance threshold goal for Adjusted EBITDA for fiscal year 2010, and accordingly no payouts were made under our 2010 MIP.

(2)
The threshold amount represents the amounts that would have been payable to the executive if we met our corporate performance threshold goal of Adjusted EBITDA of $8,000,000 and individual performance goals were met.

(3)
The target amount represents the amounts that would have been payable to the executive if we met our corporate performance target goal of Adjusted EBITDA of $10,000,000 and individual performance goals were met.

(4)
The maximum amount represents the amounts that would have been payable to the executive if we met our corporate performance target goal of Adjusted EBITDA of $12,000,000 and individual performance goals were met.

(5)
Represents the aggregate fair market value on date of grant, in accordance with U.S. GAAP.  The value shown for Mr. Berger’s award represents 9,000 units multiplied by the closing price of Tier’s common stock on May 11, 2010 of $8.10.  The actual amount paid on this award will depend on the closing price of Tier's common stock on May 11, 2011.

(6)
Represents restricted stock units awarded to Mr. Berger upon election to our Board of Directors at our 2010 annual meeting.  Mr. Berger was awarded 9,000 units on May 11, 2010, which vest on May 11, 2011.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

The following table sets forth for each named executive officer certain information about stock options and unvested and unearned equity incentive plan awards held at the end of the fiscal year ended September 30, 2010:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (a)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (e)

Alex P. Hart	—		400,000	(1)	$5.06	8/16/20

	—		400,000

Ronald W. Johnston	133,333		66,667	(2)	8.01	7/01/18
	15,000		60,000	(3)	4.25	12/04/18
									37,500	(c)	$207,750
	148,333		126,667						37,500

Keith S. Kendrick	40,000		60,000	(4)	7.80	7/01/18
	10,000		40,000	(5)	4.73	12/30/18
									25,000	(c)	138,500
	50,000		100,000						25,000

Keith S. Omsberg	2,500		—		16.04	7/04/12
	3,000		—		7.81	11/30/13
	3,000		—		8.60	10/31/14
	8,000		2,000	(6)	7.05	9/12/16
	12,000		18,000	(7)	10.20	10/01/17
	8,000		12,000	(8)	9.25	12/10/17
	3,000		12,000	(9)	4.25	12/04/18
									12,500	(c)	69,250
	39,500		44,000						12,500

Ronald L. Rossetti	10,000		—		19.56	1/22/12
	10,000		—		13.75	1/30/13
	15,000		—		8.62	1/27/17
	5,000		—		9.77	10/07/14
	20,000		—		8.30	6/29/15
	300,000		—		5.50	7/25/16
									150,000	(d)	831,000
	360,000		—						150,000

Nina K. Vellayan	60,911	(b)	—		4.25	12/04/18
	60,911		—

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (e)

Charles W. Berger	10,000	—	19.56	1/23/12
	10,000	—	13.75	1/31/13
	15,000	—	8.62	1/28/14
	5,000	—	9.77	10/08/14
	20,000	—	8.30	6/30/15
	40,000	—	5.95	8/24/16
	20,000	—	7.90	2/28/17
	20,000	—	7.81	2/28/18
					9,000	$49,860
					9,000	49,860
	140,000	—			18,000	$99,720

(a)	Vesting schedules of the unexercisable option awards are set forth below. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

Name	Footnote reference	Vesting date	Number vesting
Alex P. Hart	(1)	8/16/11	100,000
		8,333 shares per month from 9/16/11 through 8/16/14	300,000

Ronald W. Johnston	(2)	7/01/11	66,667

	(3)	12/04/10	15,000
		12/04/11	15,000
		12/04/12	15,000
		12/04/13	15,000

Keith S. Kendrick	(4)	6/30/11	20,000
		6/30/12	20,000
		6/30/13	20,000

	(5)	12/30/10	10,000
		12/30/11	10,000
		12/30/12	10,000
		12/30/13	10,000

Keith S. Omsberg	(6)	9/13/11	2,000

	(7)	10/01/10	6,000
		10/01/11	6,000
		10/01/12	6,000

	(8)	12/10/10	4,000
		12/10/11	4,000
		12/10/12	4,000

Name	Footnote reference	Vesting date	Number vesting
Keith S. Omsberg	(9)	12/04/10	3,000
		12/04/11	3,000
		12/04/12	3,000
		12/04/13	3,000

(b)
Options awarded under the 2004 Plan are exercisable as to vested shares up to 90 days from termination.  This number represents the number of vested options Ms. Vellayan was entitled to exercise as of September 30, 2010.  The 90 day exercise window ended on November 17, 2010.  Ms. Vellayan exercised all of these options prior to that date.

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

	Number of Units at Share Price Performance Target
	$8.00	$9.50	$11.00	$13.00	Total units that could be awarded
Ronald W. Johnston	37,500	37,500	37,500	37,500	150,000
Keith S. Kendrick	25,000	25,000	25,000	25,000	100,000
Keith S. Omsberg	12,500	12,500	12,500	12,500	50,000
Total					300,000

(d)
The table above shows the number of RSUs that would be earned by Mr. Rossetti upon achievement and maintenance of the threshold Share Price Performance Target, or $8.00 per share, for the required 60 day period.  Mr. Rossetti has been granted a total of 700,000 RSUs (including the 150,000 RSUs show in the table above) under his EVA Plan.  These RSUs are earned when the Share Price Performance Targets shown below are met and maintained for 60 consecutive days, and RSUs that are earned vest on April 30, 2011. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.  However, our severance agreement with Mr. Rossetti provides that if these Share Price Performance Targets have not been achieved, directly or through a change of control of Tier by March 26, 2011, then Mr. Rossetti’s rights to receive RSUs under the plan will expire.

Share Price Performance Target	Number of RSUs
$8.00	150,000
11.00	180,000
13.00	185,000
15.00	185,000
700,000

(e)
Represents the market value of RSUs or PSUs, as applicable, issuable to the applicable executive upon achievement and maintenance of the $8.00 threshold Share Price Performance Target for the required 60 day period, subject to the vesting requirements noted in footnotes (c) and (d) above.  The market value was determined by multiplying $5.54 (the closing price of Tier’s stock at September 30, 2010) by the number of RSUs or PSUs, as applicable.

FISCAL 2010 OPTION EXERCISES AND STOCK VESTED

The following table sets forth for each named executive officer certain information about stock options that were exercised during the fiscal year ended September 30, 2010:

Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Alex P. Hart	—	$—

Ronald W. Johnston	—	—

Keith S. Kendrick	—	—

Keith S. Omsberg	—	—

Ronald L. Rossetti	—	—

Nina K. Vellayan	10,057	11,867	(1)
	9,032	11,832	(2)

Charles W. Berger	—	—

(1)
Amount realized on exercise was determined by multiplying $5.43 (the closing price of Tier’s stock at September 20, 2010, the date of exercise) by the number of shares exercised and subtracting the aggregate exercise price paid for such shares.

(2)
Amount realized on exercise was determined by multiplying $5.56 (the closing price of Tier’s stock at September 30, 2010, the date of exercise) by the number of shares exercised and subtracting the aggregate exercise price paid for such shares.

Potential Payments Upon Termination or Change of Control

This section provides information regarding payments and benefits to the named executive officers, other than Mr. Berger, that would be triggered by termination of the officer’s employment (including voluntary termination, involuntary termination, resignation for good reason and termination due to death or disability) or a change of control of Tier.  Mr. Berger was not entitled to any severance or change of control benefits with respect to his service as our interim CEO.

Some key terms in our employment agreements with our named executive officers are “cause” and “good reason”.  Summaries of these definitions, which are qualified by reference to the full definitions and related provisions in the employment agreements, are as follows:

Cause (for all named executive officers except Mr. Berger and Mr. Hart) shall mean a finding by Tier of:

●	a conviction of the named executive officer of, or a plea of guilty or nolo contendere by the named executive officer to, any felony;

●	an intentional violation by the named executive officer of federal or state securities laws;

●	willful misconduct or gross negligence by the named executive officer that has or is reasonably likely to have a material adverse effect on Tier;

●	a failure of the named executive officer to perform his or her reasonably assigned duties for Tier that has or is reasonably likely to have a material adverse effect on Tier;

●
a material violation by the named executive officer of any material provision of our Business Code of Conduct or, in the case of Mr. Johnston, our Code of Ethics for Chief Executive, Chief Financial and Chief Accounting Officers (or successor policies on similar topics) or any other applicable policies in place;

●	a violation by the named executive officer of any provision of his or her Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement with us; or

●	fraud, embezzlement, theft or dishonesty by the named executive officer against Tier.

Under Mr. Hart’s employment agreement, cause is defined as the employee’s:

●	fraud;

●	material misrepresentation;

●	theft or embezzlement of assets of Tier;

●	conviction, or pleas of guilty or nolo contendere to any felony (or felony charge reduced to a misdemeanor), or, with respect to Mr. Hart’s employment, any misdemeanor;

●	material failure to follow Tier’s policies;

●	material breach of the agreement; and/or

●	continued failure to attempt in good faith to perform duties as reasonably assigned by the Board.

In the case of named executive officers other than Mr. Hart, good reason shall mean, without the named executive officer’s prior written consent, the occurrence of any of the following:

●	any reduction in the named executive officer’s base salary, and in the case of Mr. Kendrick a reduction in the minimum bonus opportunity below 50% of base salary;

●
in the case of Mr. Kendrick, any material reduction in position and reporting status (defined as reporting directly to the Chief Executive Officer of Tier or an equivalent position), or any material diminution in the nature and scope of duties, responsibilities, powers or authorities consistent with those immediately following commencement of employment by Mr. Kendrick, as applicable, with Tier, or the assignment of duties and responsibilities materially inconsistent with Mr. Kendrick’s position of Senior Vice President, Strategic Marketing;

●	in the case of Mr. Johnston and Mr. Omsberg, any material diminution of the named executive officer’s duties, responsibilities, powers, or authorities;

●
in the case of Mr. Kendrick, any requirement imposed upon Mr. Kendrick to relocate his principal residence to any other location than Reston, Virginia or Atlanta, Georgia or a similar metropolitan area;

●
in the case of Mr. Omsberg, any relocation of his principal place of employment by more than 50 miles or a requirement that Mr. Omsberg relocate his principal place of residence by more than 50 miles; or

●	a material breach by Tier of any material provision of the employment agreement.

In the case of Mr. Hart, good reason shall mean, without Mr. Hart’s prior written consent, a material diminution in his authority, duties or responsibilities (subject to certain exceptions), a breach by Tier of any material provision of his employment agreement, or Tier’s requiring him to perform his principal services primarily in a geographic area more than 50 miles from its Reston, Virginia headquarters.

Under our corporate policy, all employees, including our named executive officers, are entitled to payments for base salary and payout of any accrued personal time off, or PTO, accrued through the termination date, but not yet paid.

Potential Payments Due under our Employment Agreement with our Chief Executive Officer

On August 10, 2010, we entered into an employment agreement with our Chief Executive Officer, Alex P. Hart. Pursuant to the terms of this agreement, Mr. Hart is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of Tier, payable in equal installments in accordance with Tier’s standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Hart, that Mr. Hart delivers a general release of claims which must become irrevocable within 60 days of the date of the event. The following table describes the maximum potential payments that would have been due to Mr. Hart as of September 30, 2010, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(1)	Involuntary not for cause termination(2)	Voluntary termination with good reason(2)	Change of control(3)
Salary	$13,846	$13,846	$13,846	$413,846	$413,846	$813,846
Bonus	—	—	—	—	—	600,000
Health benefits	—	—	—	12,000	12,000	12,000
Perquisites	—	—	—	—	—	—
Accrued PTO	3,548	3,548	3,548	3,548	3,548	3,548
Total company obligation	17,394	17,394	17,394	429,394	429,394	1,429,394
Stock options (4)	—	—	—	—	—	48,000
Total benefit to employee	$17,394	$17,394	$17,394	$429,394	$429,394	$1,477,394

(1)
Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2010, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2010.

(2)
Amounts reflect maximum salary earned but not paid prior to September 30, 2010, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(3)
Amounts reflect maximum salary earned but not yet paid through September 30, 2010, accrued prior year bonus not paid prior to date of termination, two times the annual base salary and target bonus, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2010.  In addition, Mr. Hart is entitled to immediate vesting of any options that would have vested on or before the first anniversary of the date of employment termination.

(4)	The amount represents the value of options that would vest through September 30, 2011 at a closing price of $5.54 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Chief Financial Officer

On July 1, 2008, we entered into an employment agreement with our Chief Financial Officer, Ronald W. Johnston.  Pursuant to the terms of this agreement, as amended, Mr. Johnston is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Johnston, Mr. Johnston signs a separation agreement and release.  The following table describes the maximum potential payments that would have been due to Mr. Johnston as of September 30, 2010, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Involuntary not for cause termination(2)	Voluntary termination with good reason (2)	Death or disability(2)	Change of control(3)
Salary	$9,415	$9,415	$281,415	$281,415	$281,415	$553,415
Bonus	—	—	—	—	—	233,750
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	31,194	31,194	31,194	31,194	31,194	31,194
Total company obligation	40,609	40,609	324,609	324,609	324,609	836,359
Stock options (5)	19,350	19,350	19,350	19,350	19,350	58,050
Total benefit to employee	$59,959	$59,959	$343,959	$343,959	$343,959	$894,409

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2010, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2010.

(2)
Amounts reflect maximum salary earned but not paid prior to September 30, 2010, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(3)
Amounts shown are payable in the event of a termination of Mr. Johnston’s employment by Tier without cause, or a resignation by Mr. Johnston for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2010, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Mr. Johnston (or for the most recent year, accrued for Mr. Johnston) for the previous three years (or such shorter period during which  Mr. Johnston was employed), immediate vesting of any stock options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(4)
As of September 30, 2010, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above.  In the event Mr. Johnston’s employment terminates within 24 months of a change of control, due to his death, disability, termination by Tier without cause, or resignation by Mr. Johnston for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2010 at a closing price of $5.54 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Senior Vice President, Strategic Marketing

On June 30, 2008, we entered into an employment agreement with our Senior Vice President, Strategic Marketing, Keith S. Kendrick.  Pursuant to the terms of this agreement, Mr. Kendrick is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Kendrick, Mr. Kendrick signs a separation agreement and release.  The following table describes the maximum potential payments that would have been due to Mr. Kendrick as of September 30, 2010, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Death or disability (2)	Change of control (3)

Salary	$9,173	$9,173	$274,173	$274,173	$274,173	$539,173
Bonus	—	—	—	—	—	192,125
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	13,128	13,128	13,128	13,128	13,128	13,128
Total company obligation	22,301	22,301	299,301	299,301	299,301	762,426
Stock options (5)	8,100	8,100	8,100	8,100	8,100	24,300
Total benefit to employee	$30,401	$30,401	$307,401	$307,401	$307,401	$786,726

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2010, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2010.

(2)
Amounts reflect maximum salary earned but not paid prior to September 30, 2010, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(3)
Amounts shown are payable in the event of a termination of Mr. Kendrick’s employment by Tier without cause, or a resignation by Mr. Kendrick for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2010, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Mr. Kendrick (or for the most recent year, accrued for Mr. Kendrick) for the previous three years (or such shorter period during which Mr. Kendrick was employed), immediate vesting of any stock options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(4)
As of September 30, 2010, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above.  In the event Mr. Kendrick’s employment terminates within 24 months of a change of control due to his death, disability, termination by Tier without cause, or resignation by Mr. Kendrick for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2010 at a closing price of $5.54 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Vice President, General Counsel and Corporate Secretary

On May 6, 2009, we entered into an employment agreement with our Vice President, General Counsel and Corporate Secretary, Keith S. Omsberg. Pursuant to the terms of this agreement, as amended, Mr. Omsberg is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Omsberg, Mr. Omsberg signs a separation agreement and release.  The following table describes the maximum potential payments that would have been due to Mr. Omsberg as of September 30, 2010, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Death or disability (2)	Change of control (3)

Salary	$6,577	$6,577	$196,577	$196,577	$196,577	$386,577
Bonus	—	—	—	—	—	121,000
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	12,000	12,000	12,000	18,000
Perquisites	—	—	—	—	—	—
Accrued PTO	18,182	18,182	18,182	18,182	18,182	18,182
Total company obligation	24,759	24,759	226,759	226,759	226,759	543,759
Stock options (5)	3,870	3,870	3,870	3,870	3,870	11,610
Total employee benefit	$28,629	$28,629	$230,629	$230,629	$230,629	$555,369

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2010, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2010.

(2)
Amounts reflect maximum salary earned but not paid prior to September 30, 2010, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(3)
Amounts shown are payable in the event of a termination of Mr. Omsberg’s employment by Tier without cause, or a resignation by Mr. Omsberg for good reason, within one year after a change of control, and reflect maximum salary earned but not paid prior to date of termination, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average bonus paid over the preceding three years, immediate vesting of options that would have vested within eighteen months of the termination of Mr. Omsberg’s employment, full vesting of all performance stock units awarded in accordance with the PSU Plan (if any), eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2010.

(4)
As of September 30, 2010, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above.  In the event Mr. Omsberg’s employment terminates within 24 months of a change of control due to his death, disability, termination by Tier without cause, or resignation by Mr. Omsberg for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2010 at a closing price of $5.54 less the cost to the employee to exercise the options at their exercise price.

Former Executive Officers

In August 2010, Tier and Ms. Vellayan entered into a severance agreement and release of claims in connection with Ms. Vellayan’s departure from the company.  Consistent with her employment agreement, the severance agreement provided that she was entitled to a lump-sum payment equal to $275,000 (one times her base salary) and to payment by Tier of medical insurance premiums for her and her covered beneficiaries for 12 months (Ms. Vellayan did not participate in Tier’s benefits programs, as such she was not eligible for COBRA), subject to certain limitations.  In addition, following negotiations with Ms. Vellayan, we also agreed to pay her the base salary that would have been due to her between August 17, 2010 and October 1, 2010 in a lump sum payment in the amount of $37,019, accelerate the vesting of 40,000 shares subject to stock options held by her that would otherwise have been unvested as of her separation date (which had a value of $75,575 at September 30, 2010 at a closing price of $5.54 less the cost of Ms. Vellayan to exercise the options), and pay her a pro-rata portion of her bonus if a bonus were paid to Tier’s senior executives for the achievement of performance targets and performance metrics for fiscal year 2010, in each case subject to certain limitations.

Pursuant to the employment agreement dated as of April 30, 2008 between Tier and Mr. Rossetti, Mr. Rossetti was entitled to the payments specified in the employment agreement upon the execution of a separation agreement and release.  In December 2010, Mr. Rossetti executed a separation agreement and release in substantially the form provided for by the employment agreement, and the amount that Tier paid Mr. Rossetti pursuant to the separation agreement was determined substantially in the manner required by the employment agreement.  The payments made by Tier under the separation agreement consisted of $1,251,132, which equaled the sum of (1) $347,628, equaling the average historic bonus (as defined in the employment agreement) of $463,504, prorated by multiplying the bonus by 9/12ths, (2) $863,504, equaling one times Mr. Rossetti’s base salary of $400,000 as in effect on the effective date of his departure from Tier, plus the average historic bonus, and (3) $40,000 in legal fees and expenses with respect to Mr. Rossetti’s obtaining legal counsel with respect to separation from the Company and the separation agreement and release.  Pursuant to Mr. Rossetti’s separation agreement, Tier is obligated to pay the premiums for Mr. Rossetti (which premiums are currently $987.17 per month) and any covered beneficiary’s coverage under COBRA health continuation benefits through June 29, 2011 (or such lesser period in which the individuals are eligible for such coverage).  In addition, under the separation agreement, Mr. Rossetti’s options to purchase Tier common stock, all of which are fully vested, will remain exercisable accordingly to their respective terms, and RSUs may be issued to Mr. Rossetti under his EVA Plan, on or before March 26, 2011 if some or all of the performance targets set forth in the EVA Plan are achieved or a change in control of Tier occurs prior to that date in which the performance targets are met, but if the performance targets in the EVA Plan have not been achieved, directly or through a change in control of Tier, by March 26, 2011, then Mr. Rossetti’s rights to receive RSUs under that plan will expire.

DIRECTOR COMPENSATION

The Governance and Nominating Committee of the Board determines the compensation of our non-employee Board members.  Compensation is generally reviewed annually, and more frequently when the Governance and Nominating Committee deems necessary. In addition to the results of peer group studies, prior annual retainers and per-meeting fees are taken into account to determine overall compensation.

The following table describes the compensation program for our non-employee directors:

Pay component	Fiscal 2010
Board retainer (payable quarterly in arrears)	$20,000

Board member fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Committee chair retainer (payable quarterly in arrears)
Audit committee	5,000
All other committees	2,500

Committee meeting fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Lead director/ Chairman retainer (payable quarterly in arrears)	5,000

In addition, we reimburse our Board members for reasonable expenses, including travel related expenses, incurred to attend Board and/or committee meetings.

For fiscal year 2010, our Board members (other than Mr. Hart and Mr. Rossetti) were granted 9,000 restricted stock units in connection with the annual stockholder meeting.  These restricted stock units are payable in cash and vest in full one year from the date of grant, subject to full vesting in the event of a change of control.  The vesting and payout provisions of the restricted stock units under the circumstances described below are as follows:

•	Death and disability—Pro rata vesting through the date of death or disability; immediate payout

•	Voluntary resignation—Pro rata vesting through the date of resignation; payable at end of one-year vesting period

•	Termination for cause—Forfeit entire award

•	Change of control—100% vesting, payable on date of change of control

Mr. Hart, the only director who is also a Tier employee, receives no compensation for serving as a director.  During the periods in which they served as chief executive officer, Mr. Rossetti and Mr. Berger did not receive compensation for serving as directors.

Fiscal 2010 Director Compensation

For our fiscal year ended September 30, 2010, our directors were compensated in the manner described above.  The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2010. Compensation information for Mr. Berger and Mr. Rossetti is included in the Summary Compensation Table on page 19.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Total ($)
John J. Delucca (Chair Audit Committee)	$48,155	$72,900	$121,055
Daniel J. Donohue (2)	18,000	—	18,000
Morgan P. Guenther (Chair Governance and Nominating Committee)	53,500	72,900	126,400
Philip G. Heasley (Chairman of the Board (beginning April 2010); Chair Compensation Committee; and Lead Director (through April 2010))	58,000	72,900	130,900
Michael R. Murphy (2)	24,000	—	24,000
David A. Poe (Chair Data Security Committee, Chair Succession Planning Committee)	38,522	72,900	111,422
Zachary F. Sadek	43,500	72,900	116,400

(1)
The amounts reflect the aggregate grant date fair value of restricted stock units awarded to each member elected to the Board of Directors at the 2010 annual meeting.  In accordance with ASC 718 the amount is calculated as shares awarded (9,000) multiplied by the closing price of Tier common stock on May 11, 2010 (the date of award).

(2)	Messrs. Donohue and Murphy did not stand for re-election at our 2010 annual meeting.

The following table shows the aggregate number of stock awards and option awards outstanding at the end of fiscal year 2010 for each director:

Name	Stock Awards Outstanding	Options Outstanding
John J. Delucca	18,000	40,000
Morgan P. Guenther	18,000	140,000
Philip G. Heasley	18,000	10,002
David A. Poe	18,000	6,668
Zachary F. Sadek	18,000	—

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this annual report on Form 10-K as amended, and in the proxy statement for our 2011 annual meeting.

The foregoing report is given by the members of the Compensation Committee:  Philip G. Heasley (Chair), Morgan P. Guenther, and Zachary F. Sadek.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2010, the members of the Compensation Committee were Messrs. Guenther, Heasley, Sadek (as of June 2010) and Murphy (through April 2010), none of whom was a current or former officer or employee of Tier and none of whom had any related person transaction involving Tier.  No interlocking relationships exist between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other entity.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

Directors and Executive Officers

The following table sets forth certain information regarding the ownership of our common stock as of January 26, 2011  by: (i) each director and director nominee; (ii) each of our named executive officers; and (iii) all executive officers and directors of Tier as a group.  Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

	Common stock beneficially owned
Name of beneficial owner(1)	Total number of shares		Percent of class(2)
Alex P. Hart	—		*
Charles W. Berger	140,000	(3)	*
John J. Delucca	50,000	(4)	*
Morgan P. Guenther	140,000	(3)	*
Philip Heasley	21,102	(5)	*
David A. Poe	6,668	(3)	*
Zachary Sadek	1,799,321	(6)	10.8%
Ronald W. Johnston	163,333	(3)	1.0%
Keith Kendrick	60,000	(3)	*
Keith S. Omsberg	52,500	(3)	*
Ronald L. Rossetti	409,500	(7)	2.4%
All directors and executive officers as a group (12 persons)	2,842,424	(8)	16.2%

*Less than 1%

(1)	Address: 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 20191, unless otherwise specified.

(2)	The percentages shown are based on 16,591,151 shares of common stock outstanding as of January 26, 2011.

(3)	Consists entirely of shares issuable upon the exercise of options exercisable on or before March 27, 2011.

(4)	Includes 40,000 shares issuable upon the exercise of options exercisable on or before March 27, 2011.

(5)	Includes 10,002 shares issuable upon the exercise of options exercisable on or before March 27, 2011.

(6)
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

(7)	Includes 360,000 shares issuable upon the exercise of options exercisable on or before March 27, 2011.

(8)	Includes 972,503 shares issuable upon the exercise of options exercisable on or before March 27, 2011.

Significant Stockholders

The following table lists certain persons known by Tier to own beneficially more than five percent of Tier’s outstanding shares of common stock as of January 26, 2011.

	Common stock beneficially owned
Name of beneficial owner	Total number of shares	Percent of class(1)
Discovery Group I, LLC (2)	2,459,404	14.8%
Wells Fargo & Company (3)	2,414,728	14.6%
Giant Investment, LLC (4)	1,799,321	10.8%
Heartland Advisors, Inc. (5)	1,717,474	10.4%
Dimensional Fund Advisors LP (6)	1,450,931	8.7%

(1)	The percentages shown are based on 16,591,151 shares of common stock outstanding as of January 26, 2011.

(2)
Address: 191 North Wacker Drive, Suite 1685, Chicago, Illinois 60606. Based solely on information contained in a Schedule 13D/A filed with the SEC by Discovery Group I, LLC on January 21, 2011. Discovery Group I, LLC is the sole general partner of Discovery Equity Partners, L.P. Discovery Equity Partners, L.P. beneficially owns 2,109,667 shares of common stock and Discovery Group I, LLC beneficially owns 2,459,404 shares of common stock. Daniel J. Donoghue and Michael R. Murphy, each of whom is a member of our Board of Directors, are the sole managing members of Discovery Group I, LLC and may be deemed to beneficially own 2,459,404 shares of common stock.

(3)
Address: For Wells Fargo & Company, 420 Montgomery Street, San Francisco, California 94104; for Wells Capital Management Incorporated, 525 Market Street,  10th Floor, San Francisco, California 94105. Based solely on information contained in a Schedule 13G/A filed with the SEC on January 20, 2011 by Wells Fargo & Company and its subsidiary, Wells Capital Management Incorporated. This table reflects the shares of common stock owned by Wells Fargo & Company and Wells Capital Management Incorporated as of December 31, 2010.

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

(5)
Address: 789 North Water Street, Milwaukee, Wisconsin 53202. Based solely on information contained in a Schedule 13G/A filed with the SEC by Heartland Advisors, Inc. on February 10, 2010. This table reflects the shares of common stock that may be deemed beneficially owned by (1) Heartland Advisors, Inc., by virtue of its investment discretion and voting authority granted by certain clients, and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc, in each case as of December 31, 2009. Heartland Advisors, Inc. and Mr. Nasgovitz specifically disclaim beneficial ownership of these shares.

(6)
Address: Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Based solely on information contained in a Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP (“Dimensional”) on February 10, 2010. In its role as an investment advisor or manager to certain investment companies, trusts and accounts (the “Funds”), Dimensional possesses investment and/or voting power over the shares shown in the table above, and may be deemed to be the beneficial owner of such shares.  However, all shares reported above are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares. This table reflects the shares of common stock deemed beneficially owned by Dimensional as of December 31, 2009.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plan as of September 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans:
Approved by security holders	2,353	$7.53	1,340
Not approved by security holders	100	5.06	—
Total	2,453	$7.43	1,340

Shares shown in the table above that were not approved by stockholders consist of shares issuable pursuant to a Nonstatutory Stock Option Agreement for Inducement Grant entered into between Tier and Alex P. Hart, our President and CEO. The agreement grants Mr. Hart an option to purchase 100,000 shares of our common stock at an exercise price of $5.06, the closing price of the common stock as of August 16, 2010, the date of grant.  The option was granted to Mr. Hart as a material inducement to his accepting employment with us, pursuant to an exemption from Nasdaq’s stockholder approval requirements.

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

1.
Our Board has determined that specific types of interests and transactions identified in the policy do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of the policy, including:

2.
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

3.	a transaction that is specifically contemplated by provisions of our charter or bylaws; and

4.	transactions that do not constitute related person transactions pursuant to the instructions to the SEC’s related person transaction disclosure rule.

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

In December 2010, we entered into a separation agreement and release with Mr. Rossetti pursuant to which we paid Mr. Rossetti approximately $1.3 million in connection with his departure from the position of CEO.  The separation agreement is in substantially the form provided for by the employment agreement between Tier and Mr. Rossetti dated April 30, 2008, and the amount that Tier paid Mr. Rossetti pursuant to the separation agreement was determined substantially in the manner required by the employment agreement.

The agreement with Discovery and the separation agreement with Mr. Rossetti were approved under our related person transaction policy.

Director Independence

Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board, the person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board determined that each of its current directors other than Mr. Hart and Mr. Rossetti – that is, each of Charles W. Berger, John J. Delucca,

Morgan P. Guenther, Philip G. Heasley, David A. Poe,  and Zachary F. Sadek – does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Listing Rules.  Daniel J. Donoghue and Michael R. Murphy served on our Board of Directors during the fiscal year ended September 30, 2010; their terms of office expired when they did not seek reelection at the 2010 annual meeting.  Our board previously determined that Messrs. Donoghue and Murphy did not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors was an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Listing Rules.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by McGladrey & Pullen LLP, or McGladrey, to us for the fiscal years ended September 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Audit Fees(1)	$435	$539
Audit Related Fees	—	52
Tax Fees	—	—
All Other Fees (2)	80	—
Total	$515	$591
(1)      Represents fees for the audit of our financial statements, review of our quarterly financial statements, audit of our internal controls, and advice on accounting matters directly related to the audit and audit services provided in connection with other statutory and regulatory filings.
(2)  Represents fees associated with SAS 70 audit and SAS 70 readiness review services related to our EPS operations.

The Audit Committee has a policy requiring that it approve the scope, extent, and associated fees of any audit services provided by our independent registered public accounting firm and that it pre-approve all non-audit related services performed by the independent registered public accounting firm.  For the fiscal year ended September 30, 2010, the Audit Committee pre-approved 100% of the services performed by McGladrey and did not rely on the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (5)*
10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*
10.4	Amended and Restated 2004 Stock Incentive Plan (7)*
10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.8	Form of California Indemnification Agreement (8)
10.9	Form of Delaware Indemnification Agreement for officers (9)
10.10	Form of Delaware Indemnification Agreement for directors (9)
10.11	Tier Corporation 401(k) Plan, Summary Plan Description (8)*
10.12	Supplemental Indemnity Agreement by and between Registrant and Bruce R. Spector, dated September 2, 2004 (10)*
10.13	Amended and Restated Credit and Security Agreement between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank dated March 6, 2006 (11)
10.14	Employment Agreement between Tier Technologies, Inc., and Ronald L. Rossetti, dated July 26, 2006 (12)*
10.15	Non-Statutory Stock Option Agreement between Tier and Ronald L. Rossetti, dated July 26, 2006 (12)*
10.16	Option Grants awarded to Charles Berger, Morgan Guenther, and fifteen other employees, dated August 24, 2006 (13)*
10.17	First Amendment to Amended and Restated Credit and Security Agreement dated March 20, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (14)

Exhibit number	Exhibit description
10.18	Second Amendment to Amended and Restated Credit and Security Agreement dated September 26, 2007 between the Registrant, Official Payments Corporation, EPOS Corporation and City National Bank (15)
10.19	Share Repurchase Agreement between CPAS Systems, Inc., Tier Ventures Corporation and Tier Technologies, Inc. dated June 29, 2007 (16)
10.20	Employment Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated April 30, 2008. (17)*
10.21	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (18)*
10.22	Employment Agreement between Tier Technologies, Inc. and Ronald W. Johnston, dated July 1, 2008 (18)*
10.23
Third Amendment to Amended and Restated Credit and Security Agreement between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank dated September 29, 2008 (19)

10.24	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 (20)
10.25	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti (21)*
10.26	Tier Technologies, Inc. Executive Performance Stock Unit Plan (22)*
10.27	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (23)*
10.28	Renewal Letter: Short Clear Extension of Termination Date between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank (24)
10.29	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and Official Payments Corporation (25)
10.30	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue Service and Official Payments Corporation (25)
10.31	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.32	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.33	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.34	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.35	Deed of Lease agreement between Tier Technologies, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. (26)
10.36	Agreement dated as of January 8, 2010 among Giant Investment, LLC, Parthenon Investors II, L.P., PCap Partners II, LLC, PCap II, LLC, John C. Rutherford, and Tier Technologies, Inc. (27)
10.37	Agreement dated February 25, 2010 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, and Michael R. Murphy and Tier Technologies, Inc. (28)
10.38	Fourth Amendment to Amended and Restated Credit and Security Agreement dated January 14, 2010 between Tier Technologies, Inc., Official Payments Corporation and City National Bank. (29)
10.39	Letter Agreement dated July 15, 2010 between Charles W. Berger and Tier Technologies, Inc. (30)
10.40	Employment Agreement between Tier Technologies, Inc. and Alex P. Hart, dated August 10, 2010 (31)
10.41	First amendment to Employment Agreement between Tier Technologies, Inc and Alex P. Hart, dated August 13, 2010 (32)

Exhibit number	Exhibit description
10.42	Severance Agreement and Release of Claims dated August 17, 2010 between Nina Vellayan and Tier Technologies, Inc. (33)
10.43	Amendment of Solicitation/Modification of Contract No. 0006 dated July 12, 2010 between the Internal Revenue Service and Official Payments Corporation (34) ‡
10.44	Letter of amendment to Employment Agreement dated August 31, 2010, between Ronald W. Johnston and Tier Technologies, Inc. (34)*
10.45	Letter of amendment to Employment Agreement dated November 3, 2010, between Keith Omsberg and Tier Technologies, Inc. (34)*
10.46	Employment Agreement between Tier Technologies, Inc. and Atul Garg, dated October 19, 2010 (34)*
10.47	Nonstatutory Stock Option Agreement for Inducement Grant between Tier Technologies, Inc. and Alex P. Hart (34)*
10.48	Incentive and Nonstatutory Stock Option Agreement between Tier Technologies, Inc. and Alex P. Hart (34)*
21.1	Subsidiaries of the Registrant (34)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm (34)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (34)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (34)
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)
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

Exhibit number	Exhibit description

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
(29) Filed as an exhibit to Form 10-Q, filed May 10, 2010, and incorporated herein by reference
(30) Filed as an exhibit to Form 8-K, filed July 19, 2010, and incorporated herein by reference
(31) Filed as an exhibit to Form 8-K, filed August 11, 2010, and incorporated herein by reference
(32) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(33) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(34) Previously filed as an exhibit to Form 10-K filed November 22, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: January 28, 2011	By:	/s/ ALEX P. HART Alex P. Hart President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX P. HART Alex P. Hart	President, Chief Executive Officer (principal executive officer)	January 28, 2011
/s/ RONALD W. JOHNSTON Ronald W. Johnston	Chief Financial Officer (principal financial officer and principal accounting officer)	January 28, 2011
/s/ CHARLES W. BERGER Charles W. Berger	Director	January 28, 2011
/s/ JOHN J. DELUCCA John J. Delucca	Director	January 28, 2011
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	January 28, 2011
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	January 28, 2011
/s/ DAVID A. POE David A. Poe	Director	January 28, 2011
/s/ RONALD L. ROSSETTI Ronald L. Rossetti	Director	January 28, 2011
/s/ ZACHARY F. SADEK Zachary F. Sadek	Director	January 28, 2011