Form 10-Q
period 2011-02-07
TIER TECHNOLOGIES INC
filed 2011-02-07
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At January 31, 2011 there were 16,596,621 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or Tier’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  Tier undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect Tier’s financial results in all our markets, which we refer to as “verticals,” particularly federal, state and local income tax and property tax verticals;  effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow EPS revenue while keeping costs relatively fixed; the potential loss of funding by clients, including due to government budget shortfalls or revisions to mandated statutes; the timing, initiation, completion, renewal, extension or early termination of client projects; our ability to realize revenues from our business development opportunities; the impact of governmental investigations or litigation; and unanticipated claims as a result of project performance, including due to the failure of software providers or subcontractors to satisfactorily complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 31 of this report.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$56,177	$45,757
Investments in marketable securities	6,326	8,249
Restricted investments	—	1,311
Accounts receivable, net	4,730	4,883
Settlements receivable, net	16,999	8,356
Prepaid expenses and other current assets	1,294	1,407
Total current assets	85,526	69,963

Property, equipment and software, net	12,197	12,032
Goodwill	17,401	17,381
Other intangible assets, net	6,619	7,477
Restricted investments	6,000	6,000
Other assets	165	172
Total assets	$127,908	$113,025

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$460	$1,059
Settlements payable	24,014	10,716
Accrued compensation liabilities	2,878	4,261
Accrued discount fees	8,758	4,624
Other accrued liabilities	2,308	2,718
Deferred income	524	558
Total current liabilities	38,942	23,936
Other liabilities:
Deferred rent	1,376	1,257
Other liabilities	789	596
Total other liabilities	2,165	1,853
Total liabilities	41,107	25,789

Contingencies and commitments (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock and paid-in capital; shares authorized: 44,260; shares issued: 20,767 and 20,706; shares outstanding: 18,231 and 18,170	194,279	193,620
Treasury stock—at cost, 2,536 shares	(21,020)	(21,020)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(86,458)	(85,363)
Total shareholders’ equity	86,801	87,236
Total liabilities and shareholders’ equity	$127,908	$113,025

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2010	2009
Revenues	$32,970	$32,768

Costs and expenses:
Direct costs	24,870	24,092
General and administrative	5,925	6,327
Selling and marketing	1,550	1,601
Depreciation and amortization	1,758	1,608
Total costs and expenses	34,103	33,628
Loss from continuing operations before other income and income taxes	(1,133)	(860)

Other income:
Interest income, net	37	127
Gain on investments	—	12
Total other income	37	139

Loss from continuing operations before income taxes	(1,096)	(721)
Income tax provision	1	—

Loss from continuing operations	(1,097)	(721)
Gain (loss) from discontinued operations, net	2	(54)

Net loss	$(1,095)	$(775)

Loss per share—Basic and diluted:
From continuing operations	$(0.06)	$(0.04)
From discontinued operations	—	—
Loss per share—Basic and diluted	$(0.06)	$(0.04)

Weighted average common shares used in computing:
Basic and diluted loss per share	18,200	18,156

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended December 31,
(in thousands)	2010	2009
Net loss	$(1,095)	$(775)
Other comprehensive income, net of tax:
Unrealized gain on investment in marketable securities	1	—
Other comprehensive income	1	—
Comprehensive loss	$(1,094)	$(775)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended December 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,095)	$(775)
Less: Gain (loss) from discontinued operations, net	2	(54)
Loss from continuing operations, net	(1,097)	(721)
Non-cash items included in net loss:
Depreciation and amortization	1,758	1,608
Provision for doubtful accounts	131	299
Deferred rent	113	26
Share-based compensation	587	507
Capitalized software impairment loss	251	—
Gain on trading securities	—	(12)
Other	—	(4)
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	(8,621)	(2,011)
Prepaid expenses and other assets	130	(737)
Accounts and settlements payable and accrued liabilities	15,042	2,737
Income taxes receivable	(10)	(77)
Deferred income	(34)	(83)
Cash provided by operating activities from continuing operations	8,250	1,532
Cash provided by (used in) operating activities from discontinued operations	2	(54)
Cash provided by operating activities	8,252	1,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,998)	(1,000)
Maturities of available-for-sale securities	8,250	4,499
Sales of trading securities	—	1,100
Maturities of restricted investments	983	—
Purchase of equipment and software	(1,298)	(956)
Additions to goodwill—ChoicePay acquisition	(20)	(16)
Collection on note receivable	—	261
Cash provided by investing activities	1,917	3,888
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	259	—
Purchase of company stock	—	(749)
Capital lease obligations and other financing arrangements	(8)	(9)
Cash provided by (used in) financing activities	251	(758)
Net increase in cash and cash equivalents	10,420	4,608
Cash and cash equivalents at beginning of period	45,757	21,969
Cash and cash equivalents at end of period	$56,177	$26,577

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Three months ended December 31,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1	$10
Income taxes paid, net	$12	$77
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations and other financing arrangements	$18	$—
Investments released from restriction	$327	$—
Decrease in fair value of ARS Rights	$—	$151
Increase in fair value of trading securities	$—	$163

See Notes to Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier, primarily provides Electronic Payment Solutions, or EPS, services which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Federal—which includes federal income and business tax payments;

•	State and local—which includes state and local income tax payments and business tax payments;

•	Property tax—which covers state and local real property tax;

•	Utility—which includes private and public utilities;

•	Education—which consists of services to post-secondary educational institutions; and

•	Other—which includes local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal pay and fee payments, and personal property tax payments.

We also operate in one other business area called our Voice and Systems Automation, or VSA, business, which we are winding down over the next two years because the services are neither compatible with our long-term strategic direction nor complementary with businesses we have divested.  VSA provides call center interactive voice response systems and support services, which include customization, installation and maintenance.

For additional information about our EPS and Wind-down operations, see Note 9—Segement Information.

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

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes.  We believe that near-term changes could impact the following estimates: collectability of receivables; share-based compensation; valuation of goodwill, intangibles and investments; contingent liabilities; and effective tax rates, deferred taxes and associated valuation allowances.  Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 860.  In June 2009, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Codification, or ASC, 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We adopted FASB ASC 860 effective October 1, 2010.  The adoption of this ASC had no impact on our financial position and results of operations.

Tier Technologies, Inc.

FASB ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update, or ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011.  The adoption of this ASU had no impact on our financial position and results of operations, as it only requires additional disclosures.

FASB ASU 2010-28.  In December 2010, the FASB issued FASB ASU 2010-28, which affects entities evaluating goodwill for impairment under FASB ASC 350-20.  ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists.  If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test.  ASU 2010-28 is effective for impairment tests performed during an entity’s fiscal year beginning after December 15, 2010, with early adoption not permitted.  We will adopt this ASU effective October 1, 2011.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

NOTE 3—INVESTMENTS

Our investment portfolio included $6.3 million of treasury bills and certificates of deposit at December 31, 2010 and $8.2 million of discount notes at September 30, 2010. These investments have been designated as available-for-sale securities as defined by US GAAP.  In addition, our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  This money market investment is reported as Restricted investments on the Consolidated Balance Sheets.

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

Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Except for our restricted investments all other investments are categorized as available-for-sale investments.  These securities are recorded at estimated fair value, based on quoted market prices or pricing methodologies.  Any increases or decreases in fair value would be recorded as unrealized gains and losses in other comprehensive income.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current investments in marketable securities:

Tier Technologies, Inc.

	December 31, 2010			September 30, 2010
(in thousands)	Amortized cost	Unrealized gain (loss)	Estimated fair value	Amortized cost	Unrealized gain (loss)	Estimated fair value
Investments in marketable securities:
U.S. Treasury bills	$5,999	$—	$5,999	$—	$—	$—
Certificates of deposit	327	—	327	50	—	50
Discount notes	—	—	—	8,199	—	8,199
Total marketable securities	6,326	—	6,326	8,249	—	8,249

Total investments	$6,326	$—	$6,326	$8,249	$—	$8,249

As of December 31, 2010, all of the debt securities that were included in marketable securities had remaining maturities within one year.

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010.

Fair value measurements as of December 31, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U. S. Treasury bills	$25,700	$—	$—	$25,700
Money market	1,038	—	—	1,038

Investments in marketable securities:
U.S. Treasury bills	5,999	—	—	5,999
Certificates of deposit	—	327	—	327

Restricted investments:
Money market	6,000	—	—	6,000
Total	$38,737	$327	$—	$39,064

Tier Technologies, Inc.

Fair value measurements as of September 30, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury bills	$23,514	$—	$—	$23,514
Money market	1,932	—	—	1,932

Investments in marketable securities:
Discount notes	—	8,199	—	8,199
Certificates of deposit	—	50	—	50

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,311	—	1,311
Total	$31,446	$9,560	$—	$41,006

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from EPS operations.

The following table shows the revenues specific to our contract with the IRS:

	Three months ended December 31,
(in thousands)	2010	2009
Revenue	$4,455	$3,899
Percentage of EPS revenue	13.7%	12.2%

Accounts receivable, net.  We reported $4.7 million and $4.9 million in Accounts receivable, net on our Consolidated Balance Sheets for December 31, 2010 and September 30, 2010, respectively.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 9.7% and 19.8% of the balances reported at December 31, 2010 and September 30, 2010, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next two years.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of December 31, 2010 and September 30, 2010, Accounts receivable, net included an allowance for uncollectible accounts of $0.6 million and $1.1 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net.  As of December 31, 2010 and September 30, 2010, we reported $17.0 million and $8.4 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 8—Contingencies and Commitments for information about the settlements payable to our clients.

Tier Technologies, Inc.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2010.

(in thousands)	EPS	Total
Balance at September 30, 2010	$17,381	$17,381
ChoicePay, Inc. earn out	20	20
Balance at December 31, 2010	$17,401	$17,401

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

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the three months ended December 31, 2010.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		December 31, 2010			September 30, 2010
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-16 years	$26,059	$(21,075)	$4,984	$30,037	$(24,378)	$5,659
Technology and research and development	5 years	1,842	(869)	973	5,618	(4,556)	1,062
Trademarks	6-10 years	3,463	(2,801)	662	3,463	(2,707)	756
Other intangible assets, net		$31,364	$(24,745)	$6,619	$39,118	$(31,641)	$7,477

During the three months ended December 31, 2010, we recognized $0.9 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

Tier Technologies, Inc.

	Three months ended December 31,
(in thousands)	2010	2009
Current income tax provision:
State	$2	$—
Federal	—	—
Total provision for income taxes	$2	$—

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax expense related to Continuing Operations for the three months ended December 31, 2010 includes a benefit of $765 due to the required intra-period tax allocation.  Conversely, Discontinued Operations for the three months ended December 31, 2010 includes a charge of $765 related to a gain on disposal of discontinued operations.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2006.  As of December 31, 2010, we were not engaged in a federal audit. Currently, we are in the process of providing information for a Virginia state income tax audit.

As of December 31, 2010, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At December 31, 2010, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At December 31, 2010 and September 30, 2010, we had legal accruals of $0.9 million and $1.0 million, respectively, based upon estimates of key legal matters.

BANK LINES OF CREDIT

At December 31, 2010, we had a credit facility that allowed us to obtain letters of credit up to a total of $5.0 million.  As of December 31, 2010, we did not have any letters of credit outstanding against this credit facility.  This credit facility, which expired on January 31, 2011, granted the lender a perfected

Tier Technologies, Inc.

security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  We paid 0.75% per annum for outstanding letters of credit, but were not assessed any fees for the unused portion of the line.  We will not be renewing the credit facility.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $24.0 million and $10.7 million, respectively, of settlements payable at December 31, 2010 and September 30, 2010.

CREDIT RISK

We maintain our cash in bank deposit accounts, certificates of deposit and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At December 31, 2010, our investment portfolio is comprised of U.S. Treasury bills and certificates of deposit.  Our investment portfolio and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At December 31, 2010, we had $10.6 million of bonds posted with 45 jurisdictions.  There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At December 31, 2010, we had $6.1 million of bonds posted with clients.  There were no claims pending against any of these bonds.

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

EMPLOYMENT AGREEMENTS

As of December 31, 2010, we had employment and change of control agreements with five executives and two other key managers.  If certain termination or change of control events were to occur under the seven contracts as of December 31, 2010, we would have been required to pay up to $4.2 million.  We are also obligated to reimburse two of our executives for expenses incurred in moving their immediate family from their respective homes to the Reston area.  Under these obligations, we could be required to pay up to $130,000.

In June 2010, we accrued $1.2 million in severance expense associated with the departure of our former CEO, in accordance with the Employment Agreement signed on April 30, 2008.  Pursuant to the terms of the Employment Agreement, the severance payment would be paid upon receipt of the Separation

Tier Technologies, Inc.

Agreement and Release executed by the former executive.  This agreement was received in December 2010 and the $1.2 million payment to the executive was made on December 31, 2010.

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

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our chief executive officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  As of December 31, 2010, 375,000 PSUs have been issued to key executives.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  The PSUs are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 10—Share-based Payment for additional information regarding the valuation of the PSUs.

Pursuant to compensation decisions made in April 2008 and December 2008, and subject to the terms of our former chief executive officer’s Enterprise Value Award Plan, his separation agreement with us, and related documents, our former CEO may receive 200,000 restricted stock units, or RSUs, which may be payable in cash.  Pursuant to the former CEO’s employment agreement, these RSUs remain ungranted and are subject to award if certain share price performance targets are met, as further described in the Enterprise Value Award Plan and related documents; however, our separation agreement with him provides that if these targets have not been achieved, directly or through a change of control of Tier, by March 26, 2011, then his rights to receive these RSUs will expire.  These RSUs are considered liability awards, and as such their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these RSUs.  See Note 10—Share-based Payment for additional information regarding the valuation of these RSUs.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of December 31, 2010 are as follows:

Tier Technologies, Inc.

(in thousands)	Operating leases	Capital Leases (1)(2)	Total
Twelve months ending December 31,
2011	$617	$36	$653
2012	802	35	837
2013	817	12	829
2014	838	5	843
2015	774	—	774
Thereafter	1,704	—	1,704
Total minimum lease payments	$5,552	$88	$5,640
(1)	On our Consolidated Balance Sheets, the amount due within twelve months is included in Other accrued liabilities. The remainder is included in Other liabilities.
(2)	Total amount includes interest payments of $4.

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

NOTE 9—SEGMENT INFORMATION

Our business consists of three reportable segments: Electronic Payment Solutions, or EPS, Wind-down and Discontinued Operations.  Our Discontinued Operations includes portions of our former GBPO and PSSI operations that have been sold.  Information regarding our Discontinued Operations can be found in Note 11—Discontinued Operations.

The following table presents the results of operations for our EPS operations and our Wind-down operations for the three months ended December 31, 2010 and 2009.

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Three months ended December 31, 2010:
Revenues	$32,477	$493	$32,970
Costs and expenses:
Direct costs	24,817	53	24,870
General and administrative	5,939	(14)	5,925
Selling and marketing	1,550	—	1,550
Depreciation and amortization	1,758	—	1,758
Total costs and expenses	34,064	39	34,103
(Loss) income from continuing operations before other income and income taxes	(1,587)	454	(1,133)
Other income (expense):
Interest income	37	—	37
Total other income	37	—	37
(Loss) income from continuing operations before taxes	(1,550)	454	(1,096)
Income tax provision	1	—	1
(Loss) income from continuing operations	$(1,551)	$454	$(1,097)

(in thousands)	EPS	Wind- down	Total
Three months ended December 31, 2009:
Revenues	$31,920	$848	$32,768
Costs and expenses:
Direct costs	23,832	260	24,092
General and administrative	6,221	106	6,327
Selling and marketing	1,601	—	1,601
Depreciation and amortization	1,335	273	1,608
Total costs and expenses	32,989	639	33,628
(Loss) income from continuing operations before other income and income taxes	(1,069)	209	(860)
Other income (expense):
Interest income	127	—	127
Gain on investments	12	—	12
Total other income	139	—	139
(Loss) income from continuing operations before taxes	(930)	209	(721)
Income tax provision	—	—	—
(Loss) income from continuing operations	$(930)	$209	$(721)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	December 31, 2010	September 30, 2010
Continuing operations:
EPS	$127,451	$112,368
Wind-down	457	657
Total assets	$127,908	$113,025

Tier Technologies, Inc.

NOTE 10—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At December 31, 2010, there were 1,265,036 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 200,000 options from the Plan during the three months ended December 31, 2010.

	Three months ended December 31,
	2010	2009
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	—
Interest rate (based on U.S. Treasury yields at time of grant)	1.17%	—%
Volatility	46.99%	—%
Dividend yield	—	—
Weighted-average fair value of options granted	$2.39	$—
Weighted-average intrinsic value of options exercised (in thousands)	$82	$—

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

STOCK OPTIONS—INDUCEMENT GRANT

On August 16, 2010, we granted 100,000 options to our current CEO as an inducement grant outside of the Plan.  These options vest as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 1/48th of the original number of shares on the same date in each succeeding month following the first anniversary of the grant date until the fourth anniversary of the grant date.

STOCK OPTIONS

Stock option activity for all option grants for the three months ended December 31, 2010 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2010	2,453	$7.43
Granted	200	5.71
Exercised	(61)	4.25
Forfeitures or expirations	(125)	6.93
Options outstanding at December 31, 2010	2,467	$7.40	7.07 years	$855
Options vested and expected to vest at December 31, 2010	2,088	$7.47	6.86 years	$678
Options exercisable at December 31, 2010	1,397	$8.14	5.84 years	$262

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.2 million for the three months ended December 31, 2010 and for the three months ended December 31, 2009.

Tier Technologies, Inc.

As of December 31, 2010, a total of $1.9 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.35 year weighted-average period.

RESTRICTED STOCK UNITS

In April 2008, we granted 550,000 Restricted Stock Units, or RSUs, to our former chief executive officer, which vest when both the price target is achieved and the required service period is met.  In December 2008 we granted another 150,000 RSUs which vest when both the price target is achieved and the required service period is met.  Under the Plan, the maximum number of shares that can be issued to settle the RSUs is 500,000.  If more than 500,000 RSUs vest, we intend to pay those RSUs in cash.  As such, pursuant to the Plan, 500,000 shares, with target prices of $8.00, $11.00, and $13.00 can be payable in shares of our common stock.  The remaining 200,000 shares, with target prices of $13.00 and $15.00, may be payable in cash.  We used a Monte Carlo simulation option pricing model to estimate the grant-date fair value using the following assumptions.

	December 31, 2010
	Payable in shares	Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00	3.00
Remaining period that units will be outstanding (in years)	0.33	0.33
Interest rate (based on U.S. Treasury yield)	1.98%	0.14%
Volatility	39.53%	35.33%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.50	$—

The following table provides information on the expense related to the restricted stock unit awards:

(in thousands)	Equity Award	Liability Award(a)
Expense recognized for three months ended December 31, 2010	$155	$—
Expense recognized through December 31, 2010	1,543	—
Estimated expense to be recognized through April 2011*	207	(a)
*
The CEO departed on June 23, 2010. Pursuant to the terms of his employment agreement and separation agreement with us, these RSUs remain ungranted and are subject to award if certain share price performance targets are met, as further described in the Enterprise Value Award Plan and related documents; however, the separation agreement provides that if these targets have not been achieved, directly or through a change of control of Tier, by March 26, 2011, then his rights to receive these RSUs will expire.

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

Tier Technologies, Inc.

meeting of stockholders were each entitled to the accelerated vesting on April 8, 2010 of the restricted stock units that they were awarded in March 2009.

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

(in thousands)	2010 annual meeting	2009 annual meeting
Expense recognized for the quarter ended December 31, 2010	$91	$39
Expense recognized through December 31, 2010	$216	$467	(a)
Estimated expense to be recognized through vesting date	(b)	(b)
a.	This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.
b.	Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter. We are unable to estimate the expense expected to be recognized for these awards.

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

As of December 31, 2010, 375,000 PSUs have been issued under the PSU Plan.  At December 31, 2010, these PSUs are recorded at their fair value of $0.2 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00
Remaining period that units will be outstanding (in years)	0.93
Interest rate (based on U.S. Treasury yield)	0.28%
Volatility	43.89%
Dividend yield	—
Weighted-average fair value of PSUs granted	$0.78

The following table provides information on the expense related to the performance stock unit awards:

(in thousands)	Liability Award
Expense recognized for the quarter ended December 31, 2010	$58
Expense recognized through December 31, 2010	$192
Estimated expense to be recognized through December 2011	(a)
a.
Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter and other assumptions noted above as used in the Monte Carlo simulation. We are unable to estimate the expense expected to be recognized for these awards.

Tier Technologies, Inc.

NOTE 11—DISCONTINUED OPERATIONS

SUMMARY OF REVENUE AND (LOSS)/INCOME FROM DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  The following table summarizes our revenue and pre-tax income, prior to any gain/(loss) on sale, and net loss from discontinued operations generated by these operations for the three months ended December 31, 2010 and 2009.

	Three months ended December 31,
(in thousands)	2010	2009
Revenues (Discontinued operations):
GBPO	$—	$—
PSSI	—	—
Total revenues	$—	$—
(Loss) income before taxes (Discontinued operations):
GBPO	$—	$—
PSSI	(9)	(54)
Total loss before taxes	(9)	(54)
Gain on disposal:
GBPO	—	—
PSSI	11	—
Total income (loss) from discontinued operations	$2	$(54)

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
(in thousands, except per share data)	2010	2009
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(1,097)	$(721)
Discontinued operations, net of income taxes	2	(54)
Net loss	$(1,095)	$(775)
Denominator:
Weighted-average common shares outstanding	18,200	18,156
Effects of dilutive common stock options	—	—
Adjusted weighted-average shares	18,200	18,156
Loss per basic and diluted share
From continuing operations	$(0.06)	$(0.04)
From discontinued operations	—	—
Loss per basic and diluted share	$(0.06)	$(0.04)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

Tier Technologies, Inc.

	Three months ended December 31,
(in thousands)	2010	2009
Weighted-average options excluded from computation of diluted loss per share	1,583	814

Due to net losses from Continuing Operations, we have excluded an additional 70,000 and 259,000 shares, respectively, at December 31, 2010 and 2009 of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.  We have also excluded 500,000 shares of restricted stock from the computation of diluted loss per share since their effect would have been anti-dilutive.

NOTE 13—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

On November 11, 2010, our Board of Directors, or the Board, terminated the stock repurchase plan which allowed us to repurchase up to $20.0 million of our common stock in the open market.  Under this plan we purchased 1,651,898 shares of our common stock for $12.3 million.

TENDER OFFER

On November 11, 2010, the Board authorized Tier to commence a cash tender offer to purchase up to an aggregate of $10.0 million in value of our common stock.  On December 17, 2010, we commenced a tender offer to purchase up to $10.0 million in value of our common stock at a price within (and including) the range of $5.80 per share to $6.20 per share.  The tender offer expired January 20, 2011.  The results of the tender offer can be found in Note 14—Subsequent Events.

NOTE 14—SUBSEQUENT EVENTS

On January 20, 2011 our tender offer expired.  As a result of the tender offer, we accepted for payment on January 20, 2011, and have repurchased 1,639,344 shares of our common stock for a price of $6.10, for a total cost of approximately $10.0 million, excluding fees and expenses related to the offer.

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

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results by segment for the quarter ended December 31, 2010, for our Electronic Payment Solutions, or EPS, operations, our Wind-down operations and Discontinued Operations:

	Three months ended December 31, 2010
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share
Continuing Operations:
EPS	$(1,551)	$(0.09)
Wind-down	454	0.03
Total Continuing Operations	$(1,097)	$(0.06)

Total Discontinued Operations	$2	$—

Net loss	$(1,095)	$(0.06)

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, operations, and certain operations we intend to wind down over the next two years.  Revenues from EPS were $32.5 million for the period ended December 31, 2010.  For the period ended December 31, 2010, transaction volume increased 11.0% and total dollars processed increased 4.2% over the same period last year.  Our EPS operations reported a net loss of $1.6 million for the three months ended December 31, 2010.  The seasonality of our business causes fluctuations from one quarter to the next within our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.  This type of revenue and cost structure has resulted in a net loss for the first quarter of fiscal 2011. We have successfully streamlined our costs to support our Wind-down operations, while still

Tier Technologies, Inc.

effectively managing our ongoing contracts, which have resulted in reported net income from Wind-down operations of $0.5 million.

STRATEGY AND GOALS FOR 2011

After a strategic review of our business under the leadership of our new management team, the company expects to focus on four key areas during this fiscal year and for the foreseeable future:

•	Make reliability a reality

•	Go where the payments are

•	Fund the future

•	Work together

Make reliability a reality:  As a result of a number of acquisitions, including Official Payments Corporation (OPC), EPOS Corporation and most recently, ChoicePay, Inc., we operate our business on multiple technology platforms.  In 2009, we made the decision to consolidate our operations onto a single technology platform over time.  The goals of the consolidation were to facilitate our ability to develop, sell and implement new and enhanced product offerings, improve margins by spreading fixed platform costs over a growing number of transactions, simplify our operations and reporting structure and make it easier to integrate potential future acquisitions. As we stated in August, 2010, while we have made some progress in the consolidation efforts, we have found that completion of the development of a consolidated platform and the migration of our approximately 4,000 biller direct customers to that platform would take longer than originally anticipated.  Our original plan was to complete development during calendar year 2010 and complete customer migration in calendar year 2011.  We are continuing to evaluate the platform consolidation.  At this time, we have postponed all migration plans for current customers. Our immediate focus is to strengthen our present platforms and make the necessary investments to provide competitive products on each of our existing platforms. Where possible, we are developing these products as self-contained, reusable components, which could be used with multiple clients and platforms.  Previously, we had delayed product rollout so that products could be made available on the consolidated platform.  During fiscal year 2011, we expect that our technology efforts will focus principally on (1) increasing platform stability by improving the platforms’ availability and reliability, (2) security and compliance, (3) retention of existing clients, by increasing the products and features to clients, and (4) completion of infrastructure initiatives.  We expect to review our plans related to a consolidated platform in mid-fiscal 2011.

Go where the payments are:   We have increased our focus on understanding the dynamics of our markets so that our market strategies and product offerings better meet the evolving needs of the market.  We continue to broaden our product offerings in line with the evolving needs of our customers.  We have expanded our payment channels to include the Web; automated interactive voice response (IVR); agent based call centers and point-of-sale environments, including financial services kiosks.  We offer our billers a technology platform designed expressly for the biller direct market with a single source solution that simplifies the management of electronic payments.  We offer bill-payers a range of payment choices including credit and debit cards, electronic checks (ACH), cash and money orders.  We are beginning to implement emerging payment methods such as Green Dot MoneyPak and Bill Me Later. By utilizing our solutions, clients can reduce the time and expense devoted to management of their payment technology and compliance with PCI-DSS and other industry standards.  We have started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of our services allowing us to grow transactions across multiple verticals and deepen the strength of our primary brand, Official Payments.  We expect to explore strategic partnerships and potential acquisitions that would allow us to penetrate new markets and increase our share in existing vertical markets.  During fiscal 2011, we expect to review our costs and seek more efficient means of delivering services to our clients while expanding our product offerings to increase our market share.  We will continue to focus increased resources and marketing programs on our core verticals to reinforce our market position.  As a result of

Tier Technologies, Inc.

our continued growth, we provide services to billers and their customers in all 50 states and the District of Columbia.

Fund the future:  Having completed the divestiture of business units that were not profitable or not in line with our strategic focus on the biller direct market, we have aggressively worked to reduce our sales, marketing, general and administrative, or SG&A, costs over the last several years.  This has involved substantial headcount reductions and facilities consolidations including the consolidation of our data centers, which is in progress.  We expect to continue to improve profitability by growing revenues while continuing to aggressively manage SG&A expenses.  We are also working to manage our direct costs, which are primarily the interchange fees, payment processing fees, banking fees and dues and assessments we pay the payment networks.  In fiscal 2011 we expect to improve our margins by negotiating better rates with our payment processors, adding lower cost providers and incenting our billers and their customers to use payment options and channels which offer better margins.

Work together:  In the last quarter of fiscal 2010, the Board appointed Alex P. Hart to the position of President and Chief Executive Officer.  In November 2010, Atul Garg joined us as Senior Vice President, Product Management.  We have promoted several individuals in the organization to new responsibilities in sales, operations, development, implementations, information technology and human resources.  On an ongoing basis, we expect to reevaluate our people and organizational structure, with the goal of ensuring that we have the right people to meet the needs of our clients and their customers in an efficient and effective manner.  We expect to strengthen our technology leadership early in fiscal 2011.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months ended December 31, 2010 and 2009:

	Three months ended December 31,		Variance
			2010 vs. 2009
(in thousands, except percentages)	2010	2009	$	%
Revenues	$32,970	$32,768	$202	0.6%
Costs and expenses	34,103	33,628	475	1.4%
Loss from continuing operations before other income and income taxes	(1,133)	(860)	(273)	(31.7)%
Other income	37	139	(102)	(73.4)%
Loss from continuing operations before income taxes	(1,096)	(721)	(375)	(52.0)%
Income tax provision	1	—	1	100.0%
Loss from continuing operations	(1,097)	(721)	(376)	(52.2)%
Income (loss) from discontinued operations, net	2	(54)	56	103.7%
Net loss	$(1,095)	$(775)	$(320)	(41.3)%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing Operations.

Tier Technologies, Inc.

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core EPS business and our Wind-down operations.  The following is an analysis of the variances in these financial results.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three months ended December 31, 2010 and 2009:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Revenues
EPS	$32,477	$31,920	$557	1.7%
Wind-down	493	848	(355)	(41.9)%
Total	$32,970	$32,768	$202	0.6%

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

EPS generated $32.5 million of revenues during the three months ended December 31, 2010, a $0.6 million, or 1.7%, increase over the three months ended December 31, 2009.  During the three months ended December 31, 2010, we processed 11.0% more transactions than we did in the same period last year, representing 4.2% more dollars.  The lower growth in dollars processed, as compared with growth in transactions, is due primarily to the success of our stated strategic intent to develop new verticals to diversify the business.  A significant amount of the new transactions were from verticals with lower average dollar size per transaction.  For example, average utility payments per transaction are lower than average payments in our established property tax and income tax businesses.  The economic environment has also caused average payment size to decline.  Most of our verticals experienced an increase in transactions processed during the three months ended December 31, 2010 compared to the same period last year, ranging from 5.2% to 63.0%.  During the three months ended December 31, 2010, we added 124 new payment types.  We currently offer nearly 9,100 payment types.

Our gross margin from Continuing Operations (which we calculate by subtracting (i) direct costs for Continuing Operations from (ii) revenue from Continuing Operations) and gross margin percentage (which we calculate by dividing (i) gross margin from Continuing Operations by (ii) revenue from Continuing Operations) depend on four principal factors: revenue, cost, the number of transactions processed, and the mix of transactions among verticals.

•
Our revenue from a transaction depends on whether we receive a flat fee for the transaction, or whether our revenue is equal to a percentage of the amount paid, and the amount of the fee or the percentage.  Whether we receive a flat fee or a percentage, and the amount of these, depends on many competitive considerations, including regulations of payment networks, the competition we face, and the level of service that we provide.  If our revenue is equal to a percentage of the amount paid, then revenue will also be affected by all the factors that cause payment amounts to differ.

•
Our direct cost for a transaction depends principally on how the payment is made.  It costs us more to process certain types of transactions and less to process other types of transactions.  We discuss our EPS direct costs in more detail below.

Tier Technologies, Inc.

•
The number of transactions we process and the mix of transactions among verticals are influenced by many considerations, including bill-payers’ preferences for electronic forms of payment; the shift among federal, state, and local governments, educational institutions, and private entities to electronic payment options; the success of our sales and marketing effort; and the attractiveness of our products and services, among other things.

Each of these factors is subject to change, and some changes in the composition of our business affect more than one of these factors.  As a result of these changes, our gross margin from Continuing Operations and our gross margin percentage may change at different rates from each other.

We expect to see revenue growth in fiscal year 2011 compared with the fiscal year 2010 as we continue to add new payment types for existing clients and continue our selling and marketing efforts to add new clients within our verticals.  As with the fiscal year 2010, the rate of growth will be dependent on general economic trends.  Our government-based businesses, especially in the tax verticals, experienced low revenue growth during fiscal year 2010 and we have the same expectation for fiscal year 2011.

Wind-down Revenues:  During the three months ended December 31, 2010, our Wind-down operations generated $0.5 million in revenues, a $0.4 million, or 41.9%, decrease from the three months ended December 31, 2009.  Completion of several maintenance contracts within our Voice and Systems Automation, or VSA, business contributed to the decrease.  We expect to continue to see decreases in Wind-down revenues as we continue to complete and wind down existing maintenance projects over the next two years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three months ended December 31, 2010 and 2009:
	Three months ended December 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Direct costs
EPS:
Discount fees	$23,319	$22,348	$971	4.3%
Other costs	1,498	1,484	14	0.9%
Total EPS	24,817	23,832	985	4.1%
Wind-down	53	260	(207)	(79.6)%
Total	$24,870	$24,092	$778	3.2%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Consistent with the growth of our EPS revenues, EPS direct costs increased $1.0 million, or 4.1%, during the three months ended December 31, 2010 compared to the same period last year.  Discount fees increased $1.0 million, or 4.3%, over the same period last year.  Discount fees are influenced by the number of transactions processed as well as the payment type selected.  During the three months ended December 31, 2010, we processed more transactions, which contributed to the increase in discount fees.  Further contributing to the increase in discount fees are the fluctuation of payment methods.  We continue to explore and implement cost savings initiatives related to our processing fees.  Finally, the three months ended December 31, 2009 benefited from a one-time cost benefit of $0.3 million in settlement funds received relating to our payment card processing fees.

Tier Technologies, Inc.

Other direct costs increased $14,000, or 0.9%, during the three months ended December 31, 2010.  We incurred $0.1 million associated with one-time integration costs within our Education vertical.  This was offset by decreases in labor and labor-related expenses as well as reduced telephony costs attributable to efforts to improve efficiencies in our telephony structure and reduce pricing.

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

Wind-down Direct Costs:  During the three months ended December 31, 2010, direct costs from our Wind-down operations decreased $0.2 million, or 79.6%, from the same period last year, consistent with the completion of projects.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2011.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three months ended December 31, 2010 and 2009:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
General and administrative
EPS	$5,939	$6,221	$(282)	(4.5)%
Wind-down	(14)	106	(120)	(113.2)%
Total	$5,925	$6,327	$(402)	(6.4)%

EPS General and Administrative:  During the three months ended December 31, 2010, EPS incurred $5.9 million of general and administrative expenses, a $0.3 million, or 4.5%, decrease over the same period last year.  During the three months ended December 31, 2010, we experienced decreases of $0.3 million in legal fees due to the absence of fees incurred last fiscal year relating to corporate governance issues.  During fiscal year 2009 we completed our San Ramon, California and Auburn, Alabama office consolidation efforts which resulted in the absence of $0.2 million in restructuring expense during the three months ended December 31, 2010.  Further contributing to the overall decrease in expense were: $0.1 million in reduced facilities expense as a result of our office consolidations and the relocation of our Reston, Virginia headquarters to a smaller facility; $0.1 million in reduced bad debt expense as we continue to benefit from collection efforts on accounts receivable; $0.1 million in reduced telephony costs as a result of efforts to improve telephony structure and price reductions; and $0.1 million in reduced travel and travel related costs due to changes in management staffing.

Offsetting the overall decrease in costs is an increase of $0.4 million in labor and labor-related expenses. The overall increase is primarily the result of $0.4 million of labor and labor-related costs expensed because of our decision not to complete some internally developed software projects, as well as additional costs required by outside consultants for software and platform maintenance efforts.  We also incurred a $0.1 million increase in share-based payment expense, primarily related to the recognition of restricted stock unit awards to our board of directors, offset by the absence of expense for two executives in our performance stock unit program.  These increases were offset by a decrease in cash incentive expense of $0.2 million during the three months ended December 31, 2010, which is based on the current fiscal years cash incentive target payout as determined during our fiscal year budgeting process.  In addition, we incurred $0.1 million in additional software maintenance costs resulting from increased data security initiatives.

Tier Technologies, Inc.

During fiscal year 2010 we incurred some one-time costs we do not anticipate incurring during fiscal year 2011.  As such, we are expecting our general and administrative costs to decrease during fiscal year 2011.

Wind-down General and Administrative:  During the three months ended December 31, 2010, general and administrative costs for Wind-down operations decreased $0.1 million, or 113.2%, over the same period last year.  This reduction is attributable to the final payment received on a Pension project, which resulted in the reversal of bad debt expense previously recognized.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three months ended December 31, 2010 and 2009:
	Three months ended December 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Selling and marketing
EPS	$1,550	$1,601	$(51)	(3.2)%
Wind-down	—	—	—	—
Total	$1,550	$1,601	$(51)	(3.2)%

EPS Selling and Marketing:  During the three months ended December 31, 2010, EPS incurred $1.6 million of selling and marketing expenses, a $51,000, or 3.2%, decrease over the same period last year.  Advertising expenses decreased $0.1 million during the three months ended December 31, 2010, when compared to the same period last year, primarily due to reduced strategic partnership fees as a result of reduced partnership revenue and the completion in the prior fiscal year of a market research initiative.  A reduction in our sales force during the three months ended December 31, 2010 resulted in a decrease of labor and labor-related expenses and travel related expenses of $0.1 million.  Offsetting these decreases is an increase of $0.1 million in severance expenses relating to the reduction in the sales force and nearly $0.1 million of increased commission expenses resulting from additional payouts related to the prior fiscal year plan.

During fiscal year 2011, we anticipate an increase in selling and marketing expenses, primarily in labor and labor related expenses, as well as advertising expenses, as we focus on adding new clients and new payment types and services to existing clients.

Wind-down Selling and Marketing:  As a result of our decision to not pursue new contracts within Wind-down, we did not incur any selling and marketing expenses during the three months ended December 31, 2010.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three months ended December 31, 2010 and 2009:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2010	2009	$	%
Depreciation and amortization
EPS	$1,758	$1,335	$423	31.7%
Wind-down	—	273	(273)	(100.0)%
Total	$1,758	$1,608	$150	9.3%

Tier Technologies, Inc.

Depreciation and amortization relating to EPS increased during the three months ended December 31, 2010 by $0.4 million, or 31.7%, primarily associated with internally developed software projects placed into production during fiscal year 2010.  We did not incur any amortization expense for our Wind-down operation for the three months ended December 31, 2010.

Other Income (Continuing Operations)

Interest income, net:  Interest income during the three months ended December 31, 2010 decreased $0.1 million compared to the three months ended December 31, 2009, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities as possible and invest the funds in money market accounts, treasury bills, certificates of deposit and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Gain on investment:  During the three months ended December 31, 2009, we recognized a $12,000 gain related to the increase in fair value of our auction rate securities.  These securities were sold during fiscal year 2010.

Income Tax Provision (Continuing Operations)

During the three months ended December 31, 2010, we reported an income tax provision of $1,000.  We did not report an income tax provision for the three months ended December 31, 2009.  The provision for income taxes represents state tax obligations incurred by our EPS operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At December 31, 2010, we had $111.3 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2030, and $94.7 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2025.  Our ability to realize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382.  The balance of our federal net operating loss carryforwards is currently limited to $5,993,000 per annum pursuant to Internal Revenue Code Section 382.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 we had $62.5 million in cash, cash equivalents and marketable securities compared with $54.0 million at September 30, 2010.  In addition, at December 31, 2010, we had restricted cash of $6.0 million, compared with $7.3 million at September 30, 2010.  Of that restricted cash amount $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  At December 31, 2010, we had an Amended and Restated Credit and Security Agreement, as amended, with our lender, under which we were able to obtain up to $5.0 million of letters of credit.  This agreement also granted the lender a perfected security interest in cash collateral in an amount equal to all issued and to be issued letters of credit.  As of December 31, 2010, we did not have any letters of credit outstanding against this facility.  This credit facility expired January 31, 2011.  We do not plan to renew this credit facility.

As discussed in Note 8—Contingencies and Commitments and Note 5—Customer Concentration and Risk our Consolidated Balance Sheets includes settlements payable and receivable.  Our $62.5 million in cash, cash equivalents and marketable securities includes funds that have settled to us that we have not yet distributed to clients due to the timing of bank transactions of $24.0 million and $8.8 million of accrued discount fees.  These items reduce our cash available for company use.  Offsetting this reduction of cash available to Tier is $17.0 million of cash which we expect to receive within one to two days as settlements from credit card companies or banks.  Therefore, the cash, cash equivalents and marketable securities

Tier Technologies, Inc.

available to Tier is $46.7 million (cash, cash equivalents, and marketable securities less settlements payable and accrued discount fees plus settlements receivable).

In addition, in January 2011, we purchased $10.0 million of our common stock pursuant to our tender offer.  Information regarding the tender offer can be found in Note 13—Shareholders’ Equity and Note 14—Subsequent Events.

Our current investment strategy is to ensure our cash, cash equivalents and marketable securities remain as liquid as possible.  We intend to concentrate our investments in short term U.S. Treasury bills to ensure we can meet our liquidity needs over the next twelve months.  We believe we have sufficient liquidity to meet currently anticipated needs, including capital expenditures, working capital investments, and acquisitions for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Currently, we do not have any short or long-term debt.

Net Cash from Continuing Operations—Operating Activities.  During the three months ended December 31, 2010, our operating activities from Continuing Operations provided $8.2 million of cash.  This reflects a net loss of $1.1 million from Continuing Operations and $2.8 million of non-cash items.  During the three months ended December 31, 2010, $15.0 million of cash was generated by an increase in accounts and settlements payable and accrued liabilities and a decrease in prepaid expense and other assets contributed $0.1 million of cash.  An increase in accounts and settlements receivable used $8.6 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from Continuing Operations for the three months ended December 31, 2010 was $1.9 million, including $8.3 million of cash provided by maturities of marketable securities and $1.0 million of cash provided by the maturities of restricted investments, offset by $6.0 million of cash used to purchase marketable securities.  During the three months ended December 31, 2010, $1.3 million of cash was used for the purchase of equipment and software to support our EPS operations and additional goodwill related to the ChoicePay earn-out.

Net Cash from Continuing Operations—Financing Activities.  For the three months ended December 31, 2010 $0.3 million of cash was generated from the issuance of common stock, offset by $8,000 of cash used for capital lease obligations.

CONTRACTUAL OBLIGATIONS

During the three months ended December 31, 2010, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon our financial results.  We believe that of our accounting policies, the following estimates and assumptions, which require complex subjective judgments by management, could have a material impact on reported results:  collectability of receivables; share-based compensation; valuation of goodwill, intangibles and investments; contingent liabilities; and effective tax rates, deferred taxes and associated valuation allowances.  Actual results could differ materially from management’s estimates.

For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Tier Technologies, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, and government and non-government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percent from levels at December 31, 2010, the fair value of the portfolio would decline by about $20,000.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Financial Reform Act may significantly and negatively impact our revenues and earnings.  As a result of the financial crisis, the financial services industry continues to experience increased legislative and regulatory scrutiny, including the enactment of legislative and regulatory initiatives such the Dodd-Frank Wall Street Reform and Consumer Protection Act (House Resolution 4173) also known as the “Restoring American Financial Stability Act” or the “Financial Reform Act”. This legislation provides for comprehensive financial regulatory reform, and may have a significant and negative impact on our earnings through fee reductions, increased regulatory and implementation costs, and new restrictions on how we structure and sell our services.  A part of this legislation authorizes the Federal Reserve to limit

Tier Technologies, Inc.

debit card interchange fees. Under the Financial Reform Act, which includes the Durbin Amendment to the Electronic Fund Transfer Act, the Federal Reserve must adopt rules within nine months of enactment of this legislation regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. The amendment would direct the Federal Reserve to issue regulations to ensure that interchange fees imposed on debit card transactions be "reasonable and proportional" to the cost incurred.  Elimination or reduction of interchange fees for debit card transactions could result in a reduction in the fees we charge. Our business is highly dependent on the fees we generate from debit card transactions.  This legislation could significantly reduce our revenue which could result in a decline in our stock price.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal and state laws and regulations, including some states’ money transmitter regulations and related licensing requirements, and anti-money laundering laws.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with payment transaction services is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We are

Tier Technologies, Inc.

registered as a money services business, have a number of state money transmitter licenses and have additional applications for licensure as a money transmitter pending.  We entered into consent orders with three states which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and two other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of internet transactions, and related payment of fees and fines.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

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

Tier Technologies, Inc.

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

The “Financial Reform Act” provides for comprehensive financial regulatory reform, and may have a significant impact on our compliance requirements and increased regulatory and implementation costs, including restrictions on how we structure and sell our services. At this time, it is difficult to predict the extent to which the Financial Reform Act or the resulting rules and regulations will impact our business.  Compliance with these new laws and regulations will likely result in additional costs which could be significant and could adversely impact our results of operations, financial condition and liquidity.

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

Our revenues may fluctuate, and our ability to maintain profitability is uncertain.  Our business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations, educational, utility and rent obligations, and other payment obligations. Our revenues depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  Demand for our services could decline if consumers are not receptive to paying a convenience fee, card associations change their rules, laws are passed that do not allow us to charge the convenience fees, or if credit or debit card issuers, marketing partners, or alliance partners change terms, terminate services or products, or eliminate or reduce the value of rewards to consumers under their respective rewards programs.  The fees charged by credit/debit card associations, financial institutions, and our suppliers can be increased with little or no notice, which could reduce our margins and harm our profitability.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Amendment of Solicitation/Modification of Contract No. 0007 dated December 30, 2010 between the Internal Revenue Service and Official Payments Corporation †
10.2	Separation Agreement and Release effective as of the Separation Date (defined therein) between Tier Technologies, Inc. and Ronald L. Rossetti (1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†      Filed herewith.

(1)	Filed as an exhibit to Form 8-K, filed January 4, 2011, and incorporated herein by reference.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: February 7, 2011

	By:	/s/ Ronald W. Johnston
Ronald W. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

Tier Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment of Solicitation/Modification of Contract No. 0007 dated December 30, 2010 between the Internal Revenue Service and Official Payments Corporation †
10.2	Separation Agreement and Release effective as of the Separation Date (defined therein) between Tier Technologies, Inc. and Ronald L. Rossetti (1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†      Filed herewith.

(1)	Filed as an exhibit to Form 8-K, filed January 4, 2011, and incorporated herein by reference.