Form 10-K/A
TIER TECHNOLOGIES INC
filed 2011-04-15
CIK 1045150

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

As of March 31, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $109,921,041, based on the closing sale price of the common stock on March 31, 2010, as reported on The NASDAQ Stock Market.  As of April 13, 2011 there were 16,596,621 shares of common stock outstanding.

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 with the Securities and Exchange Commission (“SEC”) on November 22, 2010, and amended it on January 28, 2011 to include the disclosures required by Part III of Form 10-K, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement. We are filing this Amendment No. 2 to Form 10-K for the sole purpose of filing a revised Exhibit 10.43 to the Form 10-K, in order to disclose certain information for which we had submitted a confidential treatment request. The revised Exhibit 10.43 is being filed as a result of our withdrawal of this confidential treatment request.

In connection with the filing of this Amendment No. 2 to Form 10-K and pursuant to the rules of the SEC, we are including certain currently dated certifications. Accordingly, Item 15 of Part IV has been amended to reflect both the filing of the revised Exhibit 10.43 and the filing of these currently dated certifications.

This Amendment No. 2 to Form 10-K does not reflect events occurring after the original filing of our Annual Report on Form 10-K on November 22, 2010 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

10.24	Employment Agreement between Tier Technologies, Inc. and Nina K. Vellayan, dated September 22, 2008 (20)*
10.25	Enterprise Value Award Plan Amendment to Reflect Supplemental Award dated December 4, 2008 between Tier Technologies, Inc. and Ronald L. Rossetti (21)*
10.26	Tier Technologies, Inc. Executive Performance Stock Unit Plan (22)*
10.27	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (23)*
10.28	Renewal Letter: Short Clear Extension of Termination Date between Tier Technologies, Inc., Official Payments Corporation, EPOS Corporation and City National Bank (24)
10.29	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and Official Payments Corporation (25)
10.30	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue Service and Official Payments Corporation (25)
10.31	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.32	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.33	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.34	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation (25)
10.35	Deed of Lease agreement between Tier Technologies, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009 (26)
10.36	Agreement dated as of January 8, 2010 among Giant Investment, LLC, Parthenon Investors II, L.P., PCap Partners II, LLC, PCap II, LLC, John C. Rutherford, and Tier Technologies, Inc. (27)
10.37	Agreement dated February 25, 2010 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, and Michael R. Murphy and Tier Technologies, Inc. (28)
10.38	Fourth Amendment to Amended and Restated Credit and Security Agreement dated January 14, 2010 between Tier Technologies, Inc., Official Payments Corporation and City National Bank (29)
10.39	Letter Agreement dated July 15, 2010 between Charles W. Berger and Tier Technologies, Inc. (30)
10.40	Employment Agreement between Tier Technologies, Inc. and Alex P. Hart, dated August 10, 2010 (31)
10.41	First amendment to Employment Agreement between Tier Technologies, Inc and Alex P. Hart, dated August 13, 2010 (32)
10.42	Severance Agreement and Release of Claims dated August 17, 2010 between Nina Vellayan and Tier Technologies, Inc. (33)
10.43	Amendment of Solicitation/Modification of Contract No. 0006 dated July 12, 2010 between the Internal Revenue Service and Official Payments Corporation †
10.44	Letter of amendment to Employment Agreement dated August 31, 2010, between Ronald W. Johnston and Tier Technologies, Inc. (34)*
10.45	Letter of amendment to Employment Agreement dated November 3, 2010, between Keith Omsberg and Tier Technologies, Inc. (34)*

10.46	Employment Agreement between Tier Technologies, Inc. and Atul Garg, dated October 19, 2010 (34)*
10.47	Nonstatutory Stock Option Agreement for Inducement Grant between Tier Technologies, Inc. and Alex P. Hart (34)*
10.48	Incentive and Nonstatutory Stock Option Agreement between Tier Technologies, Inc. and Alex P. Hart (34)*
21.1	Subsidiaries of the Registrant (34)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm (34)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (34)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (34)
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (35)
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (35)
31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
31.6	Certification of Interim Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)
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
(21) Filed as an exhibit to Form 10-Q, filed May 11, 2009, and incorporated herein by reference
(22) Filed as a Form 8-K, filed January 22, 2009, and incorporated herein by reference
(23) Filed as an exhibit to  Form 8-K, filed May 19, 2009, and incorporated herein by reference
(24) Filed as an exhibit to Form 10-K, filed November 10, 2009, and incorporated herein by reference
(25) Filed as an exhibit to Form 10-K/A (Amendment 3), filed June 22, 2010 and incorporated herein by reference
(26) Filed as an exhibit to Form 10-Q, filed February 9, 2010, and incorporated herein by reference
(27) Filed as an exhibit to Form 8-K, filed January 11, 2010, and incorporated herein by reference
(28) Filed as an exhibit to Form 8-K, filed March 1, 2010, and incorporated herein by reference
(29) Filed as an exhibit to Form 10-Q, filed May 10, 2010, and incorporated herein by reference
(30) Filed as an exhibit to Form 8-K, filed July 19, 2010, and incorporated herein by reference
(31) Filed as an exhibit to Form 8-K, filed August 11, 2010, and incorporated herein by reference
(32) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(33) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(34) Previously filed as an exhibit to Form 10-K filed November 22, 2010
(35) Previously filed as an exhibit to Form 10-K/A (Amendment 1) filed January 28, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tier Technologies, Inc.

Dated: April 15, 2011	By: /s/ Alex P. Hart
Alex P. Hart
President and Chief Executive Officer

 Exhibit 31.5

CERTIFICATIONS

I, Alex P. Hart, certify that:

1.	I have reviewed this Amendment No. 2 on Form 10-K/A of Tier Technologies, Inc.; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

April 15, 2011	/s/ Alex P. Hart
Alex P. Hart
President and Chief Executive Officer

Exhibit 31.6

CERTIFICATIONS

I, John Guszak, certify that:

1.	I have reviewed this Amendment No. 2 on Form 10-K/A of Tier Technologies, Inc.; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

April 15, 2011	/s/ John Guszak
John Guszak
Interim Principal Financial Officer