Form 10-Q
period 2011-05-09
TIER TECHNOLOGIES INC
filed 2011-05-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
__________________

Commission file number 000-23195

TIER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11130 Sunrise Valley Drive, Suite 300 Reston, Virginia	20191
(Address of principal executive offices)	(Zip code)

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

At April 30, 2011 there were 16,596,621 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or Tier’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  Tier undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect Tier’s financial results in all our markets, which we refer to as “verticals,” particularly the federal vertical, the state and local vertical and property tax vertical;  effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow EPS revenue while controlling our costs; the potential loss of funding by clients, including due to government budget shortfalls or revisions to mandated statutes; the timing, initiation, completion, renewal, extension or early termination of client projects; our ability to realize revenues from our business development opportunities; the impact of governmental investigations or litigation; and unanticipated claims as a result of project performance, including due to the failure of software providers or subcontractors to satisfactorily complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 35 of this report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$43,043	$45,757
Investments in marketable securities	—	8,249
Restricted investments	—	1,311
Accounts receivable, net	3,556	4,883
Settlements receivable, net	10,774	8,356
Prepaid expenses and other current assets	1,265	1,407
Total current assets	58,638	69,963

Property, equipment and software, net	12,409	12,032
Goodwill	17,416	17,381
Other intangible assets, net	5,758	7,477
Restricted investments	6,000	6,000
Other assets	165	172
Total assets	$100,386	$113,025

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$286	$1,059
Settlements payable	12,770	10,716
Accrued compensation liabilities	3,115	4,261
Accrued discount fees	4,940	4,624
Other accrued liabilities	2,553	2,718
Deferred income	489	558
Total current liabilities	24,153	23,936
Other liabilities:
Deferred rent	1,490	1,257
Other liabilities	708	596
Total other liabilities	2,198	1,853
Total liabilities	26,351	25,789

Contingencies and commitments (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,772 and 20,706; shares outstanding: 16,597 and 18,170	192,948	193,620
Treasury stock—at cost, 4,175 and 2,536 shares	(31,383)	(21,020)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(87,530)	(85,363)
Total shareholders’ equity	74,035	87,236
Total liabilities and shareholders’ equity	$100,386	$113,025

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues	$30,266	$30,674	$63,236	$63,442

Costs and expenses:
Direct costs	23,332	22,536	48,202	46,628
General and administrative	4,884	6,192	10,809	12,519
Selling and marketing	1,822	1,438	3,372	3,039
Depreciation and amortization	1,806	1,635	3,564	3,243
Total costs and expenses	31,844	31,801	65,947	65,429
Loss from continuing operations before other income and income taxes	(1,578)	(1,127)	(2,711)	(1,987)

Other income:
Interest income, net	20	171	57	298
Gain on investments	—	2	—	14
Total other income	20	173	57	312

Loss from continuing operations before income taxes	(1,558)	(954)	(2,654)	(1,675)
I Income tax benefit	(186)	(145)	(185)	(145)

Loss from continuing operations	(1,372)	(809)	(2,469)	(1,530)
Gain from discontinued operations, net	300	295	302	241

Net loss	$(1,072)	$(514)	$(2,167)	$(1,289)

(Loss) gain per share—Basic and diluted:
From continuing operations	$(0.08)	$(0.04)	$(0.14)	$(0.08)
From discontinued operations	0.02	0.01	0.02	0.01
(Loss) gain per share—Basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.07)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,928	18,151	17,577	18,154

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2011	2010	2011	2010
Net loss	$(1,072)	$(514)	$(2,167)	$(1,289)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment in marketable securities	—	(1)	1	(1)
Other comprehensive (loss) income	—	(1)	1	(1)
Comprehensive loss	$(1,072)	$(515)	$(2,166)	$(1,290)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,167)	$(1,289)
Less: Gain from discontinued operations, net	302	241
Loss from continuing operations, net	(2,469)	(1,530)
Non-cash items included in net loss:
Depreciation and amortization	3,564	3,243
Provision for doubtful accounts	192	511
Deferred rent	224	165
Share-based compensation	(846)	1,079
Capitalized software impairment loss	246	—
Gain on trading securities	—	(14)
Other	—	(6)
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	(1,283)	(63)
Prepaid expenses and other assets	171	(272)
Accounts and settlements payable and accrued liabilities	290	6,175
Income taxes receivable	(22)	49
Deferred income	(69)	(283)
Cash (used in) provided by operating activities from continuing operations	(2)	9,054
Cash used in operating activities from discontinued operations	(7)	(219)
Cash (used in) provided by operating activities	(9)	8,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,998)	(6,897)
Maturities of available-for-sale securities	14,576	5,998
Sales of trading securities	—	5,200
Maturities of restricted investments	983	—
Purchase of equipment and software	(2,450)	(2,605)
Additions to goodwill—ChoicePay acquisition	(35)	(19)
Collection on note receivable	—	261
Cash provided by investing activities from continuing operations	7,076	1,938
Cash provided by investing activities from discontinued operations	309	460
Cash provided by investing activities	7,385	2,398
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	289	—
Purchase of company stock	(10,363)	(749)
Capital lease obligations and other financing arrangements	(16)	(18)
Cash used in financing activities	(10,090)	(767)
Net (decrease) increase in cash and cash equivalents	(2,714)	10,466
Cash and cash equivalents at beginning of period	45,757	21,969
Cash and cash equivalents at end of period	$43,043	$32,435

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Six months ended March 31,
(in thousands)	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2	$12
Income taxes paid (refunded), net	$42	$(34)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$18	$—
Investments released from restriction	$327	$—
Decrease in fair value of ARS Rights	$—	$598
Increase in fair value of trading securities	$—	$584
Tenant improvements acquired with deferred rent credit	$—	$959

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
(unaudited)
NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier, primarily provides Electronic Payment Solutions, or EPS, services which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Federal—which includes federal income and business tax payments;

•	State and local—which includes state and local income tax payments and business tax payments;

•	Property tax—which covers state and local real property tax;

•	Utility—which includes private and public utilities;

•	Education—which consists of services to post-secondary educational institutions; and

•	Other—which includes local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal payments and fee payments, and personal property tax payments.

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

For additional information about our EPS and Wind-down operations, see Note 9—Segment Information.

BASIS OF PRESENTATION

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended.  They are unaudited and exclude some disclosures required for annual financial statements. We reclassified historical information in the Consolidated Statement of Cash Flows to conform with the current period presentations. Within discontinued operations, we reclassified from operating activities to investing activities, the gain on disposal of discontinued operations. We believe we have made all necessary adjustments so that our Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature.

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

Tier Technologies, Inc.

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

NOTE 3—INVESTMENTS

At March 31, 2011, all of our investments were classified as cash and cash equivalents. We had $8.2 million of discount notes classified as available-for sale as defined by GAAP at September 30, 2010. In addition, our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  This money market investment is reported as Restricted investments on the Consolidated Balance Sheets.

Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current investments in marketable securities:

	March 31, 2011			September 30, 2010
(in thousands)	Amortized cost	Unrealized gain (loss)	Estimated fair value	Amortized cost	Unrealized gain (loss)	Estimated fair value
Investments in marketable securities:
Certificates of deposit	$—	$—	$—	$50	$—	$50
Discount notes	—	—	—	8,199	—	8,199
Total marketable securities	—	—	—	8,249	—	8,249

Total investments	$—	$—	$—	$8,249	$—	$8,249

NOTE 4—FAIR VALUE MEASUREMENTS

Fair value is defined under US GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in

Tier Technologies, Inc.

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010.

Fair value measurements as of March 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U. S. Treasury bills	$21,749	$—	$—	$21,749
Money market	992	—	—	992

Restricted investments:
Money market	6,000	—	—	6,000
Total	$28,741	$—	$—	$28,741

Fair value measurements as of September 30, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury bills	$23,514	$—	$—	$23,514
Money market	1,932	—	—	1,932

Investments in marketable securities:
Discount notes	—	8,199	—	8,199
Certificates of deposit	—	50	—	50

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,311	—	1,311
Total	$31,446	$9,560	$—	$41,006

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from EPS operations.

The following table shows the revenues specific to our contract with the IRS:

	Six months ended March 31,
(in thousands)	2011	2010
Revenue	$8,997	$8,000
Percentage of EPS revenue	14.4%	12.9%

Tier Technologies, Inc

Accounts receivable, net.  We reported $3.6 million and $4.9 million in Accounts receivable, net on our Consolidated Balance Sheets for March 31, 2011 and September 30, 2010, respectively.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 8.0% and 19.8% of the balances reported at March 31, 2011 and September 30, 2010, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next two years.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of March 31, 2011 and September 30, 2010, Accounts receivable, net included an allowance for uncollectible accounts of $0.5 million and $1.1 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net. As of March 31, 2011 and September 30, 2010, we reported $10.8 million and $8.4 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 8-Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, we may be required to pay an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  As of March 31, 2011, we have paid ChoicePay approximately $118,900 for this earn-out.  We expect the remaining potential earn out will not exceed $300,000 over the remaining life of the agreement.  The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2011.

(in thousands)	EPS	Total
Balance at September 30, 2010	$17,381	$17,381
ChoicePay, Inc. earn out	35	35
Balance at March 31, 2011	$17,416	$17,416

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  No such events occurred during the six months ended March 31, 2011.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the six months ended March 31, 2011.  During the three months ended March 31, 2011 we evaluated the life of our client relationships acquired with the ChoicePay acquisition.  This evaluation led to the decision to shorten the life of those client relationships to ten years from sixteen.  The amortization period has been adjusted

Tier Technologies, Inc

prospectively to reflect the reduction in expected life.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		March 31, 2011			September 30, 2010
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-10 years	$26,059	$(21,727)	$4,332	$30,037	$(24,378)	$5,659
Technology and research and development	5 years	1,842	(983)	859	5,618	(4,556)	1,062
Trademarks	6-10 years	3,463	(2,896)	567	3,463	(2,707)	756
Other intangible assets, net		$31,364	$(25,606)	$5,758	$39,118	$(31,641)	$7,477

During the six months ended March 31, 2011, we recognized $1.7 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2011	2010	2011	2010
Current income tax provision:
State	$20	$15	$22		$15
Federal	—	—	—		—
Total provision for income taxes	$20	$15	$22	$	$ 15

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax expense related to Continuing Operations for the three and six months ended March 31, 2011 includes a benefit of $0.2 million due to the required intra-period tax allocation.  Conversely, Discontinued Operations for the three and six months ended March 31, 2011 includes a charge of $0.2 million related to a gain on disposal of discontinued operations.

Tier Technologies, Inc

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of March 31, 2011 we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2006.  As of March 31, 2011, we were not engaged in a federal audit. Currently, we are in the process of providing information for a Virginia state income tax audit.

As of March 31, 2011, we had no unrecognized tax benefits.

NOTE 8-CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At March 31, 2011, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At March 31, 2011 and September 30, 2010, we had legal accruals of $1.0 million and $1.0 million, respectively, based upon estimates of key legal matters.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $12.8 million and $10.7 million, respectively, of settlements payable at March 31, 2011 and September 30, 2010.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At March 31, 2011, our investment portfolio is solely comprised of U.S. Treasury bills. Our investment portfolio and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At March 31, 2011, we had $9.4 million of bonds posted with 43 jurisdictions.  There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At March 31, 2011, we had $6.1 million of bonds posted with clients.  There were no claims pending against any of these bonds.

In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc., or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As part of the agreement, we are required to leave in place a $2.4 million performance bond on the continuing contract with the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion will be delayed and additional funding is needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV

Tier Technologies, Inc

resources and RKV contractors. We retain certain liabilities for completion of the project and continue as the indemnitor under the performance bond. The project is scheduled to be completed in September 2011 and mediation will take place after that to discuss the cost of project completion.

Since the sale of the UI business in February 2009, we have had limited access to information about the project status and scope and have not received an accounting of the additional project tasks and their related costs to complete the contract.  In 2009, we offered $420,000 as a contribution towards project completion.  The parties involved could not come to an agreement, so we remain a party to the contract.

EMPLOYMENT AGREEMENTS

As of March 31, 2011, we had employment and change of control agreements with five executives.  If certain termination or change of control events were to occur under the five contracts as of March 31, 2011, we would have been required to pay up to $3.2 million.  We are also obligated to reimburse two of our executives for expenses incurred in moving their immediate family from their respective homes to the Reston area.  Under these obligations, we could be required to pay up to $130,000.

In March 2011, we accrued $0.3 million of severance expense associated with the departure on March 3, 2011, of our former CFO, in accordance with the Employment Agreement signed on July 1, 2008, amendment signed on August 31, 2010 and the Severance Agreement and Release of Claims dated March 4, 2011.  Pursuant to the terms of the employment agreement, the severance will be paid in September 2011. This accrual is included in Accrued compensation liabilities on our Consolidated Balance Sheets.

During the three months ended December 31, 2010, we paid $1.2 million to a former executive pursuant to the terms of the Employment Agreement and the Separation Agreement and Release executed by the former executive.  The severance payment was accrued in June 2010.

In February 2011, we paid $0.3 million to our former COO in accordance with the Employment Agreement signed on October 1, 2008 and the Severance Agreement and Release of Claims dated August 17, 2010.  The severance payment was accrued in August 2010.

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our chief executive officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  As of March 31, 2011, we may award up to 225,000 PSUs to key executives.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  The PSUs are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 10—Share-based Payment for additional information regarding the valuation of the PSUs.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of March 31, 2011 are as follows:

Tier Technologies, Inc

(in thousands)	Operating leases	Capital Leases (1)(2)	Total
Twelve months ending March 31,
2012	$767	$36	$803
2013	801	35	836
2014	823	8	831
2015	844	3	847
2016	738		738
Thereafter	1,528	—	1,528
Total minimum lease payments	$5,501	$82	$5,583

(1)	On our Consolidated Balance Sheets, the amount due within twelve months is included in Other accrued liabilities. The remainder is included in Other liabilities.
(2)	Total amount includes interest payments of $4.

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

The following table presents the results of operations for our EPS operations and our Wind-down operations for the three and six months ended March 31, 2011 and 2010.

Tier Technologies, Inc

(in thousands)	EPS	Wind- down	Total
Three months ended March 31, 2011:
Revenues	$29,904	$362	$30,266
Costs and expenses:
Direct costs	23,266	66	23,332
General and administrative	4,871	13	4,884
Selling and marketing	1,822	—	1,822
Depreciation and amortization	1,806	—	1,806
Total costs and expenses	31,765	79	31,844
(Loss) income from continuing operations before other income and income taxes	(1,861)	283	(1,578)
Other income:
Interest income, net	20	—	20
Total other income	20	—	20
(Loss) income from continuing operations before taxes	(1,841)	283	(1,558)
Income tax benefit	(186)	—	(186)
(Loss) income from continuing operations	$(1,655)	$283	$(1,372)

(in thousands)	EPS	Wind- down	Total
Three months ended March 31, 2010:
Revenues	$29,985	$689	$30,674
Costs and expenses:
Direct costs	22,223	313	22,536
General and administrative	6,092	100	6,192
Selling and marketing	1,438	—	1,438
Depreciation and amortization	1,329	306	1,635
Total costs and expenses	31,082	719	31,801
Loss from continuing operations before other income and income taxes	(1,097)	(30)	(1,127)
Other income:
Interest income, net	171	—	171
Gain on investments	2	—	2
Total other income	173	—	173
Loss from continuing operations before taxes	(924)	(30)	(954)
Income tax benefit	(145)	—	(145)
Loss from continuing operations	$(779)	$(30)	$(809)

Tier Technologies, Inc

(in thousands)	EPS	Wind- down	Total
Six months ended March 31, 2011:
Revenues	$62,381	$855	$63,236
Costs and expenses:
Direct costs	48,083	119	48,202
General and administrative	10,809	—	10,809
Selling and marketing	3,372	—	3,372
Depreciation and amortization	3,564	—	3,564
Total costs and expenses	65,828	119	65,947
(Loss) income from continuing operations before other income and income taxes	(3,447)	736	(2,711)
Other income:
Interest income, net	57	—	57
Total other income	57	—	57
(Loss) income from continuing operations before taxes	(3,390)	736	(2,654)
Income tax benefit	(185)	—	(185)
(Loss) income from continuing operations	$(3,205)	$736	$(2,469)

(in thousands)	EPS	Wind- down	Total
Six months ended March 31, 2010:
Revenues	$61,905	$1,537	$63,442
Costs and expenses:
Direct costs	46,055	573	46,628
General and administrative	12,313	206	12,519
Selling and marketing	3,039	—	3,039
Depreciation and amortization	2,664	579	3,243
Total costs and expenses	64,071	1,358	65,429
(Loss) income from continuing operations before other income and income taxes	(2,166)	179	(1,987)
Other income:
Interest income, net	298	—	298
Gain on investments	14	—	14
Total other income	312	—	312
(Loss) income from continuing operations before taxes	(1,854)	179	(1,675)
Income tax benefit	(145)	—	(145)
(Loss) income from continuing operations	$(1,709)	$179	$(1,530)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	March 31, 2011	September 30, 2010
Continuing operations:
EPS	$100,079	$112,368
Wind-down	307	657
Total assets	$100,386	$113,025

Tier Technologies, Inc

NOTE 10—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Generally, these options vest as to 20% of the underlying shares each year on the anniversary of the date granted and expire in ten years.  At March 31, 2011, there were 1,858,703 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 80,000 during the three months ended March 31, 2011 and over the six months ended we awarded 280,000 options from the Plan.

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	—	5.00	—
Interest rate (based on U.S. Treasury yields at time of grant)	2.39%	—%	1.52%	—%
Volatility	46.65%	—%	46.89%	—%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$2.48	$—	$2.41	$—
Weighted-average intrinsic value of options exercised (in thousands)	$1	$—	$83	$—

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

STOCK OPTIONS

Stock option activity for all option grants for the six months ended March 31, 2011 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2010	2,453	$7.43
Granted	280	5.71
Exercised	(66)	4.38
Forfeitures or expirations	(299)	7.20
Options outstanding at March 31, 2011	2,368	$7.34	6.97 years	$267
Options vested and expected to vest at March 31, 2011	2,020	$7.40	6.79 years	$206
Options exercisable at March 31, 2011	1,336	$8.10	5.68 years	$84

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. Stock-based

Tier Technologies, Inc

compensation expense was $0.2 million for the three months ended March 31, 2011 and 2010 and $0.4 million for the six months ended March 31, 2011 and 2010.

As of March 31, 2011 a total of $1.8 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.99 year weighted-average period.

RESTRICTED STOCK UNITS

The 700,000 restricted stock units awarded to our former CEO contained a price target and a service condition to vest. Due to the departure of the former CEO in June 2010, the service condition was not met. However, pursuant to his separation agreement, if the target was achieved by March 26, 2011, the RSUs would vest. The price target was not attained; therefore the RSUs did not vest. US GAAP allows us to reverse the expense recognized on an award in which the service condition was not met. In March 2011, we reversed $1.5 million in expense related to these RSUs.

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

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

(in thousands)	2010 annual meeting	2009 annual meeting
Expense recognized for the quarter ended March 31, 2011	$57	$9
Expense recognized through March 31, 2011	$272	$477	(a)
Estimated expense to be recognized through vesting date	(b)	(b)

(a)	This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.
(b)
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

Tier Technologies, Inc

the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that have been awarded to the executive.

As of March 31, 2011, we may award up to 225,000 PSUs under the PSU Plan.  At March 31, 2011, these PSUs are recorded at their fair value of $0.1 million, as Other liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the fair value using the following assumptions:

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00
Remaining period that units will be outstanding (in years)	0.68
Interest rate (based on U.S. Treasury yield)	0.22%
Volatility	47.88%
Dividend yield	—
Weighted-average fair value of PSUs granted	$0.32

The following table provides information on the expense related to the performance stock unit awards:

(in thousands)	Liability Award
Expense recognized for the quarter ended March 31, 2011	$(139)
Expense recognized through March 31, 2011	$53
Estimated expense to be recognized through December 2011	(a)

(a)
Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter and other assumptions noted above as used in the Monte Carlo simulation.  We are unable to estimate the expense expected to be recognized for these awards.

NOTE 11—DISCONTINUED OPERATIONS

SUMMARY OF REVENUE AND (LOSS)/INCOME FROM DISCONTINUED OPERATIONS

Except for minor transitional activities, we do not have any ongoing involvement or cash flows from former GBPO and PSSI businesses that we divested during fiscal 2008 and fiscal 2009.  The following table summarizes our revenue and pre-tax income, prior to any gain/(loss) on sale, and net loss from discontinued operations generated by these operations for the three and six months ended March 31, 2011 and 2010.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2011	2010	2011	2010
Revenues (Discontinued operations):
GBPO	$—	$—	$—	$—
PSSI	—	—	—	—
Total revenues	$—	$—	$—	$—
Income (loss) from discontinued operations:
GBPO	$—	$—	$—	$—
PSSI	2	(165)	(7)	(219)
Income (loss) before taxes	2	(165)	(7)	(219)
Gain on disposal (net of taxes):
GBPO	298	450	298	450
PSSI	—	10	11	10
Net income from discontinued operations	$300	$295	$302	$241

Tier Technologies, Inc

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(1,372)	$(809)	$(2,469)	$(1,530)
Discontinued operations, net of income taxes	300	295	302	241
Net loss	$(1,072)	$(514)	$(2,167)	$(1,289)
Denominator:
Weighted-average common shares outstanding	16,928	18,151	17,577	18,154
Effects of dilutive common stock options	—	—	—	—
Adjusted weighted-average shares	16,928	18,151	17,577	18,154
(Loss) earnings per basic and diluted share
From continuing operations	$(0.08)	$(0.04)	$(0.14)	$(0.08)
From discontinued operations	0.02	0.01	0.02	0.01
Loss per basic and diluted share	$(0.06)	$(0.03)	$(0.12)	$(0.07)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2011	2010	2011	2010
Weighted-average options excluded from computation of diluted loss per share	1,254	1,217	1,534	1,001

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2011	2010	2011	2010
Common stock equivalents excluded from computation of diluted loss per share	39	540	31	565

NOTE 13—SHAREHOLDERS’ EQUITY

COMMON STOCK REPURCHASE PROGRAM

On November 11, 2010, our Board of Directors, or the Board, terminated the stock repurchase plan which allowed us to repurchase up to $20.0 million of our common stock in the open market.  Under this plan we purchased 1,651,898 shares of our common stock for $12.3 million.

Tier Technologies, Inc

TENDER OFFER

On November 11, 2010, the Board authorized Tier to commence a cash tender offer to purchase up to an aggregate of $10.0 million in value of our common stock. On December 17, 2010, we commenced a tender offer to purchase up to $10.0 million in value of our common stock at a price within (and including) the range of $5.80 per share to $6.20 per share.

The tender offer expired on January 20, 2011. As a result of the tender offer, we accepted for payment on January 20, 2011, and have repurchased 1,639,344 shares of our common stock for a price of $6.10 per share, for a total cost of approximately $10.0 million, excluding fees and expenses related to the offer.

NOTE 14—SUBSEQUENT EVENTS

We have reviewed our business activities through May 9, 2011, the issue date of our financial statements, and have no subsequent events to report.

Tier Technologies, Inc

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

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results by segment for the three and six months ended March 31, 2011, for our Continuing Operations, which consists of Electronic Payment Solutions, or EPS, operations, and Wind-down operations and our Discontinued Operations:

	Three months ended March 31, 2011		Six months ended March 31, 2011
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share	Net (loss) income	(Loss) earnings per share
Continuing Operations:
EPS	$(1,655)	$(0.10)	$(3,205)	$(0.18)
Wind-down	283	0.02	736	0.04
Total Continuing Operations	$(1,372)	$(0.08)	$(2,469)	$(0.14)

Total Discontinued Operations	$300	$0.02	$302	$0.02

Net loss	$(1,072)	$(0.06)	$(2,167)	$(0.12)

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, operations, and certain operations we intend to wind down over the next two years.  Revenues from EPS were $29.9 million and $62.4 million for the three and six months ended March 31, 2011, respectively, a decrease of 0.3% and an increase of 0.8% from the three and six months ended March 31, 2010.  For the three months ended March 31, 2011, transaction volume increased 7.9% and total dollars processed increased 5.9% over the same period last year.  For the six months ended March 31, 2011, transaction volume increased 9.4%

Tier Technologies, Inc

and total dollars processed increased 5.0% when compared with the same period last year.  Our EPS operations reported a net loss of $1.7 million for the three months ended March 31, 2011 and $3.2 million for the six months ended March 31, 2011.  The increase in interchange fees, primarily due to shifts in payment type related to the loss of several large utility clients, an increase in discount fees charged by one of the payment networks, and the seasonality of our business, as discussed below, have been the significant contributors to the net loss for the three and six months ended March 31, 2011. We have successfully streamlined our costs to support our Wind-down operations, while still effectively managing our ongoing contracts, which have resulted in reported net income from Wind-down operations of $0.3 million and $0.7 million for the three and six months ended March 31, 2011.

SEASONALITY OF BUSINESS

In many of our verticals transaction and payment volume can vary resulting from due dates of obligations from consumers or constituents.  For example, our transaction and payment volume are typically higher in our fiscal third quarter, which includes the April U.S. federal tax season, and typically lower in our fiscal fourth quarter.  The fluctuation in our transaction and payment volume causes fluctuations in our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.  This type of revenue and cost structure can lead to losses in a quarter with slower transaction and payment volume.

STRATEGY AND GOALS FOR 2011

After a strategic review of our business under the leadership of our new management team, the company expects to focus on four key areas during this fiscal year and for the foreseeable future:

•	Making reliability a reality

•	Going where the payments are

•	Funding the future

•	Working together

Making reliability a reality:  As a result of a number of acquisitions, including Official Payments Corporation (OPC), EPOS Corporation and most recently, ChoicePay, Inc., we operate our business on multiple technology platforms.  In 2009, we made the decision to consolidate our operations onto a single technology platform over time.  The goals of the consolidation were to facilitate our ability to develop, sell and implement new and enhanced product offerings, improve margins by spreading fixed platform costs over a growing number of transactions, simplify our operations and reporting structure and make it easier to integrate potential future acquisitions. As we stated in August, 2010, while we have made some progress in the consolidation efforts, we have found that completion of the development of a consolidated platform and the migration of our approximately 4,000 biller direct customers to that platform would take longer than originally anticipated.  Our original plan was to complete development during calendar year 2010 and complete customer migration in calendar year 2011.  We are continuing to evaluate the platform consolidation.  At this time, we have postponed all migration plans for current customers. Our immediate focus is to strengthen our present platforms and make the necessary investments to provide competitive products on each of our existing platforms. Where possible, we are developing these products as self-contained, reusable components, which could be used with multiple clients and platforms.  Previously, we had delayed product rollout so that products could be made available on the consolidated platform.  During the first half of fiscal year 2011, our technology efforts focused principally on (1) increasing platform stability by improving the platforms’ availability and reliability, (2) security and compliance, (3) retention of existing clients, by increasing the products and features to clients, and (4) ongoing progress in our infrastructure initiatives.  We anticipate reviewing our plans for our platforms in the second half of fiscal 2011.

Going where the payments are:   We have increased our focus on understanding the dynamics of our markets so that our market strategies and product offerings better meet the evolving needs of the market.

Tier Technologies, Inc

We continue to broaden our product offerings in line with the evolving needs of our customers.  We have expanded our payment channels to include the Web; automated interactive voice response (IVR); agent based call centers and point-of-sale environments.  We offer our billers a technology platform designed expressly for the biller direct market with a single source solution that simplifies the management of electronic payments.  We offer bill-payers a range of payment choices including credit and debit cards, electronic checks (ACH), cash and money orders.  We are beginning to implement emerging payment methods such as Green Dot MoneyPak and Bill Me Later. By utilizing our solutions, clients can reduce the time and expense devoted to management of their payment technology and compliance with PCI-DSS and other industry standards.  We have started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of our services allowing us to grow transactions across multiple verticals and deepen the strength of our primary brand, Official Payments.  We expect to explore strategic partnerships and potential acquisitions that would allow us to penetrate new markets and increase our share in existing vertical markets.  During fiscal 2011, we expect to review our costs and seek more efficient means of delivering services to our clients while expanding our product offerings to increase our market share.  We will continue to focus increased resources and marketing programs on our core verticals to reinforce our market position.  As a result of our continued growth, we provide services to billers and their customers in all 50 states and the District of Columbia.

Funding the future:  Having completed the divestiture of business units that were not profitable or not in line with our strategic focus on the biller direct market, we have aggressively worked to reduce our sales, marketing, general and administrative, or SG&A, costs over the last several years.  This has involved substantial headcount reductions and facilities consolidations including the consolidation of our data centers, which is in progress.  We are working to achieve profitability by growing revenues while managing our SG&A expenses and our direct costs, which are primarily the interchange fees, payment processing fees, banking fees and dues and assessments we pay the payment networks.  In fiscal 2011, we will continue to work to improve our margins by seeking better rates from the payment networks and our payment processors, adding lower cost processors and incenting our billers and their customers to use payment options and channels which offer better margins.

Working together:  In the last quarter of fiscal 2010, the Board appointed Alex P. Hart to the position of President and Chief Executive Officer.  In November 2010, Atul Garg joined us as Senior Vice President, Product Management.  In March 2011, we announced the appointment of Sandip Mohapatra as Chief Technology Officer.  In March 2011, we also announced that our CFO had resigned and that we were seeking a CFO with payments industry experience.  In May we appointed a new SVP of sales.  We have promoted several individuals in the organization to new responsibilities in sales, operations, development, implementations, information technology and human resources.  On an ongoing basis, we expect to reevaluate our people and organizational structure, with the goal of ensuring that we have the right people to meet the needs of our clients and their customers in an efficient and effective manner.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months and six ended March 31, 2011 and 2010:

Tier Technologies, Inc

	Three months ended		Variance
	March 31,		2011 vs. 2010
(in thousands, except percentages)	2011	2010	$	%
Revenues	$30,266	$30,674	$(408)	(1.3)%
Costs and expenses	31,844	31,801	43	0.1%
Loss from continuing operations before other income and income taxes	(1,578)	(1,127)	(451)	(40.0)%
Other income	20	173	(153)	(88.4)%
Loss from continuing operations before income taxes	(1,558)	(954)	(604)	(63.3)%
Income tax benefit	186	145	41	28.3%
Loss from continuing operations	(1,372)	(809)	(563)	(69.6)%
Income from discontinued operations, net	300	295	5	1.7%
Net loss	$(1,072)	$(514)	$(558)	(108.6)%

	Six months ended		Variance
	March 31,		2011 vs. 2010
(in thousands, except percentages)	2011	2010	$	%
Revenues	$63,236	$63,442	$(206)	(0.3)%
Costs and expenses	65,947	65,429	518	0.8%
Loss from continuing operations before other income and income taxes	(2,711)	(1,987)	(724)	(36.4)%
Other income	57	312	(255)	(81.7)%
Loss from continuing operations before income taxes	(2,654)	(1,675)	(979)	(58.4)%
Income tax benefit	185	145	40	27.6%
Loss from continuing operations	(2,469)	(1,530)	(939)	(61.4)%
Income from discontinued operations, net	302	241	61	25.3%
Net loss	$(2,167)	$(1,289)	$(878)	(68.1)%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing Operations.

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core EPS operations and our Wind-down operations.  The following is an analysis of the variances in these financial results.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and six months ended March 31, 2011 and 2010:

Tier Technologies, Inc

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Revenues
EPS	$29,904	$29,985	$(81)	(0.3)%
Wind-down	362	689	(327)	(47.5)%
Total	$30,266	$30,674	$(408)	(1.3)%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Revenues
EPS	$62,381	$61,905	$476	0.8%
Wind-down	855	1,537	(682)	(44.4)%
Total	$63,236	$63,442	$(206)	(0.3)%

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

EPS generated $29.9 million of revenues during the three months ended March 31, 2011, a $0.1 million, or 0.3%, decrease over the three months ended March 31, 2010.  During the three months ended March 31, 2011, we processed 7.9% more transactions than we did in the same period last year, representing 5.9% more dollars.  The lower growth in dollars processed, as compared with growth in transactions, is due primarily to the success of our stated strategic intent to develop new verticals to diversify the business.  A significant amount of the new transactions were from verticals with lower average dollar size per transaction.  For example, average utility payments per transaction are lower than average payments in our established property tax and income tax businesses and generate more transactions per year.  The economic environment has also caused average payment size to decline.  Our Federal, Property Tax and Utilities verticals experienced decreases in revenue during the three months ended March 31, 2011 when compared to the same period in the prior year, which contributed to the 0.3% revenue decrease.  The reduction in revenues for these verticals is primarily driven by the decrease in average payment size, and in the case of our Utilities vertical, by a decrease in the number of transactions processed.  During the three months ended March 31, 2011, our Utilities vertical incurred a 12.2% decrease in transactions processed, primarily due to the absence of transactions from the large utility clients we acquired from ChoicePay.  Most of our verticals experienced an increase in transactions processed during the three months ended March 31, 2011 compared to the same period last year, ranging from 7.0% to 48.8%.  In addition we are seeing improvements in revenue, transactions and dollars processed in the businesses on which we have focused, such as our municipal utilities, government agencies and higher education clients.  During the three months ended March 31, 2011, we added 353 new payment types.

EPS generated $62.4 million of revenues during the six months ended March 31, 2011, a $0.5 million, or 0.8%, increase over the six months ended March 31, 2010.  During the six months ended March 31, 2011, we processed 9.4% more transactions than we did in the same period last year, representing 5.0% more dollars.  See the prior paragraph for a discussion on growth in dollars processed compared to transactions, as well as average payment size.  Most of our verticals experienced an increase in transactions processed during the six months ended March 31, 2011 compared to the same period last year, ranging from 6.6% to 61.2%.  However, our Utilities vertical incurred a 12.4% decrease in transactions processed for the six

Tier Technologies, Inc

months ended March 31, 2011 when compared to the same period in the prior year, again due to a decrease in transactions for large utilities.  During the six months ended March 31, 2011, we added 477 new payment types.  We currently offer over 9,400 payment types.

The Federal vertical is composed primarily of two components:  (1) a partnership with an online tax filing service and (2) our contract with the IRS, which we traditionally implement through our primary brand, Official Payments.  This year, we added our fighter brand, ChoicePay, in the Federal vertical. Both components faced new competitive pressures this tax season.  Our partnership with the online tax filing service, which had been exclusive to us is now in its second year of reduced volume as another payments services company has the primary position.  Our contract with the IRS continues in its second year in which there are three providers of electronic payment services instead of two and we are listed in position three this year on the IRS website.  Our transactions processed through the IRS contract for this tax season, which started January 1, 2011, have increased more than 20 percent through the end of the second quarter of fiscal 2011, as compared with the same period in 2010.  This increase in transactions was offset by a decrease in average payment size continuing the lower average payment trend from last year.

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

We experienced an increase in transactions processed from the first half of fiscal year 2010 to the first half of fiscal year 2011 but remain concerned about the impact of declining average payment amounts.  Lower average payment amounts, continued attrition in the large utility segment, and the challenges associated with developing, selling, and implementing new products in the current economic environment are tempering our confidence in our ability to increase our revenue for the full fiscal year.  The addition of a new CFO and an SVP of Sales should improve our ability to plan, forecast, and deliver increased sales in the second half of the fiscal year.

Wind-down Revenues:  During the three months ended March 31, 2011, our Wind-down operations generated $0.4 million in revenues, a $0.3 million, or 47.5%, decrease from the three months ended March 31, 2010.  During the six months ended March 31, 2011, Wind-down generated $0.9 million in revenues, a $0.7 million, or 44.4%, decrease from the six months ended March 31, 2010.  Completion of

Tier Technologies, Inc

several maintenance contracts within our Voice and Systems Automation, or VSA, business contributed to the decreases.  We expect to continue to see decreases in Wind-down revenues as we continue to complete and wind down existing maintenance projects over the next two years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The seasonality of our business, number of transactions processed and payment type selected can cause fluctuations in our direct costs.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and six months ended March 31, 2011 and 2010:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Direct costs
EPS:
Discount fees	$21,842	$20,580	$1,262	6.1%
Other costs	1,424	1,643	(219)	(13.3)%
Total EPS	23,266	22,223	1,043	4.7%
Wind-down	66	313	(247)	(78.9)%
Total	$23,332	$22,536	$796	3.5%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Direct costs
EPS:
Discount fees	$45,168	$42,928	$2,240	5.2%
Other costs	2,915	3,127	(212)	(6.8)%
Total EPS	48,083	46,055	2,028	4.4%
Wind-down	119	573	(454)	(79.2)%
Total	$48,202	$46,628	$1,574	3.4%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Despite the decrease in EPS revenues, EPS direct costs increased $1.0 million, or 4.7%, during the three months ended March 31, 2011 compared to the same period last year.  Discount fees increased $1.3 million, or 6.1%, over the same period last year.  During the three months ended March 31, 2011, we processed more transactions, which contributed to the increase in discount fees.  Further contributing to the increase in discount fees are the fluctuation of payment methods as well as an increase in discount fees charged by one of the payment networks.  We continue to explore and implement cost savings initiatives related to our discount and processing fees.

Other direct costs decreased $0.2 million, or 13.3%, during the three months ended March 31, 2011 when compared to the same period last year.  Decreases in labor and labor-related expenses as well as reduced telephony costs attributable to efforts to improve efficiencies in our telephony structure and reduce pricing contributed to the overall decrease.

Tier Technologies, Inc

During the six months ended March 31, 2011, EPS direct costs increased $2.0 million, or 4.4%, when compared to the same period last year.  Discount fees increased $2.2 million, or 5.2%, over the same period last year.  As stated above, the increase in transactions and shift in payment type contributed to the increase in discount fees.  In addition, the three months ended December 31, 2009 benefited from a one-time cost benefit of $0.3 million in settlement funds received relating to our payment card processing fees.

Other direct costs decreased $0.2 million, or 6.8%, during the six months ended March 31, 2011.  We incurred $0.1 million associated with integration costs within our Education vertical.  This was offset by decreases in labor and labor-related expenses as well as reduced telephony costs attributable to efforts to improve efficiencies in our telephony structure and reduce pricing.

During fiscal 2011, as more clients move towards electronic payment solutions options and we strive to grow our business, we expect to see an increase in transactions processed.  This increase in transactions will result in additional discount fees.  In addition, we expect to see a continued shift in payment method, which we also believe will increase our discount fees in fiscal 2011 when compared to fiscal 2010.  We also may see some additional expenses as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which could impact our interchange fees and lead to additional compliance costs.

Wind-down Direct Costs:  During the three and six months ended March 31, 2011, direct costs from our Wind-down operations decreased $0.2 million or 78.9%, and $0.5 million or 79.2%, respectively, from the same period last year, consistent with the completion of projects.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2011.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and six months ended March 31, 2011 and 2010:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
General and administrative
EPS	$4,871	$6,092	$(1,221)	(20.0)%
Wind-down	13	100	(87)	(87.0)%
Total	$4,884	$6,192	$(1,308)	(21.1)%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
General and administrative
EPS	$10,809	$12,313	$(1,504)	(12.2)%
Wind-down	—	206	(206)	(100.0)%
Total	$10,809	$12,519	$(1,710)	(13.7)%

EPS General and Administrative: During the three months ended March 31, 2011, EPS incurred $4.9 million of general and administrative expenses, a $1.2 million, or 20.0%, decrease over the same

Tier Technologies, Inc

period last year.  The most significant factor contributing to the decrease in expense is reduced share-based payment expense of $1.9 million.  The decrease is primarily related to our former CEO’s restricted stock unit awards, or RSUs, which required the former CEO to be employed with us for a period of three years as well as requiring target stock prices to be achieved.  These conditions were not satisfied and pursuant to US GAAP we were permitted to reverse the expense recognized over the vesting period of the RSUs of $1.5 million.  In addition, we recognized a decrease of $0.4 million related to our performance stock units and option expense when compared to the same period last year as a result of decreased valuation of performance stock units and reduction in the number of unvested options.

During the three months ended March 31, 2011, we experienced a decrease of $0.4 million in legal fees.  This decrease is primarily attributable to the absence of fees related to corporate governance issues and proxy/annual meeting related costs.  Rent expense decreased $0.2 million during the three months ended March 31, 2011 when compared to the same period last year.  During the three months ended March 31, 2010 we were transitioning our corporate headquarters to a new building in Reston, Virginia, which resulted in rent for two office spaces in Reston during the build-out of the office space.  Further contributing to the overall decrease is a decrease in bad debt expense of $0.1 million as a result of stronger collection efforts and $0.1 million in reduced telephony costs as a result of pricing agreements placed into effect late in fiscal year 2010.

Offsetting the overall decrease is an increase of $0.8 million in additional labor and labor related costs during the three months ended March 31, 2011 when compared to the same period last year.  During the current period we had a shift in staff from capitalized projects to overhead expense projects and have hired additional staff to assist in non-capitalized software development projects.  We also incurred $0.3 million of severance expense as a result of the departure of our former CFO and $0.3 million of additional incentive compensation expense.  In addition, we incurred $0.1 million in equipment and software expense as a result of increased staff in development and increased data security initiatives.

During the six months ended March 31, 2011, EPS incurred $10.8 million of general and administrative expenses, a $1.5 million or 12.2%, decrease over the same period last year.  As discussed above, a decrease in share-based payment expense of $1.5 million, a decrease of $0.7 million in legal expenses, a decrease $0.3 million in rent expense, a decrease of $0.2 million in bad debt expense and $0.2 million decrease in telephony costs contributed to the overall decrease.  In addition, during the six months ended March 31, 2011 there was a decrease of $0.2 million in restructuring expense as a result of the completed consolidation efforts of the San Ramon, California and Auburn, Alabama facilities and the completion of the lease in our previous office space in Reston, Virginia.

Offsetting these decreases is an increase of $1.2 million in labor and labor related expenses and $0.2 million in equipment and software and $0.2 million of incentive based compensation as stated above.

With the reversal of the RSU expense, we expect general and administrative costs to decrease when comparing fiscal year 2011 to 2010.  In addition, during the current fiscal year we anticipate our legal expenses to decline when compared to fiscal year 2010 primarily due to the absence of costs related to corporate governance issues.  However, we are anticipating an increase in labor and labor related costs as we add additional staff to support operations and provide the necessary resources to develop and implement new products.

Wind-down General and Administrative:  During the three and six months ended March 31, 2011, general and administrative costs for Wind-down operations decreased $0.1 million, or 87.0%, and $0.2 million, or 100%, respectively, over the same periods last year.  This reduction is attributable to the final payment received on a Pension project, which resulted in the reversal of bad debt expense previously recognized.

Tier Technologies, Inc

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and six months ended March 31, 2011 and 2010:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
EPS	$1,822	$1,438	$384	26.7%
Wind-down	—	—	—	—
Total	$1,822	$1,438	$384	26.7%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
EPS	$3,372	$3,039	$333	11.0%
Wind-down	—	—	—	—
Total	$3,372	$3,039	$333	11.0%

EPS Selling and Marketing:  During the three months ended March 31, 2011, EPS incurred $1.8 million of selling and marketing expenses, a $0.4 million, or 26.7%, increase over the same period last year.  The increase is primarily due to an increase of $0.5 million in advertising as a result of a strategic initiative to expand marketing campaigns to all verticals.  Offsetting this increase is a decrease in share-based payment expense of $0.1 million related to the decrease in value of the performance stock units and a decrease in stock options vesting.

During the six months ended March 31, 2011, EPS incurred $3.4 million of selling and marketing expenses, a $0.3 million or 11.0%, increase over the six months ended March 31, 2010.  The most significant factor in the year over year increase is the addition of $0.4 million in advertising expense as discussed above.  Further contributing to the increase is $0.1 million in severance expense incurred during the current fiscal year.  Offsetting these increases is $0.1 million in decreased share-based payment expenses as explained above and $0.1 million in labor and labor-related costs due to reduced selling and marketing staff as compared to prior fiscal year.

During fiscal year 2011, we anticipate an increase in selling and marketing expenses, primarily in labor and labor related expenses, as well as advertising expenses, as we focus on adding new clients and new payment types and services to existing clients.

Wind-down Selling and Marketing:  As a result of our decision to not pursue new contracts within Wind-down, we did not incur any selling and marketing expenses during the three and six months ended March 31, 2011.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other

Tier Technologies, Inc

intellectual property.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and six months ended March 31, 2011 and 2010:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
EPS	$1,806	$1,329	$477	35.9%
Wind-down	—	306	(306)	(100.0)%
Total	$1,806	$1,635	$171	10.5%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
EPS	$3,564	$2,664	$900	33.8%
Wind-down	—	579	(579)	(100.0)%
Total	$3,564	$3,243	$321	9.9%

Depreciation and amortization relating to EPS increased during the three and six months ended March 31, 2011 by $0.5 million, or 35.9%, and $0.9 million or 33.8%, respectively, primarily associated with internally developed software projects placed into production during fiscal year 2010.  We did not incur any amortization expense for our Wind-down operation for the three or six months ended March 31, 2011.

Other Income (Continuing Operations)

Interest income, net:  Interest income during the three and six months ended March 31, 2011 decreased $0.2 million and $0.3 million, respectively, compared to the three and six months ended March 31, 2010, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities as possible and invest the funds in money market accounts, treasury bills, certificates of deposit and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Gain on investment: During the six months ended March 31, 2010, we recognized a $14,000 gain related to the increase in fair value of our auction rate securities.  These securities were sold during fiscal year 2010.

Income Tax Provision (Continuing Operations)

During the three and six months ended March 31, 2011, we reported an income tax benefit of $186,000 and $185,000, respectively.  We reported an income tax benefit for the three and six months ended March 31, 2010 of $145,000.  Our Continuing Operations benefitted from a required intraperiod tax allocation of $206,000 during fiscal year 2011 and $160,000 during fiscal year 2010, as a result of a loss in Continuing Operations and income recorded in Discontinued Operations.  The remaining provision for income taxes represents state tax obligations incurred by our EPS operations for both fiscal years.  Our Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Tier Technologies, Inc

At March 31, 2011, we had $111.3 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2030, and $94.7 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2025.  Our ability to realize the acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382.  The balance of our federal net operating loss carryforwards is currently limited to $5,993,000 per annum pursuant to Internal Revenue Code Section 382.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 we had $43.0 million in cash, cash equivalents and marketable securities compared with $54.0 million at September 30, 2010.  The decline in cash is primarily associated with the tender offer we completed in January 2011, in which we purchased $10.0 million of Tier stock.  In addition, at March 31, 2011, we had restricted cash of $6.0 million, compared with $7.3 million at September 30, 2010.  Of that restricted cash amount $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.

As discussed in Note 5—Customer Concentration and Risk and Note 8-Contingencies and Commitments our Consolidated Balance Sheets include settlements payable and receivable.  Our $43.0 million in cash, cash equivalents and marketable securities includes funds that have settled to us that we have not yet distributed to clients due to the timing of bank transactions of $12.8 million and $4.9 million of accrued discount fees.  These items reduce our cash available for company use.  Offsetting this reduction of cash available to Tier is $10.8 million of cash which we expect to receive within one to two days after the end of the quarter as settlements from credit card companies or banks.  Therefore, the cash and cash equivalents available to Tier is $36.1 million (cash and cash equivalents less settlements payable and accrued discount fees plus settlements receivable).

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

Net Cash from Continuing Operations—Operating Activities.  During the six months ended March 31, 2011, our operating activities from Continuing Operations used $2,000 of cash.  This reflects a net loss of $2.5 million from Continuing Operations and $3.4 million of non-cash items.  During the six months ended March 31, 2011, $0.3 million of cash was generated by an increase in accounts and settlements payable and accrued liabilities.  The timing of bank transactions causes fluctuations in these amounts from month to month.  A decrease in prepaid expenses and other assets generated $0.2 million of cash, primarily attributable to the reduction of non-revenue miscellaneous receivables.  A decrease in deferred income used $0.1 million of cash.  Accounts and settlements receivable, net used $1.3 million of cash.  Similar to accounts and settlements payable and accrued liabilities, accounts and settlements receivable will vary month to month based on timing of bank transactions.

Net Cash from Continuing Operations—Investing Activities.  Net cash provided by our investing activities from Continuing Operations for the six months ended March 31, 2011 was $7.1 million, including $14.6 million of cash provided by maturities of marketable securities and $1.0 million of cash provided by the maturities of restricted investments, offset by $6.0 million of cash used to purchase marketable securities.  During the six months ended March 31, 2011, $2.5 million of cash was used for the purchase of equipment and software to support our EPS operations and additional goodwill related to the ChoicePay earn-out.

Tier Technologies, Inc

Net Cash from Continuing Operations—Financing Activities.  During the six months ended March 31, 2011, our financing activities used $10.1 million of cash.  The purchase of Tier stock in January 2011 used $10.3 million of cash, while the issuance of common stock generated $0.3 million.  Capital lease obligations used $16,000 of cash.

Net Cash from Discontinued Operations—Operating Activities.  During the six months ended March 31, 2011, our operating activities from Discontinued Operations used $7,000 of cash for miscellaneous legal costs.

Net Cash from Discontinued Operations—Investing Activities.  During the six months ended March 31, 2011, our investing activities from Discontinued Operations generated $0.3 million of cash as a result of an earn-out payment, net of taxes from the company that purchased our former GBPO business.

CONTRACTUAL OBLIGATIONS

During the three and six months ended March 31, 2011, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, and government and non-government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percent from levels at March 31, 2011, the fair value of the portfolio would decline by about $13,000.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and our Interim Principal Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Tier Technologies, Inc

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tier Technologies, Inc

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

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	general economic conditions;

•	loss of significant clients;

•	demand for our services;

•	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	costs of compliance with laws and government regulations;

•	costs of acquisitions, consolidation and integration of new business and technology; and

•	costs of operating in the payment processing industry, including discount fees.

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

Tier Technologies, Inc

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

In the event we proceed with consolidation of our technology platforms, the consolidation involves significant risk and may not be successful or may be delayed.  We are in the process of evaluating the consolidation of our technology platforms.  We currently maintain three payment processing platforms: one in San Ramon, California; one in Auburn, Alabama; and a third in Tulsa, Oklahoma.  Consolidation of our technology platforms could result in significant risks, including restricted and limited transaction volume, operational inefficiencies, inability to achieve our goals for fiscal year 2011 and 2012, inability to expand existing products and services, significant development costs, higher labor costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.  Our business is highly dependent upon having safe and secure information technology platforms with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements for our existing platforms does not keep pace with the growth of our business, we may not be able to increase business.  Furthermore, if we are not able to acquire or develop these platforms and systems on a timely and economical basis, our profitability may be adversely affected.  Since we maintain three separate platforms, the cost to develop products is significantly greater than if we maintained one platform, and such costs may continue to increase as we enhance existing products and develop new products.

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

Tier Technologies, Inc

disruption of our operations, systems or services; incur a significant increase in costs; or suffer a loss of valuable staff and historical knowledge, which could have a material adverse impact on our business, significantly increase operating costs and result in operational weaknesses and compliance deficiencies.

Security breaches or unauthorized access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information of clients and consumers.  We have programs, procedures and policies in place to protect against security breaches, unauthorized access and fraud.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar acts and events, causing interruption in service and loss or theft of confidential data and personally identifiable information that we process and/or store.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such actions or breaches.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other similar incidents involving the unauthorized access and theft of confidential data and personally identifiable information.  If client or consumer data and/or information was lost or stolen, such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors’ or suppliers’ systems, software or hardware could result in unauthorized access, theft, loss, disclosure, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, costs of notification, and a loss of clients and revenue.

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

We could suffer material losses and liabilities if the services of any of our third party suppliers, vendors or other providers are disrupted, eliminated or fail to perform properly or effectively.  Our payment solution services, systems, security, infrastructure and technology platforms are highly dependent on third party services, software, hardware, including data transmission and telecom service providers, subcontractors, co-location facilities, network access providers, card companies, processors, banks, merchants and other suppliers and providers.  We also provide services on complex multi-party projects where we depend on integration and implementation of third-party products and services.  The failure or loss of any of these third party systems, services, software or products, our inability to obtain replacement services, or damage to or destruction of such services could cause degraded functionality, loss of product and service offerings, restricted transaction capacity, limited processing speed and/or capacity, or system failure, which could result in significant cost, liability, diminished profitability and damage to our reputation and competitive position.  Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Tier Technologies, Inc

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

Tier Technologies, Inc

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

Tier Technologies, Inc

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

Our revenues may fluctuate, and our ability to operate profitably is uncertain.  Our business primarily provides credit and debit card and electronic check payment options for the payment of federal and state personal income taxes, real estate and personal property taxes, business taxes, fines for traffic violations and parking citations, educational, utility and rent obligations, and other payment obligations. Our revenues depend on consumers’ continued willingness to pay a convenience fee and our relationships with clients, such as government taxing authorities, educational institutions, public utilities and their respective constituents.  Demand for our services could decline if consumers are not receptive to paying a convenience fee, card associations change their rules, laws are passed that do not allow us to charge the convenience fees, or if credit or debit card issuers, marketing partners, or alliance partners change terms, terminate services or products, or eliminate or reduce the value of rewards to consumers under their respective rewards programs.  The fees charged by credit/debit card associations, financial institutions, and our suppliers can be increased with little or no notice, which could affect our ability to attain profitability.

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

Tier Technologies, Inc

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with purchases made by, or on behalf of, Tier or any affiliated purchaser of Tier, of shares of our common stock during the three months ended March 31, 2011.

Tier Technologies, Inc

Period Covered	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum number of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1 through January 31, 2011	1,639.3	$6.10	1,639.3	—
February 1 through February 28, 2011	—	—	—	—
March 1 through March 31, 2011	—	—	—	—
Total	1,639.3	$6.10	1,639.3	—

(1)
On November 22, 2010, we announced that our Board of Directors had authorized us to conduct a cash tender offer to purchase up to an aggregate of $10.0 million in value of our common stock in a modified “Dutch Auction”.  On December 17, 2010, we commenced a modified “Dutch Auction” tender offer to purchase up to $10.0 million in value of our common stock at a price within (and including) the range of $5.80 per share to $6.20 per share.  The tender offer expired on January 20, 2011.  As a result of the tender offer, we accepted for payment on January 20, 2011, and purchased 1,639,344 shares of our common stock for a price of $6.10 per share, for a total cost of approximately $10.0 million, excluding fees and expenses related to this offer.

Tier Technologies, Inc

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Agreement dated February 19, 2011 among Discovery Equity Partners, Discovery Group I, LLC, Daniel J. Donoghue, Michael R. Murphy and the Company (1)
10.2	Severance Agreement and Release of Claims dated March 4, 2011 between Ronald W. Johnston and the Company (2)
10.3	Employment Agreement dated December 13, 2010 between Tier Technologies, Inc. and Sandip Mohapatra †
10.4	Amendment of Solicitation/Modification of Contract No. 0008 dated March 9, 2011 between the Internal Revenue Service and Official Payments Corporation †
10.5	Amendment of Solicitation/Modification of Contract No. 0009 dated April 6, 2011 between the Internal Revenue Service and Official Payments Corporation †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†      Filed herewith.

(1)	Filed as an exhibit to Form 8-K, filed February 22, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8-K, filed March 10, 2011, and incorporated herein by reference.

Tier Technologies, Inc

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: May 9, 2011

	By:	/s/ John Guszak
John Guszak
Vice President and Controller
(Interim Principal Financial and Accounting Officer)

Tier Technologies, Inc

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement dated February 19, 2011 among Discovery Equity Partners, Discovery Group I, LLC, Daniel J. Donoghue, Michael R. Murphy and the Company (1)
10.2	Severance Agreement and Release of Claims dated March 4, 2011 between Ronald W. Johnston and the Company (2)
10.3	Employment Agreement dated December 13, 2010 between Tier Technologies, Inc. and Sandip Mohapatra †
10.4	Amendment of Solicitation/Modification of Contract No. 0008 dated March 9, 2011 between the Internal Revenue Service and Official Payments Corporation †
10.5	Amendment of Solicitation/Modification of Contract No. 0009 dated April 6, 2011 between the Internal Revenue Service and Official Payments Corporation †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†      Filed herewith.

(1)	Filed as an exhibit to Form 8-K, filed February 22, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8-K, filed March 10, 2011, and incorporated herein by reference.