Form 10-Q
period 2011-08-09
TIER TECHNOLOGIES INC
filed 2011-08-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer," and "smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At July 31, 2011 there were 16,641,621 shares of the Registrant's Common Stock outstanding.

TIER TECHNOLOGIES, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or Tier’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  Tier undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect Tier’s financial results in all our markets, which we refer to as “verticals,” particularly the federal vertical, the state and local vertical and property tax vertical;  effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow EPS revenue while controlling our costs; the potential loss of funding by clients, including due to government budget shortfalls or revisions to mandated statutes; the timing, initiation, completion, renewal, extension or early termination of client projects; our ability to realize revenues from our business development opportunities; the impact of governmental investigations or litigation; and unanticipated claims as a result of project performance, including due to the failure of software providers or subcontractors to satisfactorily complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 36 of this report.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$36,360	$45,757
Investments in marketable securities	7,250	8,249
Restricted investments	6,000	1,311
Accounts receivable, net	3,716	4,883
Settlements receivable, net	8,752	8,356
Prepaid expenses and other current assets	1,727	1,407
Total current assets	63,805	69,963

Property, equipment and software, net	12,115	12,032
Goodwill	17,437	17,381
Other intangible assets, net	4,898	7,477
Restricted investments	—	6,000
Other assets	187	172
Total assets	$98,442	$113,025

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$408	$1,059
Settlements payable	13,103	10,716
Accrued compensation liabilities	2,556	4,261
Accrued discount fees	5,494	4,624
Other accrued liabilities	1,830	2,718
Deferred income	408	558
Total current liabilities	23,799	23,936
Other liabilities:
Deferred rent	1,562	1,257
Other liabilities	36	596
Total other liabilities	1,598	1,853
Total liabilities	25,397	25,789

Contingencies and commitments (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,817 and 20,706; shares outstanding: 16,642 and 18,170	193,390	193,620
Treasury stock—at cost, 4,175 and 2,536 shares	(31,383)	(21,020)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(88,962)	(85,363)
Total shareholders’ equity	73,045	87,236
Total liabilities and shareholders’ equity	$98,442	$113,025

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues	$38,443	$39,447	$101,679	$102,889

Costs and expenses:
Direct costs	30,696	30,611	78,898	77,239
General and administrative	5,530	5,950	16,339	18,469
Selling and marketing	1,690	1,396	5,062	4,435
Depreciation and amortization	1,856	1,670	5,420	4,913
Total costs and expenses	39,772	39,627	105,719	105,056
Loss from continuing operations before other income and income taxes	(1,329)	(180)	(4,040)	(2,167)

Other income:
Interest income, net	19	90	76	388
Gain on investments	—	17	—	31
Gain on sale of asset	—	10	—	10
Total other income	19	117	76	429

Loss from continuing operations before income taxes	(1,310)	(63)	(3,964)	(1,738)
Income tax provision (benefit)	46	157	(139)	12

Loss from continuing operations	(1,356)	(220)	(3,825)	(1,750)
(Loss) gain from discontinued operations, net	(76)	(180)	226	61

Net loss	$(1,432)	$(400)	$(3,599)	$(1,689)

(Loss) gain per share—Basic and diluted:
From continuing operations	$(0.08)	$(0.01)	$(0.22)	$(0.09)
From discontinued operations	—	(0.01)	0.01	―
Loss per share—Basic and diluted	$(0.08)	$(0.02)	$(0.21)	$(0.09)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,951	18,151	17,252	18,153

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(1,432)	$(400)	$(3,599)	$(1,689)
Other comprehensive income, net of tax:
Unrealized gain on investment in marketable securities	—	2	1	1
Other comprehensive income	—	2	1	1
Comprehensive loss	$(1,432)	$(398)	$(3,598)	$(1,688)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,599)	$(1,689)
Less: Gain from discontinued operations, net	226	61
Loss from continuing operations, net	(3,825)	(1,750)
Non-cash items included in net loss:
Depreciation and amortization	5,420	4,913
Provision for doubtful accounts	457	758
Deferred rent	415	275
Share-based compensation	(523)	715
Capitalized software impairment loss	268	—
Other	—	(44)
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	314	3,167
Prepaid expenses and other assets	(273)	(426)
Accounts and settlements payable and accrued liabilities	(839)	1,623
Income taxes receivable	(62)	—
Deferred income	(150)	(455)
Cash provided by operating activities from continuing operations	1,202	8,776
Cash (used in) provided by operating activities from discontinued operations	(138)	61
Cash provided by operating activities	1,064	8,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(13,248)	(23,586)
Maturities of available-for-sale securities	14,576	9,894
Sales of trading securities	—	20,325
Maturities of restricted investments	983	—
Investment in internally developed software	(1,063)	(982)
Purchase of equipment and software	(2,111)	(2,844)
Additions to goodwill—ChoicePay acquisition	(56)	(30)
Collection on note receivable	—	261
Proceeds from sale of equipment	—	10
Cash (used in) provided by investing activities from continuing operations	(919)	3,048
Cash provided by investing activities from discontinued operations	364	—
Cash (used in) provided by investing activities	(555)	3,048
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	(10,363)	(749)
Net proceeds from issuance of common stock	482	—
Capital lease obligations and other financing arrangements	(25)	(24)
Cash used in financing activities	(9,906)	(773)
Net (decrease) increase in cash and cash equivalents	(9,397)	11,112
Cash and cash equivalents at beginning of period	45,757	21,969
Cash and cash equivalents at end of period	$36,360	$33,081

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3	$15
Income taxes paid, net	$74	$52
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$18	$—
Investments released from restriction	$327	$50
Decrease in fair value of ARS Rights	$—	$2,391
Increase in fair value of trading securities	$—	$2,422
Tenant improvements acquired with deferred rent credit	$—	$959

See Notes to Consolidated Financial Statements

Tier Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier, primarily provides Electronic Payment Solutions, or EPS, services, which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

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

FASB ASU 2011-04.  In May 2011, the FASB issued FASB ASU 2011-04, which clarifies some existing concepts, eliminates wording differences between US GAAP and International Financial Reporting Standards, or IFRS, and changes some of the principles and disclosures of fair value measurement to achieve convergence between US GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  We will adopt this ASU effective January 1, 2012.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

NOTE 3—INVESTMENTS

We had $7.3 million and $8.2 million at June 30, 2011 and September 30, 2010, respectively, in marketable securities classified as available-for-sale as defined by GAAP.  These investments are reported as Investments in marketable securities on the Consolidated Balance Sheets.  In addition, our bank requires us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  This money market investment is reported as current Restricted investments on the Consolidated Balance Sheets.  As part of our banking consolidation efforts, we began processing outgoing Automated Clearing House payments to our clients from a new bank in July 2011.  As our processing with the previous bank continues to wind down, we will no longer be required to hold a compensating balance at that bank.  We are expecting this compensating balance to be released in August 2011, and therefore reclassed the restricted balance from long-term to current Restricted Investments on the Consolidated Balance Sheets.

Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  As of June 30, 2011, all of our debt securities that were included in marketable securities had remaining maturities within one year.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current investments in marketable securities:

Tier Technologies, Inc.

	June 30, 2011			September 30, 2010
(in thousands)	Amortized cost	Unrealized gain (loss)	Estimated fair value	Amortized cost	Unrealized gain (loss)	Estimated fair value
Investments in marketable securities:
U.S. Treasury bills	$7,250	$—	$7,250	$—	$—	$—
Certificates of deposit	—	—	—	50	—	50
Discount notes	—	—	—	8,199	—	8,199
Total marketable securities	7,250	—	7,250	8,249	—	8,249

Total investments	$7,250	$—	$7,250	$8,249	$—	$8,249

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010.

Fair value measurements as of June 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U. S. Treasury bills	$14,450	$—	$—	$14,450
Money market	1,044	—	—	1,044

Investments in marketable securities:
U.S. Treasury bills	7,250	—	—	7,250

Restricted investments:
Money market	6,000	—	—	6,000
Total	$28,744	$—	$—	$28,744

Tier Technologies, Inc.

Fair value measurements as of September 30, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury bills	$23,514	$—	$—	$23,514
Money market	1,932	—	—	1,932

Investments in marketable securities:
Discount notes	—	8,199	—	8,199
Certificates of deposit	—	50	—	50

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,311	—	1,311
Total	$31,446	$9,560	$—	$41,006

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from EPS operations.

The following table shows the revenues specific to our contract with the IRS:

	Nine months ended June 30,
(in thousands, except percentage)	2011	2010
Revenue	$18,592	$17,323
Percentage of EPS revenue	18.5%	17.2%

Accounts receivable, net.  We reported $3.7 million and $4.9 million in Accounts receivable, net on our Consolidated Balance Sheets for June 30, 2011 and September 30, 2010, respectively.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive.  Approximately 3.7% and 19.8% of the balances reported at June 30, 2011 and September 30, 2010, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during the course of the next two years.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of June 30, 2011 and September 30, 2010, Accounts receivable, net included an allowance for uncollectible accounts of $0.6 million and $1.1 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net. As of June 30, 2011 and September 30, 2010, we reported $8.8 million and $8.4 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  The due dates of our clients’ obligations and the timing of the bank transactions can cause fluctuations in the balance of Settlements receivable, net from period to period.  See Note 8-Contingencies and Commitments for information about the settlements payable to our clients.

Tier Technologies, Inc.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, we may be required to pay an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  As of June 30, 2011, we have paid ChoicePay approximately $139,200 for this earn-out.  We expect the remaining potential earn out will not exceed $300,000 over the remaining life of the agreement.  The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2011.

(in thousands)	EPS	Total
Balance at September 30, 2010	$17,381	$17,381
ChoicePay, Inc. earn out	56	56
Balance at June 30, 2011	$17,437	$17,437

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  No such events occurred during the nine months ended June 30, 2011.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the nine months ended June 30, 2011.  During the three months ended March 31, 2011 we evaluated the life of our client relationships acquired with the ChoicePay acquisition.  This evaluation led to the decision to shorten the life of those client relationships to ten years from sixteen.  The amortization period has been adjusted prospectively to reflect the reduction in expected life.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		June 30, 2011			September 30, 2010
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-10 years	$26,059	$(22,404)	$3,655	$30,037	$(24,378)	$5,659
Technology and research and development	5 years	1,842	(1,072)	770	5,618	(4,556)	1,062
Trademarks	6-10 years	3,463	(2,990)	473	3,463	(2,707)	756
Other intangible assets, net		$31,364	$(26,466)	$4,898	$39,118	$(31,641)	$7,477

During the nine months ended June 30, 2011, we recognized $2.6 million of amortization expense on our other intangible assets.

Tier Technologies, Inc.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2011	2010	2011	2010
Current income tax (benefit) provision:
State	$(8)	$37	$12	$52
Federal	—	—	—	—
Total (benefit) provision for income taxes	$(8)	$37	$12	$52

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax expense related to Continuing Operations for the nine months ended June 30, 2011 includes a benefit of $151,000 due to the required intra-period tax allocation.  Conversely, Discontinued Operations for the nine months ended June 30, 2011 includes a charge of $151,000 related to a gain on disposal of discontinued operations.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of June 30, 2011 we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2006.  As of June 30, 2011, we were not engaged in a federal audit. Currently, we are in the process of providing information for a Virginia state income tax audit covering November 1, 2007 through October 31, 2010 and a Georgia state income tax audit covering June 1, 2006 through June 30, 2011.

As of June 30, 2011, we had no unrecognized tax benefits.

Tier Technologies, Inc.

NOTE 8-CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At June 30, 2011, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At June 30, 2011 and September 30, 2010, we had legal accruals of $0.5 million and $1.0 million, respectively, based upon estimates of key legal matters.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $13.1 million and $10.7 million, respectively, of settlements payable at June 30, 2011 and September 30, 2010.  The due dates of our clients obligations and the timing of the bank transactions can cause fluctuations in the balance of Settlements payable from period to period.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At June 30, 2011, our investment portfolio is solely comprised of U.S. Treasury bills. Our investment portfolio and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At June 30, 2011, we had $9.6 million of bonds posted with 43 jurisdictions.  There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At June 30, 2011, we had $5.0 million of bonds posted with clients.  There were no claims pending against any of these bonds.

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

Since the sale of the UI business in February 2009, we have had limited access to information about the project status and scope and have not received an accounting of the additional project tasks and their related costs to complete the contract.  In 2009, we offered $420,000 as a contribution towards project completion.  The project is scheduled to be completed and mediation is expected to take place in September 2011, to discuss the allocation of the cost of project completion.

Tier Technologies, Inc.

EMPLOYMENT AGREEMENTS

As of June 30, 2011, we had employment and change of control agreements with seven executives.  If certain termination or change of control events were to occur under the seven contracts as of June 30, 2011, we would have been required to pay up to $4.2 million.  We are also obligated to reimburse two of our executives for expenses incurred in moving their immediate family from their respective homes to the Reston area.  Under these obligations, we could be required to pay up to $130,000.

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

In December 2008, the Compensation Committee of our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our chief executive officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  As of June 30, 2011, we may award up to 225,000 PSUs to key executives.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intend to pay the PSUs in cash in the pay period in which the PSUs become fully vested.  The PSUs are considered liability awards under US GAAP.  As such, their expense is calculated quarterly based on fair market value on the last day of the quarterly period.  Since we cannot estimate the fair market value of future dates, we are unable to estimate the expense that will be recognized over the remaining life of these PSUs.  See Note 10—Share-based Payment for additional information regarding the valuation of the PSUs.

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of June 30, 2011 are as follows:

Tier Technologies, Inc.

(in thousands)	Operating leases	Capital Leases (1)(2)	Total
Twelve months ending June 30,
2012	$810	$35	$845
2013	806	31	837
2014	829	5	834
2015	826	2	828
2016	726	—	726
Thereafter	1,348	—	1,348
Total minimum lease payments	$5,345	$73	$5,418

(1)	On our Consolidated Balance Sheets, the amount due within twelve months is included in Other accrued liabilities. The remainder is included in Other liabilities.
(2)	Total amount includes interest payments of $3.

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

The following table presents the results of operations for our EPS operations and our Wind-down operations for the three and nine months ended June 30, 2011 and 2010.

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Three months ended June 30, 2011:
Revenues	$38,090	$353	$38,443
Costs and expenses:
Direct costs	30,622	74	30,696
General and administrative	5,519	11	5,530
Selling and marketing	1,690	—	1,690
Depreciation and amortization	1,856	—	1,856
Total costs and expenses	39,687	85	39,772
(Loss) income from continuing operations before other income and income taxes	(1,597)	268	(1,329)
Other income:
Interest income, net	19	—	19
Total other income	19	—	19
(Loss) income from continuing operations before taxes	(1,578)	268	(1,310)
Income tax provision	46	—	46
(Loss) income from continuing operations	$(1,624)	$268	$(1,356)

(in thousands)	EPS	Wind- down	Total
Three months ended June 30, 2010:
Revenues	$38,716	$731	$39,447
Costs and expenses:
Direct costs	30,280	331	30,611
General and administrative	5,830	120	5,950
Selling and marketing	1,396	―	1,396
Depreciation and amortization	1,366	304	1,670
Total costs and expenses	38,872	755	39,627
Loss from continuing operations before other income and income taxes	(156)	(24)	(180)
Other income:
Interest income	90	―	90
Gain on sale of asset	10	―	10
Gain on investments	17	―	17
Total other income	117	―	117
Loss from continuing operations before taxes	(39)	(24)	(63)
Income tax provision	157	―	157
Loss from continuing operations	$(196)	$(24)	$(220)

Tier Technologies, Inc.

(in thousands)	EPS	Wind- down	Total
Nine months ended June 30, 2011:
Revenues	$100,471	$1,208	$101,679
Costs and expenses:
Direct costs	78,705	193	78,898
General and administrative	16,328	11	16,339
Selling and marketing	5,062	—	5,062
Depreciation and amortization	5,420	—	5,420
Total costs and expenses	105,515	204	105,719
(Loss) income from continuing operations before other income and income taxes	(5,044)	1,004	(4,040)
Other income:
Interest income, net	76	—	76
Total other income	76	—	76
(Loss) income from continuing operations before taxes	(4,968)	1,004	(3,964)
Income tax benefit	(139)	—	(139)
(Loss) income from continuing operations	$(4,829)	$1,004	$(3,825)

(in thousands)	EPS	Wind- down	Total
Nine months ended June 30, 2010:
Revenues	$100,621	$2,268	$102,889
Costs and expenses:
Direct costs	76,335	904	77,239
General and administrative	18,143	326	18,469
Selling and marketing	4,435	―	4,435
Depreciation and amortization	4,030	883	4,913
Total costs and expenses	102,943	2,113	105,056
(Loss) income from continuing operations before other income and income taxes	(2,322)	155	(2,167)
Other income:
Interest income, net	388	―	388
Gain on sale of asset	10	―	10
Gain on investments	31	―	31
Total other income	429	―	429
(Loss) income from continuing operations before taxes	(1,893)	155	(1,738)
Income tax provision	12	―	12
(Loss) income from continuing operations	$(1,905)	$155	$(1,750)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	June 30, 2011	September 30, 2010
Continuing operations:
EPS	$98,305	$112,368
Wind-down	137	657
Total assets	$98,442	$113,025

Tier Technologies, Inc.

NOTE 10—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At June 30, 2011, there were 1,039,786 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 1,024,750 during the three months ended June 30, 2011 and over the nine months ended June 30, 2011, we awarded 1,304,750 options from the Plan.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	—	4.21	—
Interest rate (based on U.S. Treasury yields at time of grant)	1.91%	—%	1.83%	—%
Volatility	46.37%	—%	46.48%	—%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$1.99	$—	$2.08	$—
Weighted-average intrinsic value of options exercised (in thousands)	$36	$—	$119	$—

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

STOCK OPTIONS—INDUCEMENT GRANTS

On August 16, 2010, we granted 100,000 options to our current CEO as an inducement grant outside of the Plan.  These options vest as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 1/48th of the original number of shares on the same date in each succeeding month following the first anniversary of the grant date until the fourth anniversary of the grant date and expire ten years from the grant date.

On June 13, 2011, we granted our current CFO the option to purchase 250,000 shares of common stock as an inducement grant outside of the Plan.  These options vest as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 1/48th of the original number of shares on the same date in each succeeding month following the first anniversary of the grant date until the fourth anniversary of the grant date and expire ten years from the grant date.  The following table shows the assumptions used to calculate the fair value of this award:

Tier Technologies, Inc.

Three months ended June 30, 2011
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.59%
Volatility	46.21%
Dividend yield	—
Fair value of options granted	$1.76

STOCK OPTIONS

Stock option activity for all option grants for the nine months ended June 30, 2011 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2010	2,453	$7.43
Granted	1,555	5.22
Exercised	(111)	4.33
Forfeitures or expirations	(505)	7.94
Options outstanding at June 30, 2011	3,392	$6.44	7.97 years	$136
Options vested and expected to vest at June 30, 2011	2,870	$6.47	8.59 years	$110
Options exercisable at June 30, 2011	1,120	$8.09	5.35 years	$18

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense for the three and nine months ended June 30, 2011 was $0.3 million and $0.7 million, respectively.  During the three months and nine months ended June 30, 2010 we recognized $0.2 million and $0.6 million, respectively, in stock based compensation expense.

As of June 30, 2011 a total of $3.6 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.4 year weighted-average period.

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

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation package, our non-employee Board members are awarded 9,000 restricted stock units upon their election to our Board at our annual meeting.  The following awards have been made:

Tier Technologies, Inc.

	Total restricted stock units awarded	Vesting date
2009 annual meeting	72,000	March 20, 2012
2010 annual meeting (a)	54,000	May 11, 2011
2011 annual meeting	63,000	April 14, 2012

(a)	The RSUs awarded to board members elected to our Board at the 2010 annual meeting were paid in cash during the three months ended June 30, 2011.

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

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

	Annual meeting
(in thousands)	2011	2010(a)	2009
Expense recognized for the quarter ended June 30, 2011	$79	$8	$6
Expense recognized through June 30, 2011	$79	$280	$343	(b)
Estimated expense to be recognized through vesting date	(c)	—	(c)

(a)	The RSUs awarded to board members elected to our Board at the 2010 annual meeting were paid in cash during the three months ended June 30, 2011.
(b)	This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.
(c)
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

As of June 30, 2011, we may award up to 225,000 PSUs under the PSU Plan.  At June 30, 2011, these PSUs are recorded at their fair value of approximately $35,000, as Accrued compensation liabilities on our Consolidated Balance Sheets.  We used a Monte Carlo simulation option pricing model to estimate the fair value using the following assumptions:

Tier Technologies, Inc.

Payable in cash
Weighted-average assumptions used in Monte Carlo simulation:
Original period over which units will vest (in years)	3.00
Remaining period that units will be outstanding (in years)	0.43
Interest rate (based on U.S. Treasury yield)	0.08%
Volatility	44.37%
Dividend yield	—
Weighted-average fair value of PSUs granted	$0.19

The following table provides information on the expense related to the performance stock unit awards:

(in thousands)	Liability award
Expense recognized for the quarter ended June 30, 2011	$(18)
Expense recognized through June 30, 2011	$35
Estimated expense to be recognized through December 2011	(a)

(a)
Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter and other assumptions noted above as used in the Monte Carlo simulation.  We are unable to estimate the expense expected to be recognized for these awards.

NOTE 11—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(1,356)	$(220)	$(3,825)	$(1,750)
Discontinued operations, net of income taxes	(76)	(180)	226	61
Net loss	$(1,432)	$(400)	$(3,599)	$(1,689)
Denominator:
Weighted-average common shares outstanding	16,951	18,151	17,252	18,153
Effects of dilutive common stock options	—	—	—	—
Adjusted weighted-average shares	16,951	18,151	17,252	18,153
(Loss) income per basic and diluted share
From continuing operations	$(0.08)	$(0.01)	$(0.22)	$(0.09)
From discontinued operations	—	(0.01)	0.01	—
Loss per basic and diluted share	$(0.08)	$(0.02)	$(0.21)	$(0.09)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

Tier Technologies, Inc.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2011	2010	2011	2010
Weighted-average options excluded from computation of diluted loss per share	2,613	1,229	1,567	1,194

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2011	2010	2011	2010
Common stock equivalents excluded from computation of diluted loss per share	1	238	4	254

NOTE 12—SHAREHOLDERS’ EQUITY

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

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results by segment for the three and nine months ended June 30, 2011, for our Continuing Operations, which consists of Electronic Payment Solutions, or EPS, operations, and Wind-down operations and our Discontinued Operations:

	Three months ended June 30, 2011		Nine months ended June 30, 2011
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share	Net (loss) income	(Loss) earnings per share
Continuing Operations:
EPS	$(1,624)	$(0.10)	$(4,829)	$(0.28)
Wind-down	268	0.02	1,004	0.06
Total Continuing Operations	$(1,356)	$(0.08)	$(3,825)	$(0.22)

Total Discontinued Operations	$(76)	$—	$226	$0.01

Net loss	$(1,432)	$(0.08)	$(3,599)	$(0.21)

Our Continuing Operations consists of our Electronic Payment Solutions, or EPS, operations, and certain operations we intend to wind down over the next two years.  Revenues from EPS were $38.1 million and $100.5 million for the three and nine months ended June 30, 2011, respectively, a decrease of 1.6% and 0.2% from the three and nine months ended June 30, 2010.  For the three months ended June 30, 2011, transaction volume increased 6.8% and total dollars processed increased 4.2% over the same period last year.  For the nine months ended June 30, 2011, transaction volume increased 8.4% and total dollars

Tier Technologies, Inc.

processed increased 4.7% when compared with the same period last year.  Our EPS operations reported a net loss of $1.6 million for the three months ended June 30, 2011 and $4.8 million for the nine months ended June 30, 2011.  The increase in interchange fees, primarily due to shifts in payment type related to the loss of several large utility clients, an increase in discount fees charged by one of the payment networks, and the seasonality of our business, as discussed below, have been the significant contributors to the net loss for the three and nine months ended June 30, 2011. We have successfully streamlined our costs to support our Wind-down operations, while still effectively managing our ongoing contracts, which have resulted in reported net income from Wind-down operations of $0.3 million and $1.0 million for the three and nine months ended June 30, 2011.

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

STRATEGY AND GOALS FOR 2011

After a recent strategic review of our business under the leadership of our new management team, the company expects to continue to focus on four key areas during this fiscal year and for the foreseeable future:

•	Making reliability a reality

•	Going where the payments are

•	Funding the future

•	Working together

Making reliability a reality:  As a result of a number of acquisitions, including Official Payments Corporation (OPC), EPOS Corporation and most recently, ChoicePay, Inc., we operate our business on multiple technology platforms.  In 2009, we made the decision to consolidate our operations onto a single technology platform over time.  The goals of the consolidation were to facilitate our ability to develop, sell and implement new and enhanced product offerings, improve margins by spreading fixed platform costs over a growing number of transactions, simplify our operations and reporting structure and make it easier to integrate potential future acquisitions. As we stated in August, 2010, while we have made some progress in the consolidation efforts, we have found that completion of the development of a consolidated platform and the migration of our approximately 4,000 biller direct customers to that platform would take longer than originally anticipated.  Our original plan was to complete development during calendar year 2010 and complete customer migration in calendar year 2011.  We are continuing to evaluate the platform consolidation.  At this time, we have postponed all migration plans for current customers. As evidenced by our recent decision to invest $8.3 million into our core network infrastructure (See Liquidity and Capital Resources), our immediate focus is to strengthen our present platforms and make the necessary investments to provide competitive products on each of our existing platforms. Where possible, we are developing these products as self-contained, reusable components, which could be used with multiple clients and platforms.  Previously, we had delayed product rollout so that products could be made available on the consolidated platform.  During the first half of fiscal year 2011, our technology efforts focused principally on (1) increasing platform stability by improving the platforms’ availability and reliability, (2) security and compliance, (3) retention of existing clients, by increasing the products and features to clients, and (4) ongoing progress in our infrastructure initiatives.  We now plan to focus on

Tier Technologies, Inc.

executing the overall network infrastructure upgrade in the fourth quarter of fiscal year 2011 and throughout fiscal year 2012.

Going where the payments are:   We have increased our focus on understanding the dynamics of our markets so that our market strategies and product offerings better meet the evolving needs of the market.  We continue to broaden our product offerings in line with the evolving needs of our customers.  We have expanded our payment channels to include the Web; automated interactive voice response (IVR); agent based call centers and point-of-sale environments.  We offer our billers a technology platform designed expressly for the biller direct market with a single source solution that simplifies the management of electronic payments.  We offer bill-payers a range of payment choices including credit and debit cards, electronic checks (ACH), cash and money orders.  We are beginning to implement emerging payment methods such as Green Dot MoneyPak and Bill Me Later. By utilizing our solutions, clients can reduce the time and expense devoted to management of their payment technology and compliance with PCI-DSS and other industry standards.  We have started an ongoing upgrade of our strategic information systems to allow us to establish direct relationships with end-users of our services allowing us to grow transactions across multiple verticals and deepen the strength of our primary brand, Official Payments.  We expect to explore strategic partnerships and potential acquisitions that would allow us to penetrate new markets and increase our share in existing vertical markets.  During the remainder of fiscal 2011, we expect to continue reviewing our costs and seek more efficient means of delivering services to our clients while expanding our product offerings to increase our market share.  We will continue to focus increased resources and marketing programs on our core verticals to reinforce our market position.  As a result of our continued growth, we provide services to billers and their customers in all 50 states and the District of Columbia.

Funding the future:  Having completed the divestiture of business units that were not profitable or not in line with our strategic focus on the biller direct market, we have aggressively worked to reduce our sales, marketing, general and administrative, or SG&A, costs over the last several years.  This has involved substantial headcount reductions and facilities consolidations including the consolidation of our data centers, which is in progress.  We are working to achieve profitability by growing revenues while managing our SG&A expenses and our direct costs, which are primarily the interchange fees, payment processing fees, banking fees and dues and assessments we pay the payment networks.  For the remainder of fiscal year 2011, we will continue to work to improve our margins by seeking better rates from the payment networks and our payment processors, adding lower cost processors and incenting our billers and their customers to use payment options and channels which offer better margins.

Working together:  In the last quarter of fiscal 2010, the Board appointed Alex P. Hart to the position of President and Chief Executive Officer.  In November 2010, Atul Garg joined us as Senior Vice President, Product Management.  In March 2011, we announced the appointment of Sandip Mohapatra as Chief Technology Officer.  In May we appointed a new SVP of sales.  In June 2011, we announced that Jeff Hodges joined us as CFO.  All of the aforementioned executives are veterans of the payments/processing industry.  Lastly, we have promoted several individuals in the organization to new responsibilities in sales, operations, development, implementations, information technology and human resources.  On an ongoing basis, we expect to reevaluate our people and organizational structure, with the goal of ensuring that we have the right people to meet the needs of our clients and their customers in an efficient and effective manner.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three and nine months ended June 30, 2011 and 2010:

Tier Technologies, Inc.

	Three months ended		Variance
	June 30,		2011 vs. 2010
(in thousands, except percentages)	2011	2010	$	%
Revenues	$38,443	$39,447	$(1,004)	(2.6)%
Costs and expenses	39,772	39,627	145	0.4%
Loss from continuing operations before other income and income taxes	(1,329)	(180)	(1,149)	*
Other income	19	117	(98)	(83.8)%
Loss from continuing operations before income taxes	(1,310)	(63)	(1,247)	*
Income tax provision	46	157	(111)	(70.7)%
Loss from continuing operations	(1,356)	(220)	(1,136)	*
Loss from discontinued operations, net	(76)	(180)	104	57.8%
Net loss	$(1,432)	$(400)	$(1,032)	(258.0)%
*Not meaningful

	Nine months ended		Variance
	June 30,		2011 vs. 2010
(in thousands, except percentages)	2011	2010	$	%
Revenues	$101,679	$102,889	$(1,210)	(1.2)%
Costs and expenses	105,719	105,056	663	0.6%
Loss from continuing operations before other income and income taxes	(4,040)	(2,167)	(1,873)	(86.4)%
Other income	76	429	(353)	(82.3)%
Loss from continuing operations before income taxes	(3,964)	(1,738)	(2,226)	(128.1)%
Income tax (benefit) provision	(139)	12	(151)	*
Loss from continuing operations	(3,825)	(1,750)	(2,075)	(118.6)%
Income from discontinued operations, net	226	61	165	270.5%
Net loss	$(3,599)	$(1,689)	$(1,910)	(113.1)%
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

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and nine months ended June 30, 2011 and 2010:

Tier Technologies, Inc.

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Revenues
EPS	$38,090	$38,716	$(626)	(1.6)%
Wind-down	353	731	(378)	(51.7)%
Total	$38,443	$39,447	$(1,004)	(2.6)%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Revenues
EPS	$100,471	$100,621	$(150)	(0.2)%
Wind-down	1,208	2,268	(1,060)	(46.7)%
Total	$101,679	$102,889	$(1,210)	(1.2)%

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

EPS generated $38.1 million of revenues during the three months ended June 30, 2011, a $0.6 million, or 1.6%, decrease over the three months ended June 30, 2010.  During the three months ended June 30, 2011, we processed 6.8% more transactions than we did in the same period last year, representing 4.2% more dollars.  The lower growth in dollars processed, as compared with growth in transactions, is due primarily to the success of our stated strategic intent to develop new verticals to diversify the business.  A significant amount of the new transactions were from verticals with lower average dollar size per transaction.  For example, average utility payments per transaction are lower than average payments in our established property tax and income tax businesses and generate more transactions per year.  The economic environment has also caused average payment size to decline.  The reduction in revenues is primarily driven by the decrease in average payment size.  During the three months ended June 30, 2011, our Federal vertical experienced a 6.1% decrease in the number of transactions processed, primarily due to reduced transactions through our contract with an online tax filing service, and our Utilities vertical incurred an 11.7% decrease in transactions processed, primarily due to the absence of transactions from the large utility clients we acquired from ChoicePay.  Our other verticals experienced an increase in transactions processed during the three months ended June 30, 2011 compared to the same period last year, ranging from 15.9% to 38.0%.  In addition we are seeing improvements in revenue, transactions and dollars processed in the businesses on which we have focused, such as our municipal utilities, government agencies and higher education clients.  During the three months ended June 30, 2011, we added 97 new payment types.  We define a payment type as a specific tax, fee, fine or other liability that we collect on behalf of our clients.  Examples include, but are not limited to: federal income taxes, state business income taxes, real property taxes, court fines, utility payments, fines and other payment obligations.  In some instances, a single client may have multiple payment types.

EPS generated $100.5 million of revenues during the nine months ended June 30, 2011, a $0.2 million, or 0.2%, decrease over the nine months ended June 30, 2010.  During the nine months ended June 30, 2011, we processed 8.4% more transactions than we did in the same period last year, representing 4.7% more dollars.  See the prior paragraph for a discussion on growth in dollars processed compared to transactions, as well as average payment size.  Most of our verticals experienced an increase in transactions processed

Tier Technologies, Inc.

during the nine months ended June 30, 2011 compared to the same period last year, ranging from 9.3% to 52.6%.  However, our Utilities vertical incurred a 12.2% decrease in transactions processed for the nine months ended June 30, 2011 when compared to the same period in the prior year, again due to a decrease in transactions for large utilities.  During the nine months ended June 30, 2011, we added 574 new payment types.  We currently offer over 9,500 payment types.

The Federal vertical is composed primarily of two components:  (1) a partnership with an online tax filing service and (2) our contract with the IRS, which we traditionally implement through our primary brand, Official Payments.  This year, we added our fighter brand, ChoicePay, in the Federal vertical. Both components faced new competitive pressures this tax season.  Our partnership with the online tax filing service, which had been exclusive to us is now in its second year of reduced volume as another payments services company has the primary position.  Our contract with the IRS continues in its second year in which there are three providers of electronic payment services instead of two and we are listed in position three this year on the IRS website.  Our transactions processed through the IRS contract for this tax season, which started January 1, 2011, have increased more than 24.0 percent through the end of the third quarter of fiscal 2011, as compared with the same period in 2010.  This increase in transactions was offset by a decrease in average payment size continuing the lower average payment trend from last year.

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

We experienced an increase in transactions processed from the first three quarters of fiscal year 2010 when compared to the first three quarters of fiscal year 2011 but remain concerned about the impact of declining average payment amounts.  Lower average payment amounts, continued attrition in the large utility segment, and the challenges associated with developing, selling, and implementing new products in the current economic environment are tempering our confidence in our ability to increase our revenue for the full fiscal year.  We believe that the addition of a new CFO and an SVP of Sales should improve our ability to plan, forecast, and deliver increased sales in the last quarter of fiscal 2011 and into fiscal year 2012.

Wind-down Revenues:  During the three months ended June 30, 2011, our Wind-down operations generated $0.4 million in revenues, a $0.4 million, or 51.7%, decrease from the three months ended June 30, 2010.  During the nine months ended June 30, 2011, Wind-down generated $1.2 million in

Tier Technologies, Inc.

revenues, a $1.1 million, or 46.7%, decrease from the nine months ended June 30, 2010.  Completion of several maintenance contracts within our Voice and Systems Automation, or VSA, business contributed to the decreases.  We expect to continue to see decreases in Wind-down revenues as we continue to complete and wind down existing maintenance projects over the next two years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The seasonality of our business, number of transactions processed and payment type selected can cause fluctuations in our direct costs.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and nine months ended June 30, 2011 and 2010:

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Direct costs
EPS:
Discount fees	$29,170	$28,717	$453	1.6%
Other costs	1,452	1,563	(111)	(7.1)%
Total EPS	30,622	30,280	342	1.1%
Wind-down	74	331	(257)	(77.6)%
Total	$30,696	$30,611	$85	0.3%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Direct costs
EPS:
Discount fees	$74,358	$71,645	$2,713	3.8%
Other costs	4,347	4,690	(343)	(7.3)%
Total EPS	78,705	76,335	2,370	3.1%
Wind-down	193	904	(711)	(78.7)%
Total	$78,898	$77,239	$1,659	2.2%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

EPS Direct Costs:  Despite the decrease in EPS revenues, EPS direct costs increased $0.3 million, or 1.1%, during the three months ended June 30, 2011 compared to the same period last year.  Discount fees increased $0.5 million, or 1.6%, over the same period last year.  During the three months ended June 30, 2011, we processed more transactions, which contributed to the increase in discount fees.  Further contributing to the increase in discount fees are the fluctuation of payment methods as well as an increase in discount fees charged by one of the payment networks.  We continue to explore and implement cost savings initiatives related to our discount and processing fees.

Other direct costs decreased $0.1 million, or 7.1%, during the three months ended June 30, 2011 when compared to the same period last year.  Decreases in labor and labor-related expenses as well as reduced telephony costs attributable to efforts to improve efficiencies in our telephony structure and reduce pricing contributed to the overall decrease.

Tier Technologies, Inc.

During the nine months ended June 30, 2011, EPS direct costs increased $2.4 million, or 3.1%, when compared to the same period last year.  Discount fees increased $2.7 million, or 3.8%, over the same period last year.  As stated above, the increase in transactions and shift in payment type contributed to the increase in discount fees.  In addition, the three months ended December 31, 2009 benefited from a one-time cost benefit of $0.3 million in settlement funds received relating to our payment card processing fees.

Other direct costs decreased $0.3 million, or 7.3%, during the nine months ended June 30, 2011.  We incurred $0.1 million associated with integration costs within our Education vertical.  This was offset by decreases in labor and labor-related expenses as well as reduced telephony costs attributable to efforts to improve efficiencies in our telephony structure and reduce pricing.

During fiscal 2011, as more clients move towards electronic payment solutions options and we strive to grow our business, we expect to see an increase in transactions processed.  This increase in transactions will result in additional discount fees.  In addition, we expect to see a continued shift in payment method, which we also believe will increase our discount fees in fiscal 2011 when compared to fiscal 2010.  In July 2011 the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted into law.  We are currently evaluating the impact of this new legislation on our processing costs and discount fees.  During the remainder of fiscal 2011 and into fiscal 2012, we will be evaluating our processor relationships to seek efficiencies and more favorable pricing, possibly through reducing the number of processors we use.

Wind-down Direct Costs:  During the three and nine months ended June 30, 2011, direct costs from our Wind-down operations decreased $0.3 million or 77.6%, and $0.7 million or 78.7%, respectively, from the same period last year, consistent with the completion of projects.  As we wind down these operations, we expect that the direct costs of these operations will continue to decrease during the remainder of fiscal 2011.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and nine months ended June 30, 2011 and 2010:

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
General and administrative
EPS	$5,519	$5,830	$(311)	(5.3)%
Wind-down	11	120	(109)	(90.8)%
Total	$5,530	$5,950	$(420)	(7.1)%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
General and administrative
EPS	$16,328	$18,143	$(1,815)	(10.0)%
Wind-down	11	326	(315)	(96.6)%
Total	$16,339	$18,469	$(2,130)	(11.5)%

Tier Technologies, Inc.

EPS General and Administrative:  During the three months ended June 30, 2011, EPS incurred $5.5 million of general and administrative expenses, a $0.3 million, or 5.3%, decrease over the same period last year.  The most significant factor contributing to the decrease in expense is the absence of $1.2 million of severance expense recognized during the three months ended June 30, 2010 related to the departure of our former CEO.  We also reduced our expected bonus payout for fiscal year 2011 which resulted in a reduction of $1.1 million in expense in the current quarter and a $0.9 million reduction in expense when compared to the same period prior year.  Share-based payment related to options decreased $0.1 million primarily due to the departure of several executives in the prior periods.

Offsetting these decreases is the increase in labor and labor-related expenses, including consulting and subcontractor labor, of $1.1 million.  This increase is due primarily to the investment in our management, infrastructure and platform stabilization and development, which has resulted in additional staff and consultants as well as fewer capitalized projects in development.  The reduction in PSU expense during the same period last year as a result of declining stock prices resulted in a $0.6 million increase in share-based payment expense.  Due to the reversal of accruals in the same quarter last year, our tax expense increased $0.2 million when compared to the same period last year.

During the nine months ended June 30, 2011, EPS incurred $16.3 million of general and administrative expenses, a $1.8 million or 10.0%, decrease over the same period last year.  Our share-based compensation expense decreased $1.3 million when compared to the same period last year.  This is the result of the reversal of $1.5 million in expense related to Restricted Stock Units, or RSUs, which required our former CEO to be employed with us for a period of three years as well as required a target stock price to be achieved.  These conditions were not satisfied and pursuant to US GAAP we were permitted to reverse the expense recognized during the vesting period.  Offsetting the $1.5 million decrease is an additional $0.2 million of expense relating to grants and prior year declining stock prices as discussed above.  Severance expense for the nine months ended June 30, 2011, decreased $0.9 million when compared to the same period last year.  In the prior year we recognized $1.2 million in expense related to the departure of our former CEO.  During the current year, we have recognized $0.3 million in severance expenses as a result of the departure of our former CFO.  As discussed above, we reduced our expected fiscal 2011 bonus payouts by $1.1 million, which resulted in a $0.8 million decrease in expense when compared to the same period last year.

Our legal expenses decreased $0.7 million when compared to the same period last year due to the absence of corporate governance issues which we incurred in the prior year and a reduction in proxy and annual meeting related costs.  As a result of moving our headquarters to reduced office space in Reston, Virginia and reduction in required space in San Ramon, California and Tulsa, Oklahoma our rent expense decreased $0.4 million.  Further contributing to the reduction in general and administrative expenses is: a $0.3 million reduction in telephony costs as a result of pricing agreements placed into effect late in fiscal 2010; a $0.2 million reduction in restructuring expense as the completion of our Reston, Virginia headquarter move was completed during the prior fiscal year; a $0.1 million decrease in travel and travel-related expenses; and a $0.1 million decrease in insurance premium payments.

Offsetting these decreases is the increase in labor and labor-related expenses, including consultants and subcontractor expenses, of $2.4 million.  As stated above, we are investing in the growth of our company by building a stable and industry knowledgeable management staff, upgrading and strengthening our infrastructure and stabilizing and enhancing our platforms.  We have added additional staff to our executive team and our development group and utilize specialized consultants to help us achieve these growth strategies.  Our tax expense increased $0.2 million during the nine months ended June 30, 2011, when compared to the same period last year due to reductions in prior year estimated tax expense as discussed above.  In addition, we incurred $0.2 million in additional software and equipment expense resulting from increased staff in development and increased data security initiatives.  Further contributing to the offset is a $0.2 million increase in recruiting costs related to our CFO search and staffing of developers, increased money transmitter license fees and an increase in bad debt expense.

Tier Technologies, Inc.

With the reversal of the RSU expense, we expect general and administrative costs to decrease when comparing fiscal year 2011 to 2010.  In addition, during the current fiscal year we anticipate our legal expenses to decline when compared to fiscal year 2010 primarily due to the absence of costs related to corporate governance issues.  However, we are anticipating an increase in labor and labor related costs as we add additional staff to support operations and provide the necessary resources to develop and implement new products.  We expect that our general and administrative expenses will be higher in fiscal year 2012 than in fiscal year 2011 as we continue to invest in the growth of our company and meeting the needs of our clients and their customers through infrastructure upgrades, platform stabilization and enhancements and because we have made additions to our management team.

Wind-down General and Administrative:  During the three and nine months ended June 30, 2011, general and administrative costs for Wind-down operations decreased $0.1 million, or 90.8%, and $0.3 million, or 96.6%, respectively, over the same periods last year.  This reduction is attributable to the final payment received on a Pension project, which resulted in the reversal of bad debt expense previously recognized.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and nine months ended June 30, 2011 and 2010:

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
EPS	$1,690	$1,396	$294	21.1%
Wind-down	—	—	—	—
Total	$1,690	$1,396	$294	21.1%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
EPS	$5,062	$4,435	$627	14.1%
Wind-down	—	—	—	—
Total	$5,062	$4,435	$627	14.1%

EPS Selling and Marketing:  During the three months ended June 30, 2011, EPS incurred $1.7 million of selling and marketing expenses, a $0.3 million, or 21.1%, increase over the same period last year.  The increase is primarily due to an increase of $0.2 million in advertising as a result of a strategic initiative to expand marketing campaigns to all verticals and a $0.2 million increase in liability share-based payment expense due to reductions during the three months ended June 30, 2010 resulting from decreases in stock prices at that time.  Offsetting these increases is a decrease in labor and travel and travel-related expenses.

During the nine months ended June 30, 2011, EPS incurred $5.1 million of selling and marketing expenses, a $0.6 million or 14.1%, increase over the nine months ended June 30, 2010.  The most significant factor in the year over year increase is the addition of $0.6 million in advertising expense as

Tier Technologies, Inc.

discussed above.  Further contributing to the increase is $0.1 million in severance expense incurred during the current fiscal year and $0.1 million in commission expense based on current year commission plan projections.  Offsetting these increases is $0.2 million in labor and labor-related costs due to reduced selling and marketing staff as compared to prior fiscal year and a reduction in travel and travel-related expenses.

During the remainder of fiscal 2011, we anticipate an increase in selling and marketing expenses, primarily in labor and labor related expenses, as well as advertising expenses, as we focus on adding new clients and new payment types and services to existing clients.  We expect fiscal year 2012 selling and marketing expenses to increase due to the addition of a SVP of Sales during the third quarter of fiscal year 2011 and additions to our sales staff as we refocus our sales initiatives.

Wind-down Selling and Marketing:  As a result of our decision to not pursue new contracts within Wind-down, we did not incur any selling and marketing expenses during the three and nine months ended June 30, 2011.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and nine months ended June 30, 2011 and 2010:

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
EPS	$1,856	$1,366	$490	35.9%
Wind-down	—	304	(304)	(100.0)%
Total	$1,856	$1,670	$186	11.1%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
EPS	$5,420	$4,030	$1,390	34.5%
Wind-down	—	883	(883)	(100.0)%
Total	$5,420	$4,913	$507	10.3%

Depreciation and amortization relating to EPS increased during the three and nine months ended June 30, 2011 by $0.5 million, or 35.9%, and $1.4 million or 34.5%, respectively, primarily associated with internally developed software projects placed into production during fiscal year 2010.  We did not incur any amortization expense for our Wind-down operation for the three or nine months ended June 30, 2011.

Other Income (Continuing Operations)

Interest income, net:  Interest income during the three and nine months ended June 30, 2011 decreased $71,000 and $312,000, respectively, compared to the three and nine months ended June 30, 2010, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to invest our investable funds in money market accounts, treasury bills, certificates of deposit and commercial paper, which often pay interest at lower rates than could be achieved by investing in riskier securities.  Our interest rates fluctuate with changes in the marketplace.

Tier Technologies, Inc.

Income Tax Provision (Continuing Operations)

During the three months ended June 30, 2011, we reported an income tax provision of $46,000 and a benefit of $139,000 during the nine months ended June 30, 2011.  We reported an income tax provision of $157,000 and $12,000, respectively, for the three and nine months ended June 30, 2010.  Our Continuing Operations benefitted from a required intraperiod tax allocation of $151,000 during fiscal year 2011 and $160,000 during fiscal year 2010, as a result of a loss in Continuing Operations and income recorded in Discontinued Operations.  The remaining provision for income taxes represents state tax obligations incurred by our EPS operations for both fiscal years.  Our Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At June 30, 2011, we had $111.3 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2030, and $89.7 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2025.  Our ability to realize the $48.6 million of acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382.  The balance of our federal net operating loss carryforwards is currently limited to $5,993,000 per annum pursuant to Internal Revenue Code Section 382.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 we had $43.6 million in cash, cash equivalents and marketable securities compared with $54.0 million at September 30, 2010.  The decline in cash is primarily associated with the tender offer we completed in January 2011, in which we purchased $10.0 million of Tier stock.  In addition, at June 30, 2011, we had restricted cash of $6.0 million, compared with $7.3 million at September 30, 2010.  Of that restricted cash amount $6.0 million is used as a compensating balance required by our bank to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  As part of our banking consolidation efforts, we began processing outgoing Automated Clearing House payments to our clients from a new bank in July 2011.  As our processing with the previous bank continues to wind down, we will no longer be required to hold a compensating balance at that bank.  We are expecting this compensating balance to be released in August 2011, and therefore reclassed the restricted balance from long-term to current Restricted Investments on the Consolidated Balance Sheets.

As discussed in Note 5—Customer Concentration and Risk and Note 8-Contingencies and Commitments our Consolidated Balance Sheets include settlements receivable and payable.  Our $43.6 million in cash, cash equivalents and marketable securities includes funds that have settled to us that we have not yet distributed to clients due to the timing of bank transactions of $13.1 million and $5.5 million of accrued discount fees.  These items reduce our cash available for company use.  Offsetting this reduction of cash available to Tier is $8.8 million of cash which we expect to receive within one to two days after the end of the quarter as settlements from credit card companies or banks.  Therefore, the cash and cash equivalents available to Tier is $33.8 million as of June 30, 2011(cash and cash equivalents less settlements payable and accrued discount fees plus settlements receivable), as compared to $49.4 million when compared to June 30, 2010.  In July 2011 we committed $8.3 million to upgrade our infrastructure, which includes the purchase of hardware, software and professional services.  The project will commence in August 2011 and is scheduled to be complete in October 2012.

Our current investment strategy is to ensure our cash, cash equivalents and marketable securities remain as liquid as possible.  We intend to concentrate our investments in short term U.S. Treasury bills to ensure we can meet our liquidity needs over the next twelve months.  We believe we have sufficient

Tier Technologies, Inc.

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

Net Cash from Continuing Operations—Operating Activities.  During the nine months ended June 30, 2011, our operating activities from Continuing Operations provided $1.2 million of cash.  This reflects a net loss of $3.8 million from Continuing Operations and $6.0 million of non-cash items.  During the nine months ended June 30, 2011, $0.3 million in cash was provided by an increase in accounts and settlements receivable, net.  A decrease in accounts and settlements payable and accrued liabilities used $0.8 million.  The timing of bank transactions causes fluctuations in these amounts from month to month.  An increase in prepaid expenses and other assets used $0.3 million of cash, primarily attributable to the reduction of non-revenue miscellaneous receivables.  A decrease in deferred income used $0.1 million of cash and a decrease in income tax receivables used $0.1 million in cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for the nine months ended June 30, 2011 was $0.9 million, including $13.2 million used to purchase marketable securities offset by $15.6 million of cash generated from the maturities of marketable securities and restricted investments.  The purchase of equipment and software to support our EPS operations and the additional goodwill related to the ChoicePay earn-out used $3.3 million of cash.

Net Cash from Continuing Operations—Financing Activities.  During the nine months ended June 30, 2011, our financing activities used $9.9 million of cash.  The purchase of Tier stock in January 2011 used $10.3 million of cash, while the issuance of common stock generated $0.5 million.  Capital lease obligations used $25,000 of cash.

Net Cash from Discontinued Operations—Operating Activities.  During the nine months ended June 30, 2011, our operating activities from Discontinued Operations used $0.1 million of cash for miscellaneous legal costs.

Net Cash from Discontinued Operations—Investing Activities.  During the nine months ended June 30, 2011, our investing activities from Discontinued Operations generated $0.4 million of cash as a result of an earn-out payment, net of taxes from the company that purchased our former GBPO business.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended June 30, 2011, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

Tier Technologies, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including certificates of deposit, and government and non-government debt securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by ten percent from levels at June 30, 2011, the fair value of the portfolio would decline by about $37,500.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tier Technologies, Inc.

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

Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal and state laws and regulations, including some states’ money transmitter regulations and related licensing requirements, and anti-money laundering laws.  Compliance with federal and state laws and government regulations regarding money transmitters, money laundering, privacy, data security, fraud, and other laws and regulations associated with payment transaction services is critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We are registered as a money services business, have a number of state money transmitter licenses and have additional applications for licensure as a money transmitter pending.  We entered into consent orders with four states which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and two other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of internet transactions, and related payment of fees and fines.  We are also subject to the applicable rules of the credit/debit card association, the National Automated Clearing House Association (NACHA), and other industry standards.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  Certain divestitures include contractual earn-outs and revenue sharing arrangements based on the buyers’ successful operation of the businesses divested.  If the businesses are not profitable or there are revenue shortfalls, we may not receive the expected benefits from the divestitures, which could have an adverse impact on our revenues.  Additionally, we remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or

Tier Technologies, Inc.

Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  Mediation is expected to take place by September 2011 to discuss the allocation of the costs of project completion.  If this contract or other divested contracts are not performed successfully, or if there is a claim of delay or breach in connection with services or products provided by either us or the acquiring company, liability to Tier could result, causing damages, unanticipated costs, bond forfeitures and loss of revenue.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Financial Reform Act, provides for comprehensive financial regulatory reform, and may have a significant impact on our compliance requirements and increased regulatory and implementation costs, including restrictions on how we structure and sell our services. At this time, it is difficult to predict the extent to which the Financial Reform Act or the resulting rules and regulations will impact our business.  Compliance with these new laws and regulations will likely result in additional costs which could be significant and could adversely impact our results of operations, financial condition and liquidity.

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

Tier Technologies, Inc.

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

Tier Technologies, Inc.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase any of our common stock during the three months ended June 30, 2011.  On November 22, 2010, we announced that our Board of Directors had authorized us to conduct a cash tender offer to purchase up to an aggregate of $10.0 million in value of our common stock in a modified “Dutch Auction”.  On December 17, 2010, we commenced a modified “Dutch Auction” tender offer to purchase up to $10.0 million in value of our common stock at a price within (and including) the range of $5.80 per share to $6.20 per share.  The tender offer expired on January 20, 2011.  As a result of the tender offer, we accepted for payment on January 20, 2011, and purchased 1,639,344 shares of our common stock for a price of $6.10 per share, for a total cost of approximately $10.0 million, excluding fees and expenses related to this offer.

Tier Technologies, Inc.

ITEM 5.  OTHER INFORMATION

In a Current Report on Form 8-K filed on April 13, 2011, we disclosed that, at our 2011 Annual Meeting of Stockholders held on April 7, 2011, our stockholders indicated their preference for an advisory vote on the compensation of our named executive officers to be held annually, which annual frequency was also the recommendation of our Board of Directors.  Our Board of Directors has determined that we will hold an advisory vote on the compensation of our named executive officers on an annual basis until the next required vote on the frequency of such advisory votes, or until the Board otherwise determines that a different frequency for such votes is in the best interests of our stockholders.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Management Incentive Plan for fiscal year 2011 (1)
10.2	Employment Agreement dated as of May 24, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges (2)
10.3	Nonstatutory Stock Option Agreement for Inducement Grant dated as of June 13, 2011, between Tier Technologies, Inc. and Jeffrey W. Hodges †
10.4	Employment Agreement dated as of May 26, 2011 between Tier Technologies, Inc. and Sandip Mohapatra †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Calculation Linkbase Document †
101.LAB	XBRL Taxonomy Label Linkbase Document †
101.PRE	XBRL Taxonomy Presentation Linkbase Document †

†	Filed herewith
(1)	Filed as an exhibit to Form 8-K, filed May 16, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K, filed June 13, 2011, and incorporated herein by reference.

Tier Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated: August 9, 2011

	By:	/s/ Jeff Hodges
Jeff Hodges
Chief Financial Officer
(Principal Financial and Accounting Officer)

Tier Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Management Incentive Plan for fiscal year 2011 (1)
10.2	Employment Agreement dated as of May 24, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges (2)
10.3	Nonstatutory Stock Option Agreement for Inducement Grant dated as of June 13, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges †
10.4	Employment Agreement dated as of May 26, 2011 between Tier Technologies, Inc. and Sandip Mohapatra †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Calculation Linkbase Document †
101.LAB	XBRL Taxonomy Label Linkbase Document †
101.PRE	XBRL Taxonomy Presentation Linkbase Document †

†	Filed herewith
(1)	Filed as an exhibit to Form 8-K, filed May 16, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K, filed June 13, 2011, and incorporated herein by reference.