Form 10-K
period 2011-09-30
TIER TECHNOLOGIES INC
filed 2011-12-06
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 001-33475

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

As of March 31, 2011, the aggregate market value of common stock held by non-affiliates of the registrant was $81,484,216, based on the closing sale price of the common stock on March 31, 2011, as reported on The NASDAQ Stock Market.  As of November 30, 2011, there were 16,641,621 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I—Executive Officers") of this report, which will appear in our definitive proxy statement relating to our 2012 annual meeting of stockholders, or an amendment to this Form 10-K if such definitive proxy statement is not filed within 120 days after the end of our fiscal year, is incorporated by reference into this report.

TIER TECHNOLOGIES, INC.
FORM 10-K

i

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the Company’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  The Company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect the Company’s financial results in all our markets, which we refer to as “vertical markets,” particularly the federal vertical market, the state and local vertical markets and property tax vertical market;  effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow Electronic Payments Solutions revenue while reducing our costs, including processor and interchange related costs; the timing, initiation, completion, renewal, extension or early termination of client or partner contracts or projects; our ability to execute on our sales and product strategy and realize revenues from our business development opportunities; the impact of regulatory requirements; and unanticipated claims as a result of project performance, including due to the failure of software providers, processors, vendors, partners, or subcontractors to satisfactorily perform and complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 7 of this report.

PART I

ITEM 1—BUSINESS
GENERAL

Tier Technologies, Inc., or Tier, is a leading provider of biller direct electronic payment solutions, through our primary brand Official Payments. These solutions provide payment services via multiple channels including the Internet, mobile Internet, automated Interactive Voice Response, or IVR, call center and point-of-sale, or POS, environments.  We offer our clients a front-end platform designed expressly for the biller direct market with a single source solution that simplifies the management of electronic payments.  Our solutions include multiple enhanced payment services, including convenience fee payments, absorbed payments, payment reminders and automated payment scheduling.  We also offer our clients a range of payment choices, including credit and debit cards, electronic checks, cash and money orders, and emerging payment methods to meet the needs of their customers.  By utilizing our solutions, clients can reduce, if not eliminate, their management and expense of payment technology.  Additionally, clients can meet their Payment Card Industry, or PCI, data security requirements, and achieve compliance with other payment industry standards while offering their customers secure and convenient means to pay their bills. The demand for our services has been driven by an increasing preference of consumers and merchants/billers to make payments electronically, increased acceptance of online, interactive voice response systems and contact management solutions, as well as by legislative mandates.

We perform these services in a variety of markets, which we refer to as vertical markets.  Our current vertical markets include:

•	Property Tax—which includes state and local real property tax payments;

•	Federal—which includes federal income and business tax payments;

•	State and Local Tax—which includes state and local income tax payments and business tax payments;

•	Utility—which includes payments to private and public utilities;

•	Education—which consists of services to post-secondary educational institutions; and

•
Other—includes charitable giving, local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal payments and fee payments and personal property tax payments.

During fiscal 2011, we also provided services in one business area which we are currently in the process of winding-down.  While we continue to support our existing contracts in this area, we are not pursuing new contracts.  The business that we are winding down is our Voice and Systems Automation business, or VSA, which provides services for interactive voice response systems, including customization, installation and maintenance.  We expect to complete the wind-down of our VSA business during fiscal year 2013.

Originally incorporated in 1991 in California, we reincorporated in Delaware effective July 15, 2005.  We are headquartered in Reston, Virginia, and plan to officially move our corporate headquarters to Norcross, Georgia, in fiscal year 2012.  As of September 30, 2011, our 223 employees and 20 contractors provided services to over 4,700 clients nationwide.

Our business consists of two reportable segments: EPS and VSA.  (Our VSA segment was previously called Wind-down as it included our Pension operation, which we substantially completed during fiscal year 2010).  We intend to complete work within our VSA segment during fiscal year 2013.  Revenues from our EPS operations were $128.6 million for the fiscal year ended September 30, 2011.  For the fiscal year ended September 30, 2011, transaction volume increased 7.3% and total dollars processed increased 5.7% over the same period last year.  Our EPS operations reported a net loss of $8.7 million for fiscal 2011.  Revenues from our EPS operations make up 98.8% of our revenues from Continuing Operations, and only our contract with the U.S. Internal Revenue Service, or IRS, contributed more than 10% to our EPS revenues.  The seasonality of our business causes fluctuations from one quarter to the next within our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.

ELECTRONIC PAYMENT SOLUTIONS

Our core business consists of our biller direct solutions, which we refer to as Electronic Payment Solutions, or EPS.  We offer our services using several pricing options such as transaction fee, convenience fee, flat fee, or client absorbed fee (fees paid directly by the client, in lieu of those charges being paid by the customer or constituent using the service), which can be billed as a percentage fee, a fixed fee, or some combination of both.  We provide services and solutions in several different verticals.  Our client base includes the IRS, 27 state governments, the District of Columbia and over 4,700 additional clients, consisting primarily of local governments and other public sector clients and approximately 100 private sector clients.  Across all of our verticals, we processed more than 20 million customer transactions, representing $8.2 billion in payments processed during fiscal 2011.  We offer several payment types that we collect on behalf of our clients.  Examples include, but are not limited to: federal income taxes, state business income taxes, real property taxes, court fines, utility payments, fines and other payment obligations.  In some instances, a single client may have multiple payment types.

Vertical Markets

Property Tax—We offer a variety of electronic payment solutions to state and local governments for the collection of real property taxes.  Electronic payment options include Internet, IVR, agent, POS, and wedge readers using all major credit cards: American Express®, Discover®, MasterCard®, Visa® and all major debit cards including some regional ATM card networks, debit cards and e-check.  Based on the contract with our client, we can earn revenue using any of the pricing options mentioned above and can charge a percentage fee, fixed fee or combination fee.  As with any of our tax-based businesses, revenues earned are seasonal by nature, as due dates for various state and local taxes determine the timing of revenue.  For fiscal year 2011, this vertical represented 32.5% of EPS revenue.

Federal—We provide businesses and individuals the opportunity to pay certain federal income and business tax obligations electronically via credit or debit cards.  Payment channels include Internet, IVR, and agent (a third-party provider who accepts payments on behalf of our client).  The revenues we receive for these services are typically based on a percentage of dollars processed.  During tax year 2011, we provided payment services for 34 types of tax forms for the IRS.  The leading form paid through our services is the individual IRS Form 1040, and when taxpayers submit this form, they typically pay any “balance due” on their taxes at the conclusion of the tax year.  Based on the timing of tax obligation due dates, we typically see higher revenues during our second and third quarters within this payment vertical, primarily due to the April 15th federal income tax deadline for personal and business income tax payments.  Revenues from our Federal vertical represented 19.2% of EPS revenues for fiscal year 2011.  Our contract with the IRS to provide payment services for federal tax payments contributed 17.8% of our EPS revenue for fiscal year 2011.

State and Local—We offer a variety of electronic payment solutions to state and local governments for electronic payments for personal income taxes and business taxes  These governments can provide electronic payment options to their constituents via Internet, IVR, agent, POS, and wedge readers using all major credit cards (see above), debit cards and e-check.  Based on the contract with our client, we can earn revenue using any of the pricing options mentioned above and can charge a percentage fee, fixed fee or combination fee.  Revenues earned within this vertical can be seasonal by nature, as due dates for various state and local taxes determine the timing of revenue earned.  For fiscal year 2011, this vertical represented 9.8% of EPS revenue.

Utility—Within this vertical we allow customers and constituents of various companies and municipalities to pay their utility obligations electronically using all major credit cards (see above), debit card, e-check, cash or money order.  The utility company customers can utilize the Internet, IVR, POS, agent, walk-up locations or kiosks to make these payments.  For fiscal year 2011, this vertical represented 12.5% of EPS revenue.

Education—Our solutions within the education vertical are utilized by post-secondary educational institutions.  Solutions we provide to these clients include electronic payment options for tuition and fee payments, student housing and alumni donations.  Individuals with obligations to post-secondary institutions may pay their obligations using all major credit cards (as above) and e-check via Internet, IVR and POS.  During fiscal year 2011, this vertical represented 15.3% of EPS revenue.

Other—Our “other” vertical encompasses charitable giving, state and local courts and citations, rent payments and insurance payments for various entities, electronic payment options for meal and fee payments for K-12 educational institutions, plus personal property tax payments.  Generally speaking, all major credit cards and e-check are accepted payment forms using the following payment channels: Internet, IVR, POS, agent, and wedge readers.  During fiscal year 2011, this vertical represented 10.7% of our EPS revenues.

Revenue Trends

As seen in the chart below, EPS revenue and transaction volumes have consistently increased over the past six years.  These increases are attributable to several factors: (1) the shift among federal, state and local governments, educational institutions and private entities to electronic payment options, (2) organic growth, including adding new vertical markets and payment options, and (3) general market shift in consumer preference from cash and check to electronic forms of payment.

EPS Revenue and Transaction Trends

Revenue
Transactions
$140,000
120,000
100,000
80,000
60,000
40,000
20,000
00
Revenue (thousands)
20,000
15,000
10,000
5,000
0
Transactions (thousands)
2,341
4,203
5,894
8,059
10,286
14,871
18,715
20,073
40,669
56,452
78,578
99,433
117,072
123,233
127,223
128,644
FY2004
FY2005
FY2006
FY2007
FY2008
FY2009
FY2010
FY2011

Tier Internal Data.

Commencing in the fall of 2006, our Board oversaw a strategic review of our business.  That review resulted in a decision to focus on electronic payment solutions and divest our other businesses.  During fiscal 2009, we completed the divestiture of our former Government Business Process Outsourcing, our GBPO, business and our former Packaged Software Systems Integrations, or PSSI, business.  As part of our strategic decision to focus on electronic payment solutions, we have also invested in growing new verticals, especially the education and utility verticals.  We made these investments to provide a richer value proposition to our end-users by offering more billers and payment types that could be accessed through our primary site OfficialPayments.com and to diversify the risk to our investors by balancing concentration in vertical markets.  The federal income tax vertical, which formerly represented more than half of total company revenue, was 19.2% of EPS revenue in fiscal year 2011.  The revenue contribution of all verticals is as follows:

Vertical Market	Revenue Contribution Fiscal year 2009	Revenue Contribution Fiscal year 2010	Revenue Contribution Fiscal year 2011	CAGR(1)
Property Tax	29.5%	27.3%	32.5%	0.3%
Federal	26.0%	20.5%	19.2%	(14.0)%
Utility	12.5%	15.3%	12.5%	33.0%
Education	10.2%	13.6%	15.3%	28.5%
State and Local	8.2%	8.5%	9.8%	7.2%
Other	13.6%	14.8%	10.7%	11.2%
Total	100.0%	100.0%	100.0%	3.3%

(1) Compound Annual Growth Rate of EPS Revenue for Fiscal Year 2008 to Fiscal Year 2011

SEASONALITY OF BUSINESS

In many of our vertical markets transaction and payment volumes tend to vary monthly, depending on due dates of related obligations from consumers or constituents.  For example, our transaction and payment volumes are typically higher in our fiscal third quarter, which includes the April U.S. federal tax season, and typically lower in our fiscal fourth quarter.  The fluctuation in our transaction and payment volumes cause corresponding fluctuations in our revenues and direct costs.  However, our general and administrative and selling and marketing expenses are more fixed in nature.  This type of revenue and cost structure can lead to losses in a quarter with slower transaction and payment volumes.

VSA OPERATIONS

VSA operations consist of a business from our former GBPO segment that we believe is not compatible with our long-term strategic direction.  We intend to complete all VSA projects during fiscal year 2013.  Our VSA business provides interactive voice response systems and support services, including customization, installation and maintenance to nearly 60 customers.  None of the VSA customers contributed more than 10% of our consolidated revenues.  We have successfully streamlined our costs to support our VSA operations, while still effectively managing our ongoing contracts.

DATA SECURITY

Tier takes the integrity and security of the financial information it processes on behalf of individuals, businesses and other entities seriously.  We are PCI Data Security Standard and National Automated Clearing House Association compliant, meaning we have professional security standards in place to protect the information we obtain to process electronic payments.  We also undergo an annual comprehensive audit by the IRS.  We have secured or are in the process of securing Money Transmitter Licenses in states where this legislation is applicable.

During fiscal 2011, the responsibilities of our Data Security Committee of the Board of Directors were expanded to include operational risks and the Committee was renamed the Data Security and Operational Risk Committee.  This committee’s primary function is to act on behalf of the Board in fulfilling data security management and operational risk responsibilities as defined by applicable law and regulations, as well as monitoring compliance with policies and procedures developed internally by Tier management.  The Data Security and Operational Risk Committee oversees our work on identifying and evaluating security and operational risks and implementing safeguards and programs to address data security integrity and mitigation of systems, operation and security risks.  This committee works with our management team to enhance current, and develop new, technical policies and procedures which are intended to strengthen security measures and operational safeguards.

TECHNOLOGY

As a result of a number of acquisitions, including Official Payments Corporation or OPC, EPOS Corporation and most recently, ChoicePay, Inc., we operate our business on three different platforms with multiple technologies.  In 2009, we made the decision to consolidate our operations onto a single technology platform over time.  While we have made some progress in the consolidation efforts, we determined in fiscal 2010 that completion of the development of a consolidated platform and the migration of our then approximately 4,600 biller direct clients to that platform would take longer than originally anticipated.  We are continuing to evaluate the platform consolidation project, and we believe that it will be completed within the next 24 to 36 months.

During the first half of fiscal year 2011, our technology efforts were focused principally on (1) increasing platform stability by improving the platforms’ availability and reliability, (2) ongoing security and compliance efforts, (3) products and feature enhancements geared towards retention of existing clients, and (4) ongoing progress in our infrastructure initiatives. In August 2011 we began implementation of a plan to improve and strengthen our core datacenter and network infrastructure, with the goal of improving our ability to offer competitive products on each of our existing platforms.  Where possible, we are developing these products as self-contained, reusable components in a Service Oriented Architecture, which could be used with multiple clients and platforms.  Previously, we had delayed product rollout so that products could be made available on the contemplated consolidated platform.

SEGMENT REPORTING

We manage and report our business in two segments: EPS and VSA operations.  Detailed information about the profitability of EPS and VSA can be found in Note 11—Segment Information to our Consolidated Financial Statements.

SALES AND MARKETING

Our sales and marketing objective is to develop lasting relationships with customers and clients that result in repeat business and cross-sale opportunities. Throughout fiscal year 2011 our sales and marketing efforts have been dedicated to the growth of our EPS business.  We are in the process of upgrading our customer relationship management systems to allow us to establish and manage direct relationships with end-users of our services, to grow transactions across our vertical markets, and deepen the strength of our primary brand Official Payments.  Late in the fiscal year we made a fundamental change in our sales strategy, moving from what had been a more passive selling environment where territory sales representatives had dual responsibilities that included sales as well as client service work.  We changed direction and now deploy a team of sales representatives that are primarily tasked with acquiring new clients. At the same time we have created a Large Client Management Team comprised of experienced client managers who work in the field with our larger clients to create plans to drive greater adoption of our customer-friendly and convenient payment channels. We have also laid the groundwork for increased investment in and attention to expanding our reseller partner relationships as we move into fiscal year 2012.

We employ an integrated marketing strategy that seeks to create broad-scale awareness to support targeted marketing initiatives to our existing and prospective customers and clients.  Historically, these efforts have been delivered through the resources and communication channels of our strategic partners, our vertical clients and our own Official Payments communication channels.  Our use of marketing partnerships has steadily diminished as the Official Payments customer base and our client footprint have grown and as we have successfully developed our own online targeted communication channels including email, web promotion and cross sale initiatives.

We are launching programs to increase customer adoption and utilization through expanded cross-selling capabilities and enhanced My Account functionality.  My Account is a personal registration function offered through our subsidiary, Official Payments Corporation.  We currently plan to launch new e-commerce products and payment services for partners and biller direct clients including additional payment channels such as mobile and walk-up payment.

INTELLECTUAL PROPERTY RIGHTS

Our success depends, in part, on protection of our methodologies, solutions and intellectual property rights. We rely upon a combination of nondisclosure, licensing and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.  We enter into nondisclosure agreements with all our employees, subcontractors and parties with whom we work.  In addition, we control and limit distribution of proprietary information.

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

GOVERNMENT REGULATIONS

On October 1, 2011, the final rules implementing the Durbin Amendment, or Durbin, provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Financial Reform Act, became effective.  Durbin places limits on debit card interchange rates that card issuing banks may charge.  Therefore, beginning in the first quarter of our fiscal year 2012, we expect a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions.  Although it is too early to predict the long-term impact of Durbin on the debit and credit card markets, we anticipate realizing benefits from it throughout our fiscal year 2012.

AVAILABLE INFORMATION

Our Internet address is www.tier.com.  There we make available, free of charge, our annual report on Form 10-K, and quarterly reports on Form 10-Q, including Interactive Data files, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission, or SEC.  Our SEC reports can be accessed through the Investor Relations section of our Web site.  The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

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

We have incurred losses in the past and may not be profitable in the future.  We have reported net losses of $7.2 million in fiscal 2011, $6.2 million in fiscal 2010, $11.5 million in fiscal 2009, $27.4 million in fiscal 2008, and $3.0 million in fiscal 2007.  We are undertaking steps and implementing strategies to reduce costs and increase revenues.  As part of our cost reduction efforts, we are seeking to negotiate more favorable terms and fees that we pay including with processors, partners, vendors, suppliers and other providers of our services.  We are in the process of consolidating certain vendors and suppliers of our business to achieve greater efficiency and reduce indirect and direct costs and expenses including cost of services, interchange related costs, processor fees, and other transaction expenses.  If we are unable to reduce costs and our cost reduction steps and strategies are not successful, our costs may increase, may remain the same, or may not be reduced significantly enough to enable us to be profitable, or our losses may increase.

Our sales and marketing objectives include developing favorable client and customer relationships, driving repeat business, increasing transactions, and developing cross-sale opportunities in order to grow our business and our revenue. We recently made changes to our sales strategy to focus on acquiring new clients, and we created a new sales structure, hired new managers and sales representatives, implemented a new sales commission plan, and have taken other steps to grow sales and revenue and expand our reseller partner relationships.  To further enhance sales, we are in the process of developing new products and payment services for partners and biller direct clients in order to increase transactions and utilization of our services.  If any of these strategies or efforts do not succeed, or do not increase sales, transactions and revenue, or if our products are not competitive, our operating results, revenues and cash flows could decline, or may not increase sufficiently to enable us to be profitable, or our losses may increase.

Our revenues and operating margins may decline and may be difficult to forecast, which could result in a decline in our stock price.  Our revenues, operating margins and cash flows are subject to significant variation from quarter to quarter due to a number of factors, many of which are outside our control.  These factors include:

•	general economic conditions;

•	loss of significant clients;

•	demand for our services;

•	seasonality of business, resulting from timing of property tax payments and federal and state income tax payments;

•	timing of service and product implementations;

•	unplanned increases in costs;

•	delays in completion of projects;

•	intense competition;

•	costs of compliance with laws and government regulations;

•	costs of acquisitions, consolidation and integration of new business and technology; and

•	costs of operating in the payment processing industry, including interchange fees and other processing-related dues, assessments and fees.

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

We could suffer material losses and liability if our operations, systems or platforms are disrupted or fail to perform properly or effectively.  The continued efficiency and proper functioning of our technical systems, platforms, and operational infrastructure is integral to our performance. We operate on multiple platforms.  If any or all of the platforms or portions of the platforms, systems, or resources are disrupted or fail to perform properly or effectively, we could incur significant remediation costs and we might not be able to process transactions or provide services during the disruption or failure, which would result in a decrease in revenue.  Our operations, systems and platforms might be disrupted or fail to perform properly for many reasons including operational or technical failures of our systems and platforms, human error, failure of third-party support and services, system failure due to age and lack of integrity of hardware and software infrastructure, existence of single points of failure which has resulted in system interruption and outages, diminished availability and reliability of our services causing us to fail to meet contractual service level requirements, and loss of key individuals or failure of key individuals to perform who have unique knowledge of system architecture and platform customizations.  Our operations, systems and platforms may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, war, terrorist attacks, or other catastrophic events.  We are currently undertaking a multi-million dollar project to upgrade and replace significant portions of our infrastructure including the majority of our servers, system equipment, and software.  Loss or degradation of services, failure of transactions or loss of functionality could result in the event of disruption or failure of equipment or software during this upgrade project.

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

We could suffer material losses and liabilities if the services of any of our third party suppliers, vendors or other providers are disrupted, eliminated or fail to perform properly or effectively.  Our payment solution services, systems, security, infrastructure and technology platforms are highly dependent on continuous, timely and accurate provision of third party services, software, and hardware, including data transmission and telecom service providers, subcontractors, co-location facilities, network access providers, card companies, processors, banks, merchants and other suppliers and providers.  We also provide services on complex multi-party projects where we depend on integration and implementation of third-party products and services.  The failure or loss of any of these third party systems, services, software or products, our inability to obtain replacement services, or damage to or destruction of such services could cause degraded functionality, loss of product and service offerings, restricted transaction capacity, loss of transactions, limited processing speed and/or capacity, system failure, and contractual claims which could result in significant cost, liability, diminished profitability and damage to our reputation and competitive position.  Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Recent economic conditions may continue to negatively impact our business.  As a result of the current global and U.S. economic conditions, including increased unemployment and real estate foreclosures, we have suffered a downturn in revenue in our property tax and federal verticals, due to decreased payments of federal income tax and property tax.  If current conditions do not improve, additional declines in revenue may occur, especially in the property tax and federal verticals, negatively impacting use of our services and our overall revenues.

Additionally, the ongoing worldwide and U.S. economic downturn has made it difficult to borrow money or obtain credit.  We currently have no credit line or credit facility and rely solely on cash on hand, investments and cash from operations to fund our business.  If current levels of economic and market disruption and volatility continue or worsen, there can be no assurance that credit, bank loans, contractual lending agreements or other funding sources will be available on reasonable terms, or at all.   If we were not able to fund operations our level of services, staffing, resources or equipment may need to be reduced or eliminated which could negatively impact our revenue and stock price.

In the event we proceed with consolidation of our technology platforms, the consolidation involves significant risk and may not be successful or may be delayed.  We are in the process of evaluating the consolidation of our technology platforms.  We currently maintain three payment processing platforms: one in San Jose, California; one in Norcross, Georgia; and a third in Tulsa, Oklahoma.  Consolidation of our technology platforms could result in significant risks, including restricted and limited transaction volume, operational inefficiencies, inability to achieve our goals for fiscal year 2012 and 2013, inability to expand existing products and services, higher development and labor costs, significant client migration costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.  Additionally, migration of clients to a new platform could result in client service outages.  Our business is highly dependent upon having safe and secure information technology platforms with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements for our existing platforms does not keep pace with the growth of our business, we may not be able to increase business.  Furthermore, if we are not able to acquire or develop these platforms and systems on a timely and economical basis, our profitability may be adversely affected.  Since we maintain three separate platforms, the cost to develop products is significantly greater than if we maintained one platform, and such costs may continue to increase as we enhance existing products and develop new products.

We could suffer material losses or disruption of our business if we are not successful in integration and consolidation of operations and corporate functions. We are consolidating and moving certain operations, facilities, departments, and positions as part of our strategic plan to eliminate duplicative operations and functions, improve efficiency, and save costs.  In September 2011 we opened an office in Norcross, Georgia, and we are in the process of closing our Reston, Virginia office, effective at the end of December 2011.   As part of this transition we are in the process of moving and consolidating certain resources, key positions, corporate departments and company functions to Norcross, Georgia from Reston, Virginia, including our financial operations  (financial planning and analysis, cash settlement/reconciliation, general ledger accounting, and tax functions) and certain product development, human resources, technology services, and facilities management functions. Additionally, we recently completed consolidation of the customer service/call center, client services, implementation services, and some information technology services from San Ramon, California, and Tulsa, Oklahoma, to our existing facility in Auburn, Alabama.  As a result of such consolidation, certain key employees are no longer employed by the Company and certain internal processes may change, which may result in loss of historical knowledge and changes in our systems, protocols and processes.  If this restructuring and consolidation is not successful, we could suffer disruption of our operations, systems or services, which could result in remediation efforts, increased costs, and material adverse impact on our business, reputation and stock price.

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

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has generated 17.8%, 17.1%, and 19.8%, of our annual revenues from Electronic Payment Solutions for fiscal years 2011, 2010, and 2009 respectively.  In April 2009 we were one of three companies awarded a multi-year contract by the IRS to provide electronic payment solutions for personal and business taxes. The contract contains a base period commencing April 2, 2009 and ending December 31, 2009 and four one-year option periods running until December 31, 2013.  To obtain this contract, we reduced our historical pricing.  We compete with the other contract award recipients to provide services to the IRS.  If the other recipients reduce their prices, or if additional companies are awarded contracts, we may have to reduce our prices further to remain competitive.  If we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract, or if we are forced to reduce our prices in response to competitive pressures, our operating results and cash flows could decline significantly.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, or a number of large state, local, utility or education-related contracts, could result in significant loss of revenues and reduction in profitability.

We are subject to numerous laws and regulations.  Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, compliance controls, accounting standards, licensing and bonding requirements, industry/association rules, and public disclosure requirements including under the Sarbanes Oxley Act of 2002, SEC regulations, and Nasdaq Stock Market rules.  Compliance with and changes in these laws, regulations, standards and requirements may result in increased general and administrative expenses for outside services, increased risks associated with compliance, and a diversion of management time and attention from revenue-generating activities, which could curtail the growth of our business. Non-compliance with these laws or regulations could result in significant costs of remediation, fines, penalties or regulatory restrictions.

We are registered as a money services business with the Financial Crimes Enforcement Network (FinCEN), and we are licensed as a money transmitter in numerous states.  We are subject to compliance with federal and state laws and licensing regulations as a money services business and as a money transmitter including anti-money laundering laws and the USA Patriot Act.  We are also subject to the applicable rules of the credit/debit card associations, the National Automated Clearing House Association (NACHA), and other industry standards, privacy, data security, and other laws and regulations associated with payment transaction services which are critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We currently hold money transmitter licenses in 36 states and have pending applications for licensure as a money transmitter in several states.  We entered into consent orders with four states which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and three other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of Internet transactions, consent orders, and related payment of fees and fines.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  We remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Tier is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Tier retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  The State and Haverstick have each alleged that we did not obtain consent to assign the contract to RKV prior to our divestment of the Unemployment Insurance business.  It is anticipated that the project will be completed by August 2012.  Mediation is expected to take place promptly after the project is finished to discuss the allocation of the costs of project completion.  If a claim is made in connection with services or products provided by either us or the acquiring company, or if the claim of breach of contract is successful, liability to Tier could result including damages, unanticipated expenses costs of defense, liquidated damages, and bond forfeiture.

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

We operate in a highly competitive market.  If we do not compete effectively, we could face price reductions, reduced profitability and loss of market share.  Our business is focused on electronic payment transaction solutions, which is a highly competitive market and is served by numerous international, national and local firms.  Many of our competitors have significantly greater financial, technical and marketing resources and name recognition than we do.  Parts of our business are subject to increasing pricing pressures from competitors, and some competitors are able to operate at significant losses for extended periods of time, which increases pricing pressure on our products and services.  Additionally, the use of credit and debit cards and electronic checks (ACH) to make payments is subject to rapid technological change and competitive product offerings.  Our future success depends in part on our ability to innovate, develop, acquire and introduce successful new products and services for our target markets and to respond quickly to changes in the market.  If our products or services do not achieve market acceptance, or if we are unable to deliver competitive products or services, or if competitors develop more successful products and services, we may lose market share, and our revenues could decline.

The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resign to join a competitor, to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.  Additionally, as part of the transition to our Atlanta, Georgia office we terminated some existing employees, hired new employees, consolidated certain resources, and continue to transition some corporate departments, positions, and company functions, which may result in loss of historical knowledge and skills or disruption in business.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year 2011 regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2—PROPERTIES

As of September 30, 2011, we leased or subleased 50,032 square feet of space in various locations in the United States.  This includes our 25,583 square foot corporate headquarters in Reston, Virginia, which we plan to sublet in connection with the previously discussed move of our corporate headquarters to Norcross, Georgia, and 24,449 square feet of space in Georgia, California and Oklahoma, to support portions of our EPS operations.  In addition, we own a 28,060 square-foot building in Alabama which houses certain administrative, call center, and other operations.

ITEM 3—LEGAL PROCEEDINGS

We are not currently involved in any material pending legal proceedings.

ITEM 4—REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our executive officers at December 6, 2011, are listed in the following table, together with their business experience during the past five years.  Unless otherwise specified, all officers served continuously since the date indicated.

Name, age and position with Registrant	Date elected or appointed
Alex P. Hart, Age 49 (a)
President, Chief Executive Officer and Director	August 2010

Jeffrey W. Hodges, Age 45 (b)
Chief Financial Officer	June 2011

Sandip Mohapatra, Age 46 (c)
Chief Technology Officer	March 2011

Keith S. Kendrick, Age 54 (d)
Senior Vice President, Strategic Marketing	June 2008

Atul Garg, Age 46 (e)
Senior Vice President, Product Management	November 2010

Keith S. Omsberg, Age 50 (f)
Vice President, General Counsel and Corporate Secretary	April 2008

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

(b)
Mr. Hodges served as Chief Financial Officer of Firethorn Holdings, LLC, a mobile banking and payments company that is now a division of Qualcomm, from June 2006 to June 2011.  Prior to Firethorn, Mr. Hodges served as Chief Financial Officer and Corporate Secretary of PRE Solutions, Inc, a provider of prepaid transaction processing and top-up services, and nFront, Inc, an online banking and bill payment provider.

(c)
Mr. Mohapatra served as Chief Information Officer and Chief Architect of VAST Group, International, a business and technology consulting group with an in-house payment processing switch for Pacific Rim merchants, from July 2007 through December 2010.  From February 2007 to July 2007, Mr. Mohapatra served as Chief Technology Officer for Paycard USA, a provider of payroll solutions for companies in the United States.  From August 2006 to February 2007, Mr. Mohapatra served as Chief Technology Officer for iKobo Inc., an Internet financial services company targeting the money transfer market.

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

(e)
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

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Market under the symbol TIER.  On November 28, 2011, there were 199 record holders of our common stock.  The quarterly high and low prices per share during fiscal 2011 and 2010 were as follows:

	Fiscal year ended September 30,
	2011		2010
	High	Low	High	Low
First quarter	$6.05	$4.81	$9.00	$7.43
Second quarter	$6.34	$5.06	$8.32	$7.10
Third quarter	$6.00	$4.50	$8.58	$5.99
Fourth quarter	$5.63	$3.26	$6.90	$4.53

We have never declared or paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the percentage change in cumulative stockholder return on our common stock for the period September 30, 2006 through September 30, 2011, with the cumulative total return on the NASDAQ Composite Index, the Russell 2000 Index and a composite of selected peers.  The peer group consists of: ACI Worldwide Inc., Alliance Data Systems Corporation, Bottomline Technologies (de), Inc, Fiserv, Inc., Global Payments Inc., Heartland Payment Systems, Inc., Intuit, Inc., Jack Henry & Associates, Inc, Online Resource Corporation, Total Systems Services Inc and Wright Express Corporation.  We selected these companies because these are all the public companies that operate primarily in the electronic payments industry.  We have included a peer group index this year in order to facilitate a comparison between an investment in Tier and an investment in other companies in our industry.  The comparison assumes $100.00 was invested on September 30, 2006 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tier Technologies, Inc., the NASDAQ Composite Index,
the Russell 2000 Index and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/06
9/07
9/08
9/09
9/10
9/11
Tier Technologies, Inc.
NASDAQ Composite
Russell 2000
Peer Group

*$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Measurement Date	Tier Technologies, Inc.	NASDAQ Composite	Russell 2000	Peer Group
9/30/06	100.00	100.00	100.00	100.00
9/30/07	150.00	121.84	112.34	109.05
9/30/08	108.24	92.48	96.07	97.87
9/30/09	124.71	96.08	86.90	94.89
9/30/10	81.47	108.39	98.50	113.97
9/30/11	54.26	110.99	95.02	123.74

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our common stock during the three months ended September 30, 2011.  On November 22, 2010, we announced that our Board of Directors had authorized us to conduct a cash tender offer to purchase up to an aggregate of $10.0 million in value of our common stock in a modified “Dutch Auction”.  On December 17, 2010, we commenced a modified “Dutch Auction” tender offer to purchase up to $10.0 million in value of our common stock at a price within (and including) the range of $5.80 per share to $6.20 per share.  The tender offer expired on January 20, 2011.  As a result of the tender offer, we accepted for payment on January 20, 2011, and purchased 1,639,344 shares of our common stock for a price of $6.10 per share, for a total cost of approximately $10.0 million, excluding fees and expenses related to this offer.

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the fiscal years ended September 30, 2007 through 2011.  You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.  Historical results are not necessarily indicative of results to be expected for any future period.  Certain historical information in the following table has been reclassified to conform to the current year presentation.

	Fiscal years ended September 30,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Revenues	$130,170	$130,224	$128,246	$122,571	$108,306
Costs and expenses	137,784	136,593	134,400	137,259	130,724
Loss from continuing operations before other income and income taxes	(7,614)	(6,369)	(6,154)	(14,688)	(22,418)
Other income	82	451	723	2,731	4,094
Loss from continuing operations before income taxes	(7,532)	(5,918)	(5,431)	(11,957)	(18,324)
Income tax (benefit) provision	(100)	30	40	87	76
Loss from continuing operations	(7,432)	(5,948)	(5,471)	(12,044)	(18,400)
Income (loss) from discontinued operations, net	219	(245)	(6,035)	(15,401)	15,366
Net loss	$(7,213)	$(6,193)	$(11,506)	$(27,445)	$(3,034)

Total assets	$94,167	$113,025	$120,547	$137,351	$166,424
Long-term obligations, less current portion	$1,584	$1,853	$1,121	$136	$200
(Loss) earnings per share—Basic and diluted:
Continuing operations	$(0.43)	$(0.33)	$(0.28)	$(0.61)	$(0.94)
Discontinued operations	$0.01	$(0.01)	$(0.31)	$(0.79)	$0.78
Loss per share—Basic and diluted	$(0.42)	$(0.34)	$(0.59)	$(1.40)	$(0.16)
Weighted average common shares used in computing:
Basic and diluted (loss) earnings per share	17,112	18,153	19,438	19,616	19,512

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

SUMMARY OF FISCAL YEAR 2011 OPERATING RESULTS

The following table provides a summary of our operating results by segment for the fiscal year ended September 30, 2011, for our Electronic Payment Solutions, or EPS, operations and our Voice and Systems Automation, or VSA, operations:

	Year ended September 30, 2011
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share
Continuing Operations:
EPS	$(8,697)	$(0.50)
VSA	1,265	0.07
Total Continuing Operations	$(7,432)	$(0.43)

Our revenues from our EPS operations were $128.6 million for the fiscal year ended September 30, 2011.  Transaction volume grew 7.3% and total dollars processed grew 5.7% when compared to the fiscal year ended September 30, 2010.  Due to fluctuations in the percentage of payments obtained from our various vertical markets and the impact of current economic conditions, our average payment size decreased 1.4%.  The combined result of these factors was marginal growth in our reported revenues in fiscal year 2011.  Given the nature of our transaction-based business, increases in our revenue also result in increases in our direct costs, although not always at the same rate.  Our direct costs increased 3.6% in fiscal year 2011 over fiscal year 2010, which is driven by the processing costs associated with the aforementioned transaction volume growth, partially offset by the benefit of negotiations of more competitive pricing related to our co-location and telephony expenses recognized during fiscal year 2011.

Our EPS operation reported a net loss of $8.7 million for the fiscal year ended September 30, 2011 versus a net loss for the fiscal year ended September 30, 2010 of $6.2 million.  The $2.5 million variance was primarily attributable to increased depreciation expense which resulted from several key projects placed in service in fourth quarter of fiscal year 2010.

EPS net revenue decreased 7.1% to $33.8 million during 2011 from $36.4 million during 2010. The decrease in net revenue was driven primarily by higher interchange rates associated with our customers’ choice of payment type.  We define EPS net revenue as EPS gross revenue less interchange fees and other processing-related dues, assessments and fees.  EPS gross revenue is defined as revenue from continuing operations less revenue from VSA operations.  The following is a reconciliation of EPS net revenue to revenue from continuing operations for the fiscal year ended September 30, 2011 and 2010.

	Continuing Operations
	Fiscal year ended September 30,
(in thousands)	2011	2010	Change ($)	Change (%)
Revenue	$130,170	$130,224	$(54)	—
Less:
VSA revenue	1,526	3,001	(1,475)	(49.2)%
EPS gross revenue	128,644	127,223	1,421	1.1%
Less:
EPS interchange fees and other processing-related dues, assessments and fees	94,835	90,853	3,982	4.4%
EPS net revenue	$33,809	$36,370	$(2,561)	(7.0)%

EPS net revenue is a non-GAAP financial measure.  We believe this measure is useful for evaluating our business as we conclude our VSA operations and our performance against peer companies within the electronic payments industry.  We also believe that this measure provides investors with additional transparency with respect to financial measures used by management in its financial and operational decision-making.  Non-GAAP financial measures should not be considered a substitute for the reported results prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.  Tier’s definitions used to calculate non-GAAP financial measures may differ from those used by other companies.

Our VSA operation reported net income of $1.3 million for the fiscal year ended September 30, 2011.  We operate primarily in the maintenance phase with our VSA contracts, which allow us to keep our costs to a minimum while effectively managing our ongoing contracts.

2012 INITIATIVES

We believe that the changes that were made in fiscal year 2011 have left us well positioned for improved performance in fiscal year 2012. We have made the decision to open a Norcross, Georgia office and close our Reston, Virginia facility, which we plan to complete by December 31, 2011. In connection with this move, we have made significant personnel upgrades in Finance and Accounting, Sales and Business Development, Product Management, Operations, Software Development and Technology Infrastructure.

As previously discussed, we are in the process of making significant investments in the hardware, software, and services we need to improve our reliability, security, and to enable us to handle significant increases in transaction volume in the future. An important step in building the operational capacity and efficiency we need is the reduction of our data center footprint. We started fiscal year 2011 with five data centers but are now down to three. We transferred mission critical customer support and reporting capabilities from an outdated data center adjacent to our San Ramon, California office to our Tulsa, Oklahoma data center and moved a number of corporate support IT functions out of our Reston office to our Norcross data center.

In addition to the infrastructure upgrades we are investing in, we are also focused on new product capabilities to meet the needs of both existing clients and new prospects. We remain very focused on the government, higher education, and municipal utility vertical markets, but we will continue to explore opportunities to expand our presence in the charitable giving, insurance, and property management vertical markets on an opportunistic basis.  It is important to note that we are building new product capabilities in a decoupled way, whenever possible, so that we will be able to move to a single technology architecture.  We currently support three processing platforms, a legacy of the acquisitions that led to the formation of the company as it exists today, but we believe that efficiency and earnings leverage are attainable from a single processing platform. We therefore intend to execute the previously discussed platform consolidation project during the next 24 to 36 months.

We are also very focused on reducing our overall processing costs, including both interchange fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher customer adoption and resulting higher net revenue.

From a regulatory perspective, on October 1, 2011, the final rules implementing the Durbin provisions of the Financial Reform Act became effective. Durbin places limits on debit card interchange rates that card issuing banks may charge. Therefore, beginning in the first quarter of our fiscal year 2012, we expect to notice a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions. Although it is too early to predict the long-term impact of Durbin on the debit and credit card markets, we anticipate realizing benefits from it throughout our fiscal year 2012.

RESULTS OF OPERATIONS—FISCAL YEAR 2011 AND 2010

The following table provides an overview of our results of operations for the fiscal years ended September 30, 2011 and 2010:

	Year ended September 30,		Variance
			2011 vs. 2010
(in thousands, except percentages)	2011	2010	$	%
Revenues	$130,170	$130,224	$(54)	—
Costs and expenses:
Direct costs	100,764	98,328	2,436	2.5%
General and administrative	22,766	25,199	(2,433)	(9.7)%
Selling and marketing	6,940	6,355	585	9.2%
Depreciation and amortization	7,314	6,711	603	9.0%
Total costs and expenses	137,784	136,593	1,191	0.9%
Loss from continuing operations before other income and income taxes	(7,614)	(6,369)	(1,245)	(19.6)%
Other income	82	451	(369)	(81.8)%
Loss from continuing operations before income taxes	(7,532)	(5,918)	(1,614)	(27.3)%
Income tax (benefit) provision	(100)	30	(130)	*
Loss from continuing operations	(7,432)	(5,948)	(1,484)	(25.0)%
Income (loss) from discontinued operations, net	219	(245)	464	*
Net loss	$(7,213)	$(6,193)	$(1,020)	(16.5)%
*Not meaningful

The following sections describe the reasons for key variances from year to year in the results that we are reporting for Continuing Operations.

COMPARISON—FISCAL YEAR 2011 TO 2010

Revenues

The following table compares the revenues generated by our Continuing Operations during fiscal years 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Revenues
EPS	$128,644	$127,223	$1,421	1.1%
VSA	1,526	3,001	(1,475)	(49.2)%
Total	$130,170	$130,224	$(54)	—

The following sections discuss the key factors that caused these changes in revenue from our Continuing Operations.

EPS Revenues:  EPS provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public and private sector clients.  EPS’s revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.

During the fiscal year ended September 30, 2011, we processed 7.3% more transactions than we did in the same period last year, representing 5.7% more dollars processed.  The lower growth in dollars processed, as compared with growth in transactions, was due primarily to an increase in transactions from vertical markets with lower average dollar size per transaction. Furthermore, the economic environment also caused average payment size to decline.  The combination of increased transactions processed, but lower average payment size resulted in our minimal revenue growth in fiscal year 2011.

During the fiscal year ended September 30, 2011, our utility vertical incurred an 11.8% decrease in transactions processed, primarily because many of the large utilities that became Tier clients when we acquired ChoicePay are no longer clients of Tier.  Our other vertical markets experienced an increase in transactions processed during the fiscal year ended September 30, 2011 compared to the same period last year, ranging from 8.1% to 18.0%.  Over the past two fiscal years, we have seen improvements in revenue, transactions and dollars processed in the businesses on which we have focused, such as our municipal utilities, government agencies and higher education clients.

The Federal vertical market is composed primarily of two components:  (1) a partnership with an online tax filing service and (2) our contract with the IRS, which we traditionally implement through our primary brand, Official Payments.  This year in our Federal vertical market, we utilized the ChoicePay brand as a “fighter brand” (a lower priced offering) which allowed us to deliver value-based pricing with corresponding feature functionality as market needs demand.  Both components faced new competitive pressures in the 2011 tax season.  Our partnership with the online tax filing service, which had been exclusive to us, is now in its second year of reduced volume as another payments services company has the primary position.  Our contract with the IRS continues in its second year in which there are three providers of electronic payment services instead of two and we were listed in position three this year on the IRS website.  During the 2012 tax season, we will be listed in the primary position on the IRS website, which we anticipate will increase transactions processed.  During the 2011 tax season our contract with the IRS generated more transactions than the prior year tax season; however, consistent with the trend in the 2010 tax season, the average payment size continued to decrease.

Our gross margin from Continuing Operations (which we calculate by subtracting (i) direct costs for Continuing Operations from (ii) revenue from Continuing Operations) and gross margin percentage (which we calculate by dividing (i) gross margin from Continuing Operations by (ii) revenue from Continuing Operations) depends on four principal factors: revenue, cost, the number of transactions processed, and the mix of transactions among vertical markets.

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

•
Our direct cost for a transaction depends principally on how the payment is made.  It costs us more to process certain types of transactions and less to process other types of transactions.  We discuss our direct costs in more detail below.

•
The number of transactions we process and the mix of transactions among vertical markets are influenced by many considerations, including bill-payers’ preferences for electronic forms of payment; the shift among federal, state, and local governments, educational institutions, and private entities to electronic payment options; the success of our sales and marketing efforts; and the attractiveness of our products and services, among other things.

Each of these factors is subject to change, and some changes in the composition of our business affect more than one of these factors.  As a result of these changes, our gross margin from Continuing Operations and our gross margin percentage may change at different rates from each other.

We expect to see modest revenue growth in fiscal year 2012 compared with fiscal year 2011 as we continue to add new payment types for existing clients and continue our selling and marketing efforts to add new clients in our various vertical markets.  As with fiscal year 2011, the rate of growth will be largely dependent on general economic trends, although the success of our sales and marketing efforts will also play a critical role in such growth.  Our government-based businesses, especially in the tax-related vertical markets, experienced low revenue growth during fiscal year 2011 and we have the same expectation for fiscal year 2012.  Lastly, we believe that the addition of a new CFO and an SVP of Sales should improve our ability to plan, forecast, and deliver improved sales performance in fiscal year 2012.

VSA Revenues:  Consistent with our plan to wind down our VSA operation, our revenue has decreased for the fiscal year ended September 30, 2011 when compared to the same period last year, as a result of contract completion.  We expect to see continued revenue decreases during fiscal year 2012.

Direct Costs

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other direct costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and product and material costs.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal years 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Direct costs
EPS:
Interchange fees	$93,477	$89,296	$4,181	4.7%
Dues, assessments and fees	1,358	1,557	(199)	(12.8)%
Other costs	5,673	6,197	(524)	(8.5)%
Total EPS	100,508	97,050	3,458	3.6%
VSA	256	1,278	(1,022)	(80.0)%
Total	$100,764	$98,328	$2,436	2.5%

The following sections discuss the key factors that caused these changes in direct costs for Continuing Operations.

EPS Direct Costs:  We recognize interchange fees for each transaction we process, and as such, as transaction volumes increase, so do our interchange fees.  Our 7.3% increase in transaction volume during the fiscal year ended September 30, 2011 was the primary driver of the 4.7% increase in interchange fees over the same period last year.  Further contributing to the increase in interchange fees were the fluctuation in payment methods used by customers as well as an increase in interchange fee rates charged by one of the payment networks.  We continue to explore and implement cost savings initiatives related to our interchange fees and other related processing fees.  In addition, during the fiscal year ended September 30, 2010 we recognized a one-time cost benefit of $0.3 million in the form of settlement funds received related to our payment card processing fees.

The decrease in other direct costs was primarily attributable to a $0.3 million decrease in telephony costs as a result of our efforts to improve efficiencies in our telephony structure and reduce the related costs.  We also benefited from a $0.1 million decrease in labor and labor-related expenses, which includes temporary labor, primarily due to efforts to more efficiently staff our customer service department during the income tax season.  In addition, we benefited from $0.2 million in reduced non-capitalized equipment purchases, software maintenance and other miscellaneous costs.  Offsetting these decreases is $0.1 million in one-time expense associated with integration costs within our Education vertical.

We expect to see growth in transactions processed during fiscal year 2012 as we continue to see more clients move towards electronic payment solutions options and we strive to grow our business.  This increase in transactions will result in additional discount fees.  The final rules implementing Durbin provisions of the Dodd-Frank Act became effective on October 1, 2011.  We expect to experience a decrease in direct costs, since we process a large number of debit card transactions.  However, at this time, we are not able to quantify those savings.  We expect to have more clarity into the long-term impacts of Durbin as fiscal year 2012 progresses.  Additionally, during fiscal year 2012 we will be evaluating our processor relationships to seek efficiencies and more favorable pricing, possibly through reducing the number of processors we use.

VSA Direct Costs: We continue to report decreased direct costs related to VSA which is consistent with our strategy to complete projects.  Product and material costs decreased $0.5 million during the fiscal year ended September 30, 2011 when compared to the same period last year.  With the completion of projects, we are no longer renewing maintenance on certain software, which resulted in a $0.2 million decrease in expense.  The remaining $0.3 million in reduced expenses was related to labor and labor-related expenses, telephony costs and other office expenses, consistent with the reduction in contracts to service.

As we wind down VSA, we expect that the direct costs of these operations will continue to decrease during fiscal 2012.

General and Administrative

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services.  Our information systems expenses include costs to consolidate and enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred during fiscal years 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
General and administrative
EPS	$22,761	$24,821	$(2,060)	(8.3)%
VSA	5	378	(373)	(98.7)%
Total	$22,766	$25,199	$(2,433)	(9.7)%

EPS General and Administrative:  Several factors contributed to the overall decrease in general and administrative expenses during fiscal year 2011.  Overall, share-based payment expense decreased $1.3 million when comparing fiscal year ended September 30, 2011 to September 30, 2010.  During fiscal year ended September 30, 2011, we reversed $1.5 million in share-based payment expense related to Restricted Stock Units, or RSUs, which had been granted to our former CEO and which would have vested only if certain conditions had been satisfied.  These conditions were not satisfied and pursuant to generally accepted accounting principles in the United States, or US GAAP, we were permitted to reverse the expense recognized during the vesting period.  Two factors contributed a $0.2 million increase to share-based payment expense when comparing fiscal year 2011 to 2010: 1) we instituted a policy in which every employee was granted options to purchase shares of our stock, which has led to an increase in the total number of shares vesting and the associated expense, and  2) significant credits to share-based payment expense recognized during fiscal year 2010 related to our Performance Stock Units, or PSUs, due to a decrease in the number of PSUs outstanding as well as declining stock prices.

During fiscal year 2010 we recorded nearly $1.5 million in severance expense related to the departure of our former CEO and former COO.  During the fiscal year ended September 30, 2011, we recorded approximately $0.5 million in severance expense related to the departure of our former CFO and the severance expense related to the transition of corporate operations from Reston, Virginia to Norcross, Georgia.  This resulted in a $1.0 million net expense reduction when comparing fiscal year 2011 to the prior year.  Our fiscal year 2011 bonus expense was $0.8 million less than fiscal year 2010 because we did not meet our projected 2011 performance goals.

Our legal expenses decreased $0.9 million when comparing fiscal year 2011 to 2010, primarily due to one-time legal costs incurred during fiscal year 2010 related to corporate governance issues and costs incurred related to our annual meeting and proxy.  Our facilities related costs decreased $0.6 million when comparing fiscal year 2011 to 2010 due to a full year benefit of reduced rent expense for our Reston office as well as the absence of restructuring costs related to our San Ramon, California, Tulsa, Oklahoma and Auburn, Alabama office consolidations.  During fiscal year 2011 we increased our collection efforts on our accounts receivable and as a result we re-evaluated our estimate for bad debts which resulted in a $0.5 million decrease in bad debt expense when comparing fiscal year 2011 with 2010.

Further contributing to the overall reduction in general and administrative expenses when comparing fiscal year 2011 with 2010 were: a $0.4 million reduction in telephony costs as a result of reduced pricing agreements placed into effect late in fiscal year 2010; a $0.2 million reduction in recruiting expense as a result of expenses incurred during fiscal year 2010 related to our CEO search; and $0.1 million in reduced travel and travel-related expenses.

Primarily offsetting these decreases was an increase in labor and labor-related costs of $2.3 million when comparing fiscal 2011 expense with fiscal 2010 expense.  Several factors contribute to the increase including additional positions added at the senior executive level, the addition of software developers, a decrease in internally developed software projects, which capitalize labor, and an increase in maintenance work on our existing platforms.  In addition, our outside consultant and services labor increased $0.7 million when comparing fiscal year 2011 with 2010.  Our software and equipment purchases and maintenance agreements increased $0.4 million when comparing fiscal year 2011 with 2010 consistent with the previously discussed network upgrade initiatives.  Finally, our money transmitter license and fee expense increased $0.3 million primarily attributable to obtaining licenses in several new states.

We are anticipating fiscal year 2012 general and administrative expenses to increase over fiscal year 2011.  Fiscal year 2011 included some compensation related one-time benefits which we do not anticipate incurring during fiscal year 2012.  With the expiration of our PSUs and RSUs in 2011 and the first quarter of fiscal year 2012, we are not expecting credits to expense for the share-based payment arrangements.  In addition, we are anticipating paying performance related bonuses for fiscal year 2012 performance.

VSA General and Administrative:  The decrease in fiscal year 2011 for VSA general and administrative expenses relates primarily to an adjustment to bad debt expense during fiscal year 2011 relating to a Pension contract payment received that had been fully reserved.

We expect to see de minimis general and administrative expenses for our VSA operation during fiscal year 2012, as we continue to wind-down the related contracts.

Selling and Marketing

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April 15th federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred during fiscal years 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
EPS	$6,940	$6,355	$585	9.2%
VSA	—	—	—	—
Total	$6,940	$6,355	$585	9.2%

EPS Selling and Marketing:  Advertising expense increased $0.6 million when comparing fiscal year 2011 with fiscal year 2010, which resulted from our planned strategic initiative to expand marketing campaigns to more vertical markets.  We also incurred $0.1 million in severance expense when comparing fiscal year 2011 to 2010 as a result of the departure of several employees in our sales group.  Furthermore, our share-based payment expense increased $0.1 million year-over-year due to an increase in the number of vesting options. Our commission expense increased $0.1 million year-over-year, as a result of the structure of our fiscal year 2011 commission plan.  Offsetting these increases is a decrease in marketing research of $0.2 million and a $0.1 million decrease in labor and labor-related expenses, including consultants and outside services.

As previously mentioned, we have revised the structure and strategy of our sales force.  As such, we anticipate incurring approximately $0.7 million of additional selling and marketing expense, particularly compensation related costs, including commissions, during fiscal year 2012 as we implement our new strategy.

Depreciation and Amortization

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to client projects.  The following table provides a year-over-year comparison of depreciation and amortization costs incurred during fiscal years 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
EPS	$7,314	$5,625	$1,689	30.1%
VSA	—	1,086	(1,086)	(100.0)%
Total	$7,314	$6,711	$142	9.0%

During the fourth quarter of fiscal year 2010 we placed several internally developed software projects into production with a three year useful life, resulting in a full year of depreciation expense recorded during fiscal year 2011.  This was the primary reason for the increase in depreciation and amortization expense for our EPS operation.  We did not incur any depreciation or amortization expense for our VSA operation during fiscal year 2011, consistent with our strategic plan to focus on our EPS operation.  We expect fiscal year 2012 depreciation and amortization expense to be consistent with fiscal year 2011 depreciation and amortization expense.

Other Income

Interest income, net:  Interest income during the fiscal year ended September 30, 2011 decreased $0.3 million compared to the fiscal year ended September 30, 2010, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many municipal bond debt securities as possible and invest the funds in money market accounts, treasury bills, discount notes and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision

We reported an income tax benefit from continuing operations of $100,000 for the fiscal year ended September 30, 2011.  This resulted in a $130,000 decrease over the fiscal year ended September 30, 2010, in which we recorded a provision of $30,000. The provision for income taxes represents state tax obligations incurred by our EPS operations and an intra-period tax allocation between continuing and discontinued operations.  Our Consolidated Statements of Operations for the fiscal years ended September 30, 2011 and 2010 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance which reduces any tax benefit to zero.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

At September 30, 2011, we had $117.4 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2031, and $83.6 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2026.  Of the $109.6 million of federal net operating loss carryforward and $83.6 million on the state net operating loss carryforward, $48.6 million and $28.1 million, respectively, were acquired with the purchase of Official Payments Corporation in 2002.  As of September 30, 2011 approximately $100.0 million of our federal net operating loss carryforwards do not have any restrictions.  Our acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, and approximately $14.5 million is still limited to this annual amount.  The balance of our federal net operating loss carryforwards, has approximately $2.0 million which is not eligible to use at September 30, 2011.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.

RESULTS OF OPERATIONS—FISCAL YEAR 2010 AND 2009

The following table provides an overview of our results of operations for the fiscal years ended September 30, 2010 and 2009:

	Year ended September 30,		Variance
			2010 vs. 2009
(in thousands, except percentages)	2010	2009	$	%
Revenues	$130,224	$128,246	$1,978	1.5%
Costs and expenses:
Direct costs	98,328	95,594	2,734	2.9%
General and administrative	25,199	25,529	(330)	(1.3)%
Selling and marketing	6,355	6,708	(353)	(5.3)%
Depreciation and amortization	6,711	6,569	142	2.2%
Total costs and expenses	136,593	134,400	2,193	1.6%
Loss from continuing operations before other income and income taxes	(6,369)	(6,154)	(215)	3.5%
Other income	451	723	(272)	(37.6)%
Loss from continuing operations before income taxes	(5,918)	(5,431)	(487)	(9.0)%
Income tax provision	30	40	(10)	(25.0)%
Loss from continuing operations	(5,948)	(5,471)	(477)	(8.7)%
Loss from discontinued operations, net	(245)	(6,035)	5,790	95.9%
Net loss	$(6,193)	$(11,506)	$5,313	46.2%

The following sections describe the reasons for key variances from year to year in the results that we have reported for Continuing Operations.

COMPARISON—FISCAL YEAR 2010 TO 2009

Revenues

The following table compares the revenues generated by our Continuing Operations during fiscal years 2010 and 2009:

	Year ended September 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Revenues
EPS	$127,223	$123,233	$3,990	3.2%
VSA	3,001	5,013	(2,012)	(40.1)%
Total	$130,224	$128,246	$1,978	1.5%

The following sections discuss the key factors that caused these changes in revenue.

EPS Revenues:  During fiscal year 2010, we processed 25.9% more transactions than we did in our prior fiscal year, representing 13.0% more dollars.  The lower growth in dollars processed as compared with growth in transactions was due primarily to the success of our stated strategic intent to develop new verticals to diversify the business and lower average dollar transactions in our various tax verticals primarily related to current economic conditions.  A significant amount of the new transactions were from verticals with lower average dollar size, which resulted in lower revenue per transaction.  For example, average utility payments per transaction were lower than in our established property tax and income tax businesses and therefore produced lower average revenue per transaction.  At the same time we introduced ACH and a fixed price debit card as a payment option in the utility vertical and several other verticals.  In fiscal year 2010 we also saw that this shift in payment type reduced our average revenue per transaction and our average direct costs per transaction.  For this reason, the shift in payment type increased our average “profit” per transaction, when profit is calculated on a percentage basis, even though the average “profit” per transaction may not have increased on an absolute dollar basis.  During fiscal year 2010, all of our verticals experienced an increase in the transactions processed when compared to fiscal year 2009, ranging from 9.0% to 44.1%.

VSA Revenues:  The decrease in VSA revenues was primarily attributable to the completion of our Pension business contract as well as the completion of several VSA maintenance contracts

Direct Costs

The following table provides a year-over-year comparison of direct costs incurred during fiscal years 2010 and 2009:

	Year ended September 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Direct costs
EPS:
Interchange fees	$89,296	$87,824	$1,472	1.7%
Dues, assessments and fees	1,557	1,394	163	11.7%
Other costs	6,197	4,216	1,981	47.0%
Total EPS	97,050	93,434	3,616	3.9%
VSA	1,278	2,160	(882)	(40.8)%
Total	$98,328	$95,594	$2,734	2.9%

The following sections discuss the key factors that caused these changes in direct costs.

EPS Direct Costs:  The increase in interchange fees over the same period last year was attributable to an increased number of transactions processed offset by several cost savings initiatives and a shift in payment method.  In addition, in fiscal year 2010, we received a benefit of $0.3 million in  settlement funds received related to our payment card processing fees.

The increase in other costs was primarily associated with an increase in telephonic and co-location costs of $1.6 million associated with increased usage of our customer and client support centers, as well as one-time costs for consolidation of our data centers.  Labor and labor-related costs increased $0.6 million, primarily attributable to the acquisition of ChoicePay and enhancements to our call center in Auburn, Alabama, offset by reduced consulting fees of $0.3 million, as a result of our efforts to decrease dependency on outside resources.  Equipment expenses also increased $0.1 million as additional call center equipment was required as a result of consolidation efforts and increased staffing at our Auburn call center.  The increases were offset by a $0.6 million decrease in product and material costs and other miscellaneous direct costs.

VSA Direct Costs:  The decrease in VSA direct costs was primarily attributable to a decrease in labor and labor-related expenses, including consultants and subcontractors, of $0.9 million, a decrease in product and material costs of $0.1 million, attributable to the completion of projects and $0.1 million in telephonic costs.  Offsetting these decreases was an increase of $0.2 million of maintenance costs associated with the support of our current projects.

General and Administrative

The following table compares general and administrative costs incurred during fiscal years 2010 and 2009:

	Year ended September 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
General and administrative
EPS	$24,821	$24,509	$312	1.3%
VSA	378	1,020	(642)	(62.9)%
Total	$25,199	$25,529	$(330)	(1.3)%

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

Primarily offsetting the increases was a decrease in labor and other labor-related expenses of $2.1 million.  This decrease was made up of a reduction in incentive compensation of $1.7 million for fiscal year 2010 compared to fiscal year 2009, based on estimated bonus payouts for fiscal year 2010.  In addition, share-based payment expenses decreased $0.2 million year-over-year primarily as a result of decreases in fair market value associated with our performance stock units and $0.2 million in other miscellaneous labor and related expenses as a result of streamlining our general and administrative workforce.  Restructuring expenses were down $0.4 million when comparing fiscal year 2010 with fiscal year 2009 due to the completion of our office consolidation efforts during fiscal year 2009.  Travel and travel-related expenses decreased $0.2 million year-over-year primarily associated with a reduction in executive travel.  Further contributing to the decreases was a $0.1 million decrease in accounting fees and a $0.1 million decrease in business licenses and fees as we move from application status to renewal status for our money transmitter licenses.

VSA General and Administrative:  Our labor and labor related expenses, including consultants, decreased $0.8 million year-over-year as a result of our strategic decision to focus on EPS operations.  Our telephone and related costs also decreased $0.1 million when comparing fiscal year 2010 to fiscal year 2009.

Offsetting these decreases is an increase of $0.2 million in bad debt expense associated with a receivable we have determined may be uncollectable.

Selling and Marketing

The following table provides a year-over-year comparison of selling and marketing costs incurred during fiscal years 2010 and 2009:

	Year ended September 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Selling and marketing
EPS	$6,355	$6,697	$(342)	(5.1)%
VSA	—	11	(11)	(100.0)%
Total	$6,355	$6,708	$(353)	(5.3)%

EPS Selling and Marketing:  Contributing to the overall decrease in expense was a reduction of $0.7 million in labor and labor related costs as follows: a $0.6 million decrease in labor force and related expenses as we continue to streamline our business; a $0.3 million decrease in severance expense year-over-year attributable to severance expense recognized in fiscal year 2009 relating to the departure of an executive as well expense associated with our consolidation efforts; and a $0.2 million reduction in share-based payment expense, primarily due to the reduction in the fair market value of our performance stock units, offset by an increase in commission expense of $0.5 million relating to an adjustment in fiscal year 2009 to modify historical commission plans.  In addition, our strategic partnership fees decreased $0.2 million year-over-year due to the nature of our current partnership agreements.  These decreases were offset by an increase of $0.3 million in advertising expenses as we worked towards more targeted marketing campaigns and $0.2 million in miscellaneous travel and office related expenses.

VSA Selling and Marketing:  We did not incur any selling and marketing expenses in our VSA operations during fiscal year 2010 and incurred minimal expenses during fiscal year 2009.  This is consistent with our efforts to focus the maintenance and growth of our business on our EPS operations.

Depreciation and Amortization

The following table provides a year-over-year comparison of depreciation and amortization costs incurred during fiscal years 2010 and 2009:

	Year ended September 30,		Variance
(in thousands, except percentages)	2010	2009	$	%
Depreciation and amortization
EPS	$5,625	$4,885	$740	15.2%
VSA	1,086	1,684	(598)	(35.5)%
Total	$6,711	$6,569	$142	2.2%

The increase in depreciation and amortization relating to our EPS operations was primarily due to the acquisition of ChoicePay assets during January 2009 as well as the depreciation of internally developed capitalized software during fiscal year 2010.  The decrease in VSA depreciation and amortization is consistent with our strategic decision to focus on our EPS operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011 we had $39.8 million in cash, cash equivalents and marketable securities compared with $54.0 million at September 30, 2010.  The decline in cash is primarily associated with the tender offer we completed in January 2011, in which we purchased $10.0 million of our common stock.

As discussed in Note 5—Customer Concentration and Risk and Note 9— Commitments and Contingencies our Consolidated Balance Sheets include settlements receivable and payable.  Our $39.8 million in cash, cash equivalents and marketable securities included $9.8 million of funds that have settled to us that we had not yet distributed to clients due to the timing of bank transactions and $4.9 million of accrued discount fees.  Those items reduced our cash available for company use.  Offsetting the reduction of cash available to Tier was $7.6 million of cash which we received within one to two days after the end of the quarter as settlements from credit card companies or banks.  Therefore, the cash and cash equivalents available to Tier was $32.7 million at September 30, 2011 (cash and cash equivalents less settlements payable and accrued interchange fees, assessments and other processing costs plus settlements receivable), as compared to $47.0 million when compared to September 30, 2010.  In July 2011 we committed $8.3 million to upgrade our infrastructure, which includes the purchase of hardware, software and professional services.  The project commenced in August 2011 and is scheduled to be completed and put into service in October 2012.  As of September 30, 2011, we had purchased nearly $6.1 million in software and hardware related to this project.

Our current investment strategy is to ensure our cash and cash equivalents remain as liquid as possible.  We intend to concentrate our investments in short term U.S. Treasury bills to ensure we can meet our liquidity needs over the next twelve months.  We believe we have sufficient liquidity to meet currently anticipated needs, including capital expenditures, working capital investments, and acquisitions for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Currently, we do not have any short or long-term debt.

Net Cash from Continuing Operations—Operating Activities.  During the fiscal year ended September 30, 2011, our operating activities from Continuing Operations used $1.5 million of cash.  This reflects a net loss of $7.4 million from Continuing Operations and $7.9 million of non-cash items.  During the first half of fiscal year 2011, consistent with our evaluation of our processing platforms and our strategic decision to strengthen and develop software usable on all three platforms, we incurred $0.3 million of impairment expense which is included in our $7.9 million of non-cash items.  A decrease in accounts and settlements payable and other accrued liabilities used $1.6 million of cash and a decrease in accounts and settlements receivable generated $0.8 million of cash.  The timing of bank transactions causes fluctuations in these amounts from month to month.  An increase in prepaid expenses and other assets and prepaid income taxes used $1.1 million of cash, primarily attributable to prepaid software maintenance for equipment purchased relating to our Infrastructure upgrade project.  Finally, a decrease in deferred income used $0.1 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash generated by our investing activities from Continuing Operations for the fiscal year ended September 30, 2011 was $5.2 million, including $28.8 million of cash generated by the maturities and sale of available-for-sale securities, offset by the use of $13.2 million of cash to purchase available-for-sale securities.  The purchase of equipment and software to support our EPS operations, including internally developed software used $10.3 million of cash and additional goodwill recognized associated with the ChoicePay earn-out used $0.1 million of cash.

Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from Continuing Operations for the fiscal year ended September 30, 2011 was $9.9 million.  The purchase of company stock used $10.4 million of cash, offset by $0.5 million provided by the issuance of stock.  Capital lease obligations used $34,000 of cash.

Net Cash from Discontinued Operations—Operating Activities.  During the fiscal year ended September 30, 2011, our operating activities from Discontinued Operations used $149,000 of cash for miscellaneous legal expenses.

Net Cash from Discontinued Operations—Investing Activities.  During the fiscal year ended September 30, 2011, investing activities from discontinued operations provided $0.4 million of cash as a result of an earn-out payment, net of taxes, from the company that purchased our former GBPO business, pursuant to the Purchase and Sale Agreement.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with US GAAP.  Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  We believe that of our significant policies, the following are the most noteworthy because they are based upon estimates and assumptions that require complex subjective judgments by management, which can have a material effect on our reported results.  Changes in these estimates or assumptions could materially impact our financial condition and results of operations.  Actual results could differ materially from management’s estimates.

Revenue Recognition.  Certain judgments affect the application of our revenue policy.  We derive nearly 99% of our revenues primarily from transaction and payment processing.  We recognize revenues in accordance with accounting principles generally accepted in the United States.  Our EPS operations primarily recognize revenues using a transaction-based method in which fees are charged on a per-transaction basis or fees are charged as a percentage of dollars processed.

Goodwill and Other Intangible Assets.  We review goodwill and purchased intangible assets with indefinite lives for impairment annually at the reporting unit level and whenever events or changes indicate that the carrying value of an asset may not be recoverable.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.  The fair value of our EPS reporting unit is estimated using four primary methodologies: 1) comparable public companies; 2) precedent mergers and acquisitions; 3) discounted cash flows; and 4) leveraged buyout.  This requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Fair-value Measurements.  In accordance with US GAAP, we record our financial assets including: cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities at cost, which approximates fair value due to their short-term nature.  Investments in marketable securities are recorded at their estimated fair value.  Factors considered in determining their fair value were: current and projected interest rates, quality of the underlying collateral, credit ratings of the issuer, and a factor for illiquidity.

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

RECENT ACCOUNTING STANDARDS

FASB ASC 860.  In June 2009, FASB issued FASB Accounting Standards Codification, or ASC, 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 was effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We adopted FASB ASC 860 effective October 1, 2010.  The adoption of this ASC had no impact on our financial position and results of operations.

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

FASB ASU 2010-28.  In December 2010, the FASB issued FASB ASU 2010-28, which affects entities evaluating goodwill for impairment under FASB ASC 350-20.  ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists.  If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test.  ASU 2010-28 is effective for impairment tests performed during an entity’s fiscal year beginning after December 15, 2010, with early adoption not permitted.  We adopted this ASU effective October 1, 2011.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This ASU became effective for us October 1, 2011, and is applied to business combinations for which the acquisition date is on or after the effective date.  The initial adoption of this ASU had no impact on our financial position or results of operations.

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

FASB ASU 2011-08.  In September 2011, the FASB issued FASB ASU 2011-08, which allows companies testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  We will adopt this ASU effective October 1, 2012, unless interim events require testing prior to the annual goodwill impairment test conducted during the fourth quarter of our fiscal year.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements under Item 303 of Regulation S-K.

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

EMPLOYMENT AGREEMENTS

As of September 30, 2011, we had employment and change of control agreements with six executives and three other key employees.  If certain termination or change of control events were to occur under these contracts as of September 30, 2011, we could be required to pay up to $4.5 million.  We are also obligated to reimburse five employees for expenses incurred in moving their immediate family from their respective homes to the Atlanta, Georgia area.  Under these obligations, we could be required to pay up to $90,000 in total.

CONTRACTUAL OBLIGATIONS

We have contractual obligations to make future payments on lease agreements, which have remaining terms that extend beyond five years.  During the fiscal year ended September 30, 2011, we entered into a lease agreement for space in Norcross, Georgia to house some of our corporate and EPS operations.  This lease agreement ends in fiscal year 2014.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time.  The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2011.  All of our contractual obligations expire by 2018.

(in thousands)	Total	2012	2013-2014	2015-2016	Thereafter
Capital lease obligations (equipment) (1)	$65	$36	$28	$1	$—

Operating lease obligations:
Facilities leases	5,588	977	1,923	1,521	1,167
Equipment leases	17	6	10	1	—

Purchase obligations:
Subcontractor	151	151	—	—	—
Purchase order	2,694	2,694	—	—	—
Total contractual obligations	$8,515	$3,864	$1,961	$1,523	$1,167

(1)	Includes interest payments of $3.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including government and non-government securities.  These securities are subject to interest rate risk and may decline in value if market interest rates increase.  If market interest rates increase immediately and uniformly by one percentage point from levels at September 30, 2011 the fair value of the portfolio would decline by approximately $11,000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tier Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2011.  Our audits also included the financial statement schedule of Tier Technologies, Inc. and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tier Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tier Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 6, 2011, expressed an unqualified opinion on the effectiveness of Tier Technologies Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Vienna, VA
December 6, 2011

TIER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)	September 30, 2011	September 30, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$39,760	$45,757
Investments in marketable securities	—	8,249
Restricted investments	—	1,311
Accounts receivable, net	4,467	4,883
Settlements receivable, net	7,648	8,356
Prepaid expenses and other current assets	2,368	1,407
Total current assets	54,243	69,963

Property, equipment and software, net	18,189	12,032
Goodwill	17,460	17,381
Other intangible assets, net	4,037	7,477
Restricted investments	—	6,000
Other assets	238	172
Total assets	$94,167	$113,025

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,057	$1,059
Settlements payable	9,812	10,716
Accrued compensation liabilities	2,721	4,261
Accrued discount fees	4,900	4,624
Other accrued liabilities	3,881	2,718
Deferred income	439	558
Total current liabilities	22,810	23,936
Other liabilities:
Deferred rent	1,556	1,257
Other liabilities	28	596
Total other liabilities	1,584	1,853
Total liabilities	24,394	25,789

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,817 and 20,706; shares outstanding: 16,642 and 18,170	193,732	193,620
Treasury stock—at cost, 4,175 and 2,536 shares	(31,383)	(21,020)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(92,576)	(85,363)
Total shareholders’ equity	69,773	87,236
Total liabilities and shareholders’ equity	$94,167	$113,025
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2011	2010	2009

Revenues	$130,170	$130,224	$128,246

Costs and expenses:
Direct costs	100,764	98,328	95,594
General and administrative	22,766	25,199	25,529
Selling and marketing	6,940	6,355	6,708
Depreciation and amortization	7,314	6,711	6,569
Total costs and expenses	137,784	136,593	134,400

Loss from continuing operations before other income and income taxes	(7,614)	(6,369)	(6,154)

Other income:
Interest income, net	82	414	754
Gain (loss) on investment	—	31	(31)
Gain on sale of assets	—	6	—
Total other income	82	451	723

Loss from continuing operations before income taxes	(7,532)	(5,918)	(5,431)
Income tax (benefit) provision	(100)	30	40

Loss from continuing operations	(7,432)	(5,948)	(5,471)
Income (loss) from discontinued operations, net	219	(245)	(6,035)

Net loss	$(7,213)	$(6,193)	$(11,506)

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.43)	$(0.33)	$(0.28)
From discontinued operations	$0.01	$(0.01)	$(0.31)
Loss per share—Basic and diluted	$(0.42)	$(0.34)	$(0.59)

Weighted average common shares used in computing:
Basic and diluted loss per share	17,112	18,153	19,438
See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock issued		Paid-in- capital	Treasury stock		Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders' equity
(in thousands)	Shares	Amount		Shares	Amount
Balance at September 30, 2008	20,619	$206	$189,893	(884)	$(8,684)	$(2,504)	$(67,664)	$111,247
Net loss	—	—	—	—	—	—	(11,506)	(11,506)
Exercise of stock options	68	1	421	—	—	—	—	422
Share-based payment	—	—	1,509	—	—	—	—	1,509
Repurchase of common stock	—	—	—	(1,565)	(11,587)	—	—	(11,587)
Impact of realized losses transferred from accumulated other comprehensive income and included in net loss	—	—	—	—	—	2,504	—	2,504
Balance at September 30, 2009	20,687	207	191,823	(2,449)	(20,271)	—	(79,170)	92,589
Net loss	—	—	—	—	—	—	(6,193)	(6,193)
Exercise of stock options	19	—	82	—	—	—	—	82
Share-based payment	—	—	1,508	—	—	—	—	1,508
Repurchase of common stock	—	—	—	(87)	(749)	—	—	(749)
Unrealized loss on investment	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2010	20,706	$207	$193,413	(2,536)	$(21,020)	$(1)	$(85,363)	$87,236
Net loss	—	—	—	—	—	—	(7,213)	(7,213)
Exercise of stock options	111	1	481	—	—	—	—	482
Share-based payment	—	—	(370)	—	—	—	—	(370)
Repurchase of common stock	—	—	—	(1,639)	(10,363)	—	—	(10,363)
Unrealized income on investment	—	—	—	—	—	1	—	1
Balance at September 30, 2011	20,817	$208	$193,524	(4,175)	$(31,383)	$—	$(92,576)	$69,773

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
(in thousands)	2011	2010	2009
Net loss	$(7,213)	$(6,193)	$(11,506)
Other comprehensive income (loss), net of taxes:
Investments in marketable securities:
Unrealized income (loss)	1	(1)	—
Impact of realized loss transferred from Accumulated Other Comprehensive Income and included in net loss	—	—	2,504
Other comprehensive income (loss)	1	(1)	2,504
Comprehensive loss	$(7,212)	$(6,194)	$(9,002)

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,213)	$(6,193)	$(11,506)
Less: Income (loss) from discontinued operations, net	219	(245)	(6,035)
Loss from continuing operations, net	(7,432)	(5,948)	(5,471)
Non-cash items included in net loss:
Depreciation and amortization	7,314	6,712	6,642
Provision for doubtful accounts	363	1,304	417
Deferred rent	204	388	—
Share-based compensation	(217)	1,012	2,522
Capitalized software impairment loss	268	—	—
(Gain) loss on trading investments	—	(31)	31
Gain on sale of equipment	—	(10)	—
Other	—	1	(19)
Net effect of changes in assets and liabilities:
Accounts and settlements receivable, net	761	839	(6,510)
Prepaid expenses and other assets	(1,034)	629	(89)
Accounts and settlements payable and accrued liabilities	(1,617)	(2,681)	5,399
Income taxes receivable	7	84	1
Deferred income	(119)	(303)	(929)
Cash (used in) provided by operating activities from continuing operations	(1,502)	1,996	1,994
Cash used in operating activities from discontinued operations	(149)	(855)	(5,187)
Cash (used in) provided by operating activities	(1,651)	1,141	(3,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(13,248)	(23,587)	(38,455)
Sales and maturities of available-for-sale securities	21,826	19,886	36,371
Sales of trading securities	—	31,200	125
Restricted investments matured, sold and released from restriction	6,983	—	500
Purchase of equipment and software	(7,532)	(1,681)	(299)
Capitalized internally developed software	(2,749)	(3,563)	(3,590)
ChoicePay asset purchase net of cash acquired	—	—	(6,927)
Additions to goodwill—ChoicePay	(79)	(52)	—
Collection of note receivable	—	527	71
Proceeds from sale of equipment	—	10	—
Cash provided by (used in) investing activities from continuing operations	5,201	22,740	(12,204)
Cash provided by investing activities from discontinued operations	368	610	818
Cash provided by (used in) investing activities	5,569	23,350	(11,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	(10,363)	(749)	(11,587)
Net proceeds from issuance of common stock	482	82	422
Capital lease obligations and other financing arrangements	(34)	(36)	(22)
Cash used in financing activities	(9,915)	(703)	(11,187)
Net (decrease) increase in cash and cash equivalents	(5,997)	23,788	(25,766)
Cash and cash equivalents at beginning of period	45,757	21,969	47,735
Cash and cash equivalents at end of period	$39,760	$45,757	$21,969

See Notes to Consolidated Financial Statements

TIER TECHNOLOGIES, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended September 30,
(in thousands)	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5	$26	$14
Income taxes paid, net	$37	$35	$38
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments released from restriction	$327	$50	$—
Equipment acquired under capital lease obligations and other financing arrangements	$18	$—	$116
Tenant improvement acquired with deferred rent credit	$—	$959	$—
Fair value of ARS Rights	$—	$3,289	$3,289
Receivables from third parties	$—	$—	$950
Transfer from available-for-sale to trading securities, at par value	$—	$—	$31,325
Fair value adjustment of trading securities	$—	$3,320	$816
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Purchase price of ChoicePay acquisition	$—	$—	$7,597
Fair value of identifiable net assets acquired	$—	$—	$4,794
Goodwill arising from ChoicePay acquisition	$—	$—	$2,803

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Tier Technologies, Inc., or Tier, primarily provides Electronic Payment Solutions, or EPS, services, which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Property Tax—which includes state and local real property tax payments;

•	Federal—which includes federal income and business tax payments;

•	State and Local Tax—which includes state and local income tax payments and business tax payments;

•	Utility—which includes payments to private and public utilities;

•	Education—which consists of services to post-secondary educational institutions; and

•
Other—includes charitable giving, local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal payments and fee payments and personal property tax payments.

We also operate in one other business area called our Voice and Systems Automation, or VSA, business, which we are winding down by fiscal year 2013, because we do not believe the services are compatible with our long-term strategic direction.  VSA provides call center interactive voice response systems and support services, including customization, installation and maintenance.

For additional information about our EPS and VSA operations, see Note 11—Segment Information.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended.  We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature.

Principles of Consolidation.  The financial statements include the accounts of Tier Technologies, Inc. and its subsidiaries.  Intercompany transactions and balances have been eliminated.

Use of Estimates.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes.  We believe that near-term changes could reasonably impact the following estimates:  collectability of receivables; share-based compensation; valuation of goodwill, intangibles and investments; contingent liabilities; effective tax rates; and deferred taxes and associated valuation allowance.  Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and notes thereto are reasonable in light of known facts and circumstances, actual results could differ materially.

Cash and Cash Equivalents.  Cash is federally insured funds maintained in demand deposit accounts.  Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value, based on quoted market prices.  Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and U.S. Treasury bills.

Revenue Recognition and Credit Risk.  As discussed in more detail below, EPS revenues are primarily attributable to fees for processing incoming payment obligations electronically.  Within our VSA operations, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  We assess collectability based upon our clients’ financial condition and prior payment history, as well as our performance under the arrangement.

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

Our VSA operations during fiscal year 2011 include software maintenance and support and non-essential training and consulting support.  When we provide ongoing maintenance and support services, the associated revenue is deferred and recognized on a straight-line basis over the life of the related contract—typically one year.  Generally, we recognize the revenues earned for non-essential training and consulting support when the services are performed.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.  Additions to the provision for bad debts are included in General and administrative on our Consolidated Statements of Operations.

Settlements receivable, net.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  Settlements receivable, net includes a sales return allowance which our OPC subsidiary records.  The sales returns allowance is calculated monthly as 0.40% of gross revenues on the applicable contracts, to establish an allowance for the reversal of convenience fees.  Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal.  Provisions for sales return allowance is included as a reduction against Revenues on our Consolidated Statements of Operations.  Our recorded sales return allowance was $79,000 at September 30, 2011 and $47,000 at September 30, 2010.

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

Investments in Marketable Securities.  Investments in marketable securities are composed of available-for-sale securities.  Restricted investments pledged in connection with performance bonds and real estate operating leases are reported as Restricted investments on the Consolidated Balance Sheets.  Unrestricted investments with remaining maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.  Other securities that would not otherwise be included in Restricted investments or Cash and cash equivalents are classified on the Consolidated Balance Sheets as

Investments in marketable securities.  Our investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices, or financial models if quoted market prices are unavailable.  Increases and decreases in fair value are recorded as unrealized gains and losses in Other comprehensive loss for available-for-sale securities.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statements of Operations as a Loss on investment.  Interest earned is included in Interest income, net.  For additional information on the composition of our marketable securities, see Note 3—Investments.

Advertising Expense.  We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place.  We incurred $1.3 million during fiscal year 2011, $0.7 million during fiscal year 2010, and $0.4 million during fiscal year 2009 of net advertising expenses from Continuing Operations.

Property, Equipment and Software.  Property, equipment and software are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from two to seven years.  When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

We expense the costs incurred for software that we expect to use internally until the preliminary project stage has been completed.  Subsequently, we capitalize direct service and material costs, as well as direct payroll and payroll-related costs and interest costs incurred during development.  Once the software is placed in use, we amortize it on a straight-line basis over the estimated economic life of the software.  During fiscal year 2011 we recognized $0.3 million in impairment expense related to internally-developed software as part of our strategic decision to develop software that would be compatible with all of our processing platforms.

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

Goodwill.  Goodwill is not amortized, but instead is tested for impairment at least annually at the reporting unit level.  We perform this impairment test by first comparing the fair value of our EPS reporting units to its carrying amount.  If an indicator of impairment exists, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.  We determine fair value of our reporting units using various methodologies including: 1) comparable public companies; 2) precedent mergers and acquisitions; 3) discounted cash flows; and 4) leveraged buyout.  No impairment existed during fiscal 2011.

Intangible Assets.  We amortize intangible assets with finite lives over their estimated benefit period, ranging from five to ten years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  No impairment existed during fiscal 2011.

Loss Per Share.  Basic loss per share are computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies, which are adopted by us as of the specified effective date.  Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

FASB ASC 860.  In June 2009, FASB issued FASB Accounting Standards Codification, or ASC, 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We adopted FASB ASC 860 effective October 1, 2010.  The adoption of this ASC had no impact on our financial position and results of operations.

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

FASB ASU 2010-28.  In December 2010, the FASB issued FASB ASU 2010-28, which affects entities evaluating goodwill for impairment under FASB ASC 350-20.  ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists.  If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test.  ASU 2010-28 is effective for impairment tests performed during an entity’s fiscal year beginning after December 15, 2010, with early adoption not permitted.  We adopted this ASU effective October 1, 2011.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This ASU became effective for us October 1, 2011, and is applied to business combinations for which the acquisition date is on or after the effective date.  The initial adoption of this ASU had no impact on our financial position or results of operations.

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

FASB ASU 2011-08.  In September 2011, the FASB issued FASB ASU 2011-08, which allows companies testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  We will adopt this ASU effective October 1, 2012, unless interim events require testing prior to the annual goodwill impairment test conducted during the fourth quarter of our fiscal year.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

NOTE 3—INVESTMENTS

At September 30, 2011 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets.  We had $8.2 million at September 30, 2010 in marketable securities classified as available-for-sale as defined by US GAAP.  These investments were reported as Investments in marketable securities on the Consolidated Balance Sheets.  Through August 2011, our bank required us to maintain a $6.0 million money market investment as a compensating balance to guarantee availability of funds for processing outgoing Automated Clearing House payments to our clients.  As a result of our bank processing consolidation efforts, this balance was released from restriction in August 2011 and is included in cash and cash equivalents.  This balance was classified as long-term Restricted investments on the Consolidated Balance Sheets at September 30, 2010.

Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.

The following table shows the balance sheet classification, amortized cost and estimated fair value of investments included in current investments in marketable securities:

	September 30, 2010
(in thousands)	Amortized cost	Unrealized gain (loss)	Estimated fair value
Investments in marketable securities:
Discount notes	8,199	—	8,199
Certificates of deposit	50	—	50
Total marketable securities	8,249	—	8,249

Total investments	$8,249	$—	$8,249

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of September 30, 2011 and September 30, 2010.

Fair value measurements as of September 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U. S. Treasury bills	$7,200	$—	$—	$7,200
Money market	1,045	—	—	1,045

Total	$8,245	$—	$—	$8,245

Fair value measurements as of September 30, 2010

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury bills	$23,514	$—	$—	$23,514
Money market	1,932	—	—	1,932

Investments in marketable securities:
Discount notes	—	8,199	—	8,199
Certificates of deposit	—	50	—	50

Restricted investments:
Money market	6,000	—	—	6,000
Certificates of deposit	—	1,311	—	1,311

Total	$31,446	$9,560	$—	$41,006

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  More than 10% of our revenues from EPS operations are attributable to one client, the Internal Revenue Service, or IRS.

The following table shows the revenues specific to our contract with the IRS:

	Year ended September 30,
(in thousands)	2011	2010	2009
Revenue	$22,951	$21,763	$24,354
Percentage of EPS operations revenue	17.8%	17.1%	19.8%

Accounts receivable, net.  As of September 30, 2011 and 2010, we reported $4.5 million and $4.9 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents the short-term portion of receivables from our customers and other parties and retainers that we expect to receive, offset by an allowance for uncollectible accounts.  Approximately 7.0% and 19.8% of the balances reported at September 30, 2011 and 2010, respectively, represent accounts receivable attributable to operations that we intend to wind down during fiscal year 2013.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our EPS customers.  None of our EPS customers have receivables that exceed 10% of our total receivable balance.  As of September 30, 2011 and 2010, Accounts receivable, net included an allowance for uncollectible accounts of $0.4 million and $1.1 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net.  As of September 30, 2011 and 2010, we reported $7.6 million and $8.4 million in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 9— Commitments and Contingencies for information about the settlements payable to our clients.  As of September 30, 2011 and 2010, Settlements receivable, net included an allowance for the reversal of convenience fees of $79,000 and $47,000, respectively.

NOTE 6—PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2011		2010
Software (a)	$10,780		$7,961
Computer equipment	12,973	(b)	6,214
Furniture and equipment	995		912
Land and building	2,718		2,651
Leasehold improvements	1,375		1,356
Total property, equipment and software, gross	28,841		19,094
Less: Accumulated depreciation and amortization	(10,652)		(7,062)
Total property, equipment and software, net	$18,189		$12,032

a.
The September 30, 2011 amount includes $1.7 million of internally developed software in the development phase, expected to be placed in production during fiscal year 2012.  The September 30, 2010 amount included $0.5 million.

b.	Includes $6.1 million of equipment purchased for infrastructure upgrades, expected to be placed in production in fiscal year 2012.

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

	Year ended September 30,
(in thousands)	2011	2010	2009
Depreciation and amortization expenses for property, equipment and software:
Included in Direct costs:
Software	$—	$—	$26
Property and equipment	—	—	47
Total included in Direct costs	—	—	73
Included in Depreciation and amortization:
Software	2,329	767	410
Property and equipment	1,545	1,384	1,198
Total included in Depreciation and amortization	3,874	2,151	1,608
Total depreciation and amortization expense for property, equipment and software	$3,874	$2,151	$1,681

The cost of assets acquired under capital leases for our Continuing Operations was approximately $152,000 at September 30, 2011 and $134,000 at September 30, 2010. The related accumulated depreciation and amortization was $94,000 at September 30, 2011 and $61,000 at September 30, 2010.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, we may be required to pay an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  As of September 30, 2011, we have paid ChoicePay approximately $163,000 for this earn-out.  We expect the remaining potential earn out will not exceed $300,000 over the remaining life of the agreement.  The following table summarizes changes in the carrying amount of goodwill during the fiscal year ended September 30, 2011.

(in thousands)	EPS	VSA	Total
Balance at September 30, 2009	$17,329	$—	$17,329
ChoicePay, Inc. earn-out payments	52	—	52
Balance at September 30, 2010	17,381	—	17,381
ChoicePay, Inc. earn-out payments	79	—	79
Balance at September 30, 2011	$17,460	$—	$17,460

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  No such event occurred during fiscal year 2011.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during fiscal years ended September 30, 2011 or 2010.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		September 30, 2011			September 30, 2010
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-10 years	$26,059	$(23,083)	$2,976	$30,037	$(24,378)	$5,659
Technology and research and development	5 years	1,842	(1,160)	682	5,618	(4,556)	1,062
Trademarks	6-10 years	3,463	(3,084)	379	3,463	(2,707)	756
Other intangible assets, net		$31,364	$(27,327)	$4,037	$39,118	$(31,641)	$7,477

All of our other intangible assets have finite lives and, as such, are subject to amortization.  Amortization expense for other intangible assets was $3.4 million for fiscal 2011, $4.6 million for fiscal 2010, and $5.0 million for fiscal 2009, all of which is related to Continuing Operations.  As of September 30, 2011, we expect to recognize the following amortization expense on other intangible assets over the next five years:

(in thousands)	Future expense
Years ending September 30,
2012	$2,930
2013	638
2014	206
2015	145
2016	79
Thereafter	39
Total future amortization expense	$4,037

NOTE 8—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing and Discontinued Operations, are as follows:

	Year ended September 30,
(in thousands)	2011	2010	2009
Current income tax (benefit) provision:
State – Continuing Operations	$24	$30	$40
Federal – Continuing Operations	21	—	—
Total provision for Continuing Operations	45	30	40

State – Discontinued Operations	(124)	—	—
Federal – Discontinued Operations	124	—	—
Total provision for Discontinued Operations	—	—	—
Total provision for taxes	$45	$30	$40

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2011	2010	2009
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.3%	4.4%	2.9%
Non-deductible expenses	(0.4)%	(0.7)%	(0.7)%
Valuation allowance	(34.7)%	(34.7)%	(32.9)%
Stock-based compensation	(2.8)%	(3.7)%	(4.8)%
Other	0.1%	—	0.8%
Effective tax rate	(0.6)%	(0.7)%	(0.7)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of deferred income tax assets and liabilities are as follows:

	September 30,
(in thousands)	2011	2010
Deferred tax assets:
Accrued expenses	$1,177	$1,645
Depreciation	1,136	—
Accounts receivable allowance	143	407
Intangibles	1,951	1,016
Other deferred tax assets	1,224	1,699
Net operating loss carryforward	44,449	42,515
Valuation allowance	(47,647)	(44,980)
Total deferred tax assets	2,433	2,302

Deferred tax liabilities:
Other deferred tax liabilities	$2,433	$1,857
Investment in subsidiary	—	286
Depreciation	—	159
Total deferred tax liabilities	2,433	2,302

Net deferred tax assets (liabilities)	$—	$—

At September 30, 2011, we had $117.4 million of federal net operating loss carryforwards, which begin to expire in fiscal 2018 through 2031.  At September 30, 2011, we had $83.6 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2017 through 2026.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating our ability to realize deferred tax assets, we considered all available positive and negative evidence.  As of September 30, 2011, we maintained a full valuation allowance against the net deferred tax assets due to the uncertainty regarding utilization.  As of September 30, 2011, a total of $20.0 million of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would be subject to FASB ASC 805.  Therefore adjustments to the valuation allowances will be recorded as a component of income tax expense, and $2.6 million of the valuation allowance related to deferred tax assets for which any subsequent recognized tax benefits would increase common stock.

We have completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (Section 382) which imposes an annual limitation on the utilization of net operating loss carryforwards following an ownership change.  Application of the findings of this study resulted in a limitation of net operating loss carryforward amounts.  Of the $117.4 million of federal net operating loss carryforward and $83.6 million on the state net operating loss carryforward, $48.6 million and $28.1 million, respectively, were acquired with the purchase of Official Payments Corporation in 2002.  As of September 30, 2011 approximately $100.0 million of our federal net operating loss carryforwards do not have any restrictions.

Our acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, and approximately $14.5 million is still limited to this annual amount.  The balance of our federal net operating loss carryforwards, has approximately $2.0 million which is not eligible to use at September 30, 2011.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.

As of September 30, 2011 there is an AMT tax credit carryover of $38,000 and a Research and Development tax credit carryover of $18,000.  The AMT tax credit has no expiration date and the Research and Development tax credit begins to expire in 2025.  Both credit carryovers have a valuation allowance associated with them, as it is deemed more likely than not that these credits will not be realized in the future.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax benefit related to Continuing Operations for fiscal year ended September 30, 2011 includes a benefit of nearly $124,000 due to the required intra-period tax allocation.  Conversely, Discontinued Operations for the fiscal year ended September 30, 2011 includes a charge of nearly $124,000 related to a gain on disposal of discontinued operations.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of September 30, 2011 we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2007.  As of September 30, 2011, we were not engaged in a federal audit. Currently, we are in the process of providing information for a Virginia state income tax audit covering November 1, 2007 through October 31, 2010 and a Georgia state income tax audit covering June 1, 2006 through June 30, 2011.

As of September 30, 2011 and 2010, we had no unrecognized tax benefits.

NOTE 9— COMMITMENTS AND CONTINGENCIES

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At September 30, 2011, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At September 30, 2011 and September 30, 2010, we had legal accruals of $0.8 million and $1.0 million, respectively, based upon estimates of key legal matters.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $9.8 million and $10.7 million, respectively, of settlements payable at September 30, 2011 and September 30, 2010.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At September 30, 2011, our investment portfolio is comprised of U.S. Treasury bills.  Our investment portfolio and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At September 30, 2011, we had $9.8 million of bonds posted with 43 jurisdictions.  There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At September 30, 2011, we had $5.0 million of performance bonds posted with clients.  There were no claims pending against any of these bonds.

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

Since the sale of the UI business in February 2009, we have had limited access to information about the project status and scope and have not received an accounting of the additional project tasks and their related costs to complete the contract.  In 2009, we offered $420,000 as a contribution towards project completion.  The project is scheduled to be completed in August 2012 and mediation is expected to take place after the completion of the project, to discuss the allocation of the cost of project completion.

EMPLOYMENT AGREEMENTS

As of September 30, 2011, we had employment and change of control agreements with six executives and three other key employees.  If certain termination or change of control events were to occur under these contracts as of September 30, 2011, we could be required to pay up to $4.5 million.  We are also obligated to reimburse five employees for expenses incurred in moving their immediate family from their respective homes to the Atlanta, Georgia area.  Under these obligations, we could be required to pay up to $90,000 in total.

In March 2011, we accrued $0.3 million of severance expense associated with the departure on March 3, 2011, of our former CFO, in accordance with the Employment Agreement signed on July 1, 2008, amendment signed on August 31, 2010 and the Severance Agreement and Release of Claims dated March 4, 2011.  Pursuant to the terms of the employment agreement, the severance was paid in September 2011.

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

OPERATING AND CAPITAL LEASE OBLIGATIONS

We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of September 30, 2011 are as follows:

(in thousands)	Operating leases	Capital Leases (1)(2)	Total
Twelve months ending September 30,
2012	$983	$36	$1,019
2013	1,034	23	1,057
2014	899	5	904
2015	809	1	810
2016	713	—	713
Thereafter	1,167	—	1,167
Total minimum lease payments	$5,605	$65	$5,670

(1)	On our Consolidated Balance Sheets, the amount due within twelve months is included in Other accrued liabilities. The remainder is included in Other liabilities.
(2)	Total amount includes interest payments of $3.

In addition to fixed rentals, certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor.  Rent expense under these agreements was approximately $0.6 million during fiscal 2011, $1.1 million during fiscal 2010, and $1.1 million during fiscal 2009.

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

NOTE 10—RESTRUCTURING

On August 31, 2011, we decided to move our principal executive offices from Reston, Virginia to Norcross, Georgia effective December 2011, in an effort to reduce general and administrative costs and capitalize on the strong electronic payments industry employee resources in the Atlanta area.  We expect to incur total expenses of approximately $1.6 million, including $0.1 million of employee relocation reimbursement expense, $0.2 million of severance expense and $1.3 million of facilities related restructuring expense.  During the three months ended September 30, 2011 we recorded $0.2 million in severance expense related to this move.  Severance obligations are expected to be paid by December 2011.  We plan to vacate and sublease our Reston, Virginia facility in December 2011, at which time we will record an estimated $1.3 million of facilities closure related restructuring expense.  We expect up to $1.6 million of the total estimated expense will result in cash expenditures after the fiscal year ended September 30, 2011.

During fiscal 2009 we incurred restructuring liabilities of $1.4 million for severance and facility closing costs.  Severance costs relate to combining certain operational functions within our EPS operations and the wind down of our VSA operations.

The following table summarizes restructuring liability charges we incurred relating to our Continuing Operations during fiscal years 2011, 2010 and 2009.  The restructuring liability charges are included in General and administrative on our Consolidated Statement of Operations.

(in thousands)	2011	2010	2009
Severance costs	$178	$—	$630
Office closure costs (net of sublease income)	—	—	$778
Total restructuring liability charges	$178	$—	$1,408

At September 30, 2011, we had $0.2 million of restructuring liabilities associated with the Reston to Norcross office relocation which is included in Other current liabilities on our Consolidated Balance Sheets, and is expected to be paid during the first quarter of fiscal year 2012.  At September 30, 2009, we had $0.3 million of restructuring liabilities which were paid during fiscal year 2010.

NOTE 11—SEGMENT INFORMATION

Our business consists of two reportable segments: Electronic Payment Solutions, or EPS, and VSA operations.  The following table presents the results of operations for our Continuing Operations which consist of, EPS and VSA for fiscal years ended September 30, 2011, 2010, and 2009.

(in thousands)	EPS	VSA	Total
Fiscal year ended September 30, 2011:
Revenues	$128,644	$1,526	$130,170
Costs and expenses:
Direct costs	100,508	256	100,764
General and administrative	22,761	5	22,766
Selling and marketing	6,940	—	6,940
Depreciation and amortization	7,314	—	7,314
Total costs and expenses	137,523	261	137,784
(Loss) income from continuing operations before other income and income taxes	(8,879)	1,265	(7,614)
Other income:
Interest income, net	82	—	82
Total other income	82	—	82
(Loss) income from continuing operations before taxes	(8,797)	1,265	(7,532)
Income tax benefit	(100)	—	(100)
(Loss) income from continuing operations	$(8,697)	$1,265	$(7,432)

(in thousands)	EPS	VSA	Total
Fiscal year ended September 30, 2010:
Revenues	$127,223	$3,001	$130,224
Costs and expenses:
Direct costs	97,050	1,278	98,328
General and administrative	24,821	378	25,199
Selling and marketing	6,355	—	6,355
Depreciation and amortization	5,625	1,086	6,711
Total costs and expenses	133,851	2,742	136,593
(Loss) income from continuing operations before other income and income taxes	(6,628)	259	(6,369)
Other income:
Interest income (expense)	414	—	414
Gain on investment	31	—	31
Gain on sale of asset	6	—	6
Total other income	451	—	451
(Loss) income from continuing operations before taxes	(6,177)	259	(5,918)
Income tax provision	30	—	30
(Loss) income from continuing operations	$(6,207)	$259	$(5,948)

(in thousands)	EPS	VSA	Total
Fiscal year ended September 30, 2009:
Revenues	$123,233	$5,013	$128,246
Costs and expenses:
Direct costs	93,434	2,160	95,594
General and administrative	24,509	1,020	25,529
Selling and marketing	6,697	11	6,708
Depreciation and amortization	4,885	1,684	6,569
Total costs and expenses	129,525	4,875	134,400
(Loss) income from continuing operations before other income and income taxes	(6,292)	138	(6,154)
Other income (expense):
Interest income (expense)	754	—	754
Loss on investment	(31)	—	(31)
Total other income	723	—	723
(Loss) income from continuing operations before taxes	(5,569)	138	(5,431)
Income tax provision	40	—	40
(Loss) income from continuing operations	$(5,609)	$138	$(5,471)

Our total assets for each of these businesses are shown in the following table:

	As of September 30,
(in thousands)	2011	2010
Continuing Operations:
EPS	$93,834	$112,368
VSA	333	657
Total assets	$94,167	$113,025
Expenditures for long-lived assets	$10,540	$6,254

NOTE 12—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At September 30, 2011, there were 1,349,536 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 1,440,250 options from the Plan during the fiscal year ended September 30, 2011.

	September 30,
	2011	2010	2009
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.75%	1.40%	2.02%
Volatility	46.80%	45.50%	45.60%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$2.22	$2.08	$2.14
Weighted-average intrinsic value of options exercised (in thousands)	$119	$24	$81

Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

STOCK OPTIONS—INDUCEMENT GRANTS

On August 16, 2010, we granted our current CEO the option to purchase 100,000 shares of common stock as an inducement grant outside of the Plan.  These options vest as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 1/48th of the original number of shares on the same date in each succeeding month following the first anniversary of the grant date until the fourth anniversary of the grant date and expire ten years from the grant date.

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

The following table shows the assumptions used to calculate the fair value of these awards:

	CFO award	CEO award
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.59%	1.40%
Volatility	46.21%	45.50%
Dividend yield	—	—
Fair value of options granted	$1.95	$2.08

STOCK OPTIONS

Stock option activity for all option grants for the fiscal year ended September 30, 2011 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2010	2,453	$7.43
Granted	1,690	5.13
Exercised	(111)	4.33
Forfeitures or expirations	(950)	6.98
Options outstanding at September 30, 2011	3,082	$6.42	8.08 years	$9
Options vested and expected to vest at September 30, 2011	2,569	$6.47	8.45 years	$8
Options exercisable at September 30, 2011	890	$8.56	5.62 years	$—

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $1.0 million for fiscal 2011, $0.9 million for fiscal 2010 and $1.0 million for fiscal 2009.

As of September 30, 2011 a total of $3.6 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.2 year weighted-average period.

RESTRICTED STOCK UNITS

In April 2008 and January 2009, we granted an aggregate 700,000 restricted stock units to our former CEO.  In order for those RSUs to vest, the closing price of our common stock was required to equal or exceed share price performance targets specified in the awards for the periods specified in the awards.  The share price performance targets were not satisfied before the former CEO’s departure from the Company or by March 26, 2011, the date specified in a settlement agreement with the former CEO, and the RSUs did not vest.  US GAAP allows us to reverse the expense recognized on an award in which the service condition was not met. In March 2011, we reversed $1.5 million in expense related to these RSUs.

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

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

	Annual meeting
(in thousands)	2011	2010(a)	2009
Expense recognized for the fiscal year ended September 30, 2011	$116	$156	$16
Expense recognized through September 30, 2011	$116	$280	$305	(b)
Estimated expense to be recognized through vesting date	(c)	—	(c)

(a)	The RSUs awarded to board members elected to our Board at the 2010 annual meeting were paid in cash during the three months ended June 30, 2011.
(b)	This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.
(c)
Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter.  We are unable to estimate the expense expected to be recognized for these awards.

PERFORMANCE STOCK UNITS

In December 2008, upon recommendation of the Compensation Committee, our Board of Directors adopted the Tier Technologies, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer are eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, have been approved for issuance.  The PSUs will be awarded upon the achievement and maintenance for a period of 60 days of specific share performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intended to pay the PSUs in cash in the pay period in which the PSUs became fully vested.  The executives would have received a cash payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that would have been awarded to the executive.

As of September 30, 2011, we had 225,000 PSUs that could have been awarded under the PSU Plan.  At September 30, 2011, we determined these awards would not meet the lowest share performance target of $8.00, and therefore determined these awards had no value.  As of September 30, 2011 we had reversed all expense of $34,000 recognized for these awards and there is no liability for these PSUs on our Consolidated Balance Sheets.  These PSUs will expire un-awarded in December 2011.

NOTE 13—SHAREHOLDERS’ EQUITY

As of September 30, 2011, a total of 44,259,762 shares of $0.01 par value common stock were authorized, of which 16,641,621 shares were outstanding, and a total of 4,579,047 shares of preferred stock were authorized, of which none were outstanding.  We did not declare any dividends during fiscal year ended September 30, 2011.

COMMON STOCK REPURCHASE PROGRAM

Our Board of Directors authorized the repurchase of our common stock in the open market in January 2009 and October 2003.  Under these plans we repurchased 2,536,298 shares of our common stock for $21.0 million, which is recorded as Treasury stock on our Consolidated Balance Sheets.  The authority to make purchases under these plans has terminated.

TENDER OFFER

On November 11, 2010, the Board authorized Tier to commence a cash tender offer to purchase up to an aggregate of $10.0 million in value of our common stock.  On December 17, 2010, we commenced a tender offer to purchase up to $10.0 million in value of our common stock at a price within (and including) the range of $5.80 per share to $6.20 per share.

The tender offer expired on January 20, 2011.  As a result of the tender offer, we accepted for payment on January 20, 2011, and repurchased 1,639,344 shares of our common stock for a price of $6.10 per share, for a total cost of approximately $10.0 million, excluding fees and expenses related to the offer.  We have recorded the cost of this transaction as Treasury stock on our Consolidated Balance Sheets.

EQUITY INCENTIVE PLAN

Under our Amended and Restated 2004 Stock Incentive Plan, options for 3,082,670 shares of common stock were outstanding at September 30, 2011.

NOTE 14—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended September 30,
(in thousands, except per share data)	2011	2010	2009
Numerator: Loss from:
Continuing operations, net of income taxes	$(7,432)	$(5,948)	$(5,471)
Discontinued operations, net of income taxes	219	(245)	(6,035)
Net loss	$(7,213)	$(6,193)	$(11,506)
Denominator:
Weighted-average common shares outstanding	17,112	18,153	19,438
Effects of dilutive common stock options	—	—	—
Adjusted weighted-average shares	17,112	18,153	19,438
Loss per basic and diluted share
From continuing operations	$(0.43)	$(0.33)	$(0.28)
From discontinued operations	$0.01	$(0.01)	$(0.31)
Loss per basic and diluted share	$(0.42)	$(0.34)	$(0.59)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands)	2011	2010	2009
Weighted-average options excluded from computation of diluted loss per share	2,099	1,274	1,422

Due to net losses from Continuing operations, we have excluded an additional 624 shares at September 30, 2011, 204,292 shares at September 30, 2010, and 425,556 shares at September 30, 2009, of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.

NOTE 15—SUBSEQUENT EVENTS

On November 3, 2011, our Board of Directors adopted a Change of Control Equity Vesting Acceleration Plan for our executive officers.  This plan provides for the immediate exercisability of a participant’s outstanding options and the immediate vesting of a participant’s unvested restricted shares and restricted stock units if both a change in control and a covered termination occur during the covered period.

On November 30, 2011, our Board of Directors granted our executive management team options to purchase shares of our common stock.  Our CEO was awarded the option to purchase 100,000 shares of our common stock and our CFO and several other executive officers were each awarded the option to purchase 25,000 shares of our common stock.  These options vest as to 25% on the first anniversary of the award and 1/48th each month thereafter until the fourth anniversary of the grant date.  The options expire ten years from the date of grant.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2011.  In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.  Our operating results for any one quarter are not necessarily indicative of results for any future period.

	2011 fiscal quarters				2010 fiscal quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Consolidated statements of operations data:
Revenues	$28,491	$38,443	$30,266	$32,970	$27,335	$39,447	$30,674	$32,768
Costs and expenses:
Direct costs	21,866	30,696	23,332	24,870	21,089	30,611	22,536	24,092
General and administrative	6,427	5,530	4,884	5,925	6,730	5,950	6,192	6,327
Selling and marketing	1,878	1,690	1,822	1,550	1,920	1,396	1,438	1,601
Depreciation and amortization	1,894	1,856	1,806	1,758	1,798	1,670	1,635	1,608
(Loss) income from continuing operations	(3,574)	(1,329)	(1,578)	(1,133)	(4,202)	(180)	(1,127)	(860)
Total other income	6	19	20	37	22	117	173	139
Loss from continuing operations before income taxes	(3,568)	(1,310)	(1,558)	(1,096)	(4,180)	(63)	(954)	(721)
Income tax provision (benefit)	39	46	(186)	1	18	157	(145)	—
Loss from continuing operations	(3,607)	(1,356)	(1,372)	(1,097)	(4,198)	(220)	(809)	(721)
(Loss) income from discontinued operations, net	(7)	(76)	300	2	(306)	(180)	295	(54)
Net loss	$(3,614)	$(1,432)	$(1,072)	$(1,095)	$(4,504)	$(400)	$(514)	$(775)
Weighted average shares issued and outstanding:
Basic	17,112	16,951	16,928	18,200	18,153	18,151	18,151	18,156
Diluted	17,112	16,951	16,928	18,200	18,153	18,151	18,151	18,156
Performance ratios:
Return on average assets	(3.75)%	(1.44)%	(0.94)%	(0.91)%	(3.85)%	(0.32)%	(0.42)%	(0.66)%
Return on average shareholders' equity	(5.06)%	(1.95)%	(1.33)%	(1.26)%	(5.05)%	(0.44)%	(0.56)%	(0.84)%
Total ending equity to total ending assets	74.09%	74.20%	73.75%	67.86%	77.18%	75.30%	72.13%	77.58%
Total average equity to total average assets	74.15%	73.97%	70.45%	72.23%	76.21%	73.68%	74.76%	76.62%
Per share of common stock data:
(Loss) earnings per share—Basic & Diluted:
Continuing operations(1)	$(0.21)	$(0.08)	$(0.08)	$(0.06)	$(0.23)	$(0.01)	$(0.04)	$(0.04)
Discontinued operations(1)	$0.00	$0.00	$0.02	$0.00	$(0.02)	$(0.01)	$0.01	$0.00
(Loss) earnings per share—Basic & Diluted	$(0.21)	$(0.08)	$(0.06)	$(0.06)	$(0.25)	$(0.02)	$(0.03)	$(0.04)
Book value per share	$4.08	$4.31	$4.37	$4.77	$4.81	$5.03	$5.03	$5.04

Average balance sheet data:
Total assets	$96,305	$99,414	$114,147	$120,467	$117,114	$123,894	$122,234	$117,055
Total liabilities	$24,896	$25,874	$33,729	$33,448	$27,861	$32,606	$30,851	$25,031
Total shareholders' equity	$71,409	$73,540	$80,418	$87,019	$89,253	$91,288	$91,383	$92,024
Market price per share of common stock:
High	$5.63	$6.00	$6.34	$6.05	$6.90	$8.58	$8.32	$9.00
Low	$3.26	$4.50	$5.06	$4.81	$4.53	$5.99	$7.10	$7.43

(1)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying number of shares of common stock.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended September 30, 2011:
Allowance for receivables	$1,070	$(196)	$(498)	$376
Allowance for sales returns	47	518	(485)	80
Deferred tax asset valuation allowance	44,980	2,877	—	47,857

Year ended September 30, 2010:
Allowance for receivables	$388	$1,304	$(622)	$1,070
Allowance for sales returns	131	529	(613)	47
Deferred tax asset valuation allowance	43,763	1,217	—	44,980

Year ended September 30, 2009:
Allowance for receivables	$346	$417	$(375)	$388
Allowance for sales returns	95	374	(338)	131
Deferred tax asset valuation allowance	36,698	7,065	—	43,763

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our internal control over financial reporting.  This report appears on page 66.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tier Technologies, Inc.

We have audited Tier Technologies Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Tier Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Tier Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tier Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2011, and our report dated December 6, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Vienna, VA
December 6, 2011

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On August 31, 2011, we decided to move our principal executive offices from Reston, Virginia to Norcross, Georgia effective December 2011, in an effort to reduce general and administrative costs and capitalize on the strong electronic payments industry employee resources in the Atlanta area.  We expect to incur total expenses of approximately $1.6 million, including $0.1 million of employee relocation reimbursement expense, $0.2 million of severance expense and $1.3 million of facilities related restructuring expense.  During the three months ended September 30, 2011 we recorded $0.2 million in severance expense related to this move.  Severance obligations are expected to be paid by December 2011.  We plan to vacate and sublease our Reston, Virgnia facility in December 2011, at which time we will record an estimated $1.3 million of facilities closure related restructuring expense.  We expect up to $1.6 million of the total estimated expense will result in cash expenditures after the fiscal year ended September 30, 2011.

On November 30, 2011, the Compensation Committee (the “Committee”) of the Company’s Board of Directors adopted the Company’s Management Incentive Plan for fiscal year 2012 and specified the range of potential payments under the plan.  Alex P. Hart, President and Chief Executive Officer, Jeff Hodges, Chief Financial Officer, Sandip Mohapatra, Chief Technology Officer, Keith S. Kendrick, Senior Vice President, Strategic Marketing, Atul Garg, Senior Vice President, Product Management, Keith S. Omsberg, Vice President, General Counsel and Corporate Secretary, and approximately 25 other Company employees are participants in the plan.

Payments under the plan will be based on the Company’s financial performance and individual performance.  The financial performance metric is Adjusted EBITDA from Continuing Operations – defined as net income from continuing operations before interest expense net of interest income, income taxes, depreciation and amortization, restructuring charges and stock-based compensation in both equity and cash – subject to adjustments as may be determined by the Compensation Committee.  The Committee specified threshold, target, and stretch levels of financial performance that will be used to determine payments under the plan.  For the Company’s executive officers, the Committee expects to specify individual performance goals that relate to strategic objectives based on each such officer’s area of responsibility.  Individual performance goals for other participants in the plan will be set by Mr. Hart and are expected to reflect strategic goals based on the participant’s business unit or area of responsibility.

In order to align near-term incentives with the Company’s financial performance, 80% of the payment under the plan to Alex P. Hart, Tier’s President and CEO, will be based on the Company’s financial performance, and 70% of the payment under the plan to Tier’s other executive officers will be based on the Company’s financial performance.

Messrs. Hart, Hodges, Mohapatra, Kendrick, Garg, and Omsberg are participants in the plan.  If the Company achieves the threshold, target, and stretch levels of financial performance, and if each of Messrs. Hart, Hodges, Mohapatra, Kendrick, Garg, and Omsberg achieves 100% of his individual performance goals, the following individuals would receive the following payments under the plan:

	Potential payment under the plan
	Threshold	Target	Stretch
Alex P. Hart	$150,000	$300,000	$600,000
Jeff Hodges	68,750	137,500	275,000
Sandip Mohapatra	53,750	107,500	215,000
Keith S. Kendrick	66,250	132,500	265,000
Atul Garg	56,250	112,500	225,000
Keith S. Omsberg	55,000	110,000	220,000

In order to receive a payment under the plan, a participant must comply with all Company policies, including Tier’s Business Code of Conduct.

If performance goals under the plan are achieved, the Company expects to make payment under the plan after the conclusion of its 2012 fiscal year, which ends September 30, 2012.

The foregoing description of the Management Incentive Plan for fiscal year 2012 is only a summary and is qualified in its entirety by the full text of the plan, a copy of which is attached hereto as Exhibit 10.45.

On December 1, 2011 our Board adopted a form of incentive and nonstatutory stock option agreement for use with grants under our Amended and Restated 2004 Stock Incentive Plan.  The form of option agreement is attached hereto as Exhibit 10.46.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information appears in Part I of this report.  Information about our Directors may be found under the caption Election of Directors in our Proxy Statement for our 2012 Annual Meeting of Stockholders, or the Proxy Statement.  That information is incorporated herein by reference.

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

Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page 64.  All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.

Exhibits

Exhibit number	Exhibit description
2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 9, 2008 (1)
2.2	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)
3.1	Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (4)
4.1	Form of common stock certificate (3)
4.2
See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended, of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (5)*
10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*
10.4	Amended and Restated 2004 Stock Incentive Plan (7)*
10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*
10.8	Form of California Indemnification Agreement (8)
10.9	Form of Delaware Indemnification Agreement for officers (9)
10.10	Form of Delaware Indemnification Agreement for directors (9)
10.11	Tier Corporation 401(k) Plan, Summary Plan Description (8)*
10.12	Non-Statutory Stock Option Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated July 26, 2006 (10)*
10.13	Option Grants awarded to Charles Berger, Morgan Guenther, and fifteen other employees, dated August 24, 2006 (11)*
10.14	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (12)*
10.15	Tier Technologies, Inc. Executive Performance Stock Unit Plan (13)*
10.16	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (14)*
10.17	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and Official Payments Corporation (15)
10.18	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue

Exhibit number	Exhibit description
Service and Official Payments Corporation (15)
10.19	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.20	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.21	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.22	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.23	Deed of Lease agreement between Tier Technologies, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. (16)
10.24	Employment Agreement between Tier Technologies, Inc. and Alex P. Hart, dated August 10, 2010 (17)
10.25	First amendment to Employment Agreement between Tier Technologies, Inc and Alex P. Hart, dated August 13, 2010 (18)
10.26	Severance Agreement and Release of Claims dated August 17, 2010 between Nina Vellayan and Tier Technologies, Inc. (19)
10.27	Amendment of Solicitation/Modification of Contract No. 0006 dated July 12, 2010 between the Internal Revenue Service and Official Payments Corporation (20)
10.28	Letter of amendment to Employment Agreement dated November 3, 2010, between Keith Omsberg and Tier Technologies, Inc. (21)*
10.29	Employment Agreement between Tier Technologies, Inc. and Atul Garg, dated October 19, 2010 (21) *
10.30	Nonstatutory Stock Option Agreement for Inducement Grant between Tier Technologies, Inc. and Alex P. Hart (21) *
10.31	Incentive and Nonstatutory Stock Option Agreement between Tier Technologies, Inc. and Alex P. Hart (21) *
10.32	Amendment of Solicitation/Modification of Contract No. 0007 dated December 30, 2010 between the Internal Revenue Service and Official Payments Corporation (22)
10.33	Separation Agreement and Release effective as of the Separation Date (defined therein) between Tier Technologies, Inc. and Ronald L. Rossetti (23)
10.34	Agreement dated February 19, 2011 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, Michael R. Murphy and the Company (24)
10.35	Severance Agreement and Release of Claims dated March 4, 2011 between Ronald W. Johnston and the Company (25)
10.36	Amendment of Solicitation/Modification of Contract No. 0008 dated March 9, 2011 between the Internal Revenue Service and Official Payments Corporation (26)
10.37	Amendment of Solicitation/Modification of Contract No. 0009 dated April 6, 2011 between the Internal Revenue Service and Official Payments Corporation (26)
10.38	Employment Agreement dated December 13, 2010 between Tier Technologies, Inc. and Sandip Mohapatra (26)*
10.39	Management Incentive Plan for fiscal year 2011 (27)*
10.40	Employment Agreement dated as of May 24, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges (28)*
10.41	Nonstatutory Stock Option Agreement for Inducement Grant dated as of June 13, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges (29)*
10.42	Employment Agreement dated as of May 26, 2011 between Tier Technologies, Inc. and Sandip Mohapatra (29)*
10.43	Change in Control Equity Vesting Acceleration Plan (30)*
10.44	Sublease Agreement between Fair Isaac Corporation and Tier Technologies, Inc., dated September 16, 2011 †
10.45	Management Incentive Plan for fiscal year 2012 †*

Exhibit number	Exhibit description
10.46	Form of Incentive and Nonstatutory Stock Option Agreement under Tier Technologies, Inc.’s Amended and Restated 2004 Stock Incentive Plan †*
21.1	Subsidiaries of the Registrant †
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document † **
101.SCH	Taxonomy Extension Schema Document † **
101.CAL	XBRL Taxonomy Calculation Linkbase Document † **
101.DEF	XBRL Taxonomy Definition Linkbase Document † **
101.LAB	XBRL Taxonomy Label Linkbase Document † **
101.PRE	XBRL Taxonomy Presentation Linkbase Document † **

    * Management contract or compensatory plan required to be filed as an exhibit to this report
    ** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
† Filed as an exhibit to this report
(1) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(2) Filed as an exhibit to Form 8-K, filed on January 20, 2009, and incorporated herein by reference
(3) Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference
(4) Filed as an exhibit to Form 8-K, filed on March 16, 2011, and incorporated herein by reference
  (5) Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference
  (6) Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference
  (7) Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference
  (8) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference
(9) Filed as an exhibit to Form 10-K, filed December 14, 2007, and incorporated herein by reference
(10) Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference
(11) Filed as a Form 8-K, filed August 29, 2006, and incorporated herein by reference
(12) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(13) Filed as a Form 8-K, filed January 22, 2009, and incorporated herein by reference
(14) Filed as an exhibit to  Form 8-K, filed May 19, 2009, and incorporated herein by reference
(15) Filed as an exhibit to Form 10-K/A (Amendment 3), filed June 22, 2010 and incorporated herein by reference
(16) Filed as an exhibit to Form 10-Q, filed February 9, 2010, and incorporated herein by reference
(17) Filed as an exhibit to Form 8-K, filed August 11, 2010, and incorporated herein by reference
(18) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(19) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(20) Filed as an exhibit to Form 10-K/A (Amendment 2) filed April 15, 2011, and incorporated herein by reference
(21) Filed as an exhibit to Form 10-K filed November 22, 2010, and incorporated herein by reference
(22) Filed as an exhibit to Form 10-Q, filed February 7, 2011, and incorporated herein by reference
(23) Filed as an exhibit to Form 8-K, filed January 4, 2011, and incorporated herein by reference
(24) Filed as an exhibit to Form 8-K, filed February 22, 2011, and incorporated herein by reference
(25) Filed as an exhibit to Form 8-K, filed March 10, 2011, and incorporated herein by reference
(26) Filed as an exhibit to Form 10-Q, filed May 9, 2011, and incorporated herein by reference

Exhibit number	Exhibit description
  (27) Filed as an exhibit to Form 8-K, filed May 16, 2011, and incorporated herein by reference
(28) Filed as an exhibit to Form 8-K, filed June 13, 2011, and incorporated herein by reference
(29) Filed as an exhibit to Form 10-Q, filed August 9, 2011, and incorporated herein by reference
(30) Filed as an exhibit to Form 8-K, filed November 8, 2011, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER TECHNOLOGIES, INC.
Dated:December 6, 2011	By:	/s/ ALEX P. HART Alex P. Hart President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX P. HART Alex P. Hart	President, Chief Executive Officer (principal executive officer)	December 6, 2011
/s/ JEFF HODGES Jeff Hodges	Chief Financial Officer (principal financial officer and principal accounting officer)	December 6, 2011
/s/ CHARLES W. BERGER Charles W. Berger	Director	December 6, 2011
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 6, 2011
/s/ JAMES C. HALE James C. Hale	Director	December 6, 2011
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	December 6, 2011
/s/ DAVID A. POE David A. Poe	Director	December 6, 2011
/s/ ZACHARY F. SADEK Zachary F. Sadek	Director	December 6, 2011
/s/ KATHERINE A. SCHIPPER Katherine A. Schipper	Director	December 6, 2011