Form 10-K/A
period 2011-09-30
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2012-01-27
CIK 1045150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

OR

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-33475

OFFICIAL PAYMENTS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3145844
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Engineering Drive, Suite 400, Norcross, Georgia 30092

(Address of principal executive offices)                            (Zip code)

Registrant‘s telephone number, including area code:  (770) 325-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	The NASDAQ STOCK MARKET, LLC

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of March 31, 2011, the aggregate market value of common stock held by non-affiliates of the registrant was $81,484,216, based on the closing sale price of the common stock on March 31, 2011, as reported on The Nasdaq Stock Market. As of January 19, 2012, there were 16,641,621 shares of common stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

FORM 10-K/A

i

EXPLANATORY NOTE

Official Payments Holdings, Inc., or OPAY, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as originally filed with the Securities and Exchange Commission, or SEC, on December 6, 2011, for the sole purpose of including the disclosures required by Part III of Form 10-K, as set forth below. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including as exhibits to this Amendment No. 1 certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

ii

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executives

A list of our executive officers and their biographical information appears in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the SEC on December 6, 2011, under the caption Executive Officers of the Registrant.

Directors

The names and certain biographical information of each director are set forth below.

Charles W. Berger

Age: 58—Director since: January 2002

Recent Business Experience: Since August 2010 Mr. Berger has served as Chairman and Chief Executive Officer of ParAccel, Inc., a provider of analytical technology services. Mr. Berger was Chief Executive Officer of DVDPlay, Inc., a manufacturer and operator of DVD rental kiosks, from April 2006 through DVDPlay’s acquisition by NCR Corporation in December 2009, and was Chairman of the Board of DVDPlay from December 2001 through the acquisition. From March 2003 through September 2005, Mr. Berger served as President, Chief Executive Officer, and a director of Nuance Communications, Inc., a publicly traded company that developed and marketed speech recognition software. In September 2005, Nuance Communications merged with Scansoft, Inc. Mr. Berger has also served as the managing director of Volatilis, LLC, a private investment and aviation services firm, since its founding in June 2001. Mr. Berger was also a director of SonicWALL, Inc., a publicly traded manufacturer of computer network security applications, from December 2004 through SonicWall’s acquisition by an investor group led by Thoma Bravo, LLC in July 2010. Mr. Berger also serves on the Board of Directors and as Trustee for the United States Naval Memorial and is a Trustee and member of the Investment Committee for Bucknell University. We believe that Mr. Berger’s qualifications to sit on our Board of Directors include his 31 years of experience in the technology industry. Mr. Berger also has significant experience in the banking and financial industry, and experience as a director of publicly traded technology companies.

Morgan P. Guenther

Age: 58—Director since: August 1999

Recent Business Experience: Since June 2010 Mr. Guenther has served as President and Chief Executive Officer of Next Media Issue, LLC, a technology and content management platform owned by leading global publishers and formed to develop, market and deliver paid premium content to consumers via tablets, smartphones, netbooks and other connected devices. From April 2009 to June 2010, Mr. Guenther served as a private consultant to technology companies. Mr. Guenther served as Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless entertainment services company, from May 2005 through April 2009. From February 2003 to April 2005, he served as a private consultant to technology companies. From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a creator of digital video recording services. From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo. Mr. Guenther also serves as a board member for Integral Development Corp., a provider of electronic capital markets trading solutions. Prior to joining

TiVo, Mr. Guenther was a partner in the corporate and corporate finance group of Paul Hastings, an international law firm. We believe that Mr. Guenther’s qualifications to sit on our Board of Directors include his twelve years of executive management experience in the technology, wireless and digital media industries, his depth of expertise in areas of governance, finance and operations, and significant experience as a director of technology companies.

James C. Hale

Age: 59—Director since: April 2011

Recent Business Experience: Since August 1998, Mr. Hale has been a founding partner of FTV Capital and its predecessor firm, FT Ventures. Mr. Hale served as managing partner of the firm from 1998 through 2007. Before establishing FTV Capital, Mr. Hale was a Senior Managing Partner at Montgomery Securities, where he founded the financial services corporate finance practice. Mr. Hale currently serves on the boards of directors of the State Bank of India (California), a California state chartered bank, Public Radio International, a media company, and LOYAL3 Holdings, Inc., a capital markets software company, and on the investment committee of St. Ignatius College Preparatory, San Francisco, a college preparatory school. He was a director of ExlService Holdings, Inc., a publicly traded business process outsourcing company, from November 2002 through December 2006, and has served on the boards of several private technology companies. We believe that Mr. Hale’s qualifications to sit on our Board of Directors include his more than 30 years of experience in the payments, financial services, and technology industries, his expertise in finance, and his experience as a corporate director, including with payments and technology companies, and his leadership of audit committees.

Alex P. Hart

Age: 49—Director since: August 2010

Recent Business Experience: Mr. Hart has served as our Chief Executive Officer and as a member of our Board of Directors since August 2010. From September 2009 to August 2010 Mr. Hart served as President of the Fuelman Fleet Cards business unit of Fleetcor Technologies, Inc., a provider of specialized payment products and services to commercial fleets, major oil companies and petroleum marketers. From May 2007 to April 2008, Mr. Hart served as Executive Vice President and General Manager of Electronic Banking Services for CheckFree Corporation, a provider of financial electronic commerce products and services. From January 2001 through October 2002 Mr. Hart served as President of Corillian Corporation, a provider of online banking and bill payment software and services, and as President and Chief Executive Officer of Corillian from October 2002 through Corillian’s acquisition by CheckFree in May 2007. We believe that Mr. Hart’s qualifications to sit on our Board of Directors include his 23 years of experience in the banking and electronic billing and payment processing services, expertise in payments strategy, and executive management experience.

Philip G. Heasley

Age: 62—Director since: August 2008

Recent Business Experience: Since March 2005, Mr. Heasley has served as President and Chief Executive Officer of ACI Worldwide, Inc., a publicly traded developer of electronic payment software products. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. From October 2000 to November 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank. From 1996 until November 2003, Mr. Heasley served as Chairman of the Board of Visa and a member of the board of Visa International. Mr. Heasley also serves on the boards of directors of ACI Worldwide, Inc., Public Radio International, a media company, and Lender Processing Services, Inc., a provider of mortgage processing services, settlement services, mortgage performance analytics and default solutions. He was also a director of Fidelity National Financial, Inc., a publicly traded company providing property inspections, preservation services and title insurance services, from October 2005 through March 2009. We believe that Mr. Heasley’s qualifications to sit on our Board of Directors include his 36 years of experience in the payments, financial services and technology services industries, expertise in corporate and payments strategy, extensive leadership, governance and executive management experience, and experience as a director with financial services, payments, and technology companies.

David A. Poe

Age: 63—Director since: October 2008

Recent Business Experience: Since April 2008, Mr. Poe has served as Senior Director of Edgar, Dunn & Company, an independent global financial services and payments consultancy. From March 1998 to May 2008, Mr. Poe served as Chief Executive Officer of Edgar, Dunn & Company and as a consultant and director from March 1980 to March 1998. Prior to Edgar, Dunn & Company Mr. Poe was CPA with Deliotte, Touche. Mr. Poe currently serves as Chairman of the Advisory Board for the Bank of San Francisco, Chairman of the Board of Geothermal Engineering Ltd., a privately held UK company, and is a member of the board of directors of the University of Idaho Foundation. In addition, he has served on the board of directors of several private technology companies. We believe that Mr. Poe’s qualifications to sit on our Board of Directors include his 31 years of experience in the financial services and technology industries, including experience in strategic consulting with Fortune 1000 companies regarding payments-related issues, his expertise in payments strategy, data security, and operations, and his experience as a director of financial services and technology companies.

Zachary F. Sadek

Age: 32—Director since: March 2009

Recent Business Experience: Mr. Sadek serves as Vice President of PCap Managers LLC, an affiliate of Parthenon Capital Partners, a private equity firm, and since June 2004 has been employed as an investment professional by affiliates of Parthenon Capital Partners. From June 2002 to June 2004, Mr. Sadek was an investment banker with Dresdner Kleinwort Wasserstein, an investment banking firm. Mr. Sadek currently serves as a board member for Logistics Holdings, LLC, and PCAP IWP Holdings LLC, and has previously served as a board member of several technology and services companies. We believe that Mr. Sadek’s qualifications to sit on our Board of Directors include his 9 years of experience in the investment and capital markets, expertise in financing, and experience as a director with two other technology services companies including service on audit and compensation committees.

Katherine A. Schipper

Age: 62— Director since: April 2011

Recent Business Experience: Since July 2006, Ms. Schipper has been employed as a Professor of Accounting at Duke University’s Fuqua School of Business. Ms. Schipper was a Board member of the Financial Accounting Standards Board from September 2001 through June 2006. She was an editor of the Journal of Accounting Research from 1985 to 1999 and has also held editorial board positions with the Journal of Accounting and Economics, The Accounting Review, Accounting Horizons, the Journal of Business, Finance and Accounting, the Review of Accounting Studies, and the Contemporary Journal of Accounting and Economics. She has served on the Board of Trustees of the University of Dayton since

2005. In August 2007, Ms. Schipper was inducted into the Accounting Hall of Fame. We believe that Ms. Schipper’s qualifications to sit on our Board of Directors include her more than 30 years of experience with financial accounting and reporting.

Arrangements or understandings related to the selection of directors

In January 2011, Discovery Equity Partners, L.P. and Discovery Group I, LLC, which we refer to as Discovery Group, notified us that it intended to nominate four individuals, including Ms. Schipper, for election to the Board at our 2011 annual meeting of shareholders. In February 2011, we and Discovery Group reached an agreement with respect to the 2011 annual meeting and other matters. Discovery Group agreed, among other things, that (i) it would not nominate any person for election to the Board at the 2011 annual meeting, (ii) it would not conduct any solicitation of proxies in connection with the 2011 annual meeting, and (iii) it would vote all shares of our common stock it beneficially owned for the election of each of the Board’s nominees at the 2011 annual meeting. Discovery Group also withdrew its proposal, relating to a Dutch auction tender offer, and agreed not to present that proposal or propose any other business for consideration at the 2011 annual meeting. We agreed, among other things, to (i) reduce the size of the Board from eight to seven members, effective as of the date of the 2011 annual meeting, (ii) nominate Messrs. Berger, Guenther, Hart, Heasley, Poe, and Sadek, and Ms. Schipper, for election to the Board at the 2011 annual meeting, and (iii) subject to applicable law and the Nasdaq Global Market listing standards, at the organizational meeting of the Board occurring after the 2011 annual meeting, appoint Ms. Schipper to the Board’s Audit Committee. The agreement between us and Discovery Group was described in and filed as an exhibit to a current report on Form 8-K filed February 22, 2011. The foregoing is a summary of that agreement and is qualified in its entirety by reference to the agreement.

The agreement also permitted us to set the size of the Board at eight and nominate an individual with management experience in the banking and investment industries, in addition to the individuals named in the preceding paragraph, for election to the Board at the 2011 annual meeting. In March 2011, the Governance and Nominating Committee recommended that Mr. Hale be nominated and the Board nominated Mr. Hale for election at the 2011 annual meeting. As described in more detail above, Mr. Hale has significant experience in the banking, investment, and payments industries. In connection with Mr. Hale’s nomination, the Board set the size of the Board at eight, effective as of the date of the 2011 annual meeting.

Audit Committee Financial Expert

In April 2011 the Board determined that at least two members of the Audit Committee, James C. Hale and Katherine A. Schipper, are each an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, promulgated by the SEC. Prior to April 2011 at least one member of the Audit Committee, John J. Delucca, was an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, promulgated by the SEC.

Audit Committee

The Company has a standing Audit Committee.

Number of Members: 4	Audit Committee Functions:

Members: Philip G. Heasley (elected Chair April 2011) James C. Hale (elected Co-Chair April 2011)	Selects the independent registered public accounting firm to audit OPAY’s books and records, subject to stockholder ratification, and determines the compensation of the independent registered public accounting firm.

Katherine A. Schipper (from April 2011) Zachary F. Sadek John J. Delucca (through March 2011) Morgan P. Guenther (through April 2011) Number of Meetings in Fiscal 2011: 9

At least annually, reviews a report by the independent registered public accounting firm describing: internal quality control procedures, any issues raised by an internal or peer quality control review, and any investigations by regulatory authorities.

Consults with the independent registered public accounting firm, reviews and approves the scope of their audit, and reviews independence and performance. Also reviews any proposed engagement between OPAY and the independent registered public accounting firm and approves in advance any such engagement, if appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file with the Securities and Exchange Commission, or the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Officers, directors and holders of greater than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2011, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, with the exception of one Form 4, relating to one transaction for Sandip Mohapatra.

Corporate Governance Documents

In November 2003, the Board adopted a Code of Ethics for our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Effective May 4, 2004, we also adopted a Business Code of Conduct for all employees. On May 6, 2010, we adopted our revised Corporate Governance Guidelines. In connection with our corporate name change in January 3, 2012, our Board adopted updated versions of the Code of Ethics and Corporate Governance Guidelines reflecting our new name. Our Code of Ethics, Business Code of Conduct, and Corporate Governance Guidelines, as well as the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, are posted on our website at: http://www.opay.officialpayments.com.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy, Objectives, and Design

Compensation Philosophy

Our compensation philosophy for all our employees is to create an overall compensation package that (1) provides fair and competitive cash compensation and (2) aligns the interests of our executives with the interests of our shareholders, principally through performance-based incentives and long-term incentives. This compensation philosophy is particularly true for our executive officers, as we rely on their leadership, management skills, and experience for OPAY’s continued growth and development. The compensation discussion and analysis that follows discusses the compensation of the executive officers listed in the Summary Compensation Table below, whom we refer to as our “named executive officers.” Our named executive officers for fiscal year 2011 consist of Alex P. Hart, our President and Chief Executive Officer; Jeffrey W. Hodges, our current Chief Financial Officer, who began employment with us on June 13, 2011; Sandip Mohapatra, our Chief Technology Officer; Keith S. Kendrick, our Senior Vice President, Strategic Marketing; Atul Garg, our Senior Vice President, Product Management; and two officers who served as our principal financial officer for a portion of fiscal year 2011: Ronald W. Johnston, who served as Senior Vice President and Chief Financial Officer until March 3, 2011; and John Guszak, who served as our Controller in fiscal year 2011 and as our interim principal financial officer from March 3, 2011 until June 13, 2011.

Compensation Objectives

Our Compensation Committee establishes and reviews our overall executive compensation philosophy and objectives and oversees our executive compensation programs. The primary goals of our compensation program are to:

•	attract, retain, and motivate talented employees;

•	support business strategies that promote sustained growth and development;

•	reward the achievement of business results through performance-based incentive programs; and

•	link executives’ goals and interests with the interests of our shareholders by tying a portion of executive compensation to our stock.

We design our compensation strategy and packages for our executive officers to further these goals.

Performance

Our goal is to encourage and sustain high-quality performance by our executives. To achieve this goal, we compensate our executives for their individual skills, talents, leadership qualities, and responsibilities, primarily through base salary. To encourage our executives to meet and exceed current performance levels, enhance their skill levels, and maximize their contributions to our company, we also provide performance-based cash and long-term incentive compensation. Our management incentive program incentivizes both the achievement of company-wide financial performance and specific, non-quantitative personal performance goals that contribute to the value of our company. The combination of guaranteed cash compensation in the form of base salary and the potential for additional performance-based compensation through our incentive compensation programs allows us to reward our executives for the value they add to our company.

Alignment

To align the interests of our executives with those of our company and our shareholders, we provide performance-based annual incentive and long-term incentive compensation. Annual incentive compensation is based in part on OPAY’s achieving specific goals or targets for the fiscal year. When these goals or targets are not met, executives may not receive annual incentive compensation. As discussed below, for fiscal year 2011, no executive officer received payment under our management incentive plan other than Mr. Guszak, who received a $15,000 discretionary bonus in respect of his role as Controller. By linking individual incentive compensation to OPAY’s goals, we align the interests of our executives with those of our shareholders.

In addition, we provide long-term incentives to our executives through stock options and restricted stock units (RSUs). For fiscal year 2011, long-term incentives were also available as performance stock units (PSUs). This further aligns the interests of our executives with our shareholders because both shareholders and executives benefit from OPAY’s growth and the appreciation in the value of our stock.

Retention

We operate in a competitive work environment in which executives are presented with many opportunities outside of OPAY. We have employment contracts with Messrs. Hart, Hodges, Mohapatra, Kendrick, and Garg. These contracts are intended to provide stability within our organization and allow for sustained focus and effort to grow and develop the company.

Consideration of Prior Shareholder Advisory Vote on Executive Compensation

At our 2011 annual meeting of shareholders, we provided our shareholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers. At the 2011 annual meeting, our shareholders cast 12,382,945 votes, or 86%, in favor of approving the compensation, and 1,993,433 votes, or 14%, against. Our Compensation Committee and Board value the opinions expressed by our shareholders, including in the non-binding advisory vote on executive compensation. Our Compensation Committee took the results of the vote into account when determining that our fiscal year 2011 executive compensation policies should largely remain consistent with our policies in prior years and should continue to emphasize the performance, alignment, and retention objectives described above. We did not take any compensation actions in fiscal year 2011 specifically in response to the executive compensation advisory vote.

Implementing our Objectives – Annual and Long-Term Incentives

In fiscal year 2011, a principal focus of the Compensation Committee was on our incentive programs, both annual and long-term. The Compensation Committee considered these programs with a view towards achieving the objectives described above. This section discusses and analyzes the Compensation Committee’s objectives, process, and decisions.

Role of the Compensation Committee and Consultants in Determining Annual and Long-Term Incentives

Our compensation programs in fiscal year 2011 were the result of careful deliberation and analysis by the Compensation Committee. The Compensation Committee met 13 times to consider executive compensation matters. During these meetings, the Compensation Committee carefully considered how to enhance the alignment of our compensation programs with our objectives.

In fulfilling its duties, the Compensation Committee was assisted by Compensia, Inc., a consulting firm that specializes in providing executive compensation advisory services. Compensia is the Board and Compensation Committee’s independent compensation consultant. Compensia was involved in all aspects of the design and implementation of our compensation programs for fiscal year 2011. The Compensation Committee retained Compensia because of Compensia’s independent viewpoint and its expertise, particularly with technology companies. Compensia and its affiliates do not provide any services to the company other than compensation advisory services provided to the Board and Compensation Committee.

In connection with a November 2010 meeting of the Compensation Committee, Compensia provided an analysis of the compensation of our executive officers. Among other things, Compensia assessed the cash compensation of the company’s executive officers, the equity incentives made available to these officers, and the company’s performance. At the Compensation Committee’s request, Compensia provided market data on the compensation practices at public technology companies that Compensia deemed comparable to OPAY: Asta Funding, Inc.; Bluefly, Inc.; Bottomline Technologies (de), Inc.; Cass Information Systems, Inc.; EasyLink Services International Corporation; Ebix, Inc.; EPIQ Systems, Inc.; Higher One Holdings, Inc.; iMergent, Inc.; INX, Inc.; NIC Inc.; Online Resources Corporation; PRGX Global, Inc.; S1 Corporation; SPS Commerce, Inc.; Synchronoss Technologies, Inc.; TechTeam Global, Inc.; and VASCO Data Security International, Inc.

During fiscal year 2011, Compensia also advised the Committee with respect to the design of the management incentive plan, long-term incentives (including an option grant to Mr. Kendrick, as described below), and compensation packages in connection with our decisions to hire a new Chief Financial Officer and a new Chief Technology Officer.

Annual Incentive Compensation

Annual incentive compensation plans are designed to:

•	align the management team’s financial interests with those of our shareholders;

•	support a performance-oriented environment that rewards OPAY’s overall results;

•	attract, motivate, and retain key management critical to OPAY’s long-term success; and

•	align compensation with OPAY’s business strategy, values, and management initiatives.

Annual incentives are used in particular to reward performance against defined financial metrics established as part of the company’s annual budgeting and strategic planning process, such that our executive officers and other key contributors are recognized for the achievement of specific and measurable company performance metrics on an annualized basis. For fiscal year 2011, an officer with greater influence on our performance could have received incentive compensation equal to a higher percentage of his or her base salary if the company had achieved its objectives.

For fiscal year 2011, we had one formal annual incentive compensation plan, our management incentive plan, or MIP. In fiscal year 2011, all named executive officers were eligible to participate in the MIP. Any payout under the MIP would have been made in cash.

In May 2011, the Compensation Committee approved performance metrics under the MIP. The performance metrics consisted of a company performance metric and one or more individual performance goals for each participant in the MIP. The company performance metric was net income from continuing operations before interest expense net of interest income, income taxes, depreciation and amortization and stock-based compensation in both equity and cash (subject to adjustments as may be determined by the Compensation Committee), which we refer to as Adjusted EBITDA. The Committee also specified individual performance goals for each of our named executive officers. These goals included the achievement of strategic objectives based on each such officer’s area of responsibility.

The Compensation Committee believed that linking MIP payouts to Adjusted EBITDA was particularly appropriate for the company because management uses Adjusted EBITDA as a primary measure to evaluate our business. Management also uses Adjusted EBITDA to evaluate our performance against peer companies within the electronic payments industry.

Under the plan approved by the Compensation Committee in May 2011, no executive officer would receive payment under the MIP for meeting his or her individual performance goals unless the company met or exceeded its threshold performance target, $3,040,000 of Adjusted EBITDA in fiscal year 2011. During fiscal year 2011, the company did not meet any of its Adjusted EBITDA goals, and therefore no executive officer received a payout under the MIP.

Additional details about the MIP are provided below under the heading Annual Incentive Compensation – Management Incentive Plan.

Long-Term Incentives

Our long-term incentive plans are designed to promote many of the same purposes as our annual incentive compensation plans, including aligning employee and shareholder interests and attracting, motivating, and retaining our employees. Long-term incentive plans, however, focus on the achievement of our business objectives and the measurement of performance over a longer time horizon and the retention of a successful and tenured employee team over time.

We provide long-term incentives through equity-based awards granted under our Amended and Restated 2004 Stock Incentive Plan, or the 2004 Plan. From time to time, we may also grant equity awards outside of our established equity plans to new executives as an inducement material to their entering into employment with us, as permitted by Nasdaq rules. These incentives are designed to motivate executives through equity ownership or compensation tied to stock appreciation.

During fiscal year 2011, with the twin goals of providing long-term incentives to our employees and aligning the interests of our stockholders and employees, the Compensation Committee authorized grants of stock options to all employees who did not then hold options. The Compensation Committee believes that these grants operate as long-term incentives in part because they vest over time, in part because their value can increase over time if and as the price of the company’s common stock increases, and in part because they generally expire ten years from the date of grant. The Compensation Committee believes that options align the interests of employees and stockholders because the value of the options increases as the price of the common stock increases.

In fiscal year 2011, the Compensation Committee authorized the grant of options to purchase 1,690,250 shares of common stock, including grants of options to Mr. Hodges, Mr. Garg and Mr. Mohapatra in connection with their commencement of employment. Following these grants, all OPAY employees held options to purchase the company’s common stock. The Committee determined that this was appropriate because it believed that a workforce in which all the employees held equity incentives would be more highly motivated to achieve the company’s business objectives and produce value for shareholders. In authorizing these grants, the Committee took into account the fact that, in the company’s 2009 and 2010 fiscal years, options to purchase only 570,000 shares and 400,000 shares had been granted, and all the options granted in fiscal year 2010 had been issued to Mr. Hart in connection with his joining the company. The number of options granted in fiscal year 2011 were higher than in past years, primarily because these fiscal year 2011 grants included both grants made in connection with the hiring of three new executive officers and because the committee authorized grants to all employees of the company who had not previously been included in the company’s long term equity incentive plans. The Committee believes that the grants made were consistent with the objectives of attracting, retaining and motivating talented employees, supporting business strategies that promote growth, and aligning executive goals with the interests of our shareholders.

Additional details about our long-term incentives are provided below under the heading Long-Term Incentive Compensation.

During fiscal year 2011, we also provided long-term incentives through our Executive Performance Stock Unit Plan, or PSU Plan. Because the minimum performance targets under that plan were not achieved, the plan expired, with the PSUs un-awarded, in December 2011.

Implementing our Objectives – Our Named Executive Officers

General

The Compensation Committee meets throughout the year to address compensation matters. Among other functions, the Compensation Committee is responsible for reviewing and approving the compensation of our executive officers, overseeing the evaluation of executive officer performance, and overseeing our incentive compensation programs. In this role, the Compensation Committee seeks to implement our compensation philosophy and objectives across our compensation programs. In performing its duties, the Compensation Committee consults with its independent compensation consultant, Compensia. The Compensation Committee uses Compensia to assist in the compilation, review, and interpretation of marketplace compensation information, counsel the Compensation Committee about competitive market practices with respect to compensation plan design and market trends, and perform analyses and provide compensation consulting advice on an as-needed basis, at the request of the Compensation Committee.

Compensation of our Chief Executive Officer

Alex P. Hart joined us as our President and Chief Executive Officer in August 2010, shortly before fiscal year 2010 ended on September 30, 2010. Mr. Hart’s compensation package was the subject of careful consideration by the Compensation Committee at the time of Mr. Hart’s hiring and was set forth in his employment agreement. We discussed the Compensation Committee’s approach to Mr. Hart’s hiring and compensation in the proxy statement for our 2011 annual meeting. Based on information provided by Compensia in connection with Mr. Hart’s hiring, the Compensation Committee believed Mr. Hart’s base salary, annual incentive compensation, and long-term incentive compensation were at approximately the 50th percentile, relative to the comparable companies identified by Compensia. Therefore, the Compensation Committee did not reconsider or adjust Mr. Hart’s compensation package in fiscal year 2011, and our approach to Mr. Hart’s compensation in fiscal year 2011 remained consistent with his compensation in fiscal year 2010.

Compensation of Newly-Hired Executive Officers

In fiscal year 2011, the company hired Mr. Hodges, our Chief Financial Officer, Mr. Mohapatra, our Chief Technology Officer and Mr. Garg, our Senior Vice President, Product Management. In the cases of Mr. Hodges and Mr. Mohapatra, the Compensation Committee received a report from Compensia about the cash compensation, bonus opportunity, and long-term incentives granted to newly hired CFOs and CTOs by companies with revenues roughly comparable to OPAY’s. In the case of Mr. Garg, the Compensation Committee considered Mr. Garg’s compensation, including his cash compensation, bonus opportunity, and long- term incentives, in light of his responsibilities, experience, and qualifications.

The compensation package for these newly hired officers consisted of five main elements: base salary; annual incentive compensation; long-term incentives; perquisites and benefits; and severance and change of control provisions. Similar to the process used when setting Mr. Hart’s compensation package, the Compensation Committee used market data (including market data provided by Compensia) to assist it in determining the compensation packages for Messrs. Hodges and Mohapatra, but the Committee did not follow a specific allocation method or formula in setting their compensation, and members of the Committee drew on their own business experience and judgment, their own evaluations of Messrs. Hodges and Mohapatra, and their own assessments of the company in formulating the compensation packages for the new CFO and CTO. Based on information provided by Compensia, the Compensation Committee believes that the total cash compensation (defined as the base salary and the bonus opportunity) for each of Mr. Hodges and Mr. Mohapatra is at approximately the 50th percentile, relative to the comparable companies for which data was provided by Compensia.

Base Salary

Base salary provides a predictable source of income and is a material component of the compensation of our named executive officers. Each officer’s salary is intended to reflect his role and responsibility within the company, as well as the skills, experience, and leadership qualities he brings to his position.

The Compensation Committee consulted with Compensia regarding the base salaries of our named executive officers. Compensia provided the Compensation Committee with market data about the salaries paid to the officers of the comparable companies described above.

Based on the Committee’s review, the Compensation Committee did not increase the base salary of any of our named executive officers in fiscal year 2011.

The following table sets forth the base salaries of our named executive officers for fiscal year 2011, 2010, and 2009, presented at an annual rate:

	Base salary rate by fiscal year
	2011		2010	2009
Alex P. Hart President and Chief Executive Officer	$400,000		$400,000	$—
Jeffrey W. Hodges (1) Chief Financial Officer	275,000		—	—
Sandip Mohapatra (2) Chief Technology Officer	215,000		—	—
Keith S. Kendrick Senior Vice President, Strategic Marketing	265,000		265,000	265,000
Atul Garg (3) Senior Vice President, Product Management	225,000		—	—
Ronald W. Johnston (4) Senior Vice President, Chief Financial Officer	272,000		272,000	272,000
John Guszak (5) Controller; Interim Principal Financial Officer	181,971	(6)	—	—

(1)	Mr. Hodges joined OPAY in June 2011.
(2)	Mr. Mohapatra joined OPAY in December 2010, and was promoted to Chief Technology Officer in March 2011.
(3)	Mr. Garg joined OPAY in November 2010.

(4)	Mr. Johnston served as Senior Vice President, Chief Financial Officer until his departure on March 3, 2011.
(5)	Mr. Guszak served as Controller prior to March 3, 2011, as Controller and interim Principal Financial Officer from March 3, 2011 until June 13, 2011, and as Controller following June 13, 2011.
(6)	Mr. Guszak’s base salary was $176,671 at the beginning of fiscal 2011 and increased to $181,971 in January 2011.

The Compensation Committee expects to continue to review the salaries of the company’s executive officers at least annually and will evaluate adjustments based upon OPAY’s performance and financial position, individual performance, market survey data, and general economic conditions, among other factors.

Annual Incentive Compensation

Management Incentive Plan

The objectives of our annual compensation program, and the Compensation Committee’s approach to annual compensation, are described above. As noted above, we had one annual incentive plan in fiscal 2011: the MIP.

As described above, consistent with our overall compensation philosophy and objectives, the Compensation Committee designed the MIP so that payouts would be based on the achievement of performance metrics. The performance metrics consisted of a company performance metric and one or more individual performance goals for each individual participating in the MIP. As described above, the Compensation Committee specified Adjusted EBITDA as the company performance metric.

The Adjusted EBITDA targets for fiscal year 2011 were as follows:

Adjusted EBITDA Performance Metric
Threshold	Target	Maximum
$ 3,040,000	$ 3,800,000	$ 4,750,000
80% of Target	100% of Target	125% of Target

These targets were approved by the Compensation Committee based upon OPAY’s strategic plan and budget process.

The Committee also specified individual performance goals for each of Company’s executive officers. The individual performance goals were strategic goals based on each executive officer’s area of responsibility.

Mr. Hart’s goals included the following:

•	Build a more effective management team

•	Develop a more data driven corporate culture

•	Increase the attractiveness of the customer value proposition

•	Rationalize technology investments leading to a more profitable platform for future growth

•	Create a more strategic approach to sales and account management

The individual goals for our named executive officers other than Mr. Hart focused on their leadership and accomplishments in their areas of responsibility within OPAY.

The relative weighting of the achievement of company goals and the achievement of individual goals in relation to payout allocation varied by named executive officer under the MIP. The MIP payout allocations for Mr. Hart, who has relatively greater responsibility for the overall performance of the company, had correspondingly higher weighted company goals and lesser weighted individual goals. The MIP payout allocations for our other named executive officers, who focus relatively more on discrete areas of company operations, had correspondingly higher weighted individual goals and lesser weighted company goals. 80% of the potential payout under the MIP to Mr. Hart was to be based on the Company’s Adjusted EBITDA, 70% of the potential payout under the MIP to Messrs. Hodges, Mohapatra, Kendrick, Garg, and Johnston was to be based on the Company’s Adjusted EBITDA, and 45% of the potential payout under the MIP to Mr. Guszak was to be based on the Company’s Adjusted EBITDA. The remainder of an officer’s potential payout under the MIP was to be based on the achievement of his individual performance goals.

The following table illustrates the payout levels our named executive officers would have received, if OPAY had achieved the threshold, target, and maximum levels of company performance, and if each named executive officer had achieved an individual performance rating of “exceeds expectations” under the MIP.

Estimated Payout Levels (1) (2)
Name	Threshold	Target	Maximum
Alex P. Hart	$ 150,000	$ 300,000	$ 600,000
Jeffrey W. Hodges	20,719	41,438	82,877
Sandip Mohapatra	50,481	100,962	201,923
Keith S. Kendrick	66,250	132,500	265,000
Atul Garg	54,817	109,634	219,267
Ronald W. Johnston	68,000	136,000	272,000
John Guszak	22,746	45,493	90,986
(1)	For named executive officers who were employed by us for only part of fiscal year 2011, the amounts shown in the table represent prorated annual amounts.

(2)

Each threshold amount for each named executive officer represents 50% of the target amount for such named executive officer, and each maximum amount for the named executive officer represents 200% of the target amount for such named executive officer.

As noted above, during fiscal year 2011, OPAY did not meet any of its Adjusted EBITDA goals, and therefore no executive officer received a payout under the MIP for fiscal year 2011.

If performance targets for a fiscal year are not met, the Compensation Committee may still elect to pay bonus incentive compensation on a discretionary basis. There is no limit on the Compensation Committee’s discretion; however, for fiscal year 2011, the Compensation Committee did not exercise discretion to increase the bonus compensation payable to any executive officer other than Mr. Guszak, who received a $15,000 discretionary bonus in respect of his duties as Controller. The Compensation Committee exercises its discretion to pay bonus compensation where it determines that such a payment would increase shareholder welfare over the medium- and long-term. In determining whether and how to exercise their discretion to pay incentive compensation, members of the Compensation Committee are subject to the same standards of fiduciary duty, good faith, and business judgment that govern the exercise of their other responsibilities as directors of OPAY.

Sign-on Bonus

In connection with hiring Mr. Hodges as our new CFO, we paid Mr. Hodges a one-time sign-on bonus of $75,000. If Mr. Hodges’ employment at OPAY ends before June 13, 2012, the first anniversary of his start date, because OPAY terminates him for cause or he resigns without good reason (each as defined in his employment agreement), he will be obligated to repay the sign-on bonus. The Compensation Committee believes that this sign-on bonus was critical in incentivizing Mr. Hodges to accept employment with us.

In connection with hiring Mr. Garg as our Senior Vice President, Product Development, we paid Mr. Garg a one-time sign-on bonus of $50,000. Mr. Garg’s sign-on bonus was contingent on Mr. Garg completing 12 months of service, which he did in November 2011.

We did not pay a sign-on bonus to Mr. Mohapatra.

Long-Term Incentive Compensation

The objectives of our long-term compensation programs, and the Compensation Committee’s approach to long-term compensation, are described above.

2004 Plan; Option Grants Outside the Plan

We provide long-term incentives to our executives through stock options and restricted stock units granted under our Amended and Restated 2004 Stock Incentive Plan. As permitted by Nasdaq rules, the Compensation Committee has the discretion to grant options outside the 2004 Plan, as an inducement material to an executive’s entering into employment with us.

The options granted under the 2004 Plan in fiscal year 2011 were granted with an exercise price equal to the closing market price of our common stock on the Nasdaq on the date of grant, and are generally exercisable for a period of ten years. Generally, subject to acceleration in the circumstances described below, one quarter of the options subject to each grant vest on the first anniversary of the date of grant, and 1/48 of the options vest each month thereafter. The terms of options granted outside the 2004 Plan are generally similar to the terms of options granted under the 2004 Plan. For the grant to Mr. Garg in November 2010 and the grant to Mr. Mohapatra in February 2011, which are described further below, subject to acceleration in the circumstances described below, one quarter of the options subject to each grant vest on the first anniversary of the date of grant, and one quarter vest each year thereafter.

Options that are unvested upon an executive’s termination are generally forfeited, unless otherwise provided in an option agreement or employment agreement. We believe this encourages executive performance, tenure, and the promotion of sustained growth with OPAY. However, our named executive officers may be entitled to accelerated vesting of their options and RSUs under certain circumstances, including a change of control. See Potential Payments Upon Termination or Change in Control for additional information.

As previously disclosed, in fiscal year 2010, the Compensation Committee awarded Mr. Hart options to purchase 400,000 shares of our common stock in connection with the commencement of Mr. Hart’s employment. In light of these grants, the Compensation Committee did not grant any options to Mr. Hart in fiscal year 2011.

In fiscal year 2011, the Compensation Committee awarded Mr. Hodges an option to purchase 250,000 shares of our common stock, Mr. Garg an option to purchase 200,000 shares of our common stock, and Mr. Mohapatra an option to purchase 80,000 shares of our common stock, each in connection with the commencement of his employment. The grants to Messrs. Garg and Mohapatra were made under the 2004 Plan; the grant to Mr. Hodges was outside the Plan.

In May 2011, in connection with Mr. Mohapatra’s promotion to CTO, the Compensation Committee granted Mr. Mohapatra an option to purchase 100,000 shares of our common stock. In May 2011, as part of the broad-based option grants authorized by the Compensation Committee as described above, the Compensation Committee granted an option to purchase 100,000 shares of our common stock to Mr. Kendrick. The grants to Messrs. Kendrick and Mohapatra were made under the 2004 Plan.

PSU Plan

For fiscal year 2011, long-term incentives were also available as performance stock units granted under our Executive Performance Stock Unit Plan. In an effort to further align our executives’ financial interests with those of our shareholders and promote stability in key executive positions, the Compensation Committee adopted the PSU Plan on December 4, 2008. Under the PSU Plan, a maximum of 800,000 units were available for issuance as awards to eligible executives. The units were to be awarded only upon the achievement and maintenance for a period of 60 days of specific share performance targets, or Share Price Performance Targets, that, for the initial participants in the PSU Plan, were $8.00, $9.50, $11.00, and $13.00 per share. For participants hired after December 4, 2008, the Committee had the authority to establish Share Price Performance Targets based on 25%, 50%, 75%, and 100% increases in the share price.

Any PSUs awarded would have vested on December 4, 2011, the third anniversary of the December 4, 2008 effective date. Because we did not achieve the applicable Share Price Performance Targets under the PSU Plan, the PSUs expired un-awarded in December 2011.

Former Executive Officers

During fiscal year 2011, Mr. Johnston ceased to be an employee of OPAY. Pursuant to Mr. Johnston’s separation agreement with us, 15,000 options that would otherwise have been unvested were accelerated and vested on his separation date of March 3, 2011. Mr. Johnston exercised these options in full prior to their expiration on June 3, 2011.

Perquisites and Benefits

Our benefits programs include paid time off; medical, dental, and vision insurance; a 401(k) plan with a safe harbor matching contribution; group term life insurance; short term disability; long term disability; and a range of voluntary or elective benefits. All of our full-time employees, including our named executive officers, are generally eligible to participate in these programs. We provide these programs because we believe that some level of personal benefits is necessary as part of a competitive compensation arrangement for our employees. We do not have an established executive benefits program or an executive perquisite program.

We provide commuting and relocation benefits to executive officers who do not reside near our headquarters when they join us. We believe these perquisites benefit us and our shareholders by inducing individuals who do not live near our headquarter to join OPAY, and by ensuring that these executive officers are able to maintain a regular presence at our headquarters to meet their duties and responsibilities in full. Following fiscal year 2011, we moved our corporate headquarters from Reston, Virginia to Norcross, Georgia. We expect that this will reduce the amount we pay in commuting benefits in fiscal 2012, as compared with fiscal 2011.

Pursuant to his employment agreement with us, we reimbursed Mr. Hart $35,775 in fiscal 2011 for expenses for local transportation while he was located in Reston, Virginia and air and ground transportation, meals and lodging for travel by Mr. Hart to and from his home to our corporate headquarters in Reston. We also reimbursed Mr. Hart $3,000 for legal consultation fees relating to negotiation and review of Mr. Hart’s employment agreement. See Summary Compensation Table below. We believe these limited perquisites provided to Mr. Hart were important in inducing Mr. Hart to accept employment with us and retaining his services.

Mr. Garg joined us early in fiscal year 2011. At the time he joined us, Mr. Garg resided in the Oak Brook, Illinois area. He received a relocation package modeled on Mr. Hart’s relocation package: Mr. Garg was eligible for relocation reimbursement not to exceed $50,000 to move his residence from Oak Brook to Reston, and during and up to the first 12 months of his employment with us, we agreed to reimburse him for all reasonable and documented expenses for housing, meals, and transportation while working at our former Reston headquarters and maintaining a residence more than 50 miles from Reston. During fiscal year 2011, we paid Mr. Garg $33,239 for such travel expenses. Mr. Garg did not relocate to Reston, and in his current employment agreement, we have agreed to provide Mr. Garg with commuting and relocation benefits – applicable to travel between Oak Brook and Norcross and to relocation to Norcross – similar to those that were available under his prior employment agreement.

Pursuant to his June 30, 2008 employment agreement, until May 9, 2011 we provided Mr. Kendrick with a fully-furnished corporate apartment located near our corporate headquarters. We also provide Mr. Kendrick with local transportation for travel while he is located at our corporate headquarters. In addition, we reimburse Mr. Kendrick for travel to and from his current residence to our corporate headquarters. Travel reimbursement includes airfare, ground transportation, parking, and meals. Mr. Kendrick is provided home office equipment and a cellular phone to assist him in executing his responsibilities while he is absent from our headquarters. In addition, under Mr. Kendrick’s June 30, 2008 employment agreement, if Mr. Kendrick recognizes income for income tax purposes as a result of our payment of certain expenses, we are obligated to make a tax gross-up payment to Mr. Kendrick based upon the additional tax liability. During fiscal year 2011, we paid $19,281 in respect of Mr. Kendrick’s corporate apartment, $27,660 in respect of his travel, and $38,192 in respect of his tax reimbursement. See Summary Compensation Table below. OPAY’s Compensation Committee has expressed the intent not to include a tax gross-up provision in any new employment contract, and we did not include a tax gross-up provision in our new agreements with Messrs. Hart, Hodges, Mohapatra, or Garg.

Clawbacks

We impose compensation recovery, or “clawback,” provisions to certain of our compensation arrangements. A clawback provision encourages compliance with applicable laws and corporate policies, including financial reporting requirements.

Our employment agreements with Messrs. Hart and Hodges provide that if the Compensation Committee, in its reasonable discretion, determines that Mr. Hart or Mr. Hodges, respectively, engaged in fraud or misconduct as a result of which or in connection with which OPAY is required to or decides to restate its financial statements, the Compensation Committee may, in its discretion, impose any or all of the following:

•

immediate expiration of any then-outstanding equity compensation, whether vested or not, if granted within the first 12 months after issuance or filing of any financial statement that is being restated (we refer to the 12-month period immediately following the issuance or filing of any financial statement that is being restated as the “Recovery Measurement Period”);

•

as to any exercised portion of any stock options (to the extent, during the Recovery Measurement Period, the options are granted, vest, are exercised, or the purchased shares are sold), prompt payment to OPAY of any option gain, which is defined as the spread between the closing price on the date of exercise of the option and the exercise price paid by Mr. Hart or Mr. Hodges, respectively;

•	payment or transfer to OPAY of any stock gain, as defined in the employment agreement, from restricted stock, restricted stock units, or other similar forms of compensation; and/or

•	repayment of any bonuses paid during the Recovery Measurement Period.

In addition to the foregoing, following an accounting restatement due to material noncompliance with any financial reporting requirements under securities laws, Messrs. Hart and Hodges will be required to repay any incentive-based compensation (including any bonuses and equity compensation) paid during the three-year period preceding the date that OPAY is required to prepare the accounting restatement which bonuses or equity compensation were based on the erroneous data. For purposes of this provision, the clawback is calculated as the excess amount paid on the basis of the restated results.

The Compensation Committee believes that these clawback provisions protect OPAY and its shareholders in the event of fraud, misconduct, or other material noncompliance with financial reporting requirements.

Severance and Change in Control Benefits

Pursuant to the employment agreements we have entered into with our executives, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change of control of OPAY. We believe these benefits help us compete for executive talent and reduce the distractions that might otherwise be caused by a possible change of control.

Our employment contracts with Messrs. Hart, Hodges, Mohapatra, Kendrick, and Garg all contain a “double trigger” structure for payments in connection with a change in control of OPAY. Under a “double trigger” structure, in order to receive a change in control severance payment, both a change in control must occur, and the executive’s employment must terminate due to a termination by OPAY or its successor without cause, or due to a resignation by the executive for good reason. We believe that this “double trigger” structure maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs.

If Mr. Hart is terminated without cause or resigns for good reason within a year following a change of control, and subject to his delivery and non-revocation of a general release of claims in favor of OPAY, he will be entitled to the following:

•	cash severance equal to two times his annual base salary and target bonus paid in equal installments over a 24 month period;

•

if Mr. Hart elects to continue receiving group medical insurance under the COBRA continuation rules, payment by us of the same share of the premium we pay for active and similarly situated employees until the earlier of 12 months after his employment ends or the date his COBRA coverage expires; and

•	vesting of any outstanding equity awards with respect to any unvested portions that would have vested on or before the first anniversary of the date of his termination or resignation.

If Mr. Hodges is terminated without cause or resigns for good reason within a year following a change of control, and subject to his delivery and non-revocation of a general release of claims in favor of OPAY, he will be entitled to the following:

•	cash severance equal to 1.5 times his annual base salary and target bonus paid in equal installments over an 18 month period;

•

if Mr. Hodges elects to continue receiving group medical insurance under the COBRA continuation rules, payment by us of the same share of the premium we pay for active and similarly situated employees until the earlier of 18 months after his employment ends or the date his COBRA coverage expires; and

•	vesting of any outstanding unvested stock options.

If Mr. Hart or Mr. Hodges is terminated without cause or resigns for good reason in the absence of a change of control, and subject to his delivery and non-revocation of a general release in our favor, each will be entitled to the following:

•

cash severance equal to one times, in the case of Mr. Hart, and Mr. Hodges, of his annual base salary, plus any annual discretionary bonus that has been awarded to him by the Board for the calendar year preceding the year in which his employment ends; and

•

if Mr. Hart or Mr. Hodges elects to continue receiving group medical insurance under the COBRA continuation rules, payment by us of the same share of the premium we pay for active and similarly situated employees until the earlier of 12 months after his employment ends or the date his COBRA coverage expires.

We have similar change of control and severance provisions in our contracts with Messrs. Garg, Mohapatra and Kendrick. See Potential Payments Upon Termination or Change in Control below.

Following fiscal year 2011, the Board adopted a Change in Control Equity Vesting Acceleration Plan. The Company’s named executive officers are participants in the plan. In adopting the plan, the Compensation Committee recognized that the possibility of a change of control of OPAY may result in the departure or distraction of management to the detriment of OPAY and its shareholders and wished to assure our executives a fair compensation arrangement so they could remain focused on the performance of OPAY during a change of control situation.

The plan provides for the immediate exercisability of a participant’s outstanding options and the immediate vesting of a participant’s unvested restricted shares and RSUs if both a change in control and a covered termination occur during the covered period. Because both of these must occur, the plan is also a “double trigger” plan. The plan defines “change in control” to include (i) the acquisition by an individual, entity, or group of beneficial ownership of OPAY’s common stock if, after such acquisition, such person beneficially owns 50.01% or more of the then-outstanding shares of common stock of OPAY; (ii) the consummation of certain types of mergers, consolidations, reorganizations, recapitalizations, and share exchanges specified in the plan; (iii) a change in the composition of our Board of Directors that results in the continuing directors (as defined in the plan) no longer constituting a majority of the Board; and (iv) the liquidation or dissolution of OPAY. The plan’s definition of “change in control” is subject to the terms, conditions, and limitations, including the Board authority, specified in the plan, and the Board may, in certain circumstances, treat a change in control as not satisfying the foregoing definition.

If a participant is terminated for any reason other than cause, death, or disability, the termination is a covered termination under the plan. In addition, if the participant has an individual employment agreement that permits him to resign for good reason and he resigns for good reason under his individual employment agreement, then, subject to the conditions and limitations specified in the plan, the resignation is a covered termination under the plan. Acceleration under the plan is also subject to a release of claims against the Company.

The covered period under the plan is the period twelve months after a change in control. The Board may amend the plan, but no amendment can modify or diminish the rights to equity vesting acceleration of any options, restricted shares, or RSUs that are outstanding at the time of the amendment. In the event an individual employment agreement provides for a benefit that is more favorable to that individual than the Change of Control Equity Acceleration Vesting Plan, the provision more favorable to the individual controls. Going forward, the Compensation Committee believes that the Change in Control Equity Vesting Acceleration Plan provides a unified and structured approach to equity vesting in connection with a change in control.

We have provided more detailed information about our severance and change of control benefits, along with estimates of their value under various circumstances, under Potential Payments Upon Termination or Change of Control below.

Equity Ownership Guidelines

Members of OPAY’s Board of Directors are required to hold shares of OPAY common stock with a value equal to three times the amount of the annual retainer paid to directors, calculated using the annual retainer in effect as of the later of March 31, 2009 and the date the director is elected to the Board. Directors are required to achieve the guideline within three years of joining the Board, or, in the case of directors serving at March 31, 2009, within three years of that date. These guidelines may be waived, at the discretion of OPAY’s Governance and Nominating Committee, if compliance would create severe hardship or prevent a director from complying with a court order. Please see Director Compensation for additional information concerning director retainers.

OPAY currently does not have equity ownership guidelines for its executive officers.

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

Accounting for Share-Based Compensation

We value share-based compensation based on the grant date fair value using the Black-Scholes model for options and the Monte Carlo simulation option pricing model for RSUs and PSUs. We recognize compensation expense over the vesting period of the option, RSU or PSU grants, which ranges from three to five years. Additional information about the valuation of our options and RSUs can be found in Note 12—Share-Based Payment of our Annual Report on Form 10-K for fiscal year ended September 30, 2011.

EXECUTIVE COMPENSATION

This section provides certain tabular and narrative information regarding the compensation of our named executive officers, which for fiscal year 2011 consist of Alex P. Hart, our President and Chief Executive Officer; Jeffrey W. Hodges, our current Chief Financial Officer, who began employment with us on June 13, 2011; Sandip Mohapatra, our Chief Technology Officer; Keith S. Kendrick, our Senior Vice President, Strategic Marketing; Atul Garg, our Senior Vice President, Product Management; and two officers who served as our principal financial officer for a portion of fiscal year 2011: Ronald W. Johnston, who served as Senior Vice President and Chief Financial Officer until March 3, 2011; and John Guszak, who served as our Controller in fiscal year 2011 and as our interim principal financial officer from March 3, 2011 until June 13, 2011. For additional information regarding compensation of the named executive officers, see Compensation Discussion and Analysis beginning on page 7.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation of our named executive officers during the fiscal years ended September 30, 2011, 2010, and 2009. References to “years” in the tables in this section are to our fiscal years ended September 30, 2011, September 30, 2010 and September 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Alex P. Hart (5)
President,	2011	$400,000	$—	$—	$—	$—	$49,356	$449,356
Chief Executive Officer	2010	38,462	100,000	—	830,560	—	6,319	975,341

Jeffrey W. Hodges (6)
Chief Financial Officer	2011	74,038	75,000	—	488,650	—	1,904	639,592

Sandip Mohapatra (7)
Chief Technology Officer	2011	158,702	—	—	420,064	—	4,548	583,314

Keith S. Kendrick	2011	265,000	—	—	221,600	—	92,483	579,083
Senior Vice President,	2010	265,000	—	—	—	—	166,754	431,754
Strategic Marketing	2009	265,000	132,500	118,500	98,100	59,625	95,405	769,130

Atul Garg (8)
Senior Vice President,
Product Management	2011	199,039	50,000	—	477,560	—	39,210	765,809

Ronald W. Johnston (9)	2011	153,597	—	—	—	—	277,925	431,522
Senior Vice President,	2010	272,000	—	—	—	—	7,036	279,036
Chief Financial Officer	2009	272,692	—	177,750	133,568	165,000	8,180	757,190

John Guszak (10)
Controller, Interim
Principal Financial Officer	2011	180,340	15,000	—	33,240	—	5,410	233,990

(1)	Reflects the following bonus payouts for fiscal years 2011, 2010 and 2009:

Name	Year	Employment Agreement	Discretionary	Total Bonus Payout
Alex P. Hart	2010	$100,000	$—	$100,000

Jeffrey W. Hodges	2011	75,000	—	75,000

Keith S. Kendrick	2009	132,500	—	132,500

Atul Garg	2011	50,000	—	50,000

John Guszak	2011	—	15,000	15,000

See Compensation Discussion and Analysis for additional information on bonus payments.

(2)

The amounts included in these columns reflect the aggregate grant date fair value of restricted stock units, performance stock units and option awards granted to the named executive officers during each year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 12, Share-based Payment, to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2011.

These amounts represent the expected compensation cost to be recognized over the service period determined as of the grant date. These amounts reflect our calculation of the value of these awards on the date of grant and do not necessarily correspond to the actual value that may ultimately be realized by the officer. See the “Grants of Plan-Based Awards During Fiscal 2011” table for information regarding restricted stock units, performance stock units and options awards to the named executive officers during fiscal 2011.

(3)	Reflects cash payouts for fiscal year 2009 under the Management Incentive Plan.

Name	Year	Incentive Plan	Total Non-Equity Incentive Payout
Keith S. Kendrick	2009	EIP	$59,625

Ronald W. Johnston	2009	EIP	165,000

See page Compensation Discussion and Analysis for additional information on the Management Incentive Plan. The company performance threshold under the 2011 MIP was not met. As a result, there was no payout to executives under the 2011 MIP.

(4)	Consists of:

•	the aggregate incremental cost to OPAY of providing perquisites and other personal benefits;
•	company matching contributions under 401(k) plans;
•	tax reimbursement payments relating to income tax liability incurred by the applicable executive as a result of the Company’s payment for the perquisites described below; and
•	severance related payments.

The following table summarizes the amounts shown in the “All Other Compensation” column:

Name	Year	Perquisites (a)	401(k)	Tax reimbursement	Severance(b)	Total all other compensation
Alex P. Hart	2011	$38,775	$10,581	$—	$—	$49,356
	2010	5,396	923	—	—	6,319

Jeffrey W. Hodges	2011	—	1,904	—	—	1,904

Sandip Mohapatra	2011	—	4,548	—	—	4,548

Keith S. Kendrick	2011	46,941	7,350	38,192	—	92,483
	2010	102,834	7,044	56,876	—	166,754
	2009	87,455	7,950	—	—	95,405

Atul Garg	2011	33,239	5,971	—	—	39,210

Ronald W. Johnston	2011	—	2,925	—	275,000	277,925
	2010	—	7,036	—	—	7,036
	2009	—	8,180	—	—	8,180

John Guszak	2011	—	5,410	—	—	5,410

(a)	See Perquisites and Benefits in Compensation Discussion and Analysis for a discussion of perquisites provided to executives. Perquisites include:

*	expenses for corporate apartments located near our corporate headquarters, located in Reston, Virginia in fiscal 2011, including utilities;
*

expenses for local transportation while the executive was located in Reston and air and ground transportation, meals and lodging for travel by the executive to and from his home to our corporate headquarters in Reston; and

*	legal consultation fees relating to negotiation and review of the executive’s employment agreement.

The following table summarizes the amounts shown in the “Perquisites” column:

	00000000	00000000	00000000	00000000	00000000
Name	Year	Corporate apartment*	Travel*	Legal consultation*	Total
Alex P. Hart	2011	$—	$35,775	$3,000	$38,775
	2010	—	5,396	—	5,396

Keith S. Kendrick	2011	19,281	27,660	—	46,941
	2010	31,125	71,709	—	102,834
	2009	28,221	59,234	—	87,455

Atul Garg	2011	—	33,239	—	33,239

*	Amounts reflect aggregate incremental cost to the Company, which is equal to the Company’s out-of-pocket costs for these perquisites.

(b)

The amount in the Severance column consists of severance payments paid pursuant to our separation agreement with Mr. Johnston, which was paid during fiscal year 2011. After the end of fiscal year 2011, we paid Mr. Guszak severance of $27,996 and agreed to provide medical insurance premium payments for Mr. Guszak and his covered dependents for six months. See Potential Payments Upon Termination or Change of Control – Controller and Interim Principal Financial Officer below.

(5)	Mr. Hart joined the Company August 16, 2010.

(6)	Mr. Hodges joined the Company June 13, 2011.

(7)	Mr. Mohapatra joined the Company December 13, 2010.

(8)	Mr. Garg joined the Company November 1, 2010.

(9)	Mr. Johnston’s employment with us terminated March 3, 2011.

(10)

Mr. Guszak served as our Controller in fiscal year 2011 and as our interim principal financial officer from March 3, 2011 until June 13, 2011. Mr. Guszak’s employment with us terminated October 28, 2011.

FISCAL 2011 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding grants of plan-based awards made to the named executive officers during the fiscal year ended September 30, 2011:

					All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)

Alex P. Hart
MIP		$150,000	$300,000	$600,000
Option Grants					—	$—	$—

Jeffrey W. Hodges
MIP		20,719	41,438	82,877
Inducement Grant	6/13/11				250,000	4.67	488,650

Sandip Mohapatra
MIP		50,481	100,962	201,923
2004 Plan Grant	2/8/11				80,000	5.72	198,400
2004 Plan Grant	5/10/11				100,000	5.22	222,000

Keith S. Kendrick
MIP		66,250	132,500	265,000
2004 Plan Grant	5/10/11				100,000	5.22	222,000

Atul Garg
MIP		54,817	109,634	219,267
2004 Plan Grant	11/1/10				200,000	5.71	478,000

Ronald W. Johnston
MIP		—	—	—
Option Grants					—	—	—

John Guszak
MIP		22,746	45,493	90,986
2004 Plan Grant	5/10/11				15,000	5.22	33,300

(1)

Figures shown represent estimated possible payouts under our 2011 MIP. For named executive officers who were employed by us for only part of fiscal year 2011, the 2011 MIP amounts shown in the table represent prorated annual amounts. For additional information concerning performance metrics and payouts under our 2011 MIP, see Compensation Discussion and Analysis. We did not meet the corporate performance threshold goal for Adjusted EBITDA for fiscal year 2011, and accordingly no payouts were made under our 2011 MIP. Mr. Guszak received a discretionary bonus of $15,000. See Compensation Discussion and Analysis.

(2)

The threshold amount represents the amounts that would have been payable to the executive if we met our corporate performance threshold goal of Adjusted EBITDA of $3,040,000 and if the executive officer achieved an individual performance rating of “exceeds expectations.”

(3)

The target amount represents the amounts that would have been payable to the executive if we met our corporate performance target goal of Adjusted EBITDA of $3,800,000 and if the executive officer achieved an individual performance rating of “exceeds expectations.”

(4)

The maximum amount represents the amounts that would have been payable to the executive if we met our corporate performance target goal of Adjusted EBITDA of $4,750,000 and if the executive officer achieved an individual performance rating of “exceeds expectations.”

(5)

Represents the aggregate fair market value on date of grant, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 12, Share-based Payment, to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2011.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The following table sets forth for each named executive officer certain information about stock options and unvested and unearned equity incentive plan awards held at the end of the fiscal year ended September 30, 2011:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (c)

Alex P. Hart	108,333	291,667(1)	$5.06	8/16/20

	108,333	291,667

Jeffrey W. Hodges	—	250,000(2)	4.67	6/12/21

	—	250,000

Sandip Mohapatra	—	80,000(3)	5.72	2/7/21
	—	100,000(4)	5.22	5/9/21

	—	180,000

Keith S. Kendrick
	60,000	40,000(5)	7.80	7/01/18
	20,000	30,000(6)	4.73	12/30/18
		100,000(7)	5.22	5/09/21

					25,000(b)	92,250

	80,000	170,000			25,000

Atul Garg	—	200,000(8)	5.71	10/31/21

	—	200,000

John Guszak	7,500	—	8.47	10/6/15
	6,000	4,000	10.20	10/1/17
	12,000	8,000	8.00	4/22/18
	4,000	6,000	4.25	12/4/18
	—	15,000	5.22	5/9/21
					6,250(b)	23,063

	29,500	33,000			6,250

(a)	Vesting schedules of the unexercisable option awards are set forth below. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.

Name	Footnote reference	Vesting date	Number vesting

Alex P. Hart	(1)	8/16/11	100,000
		8,333 shares per month from 9/16/11 through 8/16/14	300,000

Jeffrey W. Hodges	(2)	6/13/12	62,500
		5,208 shares per month from 7/13/12 through 6/13/15	187,500

Sandip Mohapatra	(3)	2/08/12	20,000
		2/08/13	20,000
		2/08/14	20,000
		2/08/15	20,000

	(4)	5/10/12	25,000
		2,083 shares per month from 6/10/12 through 5/10/15	75,000

Keith S. Kendrick	(5)	6/30/12	20,000
		6/30/13	20,000

	(6)	12/30/11	10,000
		12/30/12	10,000
		12/30/13	10,000

	(7)	5/10/12	29,789
		1,950 shares per month from 6/10/12 through 5/10/15	70,211

Atul Garg	(8)	11/01/11	50,000
		11/01/12	50,000
		11/01/13	50,000
		11/01/14	50,000

John Guszak	(10)	10/1/11	2,000
		10/1/12	2,000
		4/23/12	4,000
		4/23/13	4,000
		12/4/11	2,000
		12/4/12	2,000
		12/4/13	2,000
		5/10/12	,3,750
		234 shares per month from 6/10/12 through 5/10/15	11,250

(b)

The table above shows the number of PSUs that have been earned by the named executive officers upon achievement and maintenance of the threshold Share Price Performance Target, or $8.00 per share, for the required 60 day period. The named executive officers were granted the total number of PSUs shown in the table below (which includes the PSUs shown in the table above) under the PSU Plan. These PSUs would have been earned if the Share Price Performance Targets shown below had been met and maintained for 60 consecutive days. PSUs that had been earned would have vested December 4, 2011. Because the applicable Share Price Performance Targets under the PSU Plan were not achieved, the PSUs expired un-awarded in December 2011.

	Number of Units at Share Price Performance Target
	$8.00	$9.50	$11.00	$13.00	Total units that could be awarded

Keith S. Kendrick	25,000	25,000	25,000	25,000	100,000
John Guszak	6,250	6,250	6,250	6,250	25,000

Total					125,000

(c)

Represents the market value of PSUs issuable to the applicable executive upon achievement and maintenance of the $8.00 threshold Share Price Performance Target for the required 60 day period, subject to the vesting requirements noted in footnote (b) above. The market value was determined by multiplying $3.69 (the closing price of OPAY’s common stock at September 30, 2011) by the number of PSUs.

FISCAL 2011 OPTION EXERCISES AND STOCK VESTED

The following table sets forth for each named executive officer certain information about stock options that were exercised during the fiscal year ended September 30, 2011:

Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Alex P. Hart	—	$—
Jeffrey W. Hodges	—	—
Sandip Mohapatra	—	—
Keith S. Kendrick	—	—
Atul Garg	—	—
Ronald W. Johnston	45,000	38,787
John Guszak	—	—

Potential Payments Upon Termination or Change of Control

This section provides information regarding payments and benefits to the named executive officers that would be triggered by termination of the officer’s employment (including voluntary termination, involuntary termination, resignation for good reason and termination due to death or disability) or a change of control of OPAY.

Some key terms in our employment agreements with our named executive officers are “cause” and “good reason.” Summaries of these definitions, which are qualified by reference to the full definitions and related provisions in the employment agreements, are as follows:

Under the employment agreements in place with Messrs. Hart, Hodges, and Mohapatra at the end of fiscal 2011, cause is defined generally as the employee’s:

•	fraud;

•	material misrepresentation;

•	theft or embezzlement of our assets;

•	conviction, or pleas of guilty or nolo contendere to any felony (or felony charge reduced to a misdemeanor), or, with respect to the employee’s employment, certain misdemeanors;

•	material failure to follow OPAY’s policies;

•	material breach of certain provisions of the agreement; and/or

•	continued failure to attempt in good faith to perform duties as reasonably assigned by the Board.

Under these employment agreements with Messrs. Hart, Hodges, and Mohapatra, good reason generally means, without the employee’s prior written consent, a material diminution in his authority, duties or responsibilities (subject to certain exceptions), certain breaches by OPAY of any material provision of his employment agreement, or OPAY’s requiring him to perform his principal services primarily in a geographic area more than 50 miles from our headquarters.

Under our employment agreements in place with Mr. Kendrick and Mr. Garg at the end of fiscal 2011, cause means a finding by OPAY of:

•	a conviction of the employee of, or a plea of guilty or nolo contendere by the named executive officer to, any felony;

•	an intentional violation by the employee of federal or state securities laws;

•	willful misconduct or gross negligence by the employee that has or is reasonably likely to have a material adverse effect on OPAY;

•	a failure of the employee to perform his reasonably assigned duties for OPAY that has or is reasonably likely to have a material adverse effect on OPAY;

•	a material violation by the employee of any material provision of our Business Code of Conduct or any other applicable policies in place;

•	a violation by the named executive officer of any provision of his Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement with us; or

•	fraud, embezzlement, theft or dishonesty by the employee against us.

Under these employment agreements with Mr. Kendrick and Mr. Garg, good reason means, without the employee’s prior written consent, the occurrence of any of the following:

•	any reduction in the employee’s base salary or a reduction in the minimum bonus opportunity below 50% of base salary;

•

any material reduction in the employee’s position and reporting status, or any material diminution in the nature and scope of duties, responsibilities, powers or authorities consistent with those immediately following commencement of employment with us, or the assignment of duties and responsibilities materially inconsistent with his title;

•

in the case of Mr. Kendrick, any requirement imposed upon Mr. Kendrick to relocate his principal residence to any other location than Reston, Virginia or Atlanta, Georgia or a similar metropolitan area;

•	a material breach by us of any material provision of the employment agreement.

We entered into a new employment agreement with Mr. Garg following the end of fiscal year 2011. Under this agreement, dated December 21, 2011, cause has the same meaning as set forth above with respect to Mr. Garg, and good reason generally has the same meaning as set forth above with respect with Messrs. Hart, Hodges, and Mohapatra.

Under our corporate policy, all employees, including our named executive officers, are entitled to payments for base salary and payout of any accrued personal time off, or PTO, accrued through the termination date, but not yet paid.

Potential Payments Due under our Employment Agreement with our Chief Executive Officer

On August 10, 2010, we entered into an employment agreement with our Chief Executive Officer, Alex P. Hart. Pursuant to the terms of this agreement, as amended on August 13, 2010, Mr. Hart is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of OPAY, generally payable in equal installments in accordance with our standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Hart, that Mr. Hart delivers a general release of claims which must become irrevocable within 60 days of the date of the event. The following table describes the maximum potential payments that would have been due to Mr. Hart as of September 30, 2011, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(1)	Involuntary not for cause termination(2)	Voluntary termination with good reason(2)	Change of control(3)

Salary	$15,385	$15,385	$15,385	$415,385	$415,385	$815,385
Bonus	—	—	—	—	—	600,000
Health benefits	—	—	—	16,776	16,776	16,776
Perquisites	—	—	—	—	—	—
Accrued PTO	24,175	24,175	24,175	24,175	24,175	24,175

Total company obligation	39,560	39,560	39,560	456,336	456,336	1,456,336
Stock options (4)	—	—	—	—	—	—

Total benefit to employee	$39,560	$39,560	$39,560	$456,336	$456,336	$1,456,336

(1)	Amounts reflect maximum salary earned but not paid prior to September 30, 2011 and personal time off accrued through September 30, 2011.

(2)

Amounts reflect maximum salary earned but not paid prior to September 30, 2011, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(3)

Amounts shown are payable in the event of a termination of Mr. Hart’s employment by OPAY without cause, or a resignation by Mr. Hart for good reason, within one year after a change of control, and reflect maximum salary earned but not yet paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination, two times the annual base salary and target bonus, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2011. In addition, Mr. Hart is entitled to immediate vesting of any options that would have vested on or before the first anniversary of the date of employment termination.

(4)

The amount represents the value of in-the-money options that would vest through September 30, 2011 at a closing price of $3.69 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Chief Financial Officer

On May 23, 2011, we entered into an employment agreement with our Chief Financial Officer, Jeffrey W. Hodges. Pursuant to the terms of this agreement, Mr. Hodges is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of OPAY, generally payable in equal installments in accordance with our standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Hodges, that Mr. Hodges delivers a separation agreement and general release of claims which must become irrevocable within 60 days (or such earlier date as the release provides) of the date of the event. The following table describes the maximum potential payments that would have been due to Mr. Hodges as of September 30, 2011, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(1)	Involuntary not for cause termination(2)	Voluntary termination with good reason (2)	Change of control(3)

Salary	$10,577	$10,577	$10,577	$285,577	$285,577	$423,077
Bonus	—	—	—	—	—	82,877
Health benefits	—	—	—	16,776	16,776	25,164
Perquisites	—	—	—	—	—	—
Accrued PTO	18,383	18,383	18,383	18,383	18,383	18,383

Total company obligation	28,960	28,960	28,960	320,736	320,736	549,501
Stock options (4)	—	—	—	—	—	—

Total benefit to employee	$28,960	$28,960	$28,960	$320,736	$320,736	$549,501

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2011 and personal time off accrued through September 30, 2011.

(2)

Amounts reflect maximum salary earned but not paid prior to September 30, 2011, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(3)

Amounts shown are payable in the event of a termination of Mr. Hodges’ employment by OPAY without cause, or a resignation by Mr. Hodges for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination, 1.5 times base salary and target bonus, immediate vesting of any stock options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(4)	The amount represents the value of vested, in-the-money options as of September 30, 2011 at a closing price of $3.69 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Chief Technology Officer

On May 26, 2011, we entered into an employment agreement with our Chief Technology Officer, Sandip Mohapatra, which replaced our prior agreement with Mr. Mohapatra. Pursuant to the terms of the May 26, 2011 agreement, Mr. Mohapatra is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of OPAY, generally payable in equal installments in accordance with our standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Mohapatra, that Mr. Mohapatra delivers a separation agreement and general release of claims which must become irrevocable within 60 days (or such earlier date as the release provides) of the date of the event. The following table describes the maximum potential payments that would have been due to Mr. Mohapatra as of September 30, 2011, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(1)	Involuntary not for cause termination(2)	Voluntary termination with good reason (2)	Change of control(3)
Salary	$8,269	$8,269	$8,269	$115,769	$115,769	$223,269
Bonus	—	—	—	—	—	—
Health benefits	—	—	—	8,388	8,388	16,776
Perquisites	—	—	—	—	—	—
Accrued PTO	16,020	16,020	16,020	16,020	16,020	16,020

Total company obligation	24,289	24,289	24,289	140,177	140,177	256,065
Stock options (4)	—	—	—	—	—	—

Total benefit to employee	$24,289	$24,289	$24,289	$140,177	$140,177	$256,065

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2011 and personal time off accrued through September 30, 2011.

(2)

Amounts reflect maximum salary earned but not paid prior to September 30, 2011, accrued prior year bonus not paid prior to date of termination, six months base salary, six months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(3)

Amounts shown are payable in the event of a termination of Mr. Mohapatra’s employment by OPAY without cause, or a resignation by Mr. Mohapatra for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination, one times annual base salary, immediate vesting of any stock options that would have vested within the next twelve months, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(4)	The amount represents the value of vested, in-the-money options as of September 30, 2011 at a closing price of $3.69 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Senior Vice President, Strategic Marketing

On June 30, 2008, we entered into an employment agreement with our Senior Vice President, Strategic Marketing, Keith S. Kendrick. Pursuant to the terms of this agreement, Mr. Kendrick is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Kendrick, Mr. Kendrick signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Mr. Kendrick as of September 30, 2011, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Death or disability (2)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Change of control (3)
Salary	$10,192	$10,192	$275,192	$275,192	$275,192	$540,192
Bonus	—	—	—	—	—	265,000
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	16,776	16,776	16,776	25,164
Perquisites	—	—	—	—	—	—
Accrued PTO	19,658	19,658	19,658	19,658	19,658	19,658

Total company obligation	29,850	29,850	311,626	311,626	311,626	850,014
Stock options (5)	—	—	—	—	—	—

Total benefit to employee	$29,850	$29,850	$311,626	$311,626	$311,626	$850,014

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2011.

(2)

Amounts reflect maximum salary earned but not paid prior to September 30, 2011, accrued prior year bonus not paid prior to date of termination, one year’s base salary, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(3)

Amounts shown are payable in the event of a termination of Mr. Kendrick’s employment by OPAY without cause, or a resignation by Mr. Kendrick for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Mr. Kendrick (or for the most recent year, accrued for Mr. Kendrick) for the previous three years (or such shorter period during which Mr. Kendrick was employed), immediate vesting of any stock options, eighteen months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(4)

As of September 30, 2011, the stock price performance targets that trigger the award of performance stock units had not been met, therefore no units were considered awarded or vested for purposes of the table above. In the event Mr. Kendrick’s employment terminates within 24 months of a change of control due to his death, disability, termination by OPAY without cause, or resignation by Mr. Kendrick for good reason, all PSUs previously awarded (if any) will vest in full.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2011 at a closing price of $3.69 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Senior Vice President, Product Management

On October 19, 2010, we entered into an employment agreement with our Senior Vice President, Product Management, Atul Garg. Pursuant to the terms of this agreement, Mr. Garg is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Garg, Mr. Garg signs a separation agreement and release. The following table describes the maximum potential payments that would have been due to Mr. Garg as of September 30, 2011, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Death or disability (2)	Involuntary not for cause termination (2)	Voluntary termination with good reason (2)	Change of control (3)

Salary	$8,654	$8,654	$121,154	$121,154	$121,154	$233,654
Bonus	—	—	—	—	—	—
Performance stock units (4)	—	—	—	—	—	—
Health benefits	—	—	8,388	8,388	8,388	16,776
Perquisites	—	—	—	—	—	—
Accrued PTO	12,345	12,345	12,345	12,345	12,345	12,345

Total company obligation	20,999	20,999	141,887	141,887	141,887	262,775
Stock options	—	—	—	—	—	—

Total benefit to employee (5)	$20,999	$20,999	$141,887	$141,887	$141,887	$262,775

(1)	Amounts reflect maximum salary earned but not paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination and personal time off accrued through September 30, 2011.

(2)

Amounts reflect maximum salary earned but not paid prior to September 30, 2011, accrued prior year bonus not paid prior to date of termination, one-half times annual base salary, six months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(3)

Amounts shown are payable in the event of a termination of Mr. Garg’s employment by OPAY without cause, or a resignation by Mr. Garg for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2011, accrued prior year bonus not paid prior to date of termination, one times base salary, immediate vesting of any stock options that would have vested within the next twelve months, twelve months’ continuation of health benefits and personal time off accrued through September 30, 2011.

(4)	The amount represents the value of vested, in-the-money options as of September 30, 2011 at a closing price of $3.69 less the cost to the employee to exercise the options at their exercise price.

(5)

Mr. Garg would generally be entitled to similar benefits under his employment agreement dated December 21, 2011, except that he would be entitled to nine, instead of twelve, months’ continuation of health benefits following a change of control.

Controller and Interim Principal Financial Officer

We did not have an employment agreement with Mr. Guszak, our Controller and Interim Principal Financial Officer, during fiscal year 2011. Had Mr. Guszak terminated employment as of September 30, 2011, he would have been entitled to payments under our general corporate policy for accrued but unpaid base salary and PTO of $17,980.

Mr. Guszak’s employment with us terminated on October 28, 2011, after the end of fiscal year 2011. In connection with Mr. Guszak’s termination of employment, we paid Mr. Guszak severance of $27,996 and agreed to provide medical insurance premium payments for Mr. Guszak and his covered dependents for six months.

Former Senior Vice President, Chief Financial Officer

In March 2011, OPAY and Mr. Johnston entered into a severance agreement and release of claims in connection with Mr. Johnston’s departure from the company. Consistent with his employment agreement, the severance agreement provided that he was entitled to a lump-sum payment equal to $272,000 (one times his base salary) and to payment by OPAY of medical insurance premiums for his and his covered beneficiaries for 12 months, subject to certain limitations. In addition, we agreed to accelerate the vesting of 15,000 shares subject to stock options held by him that would otherwise have been unvested as of his separation date.

Change in Control Equity Vesting Acceleration Plan

Following fiscal year 2011, the board adopted a change in control equity vesting acceleration plan. We describe that plan in our Compensation Discussion and Analysis, under “Severance And Change In Control Benefits.”

DIRECTOR COMPENSATION

The Compensation Committee of the Board determines the compensation of our non-employee Board members. Compensation is generally reviewed annually, and more frequently when the Compensation Committee deems necessary. In addition to the results of peer group studies, prior annual retainers and per-meeting fees are taken into account to determine overall compensation.

The following table describes the compensation program for our non-employee directors:

Pay component	Fiscal 2011
Board retainer (payable quarterly in arrears)	$20,000

Board member fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Committee chair retainer (payable quarterly in arrears)
Audit committee	5,000
All other committees	2,500

Committee meeting fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Lead director/ Chairman retainer (payable quarterly in arrears)	5,000

In addition, we reimburse our Board members for reasonable expenses, including travel related expenses, incurred to attend Board and/or committee meetings.

For fiscal year 2011, our Board members (other than Mr. Hart) were granted 9,000 restricted stock units in connection with the annual stockholder meeting. These restricted stock units are payable in cash and vest in full one year from the date of grant, subject to full vesting in the event of a change of control. The vesting and payout provisions of the restricted stock units under the circumstances described below are as follows:

•	Death and disability—Pro rata vesting through the date of death or disability; immediate payout

•	Voluntary resignation—Pro rata vesting through the date of resignation; payable at end of one-year vesting period

•	Termination for cause—Forfeit entire award

•	Change of control—100% vesting, payable on date of change of control

Mr. Hart, the only director who is also an employee of OPAY, receives no compensation for serving as a director.

Fiscal 2011 Director Compensation

For our fiscal year ended September 30, 2011, our directors were compensated in the manner described above. The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2011.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Total ($)

Charles W. Berger	$30,500	$47,250	$77,750
John J. Delucca (2) (Chair of the Audit Committee through April 2011)	25,500	—	25,500
Morgan P. Guenther (Chair of Governance and Nominating Committee)	55,000	47,250	102,250
James C. Hale (3) (Elected Co-Chair of the Audit Committee in April 2011)	23,500	47,250	70,750
Philip G. Heasley (Chairman of the Board ; Chair of the Compensation Committee; and Chair of the Audit Committee beginning April 2011; Chair of the Capital Planning Committee	63,000	47,250	110,250
David A. Poe (Chair of the Data Security Committee; Chair of the Succession Planning Committee)	40,500	47,250	87,750
Ronald L. Rossetti (4)	11,500	—	11,500
Zachary F. Sadek	48,000	47,250	95,250
Katherine A. Schipper (Chair Capital Review Committee)(3)	17,000	47,250	64,250

(1)

The amounts reflect the aggregate grant date fair value of restricted stock units awarded to each member elected to the Board of Directors at the 2011 annual meeting. In accordance with ASC 718 the amount is calculated as shares awarded (9,000) multiplied by the closing price of OPAY common stock on April 7, 2011 (the date of award).

(2)	Mr. Delucca did not stand for re-election to our Board of Directors at our 2011 annual meeting.

(3)	Mr. Hale and Ms. Schipper were elected to our Board of Directors at the 2011 annual meeting.

(4)	Mr. Rossetti did not stand for re-election to our Board of Directors at our 2011 annual meeting.

The following table shows the aggregate number of stock awards and option awards outstanding at the end of fiscal year 2011 for each director:

Name	Stock Awards Outstanding	Options Outstanding

Charles W. Berger	27,000	140,000
Morgan P. Guenther	27,000	126,668
James C. Hale	9,000	—
Philip G. Heasley	27,000	10,002
David A. Poe	27,000	6,668
Zachary F. Sadek	27,000	—
Katherine A. Schipper	9,000	—

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this annual report on Form 10-K as amended, and in the proxy statement for our 2012 annual meeting.

The foregoing report is given by the members of the Compensation Committee: Philip G. Heasley (Chair), Morgan P. Guenther, James C. Hale, and Zachary F. Sadek.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2011, the members of the Compensation Committee were Messrs. Guenther, Heasley, Sadek, and Hale (from April 2011), none of whom was a current or former officer or employee of OPAY and none of whom had any related person transaction involving OPAY. No interlocking relationships exist between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other entity.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

Directors and Executive Officers

The following table sets forth certain information regarding the ownership of our common stock as of January 19, 2012 by: (i) each director and director nominee; (ii) each of our named executive officers for fiscal year 2011 as identified in Item 11 above; and (iii) all executive officers and directors as a group. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

	Common stock beneficially owned
Name of beneficial owner(1)	Total number of shares		Percent of class(2)
Alex P. Hart	158,883	(3)	*
Charles W. Berger	155,000	(4)	*
Morgan P. Guenther	142,918	(5)	*
James C. Hale	14,000	(6)	*
Philip G. Heasley	21,102	(7)	*
David A. Poe	21,668	(8)	*
Zachary F. Sadek	1,799,321	(9)	10.8%
Katharine A. Schipper	-		*
Jeffrey W. Hodges	-		*
Sandip Mohapatra	23,667	(10)	*
Keith S. Kendrick	137,500	(3)	*
Atul Garg	2,000	(6)	*
Ronald W. Johnston	-	(11)	*
John Guszak	-	(11)	*
All directors and executive officers as a group (13 persons)	2,556,747	(12)	14.8%

*Less than 1%

(1)	Address: 3550 Engineering Drive, Norcross, Georgia 30092, unless otherwise specified.
(2)	The percentages shown are based on 16,641,621 shares of common stock outstanding as of January 19, 2012.
(3)	Consists entirely of shares issuable upon the exercise of options exercisable on or before March 19, 2012.
(4)	Includes 140,000 shares issuable upon the exercise of options exercisable on or before March 19, 2012.
(5)	Includes 126,668 shares issuable upon the exercise of options exercisable on or before March 19, 2012.
(6)	Consists entirely of shares owned.
(7)	Includes 10,002 shares issuable upon the exercise of options exercisable on or before March 19, 2012.
(8)	Includes 6,668 shares issuable upon the exercise of options exercisable on or before March 19, 2012

(9)

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

(10)	Includes 21,667 shares issuable upon the exercise of options exercisable on or before March 19, 2012.
(11)	These officers were no longer employed by OPAY as of January 19, 2012 and did not own any shares or have any options outstanding.
(12)	Includes 678,673 shares issuable upon the exercise of options exercisable on or before March 19, 2012.

Significant Stockholders

The following table lists certain persons known by OPAY to own beneficially more than five percent of OPAY’s outstanding shares of common stock as of January 19, 2012.

	Common stock beneficially owned
Name of beneficial owner	Total number of shares	Percent of class(1)

Discovery Group I, LLC (2)	2,459,404	14.8%
Wells Fargo & Company (3)	2,414,728	14.5%
Giant Investment, LLC (4)	1,799,321	10.8%
Heartland Advisors, Inc. (5)	1,576,900	9.5%
Dimensional Fund Advisors LP (6)	1,327,674	8.0%

(1)	The percentages shown are based on 16,641,621 shares of common stock outstanding as of January 19, 2012.

(2)

Address: 191 North Wacker Drive, Suite 1685, Chicago, Illinois 60606. Based solely on information contained in a Schedule 13D/A filed with the SEC by Discovery Group I, LLC on April 26, 2011. Discovery Group I, LLC is the sole general partner of Discovery Equity Partners, L.P. Discovery Equity Partners, L.P. beneficially owns 2,109,667 shares of common stock and Discovery Group I, LLC beneficially owns 2,459,404 shares of common stock.

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

(5)

Address: 789 North Water Street, Milwaukee, Wisconsin 53202. Based solely on information contained in a Schedule 13G/A filed with the SEC by Heartland Advisors, Inc. on February 10, 2011. This table reflects the shares of common stock that may be deemed beneficially owned by (1) Heartland Advisors, Inc., by virtue of its investment discretion and voting authority granted by certain clients, and (2) William J. Nasgovitz, by virtue of his control of Heartland Advisors, Inc., in each case as of December 31, 2010. Mr. Nasgovitz disclaims beneficial ownership of these shares.

(6)

Address: Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Based solely on information contained in a Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP (“Dimensional”) on February 11, 2011. In its role as an investment advisor or manager to certain investment companies, trusts and accounts (the “Funds”), Dimensional possesses investment and/or voting power over the shares shown in the table above, and may be deemed to be the beneficial owner of such shares. However, all shares reported above are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares. This table reflects the shares of common stock deemed beneficially owned by Dimensional as of December 31, 2010.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plan as of September 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (in thousands)

Equity compensation plans:
Approved by security holders	2,732	$6.63	1,350
Not approved by security holders	350	4.78	—

Total	3,082	$6.42	1,350

Shares shown in the table above that were not approved by stockholders consist of shares issuable pursuant to Nonstatutory Stock Option Agreement for Inducement Grant entered into between OPAY and Alex P. Hart, our President and CEO, and pursuant to a Nonstatutory Stock Option Agreement for Inducement Grant entered into between OPAY and Jeffrey W. Hodges, our CFO. The agreement with Mr. Hart grants him an option to purchase 100,000 shares of our common stock at an exercise price of $5.06, the closing price of the common stock as of August 16, 2010, the date of grant. The agreement with Mr. Hodges grants him an option to purchase 250,000 shares of our common stock at an exercise price of $4.67, the closing price of the common stock as of June 13, 2011, the date of grant. These options were granted to Messrs. Hart and Hodges as a material inducement to their accepting employment with us, pursuant to an exemption from Nasdaq’s stockholder approval requirements.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Person Transaction Policy

The Board has adopted a written policy and procedures for review, approval, and ratification of transactions involving OPAY and “related persons”. Related persons include OPAY’s executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons, and entities in which one of these persons has a direct or indirect material interest. The policy covers any related person transaction exceeding $50,000 in which a related person had or will have a direct or indirect material interest.

Policies and Procedures for Review, Approval, or Ratification of Related Person Transactions

We use the following policies and procedures in connection with the review, approval, or ratification of related person transactions:

•	Any related person transaction proposed to be entered into by OPAY must be reported to our General Counsel.

•	The Governance and Nominating Committee shall review and approve all related person transactions, prior to effectiveness or consummation of the transaction, whenever practicable.

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

The Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in OPAY’s best interests. The Committee may impose any conditions on the related person transaction that it deems appropriate.

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

In December 2010, we entered into a separation agreement and release with Ronald L. Rossetti, our former Chairman of the Board and Chief Executive Officer. Pursuant to the separation agreement, we paid Mr. Rossetti approximately $1.3 million in connection with his departure from the position of CEO. The separation agreement is in substantially the form provided for by the employment agreement between OPAY and Mr. Rossetti dated April 30, 2008, and the amount that we paid Mr. Rossetti pursuant to the separation agreement was determined substantially in the manner required by the employment agreement. The separation agreement with Mr. Rossetti was approved under our related person transaction policy.

In February 2011, we accelerated the vesting of the unvested portion of the restricted stock units that were issued to John J. Delucca in connection with his election to the Board at the annual meetings in 2009 and 2010, such acceleration to be effective upon the expiration of Mr. Delucca’s term as a director in May 2011. The acceleration of vesting did not affect the timing of payments under the agreements governing Mr. Delucca’s restricted stock units. The acceleration of Mr. Delucca’s options was approved by the Compensation Committee, which consists entirely of independent directors and which has the power and authority to determine the compensation of directors.

Director Independence

Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our Board, the person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board determined that each of its current directors other than Mr. Hart – that is, each of Charles W. Berger, Morgan P. Guenther, James C. Hale, Philip G. Heasley, David A. Poe, Zachary F. Sadek and Katherine A. Schipper– does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Listing Rules.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by McGladrey & Pullen LLP, or McGladrey, to us for the fiscal years ended September 30, 2011 and 2010 are as follows:

(in thousands)	2011	2010

Audit Fees(1)	$479	$435
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	—	80

Total	$479	$515

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

The Audit Committee has a policy requiring that it approve the scope, extent, and associated fees of any audit services provided by our independent registered public accounting firm and that it pre-approve all non-audit related services performed by the independent registered public accounting firm. For the fiscal year ended September 30, 2011, the Audit Committee pre-approved 100% of the services performed by McGladrey and did not rely on the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	No financial statements or schedules are filed with this report on Form 10-K/A.

        Exhibits

Exhibit number	Exhibit description

2.1	Purchase and Sale Agreement between Tier Technologies, Inc. and Informatix, Inc., dated June 9, 2008 (1)

2.2	Asset Purchase Agreement between Tier Technologies, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)

3.1	Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws of Tier Technologies, Inc., as amended (4)

4.1	Form of common stock certificate (3)

4.2	See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended, of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (5)*

10.2	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*

10.3	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 1996 Equity Incentive Plan (6)*

10.4	Amended and Restated 2004 Stock Incentive Plan (7)*

10.5	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*

10.6	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*

10.7	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Stock Incentive Plan (7)*

10.8	Form of California Indemnification Agreement (8)

10.9	Form of Delaware Indemnification Agreement for officers (9)

10.10	Form of Delaware Indemnification Agreement for directors (9)

10.11	Tier Corporation 401(k) Plan, Summary Plan Description (8)*

10.12	Non-Statutory Stock Option Agreement between Tier Technologies, Inc. and Ronald L. Rossetti, dated July 26, 2006 (10)*

10.13	Option Grants awarded to Charles Berger, Morgan Guenther, and fifteen other employees, dated August 24, 2006 (11)*

10.14	Employment Agreement between Tier Technologies, Inc. and Keith Kendrick, dated June 30, 2008 (12)*

10.15	Tier Technologies, Inc. Executive Performance Stock Unit Plan (13)*

10.16	Employment Agreement between Tier Technologies, Inc. and Keith Omsberg, effective as of May 6, 2009 (14)*

10.17	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and

Exhibit number	Exhibit description

Official Payments Corporation (15)

10.18	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue Service and Official Payments Corporation (15)

10.19	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation (15)

10.20	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation (15)

10.21	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation (15)

10.22	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation (15)

10.23	Deed of Lease agreement between Tier Technologies, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. (16)

10.24	Employment Agreement between Tier Technologies, Inc. and Alex P. Hart, dated August 10, 2010 (17)

10.25	First amendment to Employment Agreement between Tier Technologies, Inc and Alex P. Hart, dated August 13, 2010 (18)

10.26	Severance Agreement and Release of Claims dated August 17, 2010 between Nina Vellayan and Tier Technologies, Inc. (19)

10.27	Amendment of Solicitation/Modification of Contract No. 0006 dated July 12, 2010 between the Internal Revenue Service and Official Payments Corporation (20)

10.28	Letter of amendment to Employment Agreement dated November 3, 2010, between Keith Omsberg and Tier Technologies, Inc. (21)*

10.29	Employment Agreement between Tier Technologies, Inc. and Atul Garg, dated October 19, 2010 (21) *

10.30	Nonstatutory Stock Option Agreement for Inducement Grant between Tier Technologies, Inc. and Alex P. Hart (21) *

10.31	Incentive and Nonstatutory Stock Option Agreement between Tier Technologies, Inc. and Alex P. Hart (21) *

10.32	Amendment of Solicitation/Modification of Contract No. 0007 dated December 30, 2010 between the Internal Revenue Service and Official Payments Corporation (22)

10.33	Separation Agreement and Release effective as of the Separation Date (defined therein) between Tier Technologies, Inc. and Ronald L. Rossetti (23)

10.34	Agreement dated February 19, 2011 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, Michael R. Murphy and the Company (24)

10.35	Severance Agreement and Release of Claims dated March 4, 2011 between Ronald W. Johnston and the Company (25)

10.36	Amendment of Solicitation/Modification of Contract No. 0008 dated March 9, 2011 between the Internal Revenue Service and Official Payments Corporation (26)

10.37	Amendment of Solicitation/Modification of Contract No. 0009 dated April 6, 2011 between the Internal Revenue Service and Official Payments Corporation (26)

10.38	Employment Agreement dated December 13, 2010 between Tier Technologies, Inc. and Sandip Mohapatra (26)*

10.39	Management Incentive Plan for fiscal year 2011 (27)*

10.40	Employment Agreement dated as of May 24, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges (28)*

Exhibit number	Exhibit description

10.41	Nonstatutory Stock Option Agreement for Inducement Grant dated as of June 13, 2011 between Tier Technologies, Inc. and Jeffrey W. Hodges (29)*

10.42	Employment Agreement dated as of May 26, 2011 between Tier Technologies, Inc. and Sandip Mohapatra (29)*

10.43	Change in Control Equity Vesting Acceleration Plan (30)*

10.44	Sublease Agreement between Fair Isaac Corporation and Tier Technologies, Inc., dated September 16, 2011 (31)

10.45	Management Incentive Plan for fiscal year 2012 (31)*

10.46	Form of Incentive and Nonstatutory Stock Option Agreement under Tier Technologies, Inc.’s Amended and Restated 2004 Stock Incentive Plan (31)*

21.1	Subsidiaries of the Registrant (31)

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm (31)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (31)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (31)

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

101.INS	XBRL Instance Document (31) **

101.SCH	Taxonomy Extension Schema Document (31) **

101.CAL	XBRL Taxonomy Calculation Linkbase Document (31) **

101.DEF	XBRL Taxonomy Definition Linkbase Document (31) **

101.LAB	XBRL Taxonomy Label Linkbase Document (31) **

101.PRE	XBRL Taxonomy Presentation Linkbase Document (31) **

* Management contract or compensatory plan required to be filed as an exhibit to this report

** XBRL (Extensible Business Reporting Language) information is furnished and not filed, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities

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

† Filed as an exhibit to this report

(1) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference

(2) Filed as an exhibit to Form 8-K, filed on January 20, 2009, and incorporated herein by reference

(3) Filed as an exhibit to Form 8-K, filed on July 19, 2005, and incorporated herein by reference

(4) Filed as an exhibit to Form 8-K, filed on March 16, 2011, and incorporated herein by reference

(5) Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference

(6) Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference

Exhibit number	Exhibit description

(7) Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference
(8) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference
(9) Filed as an exhibit to Form 10-K, filed December 14, 2007, and incorporated herein by reference
(10) Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference
(11) Filed as a Form 8-K, filed August 29, 2006, and incorporated herein by reference
(12) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(13) Filed as a Form 8-K, filed January 22, 2009, and incorporated herein by reference
(14) Filed as an exhibit to Form 8-K, filed May 19, 2009, and incorporated herein by reference
(15) Filed as an exhibit to Form 10-K/A (Amendment 3), filed June 22, 2010 and incorporated herein by reference
(16) Filed as an exhibit to Form 10-Q, filed February 9, 2010, and incorporated herein by reference
(17) Filed as an exhibit to Form 8-K, filed August 11, 2010, and incorporated herein by reference
(18) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(19) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(20) Filed as an exhibit to Form 10-K/A (Amendment 2) filed April 15, 2011, and incorporated herein by reference
(21) Filed as an exhibit to Form 10-K filed November 22, 2010, and incorporated herein by reference
(22) Filed as an exhibit to Form 10-Q, filed February 7, 2011, and incorporated herein by reference
(23) Filed as an exhibit to Form 8-K, filed January 4, 2011, and incorporated herein by reference
(24) Filed as an exhibit to Form 8-K, filed February 22, 2011, and incorporated herein by reference
(25) Filed as an exhibit to Form 8-K, filed March 10, 2011, and incorporated herein by reference
(26) Filed as an exhibit to Form 10-Q, filed May 9, 2011, and incorporated herein by reference
(27) Filed as an exhibit to Form 8-K, filed May 16, 2011, and incorporated herein by reference
(28) Filed as an exhibit to Form 8-K, filed June 13, 2011, and incorporated herein by reference
(29) Filed as an exhibit to Form 10-Q, filed August 9, 2011, and incorporated herein by reference
(30) Filed as an exhibit to Form 8-K, filed November 8, 2011, and incorporated herein by reference
(31) Previously filed as an exhibit to Form 10-K filed December 6, 2011, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICIAL PAYMENTS HOLDINGS, INC.

Dated:	January 27, 2012	By:	/s/ ALEX P. HART
Alex P. Hart
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX P. HART Alex P. Hart	President, Chief Executive Officer (principal executive officer)	January 27, 2012

/s/ JEFFREY W. HODGES Jeffrey W. Hodges	Chief Financial Officer (principal financial officer and principal accounting officer)	January 27, 2012

/s/ CHARLES W. BERGER Charles W. Berger	Director	January 27, 2012

/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	January 27, 2012

/s/ JAMES C. HALE James C. Hale	Director	January 27, 2012

/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	January 27, 2012

/s/ DAVID A. POE David A. Poe	Director	January 27, 2012

/s/ ZACHARY F. SADEK Zachary F. Sadek	Director	January 27, 2012

/s/ KATHERINE A. SCHIPPER Katherine A. Schipper	Director	January 27, 2012