Form 10-Q
period 2012-02-08
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2012-02-08
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
__________________

Commission file number 001-33475

OFFICIAL PAYMENTS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3145844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Engineering Drive, Suite 400
Norcross, Georgia 30092
(Address of principal executive offices)

(770) 325-3100
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

At January 31, 2012 there were 16,641,621 shares of the Registrant's Common Stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the Company’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  The Company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect the Company’s financial results in all our markets, which we refer to as “vertical markets,” particularly the federal vertical market, the state and local tax vertical market and the property tax vertical market; effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow Payments Solutions revenue while reducing our costs, including processor and interchange related costs; the timing, initiation, completion, renewal, extension or early termination of client or partner contracts or projects; our ability to execute on our sales and product strategy and realize revenues from our business development opportunities; the impact of regulatory requirements; and unanticipated claims as a result of project performance, including due to the failure of software providers, processors, vendors, partners, or subcontractors to satisfactorily perform and complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 26 of this report.

i

Official Payments Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$46,851	$39,760
Accounts receivable, net	5,537	4,467
Settlements receivable, net	23,708	7,648
Prepaid expenses and other current assets	2,185	2,368
Total current assets	78,281	54,243

Property, equipment and software, net	17,545	18,189
Goodwill	17,489	17,460
Other intangible assets, net	3,177	4,037
Other assets	233	238
Total assets	$116,725	$94,167

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$69	$1,057
Settlements payable	31,423	9,812
Accrued compensation liabilities	3,625	2,721
Accrued discount fees	8,601	4,900
Other accrued liabilities	2,229	3,703
Accrued restructuring charges	612	178
Deferred income	367	439
Total current liabilities	46,926	22,810
Other liabilities:
Deferred rent	100	1,556
Accrued restructuring charges	1,148	—
Other liabilities	87	28
Total other liabilities	1,335	1,584
Total liabilities	48,261	24,394

Contingencies and commitments (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,817 and 20,817; shares outstanding: 16,642 and 16,642	194,066	193,732
Treasury stock—at cost, 4,175 shares	(31,383)	(31,383)
Accumulated deficit	(94,219)	(92,576)
Total shareholders’ equity	68,464	69,773
Total liabilities and shareholders’ equity	$116,725	$94,167

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

OFFICIAL PAYEMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2011	2010
Revenues	$34,837	$32,970

Costs and expenses:
Direct costs	23,876	24,870
General and administrative	9,186	5,925
Selling and marketing	1,508	1,550
Depreciation and amortization	1,903	1,758
Total costs and expenses	36,473	34,103
Loss from continuing operations before other income and income taxes	(1,636)	(1,133)

Other income:
Interest income, net	1	37
Total other income	1	37

Loss from continuing operations before income taxes	(1,635)	(1,096)
Income tax provision	—	1

Loss from continuing operations	(1,635)	(1,097)
Gain (loss) from discontinued operations, net	(8)	2

Net loss	$(1,643)	$(1,095)

Loss per share—Basic and diluted:
From continuing operations	$(0.10)	$(0.06)
From discontinued operations	—	—
Loss per share—Basic and diluted	$(0.10)	$(0.06)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,642	18,200

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended December 31,
(in thousands)	2011	2010
Net loss	$(1,643)	$(1,095)
Other comprehensive income, net of tax:
Unrealized gain on investment in marketable securities	—	1
Other comprehensive income	—	1
Comprehensive loss	$(1,643)	$(1,094)

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended December 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,643)	$(1,095)
Less: Gain (loss) from discontinued operations, net	(8)	2
Loss from continuing operations, net	(1,635)	(1,097)
Non-cash items included in net loss:
Restructuring costs	1,196	—
Depreciation and amortization	1,903	1,758
Provision for doubtful accounts	—	131
Deferred rent	(1)	113
Share-based compensation	467	587
Capitalized software impairment loss	—	251
Net effect of changes in assets and liabilities:
Accounts receivable, net	(1,073)	23
Settlement processing assets and obligations, net	5,551	4,654
Prepaid expenses and other assets	192	130
Accounts payable and accrued liabilities	1,947	1,744
Income taxes receivable	—	(10)
Other long term liabilities	79	—
Deferred income	(71)	(34)
Cash provided by operating activities from continuing operations	8,555	8,250
Cash (used in) provided by operating activities from discontinued operations	(8)	2
Cash provided by operating activities	8,547	8,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(5,998)
Maturities of available-for-sale securities	—	8,250
Maturities of restricted investments	—	983
Capitalized internally developed software	(600)	(542)
Purchase of equipment and software	(818)	(756)
Additions to goodwill—ChoicePay acquisition	(30)	(20)
Cash (used in) provided by investing activities	(1,448)	1,917
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	259
Capital lease obligations and other financing arrangements	(8)	(8)
Cash (used in) provided by financing activities	(8)	251
Net increase in cash and cash equivalents	7,091	10,420
Cash and cash equivalents at beginning of period	39,760	45,757
Cash and cash equivalents at end of period	$46,851	$56,177

Official Payments Holdings, Inc.

OFFICAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Three months ended December 31,
(in thousands)	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$1
Income taxes paid, net	—	$12
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations and other financing arrangements	$—	$18
Investments released from restriction	—	$327

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Official Payments Holdings, Inc., or Official Payments, (formerly known as Tier Technologies, Inc.) primarily provides electronic payment solutions (“Payment Solutions”), which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

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

•
Other—which includes charitable giving, local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal payments and fee payments and personal property tax payments.

We also operate in one other business area called our Voice and Systems Automation, or VSA, business, which we expect to wind down during fiscal year 2013, because we do not believe the services are compatible with our long-term strategic direction.  VSA provides call center interactive voice response systems and support services, including customization, installation and maintenance.  For additional information about our Payment Solutions and VSA operations, see Note 10 – Segment Information.

BASIS OF PRESENTATION

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended.  They are unaudited and exclude some disclosures required for annual financial statements.  We believe we have made all necessary adjustments so that our Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update, or ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3

Official Payments Holdings, Inc.

measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning October 1, 2011.  The adoption of this ASU had no impact on our financial position and results of operations, as it only requires additional disclosures.

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

FASB ASU 2011-04.  In May 2011, the FASB issued FASB ASU 2011-04, which clarifies some existing concepts, eliminates wording differences between US GAAP and International Financial Reporting Standards, or IFRS, and changes some of the principles and disclosures of fair value measurement to achieve convergence between US GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  We adopted this ASU effective January 1, 2012.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

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

NOTE 3—INVESTMENTS

At December 31, 2011 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.

NOTE 4—FAIR VALUE MEASUREMENTS

Fair value is defined under US GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used

Official Payments Holdings, Inc.

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

The following table presents the fair value hierarchy for our financial assets, comprised of money market investments and U.S. Treasury bills, measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011.

Fair value measurements as of December 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,247	$—	$—	$8,247

Fair value measurements as of September 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U. S. Treasury bills	$7,200	$—	$—	$7,200
Money market	1,045	—	—	1,045

Total	$8,245	$—	$—	$8,245

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  More than 10% of our revenues from Payment Solutions operations are attributable to one client, the Internal Revenue Service, or IRS.

The following table shows the revenues specific to our contract with the IRS:

	Three months ended December 31,
(in thousands, except percentages)	2011	2010
Revenue	$4,379	$4,455
Percentage of Payment Solutions revenue	12.8%	13.7%

Accounts receivable, net.  We reported $5.5 million and $4.5 million in Accounts receivable, net on our Consolidated Balance Sheets for December 31, 2011 and September 30, 2011, respectively.  This item represents the receivables from our customers and other parties and retainers that we expect to receive.  Approximately 8.6% and 7.0% of the balances reported at December 31, 2011 and September 30, 2011, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during fiscal year 2013.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of December 31, 2011 and September 30, 2011, Accounts receivable, net included an allowance for uncollectible accounts of

Official Payments Holdings, Inc.

$0.4 million and $0.4 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net.  As of December 31, 2011 and September 30, 2011, we reported $23.7 million and $7.6 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 8 — Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2011.

(in thousands)	Payment Solutions	Total
Balance at September 30, 2011	$17,460	$17,460
ChoicePay, Inc. earn out	29	29
Balance at December 31, 2011	$17,489	$17,489

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  No such events occurred during the three months ended December 31, 2011.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the three months ended December 31, 2011.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		December 31, 2011			September 30, 2011
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-10 years	$26,059	$(23,765)	$2,294	$26,059	$(23,083)	$2,976
Technology and research and development	5 years	1,842	(1,244)	598	1,842	(1,160)	682
Trademarks	6-10 years	3,463	(3,178)	285	3,463	(3,084)	379
Other intangible assets, net		$31,364	$(28,187)	$3,177	$31,364	$(27,327)	$4,037

Official Payments Holdings, Inc.

During each of the three months ended December 31, 2011 and 2010, we recognized $0.9 million of amortization expense on our other intangible assets.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

	Three months ended December 31,
(in thousands)	2011	2010
Current income tax provision:
State	$—	$2
Federal	—	—
Total provision for income taxes	$—	$2

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Our discontinued operations did not generate taxable income during the three months ended December 31, 2011; therefore we were not required to record an intra-period allocation.  Income tax expense related to Continuing Operations for the three months ended December 31, 2010 includes a benefit of $765 due to the required intra-period tax allocation.  Conversely, Discontinued Operations for the three months ended December 31, 2010 includes a charge of $765 related to a gain on disposal of discontinued operations.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2007.  As of December 31, 2011, we were not engaged in a federal audit. Currently, we are in the process of providing information for a Virginia state income tax audit covering November 1, 2007 through October 31, 2010 and a Georgia state income tax audit covering June 1, 2006 through June 30, 2011.

As of December 31, 2011, we had no unrecognized tax benefits.

Official Payments Holdings, Inc.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At December 31, 2011, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At December 31, 2011 and September 30, 2011, we had legal accruals of $0.8 million and $0.8 million, respectively, based upon estimates of key legal matters.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $31.4 million and $9.8 million, respectively, of settlements payable at December 31, 2011 and September 30, 2011.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At December 31, 2011, our investment portfolio was comprised of money market funds.  Our investment portfolio and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At December 31, 2011, we had $9.5 million of bonds posted with 43 jurisdictions.  There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At December 31, 2011, we had $5.1 million of bonds posted with clients.  There were no claims pending against any of these bonds.

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

EMPLOYMENT AGREEMENTS

As of December 31, 2011, we had employment and change of control agreements with six executives and three other key employees.  If certain termination or change of control events were to occur under the nine contracts as of December 31, 2011, we would have been required to pay up to $4.4 million.  We are also obligated to reimburse five employees for expenses incurred in moving their immediate family from

Official Payments Holdings, Inc.

their respective homes to the Atlanta, Georgia area.  Under these obligations, we could be required to pay up to $106,000 in total.

OPERATING AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2011, our principal lease commitments consisted of obligations outstanding under operating leases. We lease most of our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K for the year ended September 30, 2011.

INDEMNIFICATION AGREEMENTS

Our Certificate of Incorporation obligates us to indemnify our directors and officers against all expenses, judgments, fines and amounts paid in settlement for which such persons become liable as a result of acting in any capacity on behalf of Official Payments, if the director or officer met the standard of conduct specified in the Certificate, and subject to the limitations specified in the Certificate.  In addition, we have indemnification agreements with certain of our directors and officers, which supplement the indemnification obligations in our Certificate.  These agreements generally obligate us to indemnify the indemnitees against expenses incurred because of their status as a director or officer, if the indemnitee met the standard of conduct specified in the agreement, and subject to the limitations specified in the agreement.

NOTE 9—RESTRUCTURING

During the three months ended December 31, 2011, we moved our principal executive offices from Reston, Virginia to Norcross, Georgia, in an effort to reduce general and administrative costs and capitalize on the strong electronic payments industry employee resources in the Atlanta area.  We incurred total expenses of approximately $1.5 million, including $0.1 million of employee relocation reimbursement expense, and $1.4 million of facilities related restructuring expense during the three months ended December 31, 2011.  We have vacated and sublet our Reston, Virginia facility as of December 31, 2011.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including leasehold improvements, net of accumulated amortization and deferred rent.  The restructuring charge is included in General and administrative expense in the accompanying consolidated statement of operations.

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the three months ended December 31, 2011:

(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2011	$178	$—	$—	$178
Additions	—	106	1,433	1,539
Reversal of deferred rent, net	—	—	502	502
Cash payments	(144)	(55)	(260)	(459)

Balance at December 31, 2011	$34	$51	$1,675	$1,760

NOTE 10—SEGMENT INFORMATION

Our business consists of two reportable segments:   Payment Solutions and Voice Systems Automation, or VSA.  The following table presents the results of operations for our Payment Solutions operations and our VSA operations for the three months ended December 31, 2011 and 2010.

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Three months ended December 31, 2011:
Revenues	$34,302	$535	$34,837
Costs and expenses:
Direct costs	23,784	92	23,876
General and administrative	9,056	130	9,186
Selling and marketing	1,508	—	1,508
Depreciation and amortization	1,903	—	1,903
Total costs and expenses	36,251	222	36,473
(Loss) income from continuing operations before other income and income taxes	(1,949)	313	(1,636)
Other income (expense):
Interest income	1	—	1
Total other income	1	—	1
(Loss) income from continuing operations before taxes	(1,948)	313	(1,635)
Income tax provision	—	—	—
(Loss) income from continuing operations	$(1,948)	$313	$(1,635)

(in thousands)	Payment Solutions	VSA	Total
Three months ended December 31, 2010:
Revenues	$32,477	$493	$32,970
Costs and expenses:
Direct costs	24,817	53	24,870
General and administrative	5,939	(14)	5,925
Selling and marketing	1,550	—	1,550
Depreciation and amortization	1,758	—	1,758
Total costs and expenses	34,064	39	34,103
(Loss) income from continuing operations before other income and income taxes	(1,587)	454	(1,133)
Other income (expense):
Interest income	37	—	37
Total other income	37	—	37
(Loss) income from continuing operations before taxes	(1,550)	454	(1,096)
Income tax provision	1	—	1
(Loss) income from continuing operations	$(1,551)	$454	$(1,097)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	December 31, 2011	September 30, 2011
Continuing operations:
Payment Solutions	$116,250	$93,834
VSA	475	333
Total assets	$116,725	$94,167

Official Payments Holdings, Inc.

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At December 31, 2011, there were 1,112,286 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 353,250 options from the Plan during the three months ended December 31, 2011.

	Three months ended December 31,
	2011	2010
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	0.96%	1.17%
Volatility	48.69%	46.99%
Dividend yield	—	—
Weighted-average fair value of options granted	$1.49	$2.39
Weighted-average intrinsic value of options exercised (in thousands)	—	$82

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

Official Payments Holdings, Inc.

STOCK OPTIONS

Stock option activity for all option grants for the three months ended December 31, 2011 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at October 1, 2011	3,083	$6.42
Granted	353	3.47
Exercised	—	—
Forfeitures or expirations	(121)	6.33
Options outstanding at December 31, 2011	3,315	$6.11	8.04 years	$382
Options vested and expected to vest at December 31, 2011	2,780	$6.15	8.04 years	$329
Options exercisable at December 31, 2011	1,041	$8.38	5.66 years	$2

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.3 million for the three months ended December 31, 2011 and $0.2 million for the three months ended December 31, 2010.

As of December 31, 2011, a total of $3.5 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 3.2 year weighted-average period.

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation package, our non-employee Board members are awarded 9,000 restricted stock units upon their election to our Board at our annual meeting.  The following awards are currently outstanding:

	Total restricted stock units awarded	Vesting date
2009 annual meeting	72,000	March 20, 2012
2011 annual meeting	63,000	April 14, 2012

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

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

(in thousands)	2011 annual meeting	2009 annual meeting
Expense recognized for the quarter ended December 31, 2011	$90	$44
Expense recognized through December 31, 2011	$206	$349	(a)
Estimated expense to be recognized through vesting date	(b)	(b)
a. This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.

b. Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter. We are unable to estimate the expense expected to be recognized for these awards.

Official Payments Holdings, Inc.

PERFORMANCE STOCK UNITS

In December 2008, upon recommendation of the Compensation Committee, our Board of Directors adopted the Official Payments Holdings, Inc. Executive Performance Stock Unit Plan, or the PSU Plan.  Executives selected by our Chief Executive Officer were eligible to participate.  Under the PSU Plan, up to 800,000 Performance Stock Units, or PSUs, were approved for issuance.  The PSUs would have been awarded if we had achieved and maintained for a period of 60 days performance targets of $8.00, $9.50, $11.00, and $13.00 per share.  We intended to pay the PSUs in cash in the pay period in which the PSUs became fully vested.  The executives would have received a cash payment equal to (x) the price of a share of our common stock as of the close of market on the date of vesting, but not more than $15.00, multiplied by (y) the number of PSUs that had been awarded to the executive.

The specific share performance targets were not met as of the expiration of the plan on December 4, 2011, and as such, these PSUs expired unawarded.

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
(in thousands, except per share data)	2011	2010
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(1,635)	$(1,097)
Discontinued operations, net of income taxes	(8)	2
Net loss	$(1,643)	$(1,095)
Denominator:
Weighted-average common shares outstanding	16,642	18,200
Effects of dilutive common stock options	—	—
Adjusted weighted-average shares	16,642	18,200
Loss per basic and diluted share
From continuing operations	$(0.10)	$(0.06)
From discontinued operations	—	—
Loss per basic and diluted share	$(0.10)	$(0.06)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended December 31,
(in thousands)	2011	2010
Weighted-average options excluded from computation of diluted loss per share	2,909	1,583

There were no common stock equivalents which were dilutive at December 31, 2011.  Due to net losses from Continuing Operations, we have excluded 70,000 shares at December 31, 2010 of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.

Official Payments Holdings, Inc.

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

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of Official Payments Holdings, Inc. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

OVERVIEW

Official Payments Holdings, Inc., or Official Payments, is a leading provider of biller direct electronic payment solutions.  These solutions provide processing for Web, call center and point-of-sale environments.  We partner and connect with a host of payment processors and other payment service providers to offer our clients a single source solution that simplifies electronic payment management.  Our solutions include multiple payment options, including bill presentment, convenience payments, installment payments and flexible payment scheduling.  Our solutions offer our clients a range of online payment options, including credit and debit cards, electronic checks, cash and money orders, and alternative payment types.

SUMMARY OF OPERATING RESULTS

The following table provides a summary of our operating results by segment for the quarter ended December 31, 2011, for our Payment Solutions operations, our VSA operations and Discontinued Operations:

	Three months ended December 31, 2011
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share
Continuing Operations:
Payment Solutions	$(1,948)	$(0.12)
VSA	313	0.02
Total Continuing Operations	$(1,635)	$(0.10)

Total Discontinued Operations	$(8)	$—

Net loss	$(1,643)	$(0.10)

2012 INITIATIVES

We believe that the changes that were made in fiscal year 2011 have left us well positioned for improved performance in fiscal year 2012. We completed our previously announced relocation of our principal executive offices to Norcross, Georgia office and closed our Reston, Virginia facility during the quarter ended December 31, 2011. In connection with this move, we have made significant personnel upgrades in Finance and Accounting, Sales and Business Development, Product Management, Operations, Software Development and Technology Infrastructure.

Official Payments Holdings, Inc.

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

In addition to the infrastructure upgrades we are investing in, we are also focused on new product capabilities to meet the needs of both existing clients and new prospects. We remain very focused on the government, higher education, and municipal utility vertical markets, but we will continue to explore opportunities to expand our presence in the charitable giving, insurance, and property management vertical markets on an opportunistic basis.  It is important to note that we are building new product capabilities in a decoupled way, whenever possible, so that we will be able to move to a single technology architecture.  We currently support three processing platforms, a legacy of the acquisitions that led to the formation of the company as it exists today, but we believe that efficiency and earnings leverage are attainable from a single processing platform. We therefore intend to execute the previously discussed platform consolidation project during the next 21 to 33 months.

We are also very focused on reducing our overall processing costs, including both interchange fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher customer adoption and resulting higher net revenue.

From a regulatory perspective, on October 1, 2011, the final rules implementing the Durbin Amendment, or Durbin, to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Financial Reform Act, became effective. Durbin places limits on debit card interchange rates that card issuing banks may charge. Therefore, beginning in the first quarter of our fiscal year 2012, we experienced a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions.  We anticipate realizing benefits from Durbin throughout the remainder of our fiscal year 2012.  We believe it is too early to predict the long-term impact of Durbin on the debit and credit card markets.

Official Payments Holdings, Inc.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months ended December 31, 2011 and 2010:

	Three months ended,		Variance
	December 31,		2011 vs. 2010
(in thousands, except percentages)	2011	2010		%
Revenues	$34,837	$32,970	$1,867	5.7%
Costs and expenses	36,473	34,103	2,370	6.9%
Loss from continuing operations before other income and income taxes	(1,636)	(1,133)	503	44.4%
Other income	1	37	(36)	(97.3)%
Loss from continuing operations before income taxes	(1,635)	(1,096)	539	(49.2)%
Income tax provision	—	1	1	100.0%
Loss from continuing operations	(1,635)	(1,097)	538	49.0%
Income (loss) from discontinued operations, net	(8)	2	10	500.0%
Net loss	$(1,643)	$(1,095)	$548	50.0%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing Operations.

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core Payment Solutions business and our VSA operations.  Following is an analysis of the variances in these financial results.

Payment Solutions net revenue is a non-GAAP financial measure.  We believe this measure is useful for evaluating our business as we conclude our VSA operations and our performance against peer companies within the electronic payments industry.  We also believe that this measure provides investors with additional transparency with respect to financial measures used by management in its financial and operational decision-making.  Non-GAAP financial measures should not be considered a substitute for the reported results prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.  Our definitions used to calculate non-GAAP financial measures may differ from those used by other companies.  The following table provides the reconciliation from Payment Solutions net revenue to the most comparable GAAP measure, revenue from continuing operations for the quarters ended December 31, 20011 and 2010:

	Net Revenue
	Three months ended December 31,
(in thousands, except percentages)	2011	2010	Change ($)	Change (%)
Revenue from continuing operations	$34,837	$32,970	$1,867	5.7%
Less:
VSA revenue	535	493	42	8.5%
Payment Solutions gross revenue	34,302	32,477	1,421	1.1%
Less:
Payment Solutions interchange fees and other processing-related dues, assessments and fees	22,342	23,319	(977)	(4.4)%
Payment Solutions net revenue	$11,960	$9,158	$2,802	30.6%

Official Payments Holdings, Inc.

Payment Solutions net revenue increased 30.6% to $11.9 million during the three months ended December 31, 2011 from $9.2 million during the three months ended December 31, 2010. The increase in net revenue was driven primarily by lower interchange rates associated with our customers’ choice of payment type.  We define Payment Solutions net revenue as Payment Solutions gross revenue less interchange fees and other processing-related dues, assessments and fees.  Payment Solutions gross revenue is defined as revenue from continuing operations less revenue from VSA operations.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2011	2010		%
Revenues
Payment Solutions	$34,302	$32,477	$1,825	5.6%
VSA	535	493	42	8.5%
Total	$34,837	$32,970	$1,867	5.7%

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

Payment Solutions Revenues:  Payment Solutions provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  Payment Solutions’ revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.

Payment Solutions generated $34.3 million of revenues during the three months ended December 31, 2011, a $1.8 million, or 5.6%, increase over the three months ended December 31, 2010.  During the three months ended December 31, 2011, we processed 3.6% more transactions than we did in the same period last year, representing 12.0% more dollars.  The growth in dollars processed, as compared with growth in transactions, is due primarily to the success of our stated strategic intent to develop new vertical markets to diversify the business.  A significant amount of the new transactions were from vertical markets with higher average dollar size per transaction.  For example, average payments per transaction in our Property Tax vertical market are higher than average payments in our State and Local Tax vertical market.  Most of our verticals experienced an increase in transactions processed during the three months ended December 31, 2011 compared to the same period last year, ranging from 3.2% to 52.5%.

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

•
Our revenue from a transaction depends on whether we receive a flat fee for the transaction, or whether our revenue is equal to a percentage of the amount paid.  Across our client base, there is variability in the size of the flat fees and the percentages we receive.  The mix of flat fees and percentages, their sizes, and the resulting revenues depend on many competitive considerations, including the regulations  of payment networks, the competition we face, and the level of service that we provide.  When our revenue is based on a percentage of the amount paid, our revenue will fluctuate based on the size of the payment which itself will be affected by all the factors that cause payment amounts to differ.

Official Payments Holdings, Inc.

•
Our direct cost for a transaction depends principally on how the payment is made.  It costs us more to process certain types of transactions and less to process other types of transactions.  We discuss our Payment Solutions direct costs in more detail below.

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

We expect to see revenue growth in fiscal year 2012 compared with fiscal year 2011 as we continue to add new payment types for existing clients and continue our selling and marketing efforts to add new clients and continue our efforts to drive more transactions within our existing client base.  As with the fiscal year 2011, the rate of growth will be dependent on general economic trends.  Most of our vertical markets showed signs of growth, in both transaction volume and average size, which was offset by a decline in transaction volumes in our Federal and Utility vertical markets. We expect this trend to improve with the general economic recovery.

VSA Revenues:  During the three months ended December 31, 2011, our VSA operations generated $0.5 million in revenues, essentially flat compared to the three months ended December 31, 2010.  We expect to continue to see decreases in VSA revenues as we continue to complete and wind down existing maintenance projects over the next two years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2011	2010		%
Direct costs
Payment Solutions:
Interchange fees	$22,085	$22,994	$(909)	(4.0)%
Dues, assessments and fees	257	325	(68)	(20.9)%
Other costs	1,442	1,498	(56)	(3.7)%
Total Payment Solutions	23,784	24,817	(1,033)	(4.2)%
VSA	92	53	39	73.6%
Total	$23,876	$24,870	$(994)	(4.0)%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

Payment Solutions Direct Costs: We experienced a decrease in our Payment Solutions direct costs of $1.1 million, or 4.5%, during the three months ended December 31, 2011 compared to the same period last year.  Discount fees decreased $1.0 million, or 4.3%, over the same period last year.  The decrease in discount fees is a result of the final rules implementing the Durbin provisions of the Financial Reform Act becoming effective on October 1, 2011.   Durbin places limits on debit card interchange rates that

Official Payments Holdings, Inc.

card issuing banks may charge. Therefore, beginning in the first quarter of our fiscal year 2012, we began to notice a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions. Although it is too early to predict the long-term impact of Durbin on the debit and credit card markets, we anticipate realizing benefits from it throughout the remainder of our fiscal year 2012.  During the remainder of fiscal 2012, we expect to see a decrease in our Payment Solutions direct costs when compared to the same period in the prior year.

VSA Direct Costs:  During the three months ended December 31, 2011, direct costs from our VSA operations increased $39,000, or 73.6%, from the same period last year.  This increase is attributable to the prior year period including a reduction in costs for certain pass through items which did not occur in the current period.  As we wind down these operations, we expect that the direct costs of these operations will remain at approximately this level during the remainder of fiscal 2012.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2011	2010		%
General and administrative
Payment Solutions	$9,056	$5,939	$3,177	52.5%
VSA	130	(14)	144	nm
Total	$9,186	$5,925	$3,261	55.0%

Payment Solutions General and Administrative:  During the three months ended December 31, 2011, Payment Solutions incurred $9.1 million of general and administrative expenses, a $3.2 million, or 53.7%, increase over the same period last year.  During the three months ended December 31, 2011, we recorded a restructuring charge of $1.5 million including relocation costs of $0.1 million related to the relocation of our principal executive offices from Reston, Virginia to Norcross, Georgia.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including leasehold improvements, net of accumulated amortization and deferred rent.  The restructuring charge is included in General and administrative expense in the accompanying consolidated statement of operations.  We also incurred an increase in employee base compensation expense of $0.5 million and management incentive plan expense of $1.0 million compared to the first quarter of fiscal 2011.  The increase in base compensation expense is primarily attributable to increased headcount in our technology organization. Our management incentive plan is based primarily on our financial operating results.  The first quarter financial operating results caused us to record incentive accruals in the quarter ended December 31, 2011 which were $1.0 million greater than the incentive accrual recorded in the same quarter of the prior year.

Due to the nonrecurring nature of the above mentioned restructuring charge, we are expecting our general and administrative costs to decrease over the remaining quarters of fiscal year 2012 as compared to the quarter ended December 31, 2011.

VSA General and Administrative:  During the three months ended December 31, 2011, general and administrative costs for VSA operations increased $0.1 million compared to the same period last year.  This increase is attributable to the prior year period including a reversal of bad debt expense previously recognized when a final payment for a Pension project was received.

Official Payments Holdings, Inc.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred in our Continuing Operations during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
Payment Solutions	$1,508	$1,550	$(42)	(2.7)%
VSA	—	—	—	—
Total	$1,508	$1,550	$(42)	(2.7)%

Payment Solutions Selling and Marketing:  During the three months ended December 31, 2011, Payment Solutions incurred $1.5 million of selling and marketing expenses, a $42,000, or 2.7%, decrease over the same period last year.  We increased our advertising expenditures by $64,000 during the three months ended December 31, 2011 as part of our efforts to increase penetration across our vertical markets.  This increase was offset by $0.1 million of severance costs incurred in the three months ended December 31, 2010 which did not occur in the current year.

VSA Selling and Marketing:  As a result of our decision to not pursue new contracts within VSA, we did not incur any selling and marketing expenses during the three months ended December 31, 2011 or December 31, 2010.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
Payment Solutions	$1,903	$1,758	$145	8.2%
VSA	—	—	—	—
Total	$1,903	$1,758	$145	8.2%

Depreciation and amortization relating to Payment Solutions increased during the three months ended December 31, 2011 by $0.1 million, or 8.2%, primarily associated with internally developed software projects placed into production during fiscal year 2011.  We did not incur any amortization expense for our VSA operations for the three months ended December 31, 2011 or December 31, 2010.

Other Income (Continuing Operations)

Interest income, net:  Interest income during the three months ended December 31, 2011 decreased $36,000 compared to the three months ended December 31, 2010, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to sell as many debt securities as possible and invest the funds in money market accounts, treasury bills, certificates of deposit and commercial paper – often at lower interest rates than our debt securities.  Our interest rates fluctuate with changes in the marketplace.

Official Payments Holdings, Inc.

Income Tax Provision (Continuing Operations)

During the three months ended December 31, 2011, we did not record an income tax provision due to our losses, compared to a provision of $1,000 for the three months ended December 31, 2010.  The provision for income taxes represents state tax obligations incurred by our Payment Solutions operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Our acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, and approximately $14.5 million is still limited to this annual amount.  The balance of our federal net operating loss carryforwards, has approximately $2.0 million which is not eligible to use at December 31, 2011.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 we had $46.9 million in cash, cash equivalents and marketable securities compared with $39.8 million at September 30, 2011.

As discussed in Note 8—Contingencies and Commitments and Note 5—Customer Concentration and Risk our Consolidated Balance Sheets includes settlements payable and receivable.  Our $46.9 million in cash, cash equivalents and marketable securities includes funds that have settled to us that we have not yet distributed to clients due to the timing of bank transactions of $7.7 million and $8.6 million of accrued discount fees.  These items reduce our cash available for company use.  Therefore, the cash and cash equivalents available to us at December 31, 2011 is $30.6 million (cash and cash equivalents less settlements payable and accrued discount fees plus settlements receivable).  Using the same calculation, we had $32.7 million available to us at September 30, 2011.  Due to the seasonality of our business we see an increase in the amount of our settlement processing assets and obligations at the end of our first fiscal quarter as compared to the fourth quarter of the previous fiscal year.  This is due to the increase in the number of payments being processed in the last week of the year for our property tax vertical market as well as our education vertical market.  Contributing to this increase is the fact that our first fiscal quarter end fell on a Saturday and we are unable to transmit funds to our clients on days when the Federal Reserve is closed.

Our current investment strategy is to ensure our cash, cash equivalents and marketable securities remain as liquid as possible.  We intend to concentrate our investments in money market funds to ensure we can meet our liquidity needs over the next twelve months.  We believe we have sufficient liquidity to meet currently anticipated needs, including capital expenditures, working capital investments, and acquisitions for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Currently, we do not have any short or long-term debt.

Net Cash from Continuing Operations—Operating Activities.  During the three months ended December 31, 2011, our operating activities from Continuing Operations provided $8.5 million of cash.  This reflects a net loss of $1.6 million from Continuing Operations and $3.4 million of non-cash items.  During the three months ended December 31, 2011, $5.6 million of cash was generated by settlement processing assets and obligations and $2.1 million was generated by accounts payable and accrued expenses.  An increase in accounts receivable used $1.1 million of cash.

Official Payments Holdings, Inc.

Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for the three months ended December 31, 2011 was $1.4 million for the purchase of equipment and software to support our Payment Solutions operations and additional goodwill related to the ChoicePay earn-out.

Net Cash from Continuing Operations—Financing Activities.  For the three months ended December 31, 2011 $8,000 of cash was used for capital lease obligations.

CONTRACTUAL OBLIGATIONS

During the three months ended December 31, 2011, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of securities including on demand deposits, and money market funds.  These securities are not generally subject to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Official Payments Holdings, Inc.

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

We have incurred losses in the past and may not be profitable in the future.  We have reported net losses of $7.2 million in fiscal 2011, $6.2 million in fiscal 2010, $11.5 million in fiscal 2009, $27.4 million in fiscal 2008, and $3.0 million in fiscal 2007.  We are undertaking steps and implementing strategies to reduce costs and increase revenues.  As part of our cost reduction efforts, we are seeking to negotiate more favorable terms and fees that we pay including with processors, partners, vendors, suppliers and other providers of our services.  We are in the process of consolidating certain vendors and suppliers of our business to achieve greater efficiency and reduce indirect and direct costs and expenses including cost of services, interchange related costs, processor fees, and other transaction expenses. We relocated our principal executive offices from Reston, Virginia to Norcross, Georgia as part of our strategic plan to eliminate duplicative operations and functions, improve efficiency, and save costs.  If we are unable to reduce costs and our cost reduction steps and strategies are not successful, our costs may increase, may remain the same, or may not be reduced significantly enough to enable us to be profitable, or our losses may increase.

Our sales and marketing objectives include developing favorable client and customer relationships, driving repeat business, increasing transactions, and developing cross-sale opportunities in order to grow our business and our revenue. We recently made changes to our sales strategy to focus on acquiring new clients, and we created a new sales structure, hired new managers and sales representatives, implemented a new sales commission plan, and have taken other steps to grow sales and revenue and expand our reseller partner relationships.  To further enhance sales, we are in the process of developing new products and solutions for partners and biller direct clients in order to increase transactions and utilization of our services.  If any of these strategies or efforts do not succeed, or do not increase sales, transactions and revenue, or if our products are not competitive, our operating results, revenues and cash flows could decline, or may not increase sufficiently to enable us to be profitable, or our losses may increase.

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

Official Payments Holdings, Inc.

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

We could suffer material losses and liabilities if the services of any of our third party suppliers, vendors or other providers are disrupted, eliminated or fail to perform properly or effectively.  Our payment solution services, systems, security, infrastructure and technology platforms are highly dependent on continuous, timely and accurate provision of third party services, software, and hardware, including data transmission and telecom service providers, subcontractors, co-location facilities, network access providers, card companies, processors, banks, merchants and other suppliers and providers.  We also provide services on complex multi-party projects where we depend on integration and implementation of third-party products and services.  Our systems are periodically impacted by partner and vendor system outages that can result in periods when our systems and services are partially  available, are not available, or operate with diminished functionality.  The failure or loss of any of these third party systems, services, software or products, our inability to obtain replacement services, or damage to or destruction of such services could cause degraded functionality, loss of product and service offerings, restricted transaction capacity, loss of transactions, limited processing speed and/or capacity,

Official Payments Holdings, Inc.

system failure, and contractual claims which could result in significant cost, liability, diminished profitability and damage to our reputation and competitive position.  Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, security or operational failure or disruption.

Recent economic conditions may continue to negatively impact our business.  As a result of the current global and U.S. economic conditions, including high unemployment and real estate foreclosures, we have suffered a downturn in revenue in our property tax and federal vertical markets, due to decreased payments of federal income tax and property tax.  If current conditions do not improve, additional declines in revenue may occur, especially in the property tax and federal vertical markets, negatively impacting use of our services and our overall revenues.

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

We could suffer material losses or disruption of our business if we are not successful in integration and consolidation of operations and corporate functions.  In September 2011 we opened an office in Norcross, Georgia, and vacated our Reston, Virginia office, effective December 31, 2011.   As part of this transition we consolidated certain resources, key positions, corporate departments and company functions including our financial operations  (financial planning and analysis, cash settlement/reconciliation, general ledger accounting, and tax functions) and certain product development, human resources, technology services, and facilities management functions. As a result of such consolidation, certain key employees are no longer employed by the Company and certain internal processes have changed, and continue to change, which resulted in the loss of certain historical knowledge from departing employees and changes in our systems, protocols and processes.  If this restructuring and consolidation is not successful, we could suffer disruption of our operations, systems or services, which could result in remediation efforts, increased costs, and material adverse impact on our business, reputation and stock price.

Security breaches or unauthorized access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires

Official Payments Holdings, Inc.

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

Our revenues and cash flows could decline significantly if we were unable to retain our largest client, or a number of significant clients.  The majority of our client contracts, including our contract with the U.S. Internal Revenue Service, allow clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Our contract with the IRS has generated 17.8%, 17.1%, and 19.8%, of our annual revenues from Payment Solutions for fiscal years 2011, 2010, and 2009 respectively.  In April 2009 we were one of three companies awarded a multi-year contract by the IRS to provide electronic payment options for personal and business taxes. The contract contains a base period commencing April 2, 2009 and ending December 31, 2009 and four one-year option periods running until December 31, 2013.  To obtain this contract, we reduced our historical pricing.  We compete with the other contract award recipients to provide services to the IRS.  If the other recipients reduce their prices, or if additional companies are awarded contracts, we may have to reduce our prices further to remain competitive.  If we were unable to retain this client, or replace it in the event it is terminated, or if we were unable to renew this contract, or are unsuccessful in future re-bids of this contract, or if we are forced to reduce our prices in response to competitive pressures, our operating results and cash flows could decline significantly.  Termination or non-renewal of a number of client contracts, or certain significant client contracts, including the IRS contract, or a number of large state, local, utility or education-related contracts, could result in significant loss of revenues and reduction in profitability.

We are subject to numerous laws and regulations.  Violation of any existing or future laws or regulations, including laws governing money transmitters and anti-money laundering laws, could expose us to substantial liability and fines, force us to cease providing our services, or force us to change our business practices.  Our business is subject to numerous federal, state and local laws,

Official Payments Holdings, Inc.

government regulations, corporate governance standards, compliance controls, accounting standards, licensing and bonding requirements, industry/association rules, and public disclosure requirements including under the Sarbanes Oxley Act of 2002, SEC regulations, the Financial Reform Act and Nasdaq Stock Market rules.  Compliance with and changes in these laws, regulations, standards and requirements may result in increased general and administrative expenses for outside services, increased risks associated with compliance, and a diversion of management time and attention from revenue-generating activities, which could curtail the growth of our business. Non-compliance with these laws or regulations could result in significant costs of remediation, fines, penalties or regulatory restrictions.

We are registered as a money services business with the Financial Crimes Enforcement Network (FinCEN), and we are licensed as a money transmitter in numerous states.  We are subject to compliance with federal and state laws and licensing regulations as a money services business and as a money transmitter including anti-money laundering laws and the USA Patriot Act.  We are also subject to the applicable rules of the credit/debit card associations, the National Automated Clearing House Association (NACHA), and other industry standards, privacy, data security, and other laws and regulations associated with payment transaction services which are critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We currently hold money transmitter licenses in 38 states and have pending applications for licensure as a money transmitter in several states.  We entered into consent orders with five states which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and three other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of Internet transactions, consent orders, and related payment of fees and fines.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

We could suffer material revenue losses and liability in the event the divested business projects and contracts are not successfully concluded.  We have completed divestment of certain operations and portions of the business including our former Financial Institutions Data Match services, State Systems Integration, Financial Management Systems and Unemployment Insurance operations.  We remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we completed the sale of our Unemployment Insurance, or UI, business to RKV Technologies, Inc, or RKV.  The sale was completed pursuant to an Asset Purchase Agreement dated February 6, 2009.  As a part of the agreement, Official Payments is required to leave in place a $2.4 million performance bond on the continuing contract for the State of Indiana, or the State.  Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Official Payments retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  The State and Haverstick have each alleged that we did not obtain consent to assign the contract to RKV prior to our divestment of the Unemployment Insurance business.  It is anticipated that the project will be completed by August 2012.  Mediation is expected to take place promptly after the project is finished to discuss the allocation of the costs of project completion.  If a claim is made in connection with services or products provided by either us or the acquiring company, or if the claim of breach of contract is successful, we could be subject to liability and damages, unanticipated expenses costs of defense, liquidated damages, and bond forfeiture.

Official Payments Holdings, Inc.

If we undertake acquisitions, they could be expensive, increase our costs or liabilities or disrupt our business.  One of our strategies may be to pursue growth through acquisitions.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations.  Acquisitions of businesses or other material operations may require debt or equity financing, resulting in leverage or dilution of ownership.  We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.  Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could harm our operating results.

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

The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resign to join a competitor, to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.  Additionally, as part of the transition to our Norcross, Georgia office we terminated some existing employees, hired new employees, consolidated certain resources, and continue to transition some corporate departments, positions, and company functions, which may result in loss of historical knowledge and skills, disruption in our business and loss of revenues.

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

Official Payments Holdings, Inc.

to redesign products or enter into royalty or licensing agreements on less favorable terms.  If we are required to enter into such agreements or take such actions, our operating margins could decline.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended †
3.2	Amended and Restated Bylaws (1)
10.2	Employment Agreement between Tier Technologies, Inc. and Atul Garg, dated December 21, 2011 (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†      Filed herewith.
(1)      Filed as an exhibit to Form 8-K, filed January 13, 2012, and incorporated herein by reference.
(2)      Filed as an exhibit to Form 8-K, filed December 23, 2011, and incorporated herein by reference.
*      XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registrationstatement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes ofSection 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Official Payments Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Official Payments Holdings, Inc.
Dated: February 8, 2012

	By:	/s/ Jeff Hodges
Jeff Hodges
Chief Financial Officer
(Principal Financial and Accounting Officer)

Official Payments Holdings, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended †
3.2	Amended and Restated Bylaws (1)
10.2	Employment Agreement between Tier Technologies, Inc. and Atul Garg, dated December 21, 2011 (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†      Filed herewith.
(1)      Filed as an exhibit to Form 8-K, filed January 13, 2012, and incorporated herein by reference.
(2)      Filed as an exhibit to Form 8-K, filed December 23, 2011, and incorporated herein by reference.
*      XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registrationstatement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes ofSection 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.