Form 10-Q
period 2012-05-10
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2012-05-10
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012 there were 16,641,621 shares of the Registrant's Common Stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the Company’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  The Company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect the Company’s financial results in all our markets, which we refer to as “vertical markets,” particularly the federal vertical market, the state and local tax vertical market and the property tax vertical market; effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow Payments Solutions revenue while reducing our costs, including processor and interchange related costs; the timing, initiation, completion, renewal, extension or early termination of client or partner contracts or projects; our ability to execute on our sales and product strategy and realize revenues from our business development opportunities; the impact of regulatory requirements; and unanticipated claims as a result of project performance, including due to the failure of software providers, processors, vendors, partners, or subcontractors to satisfactorily perform and complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 32 of this report.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$39,210	$39,760
Accounts receivable, net	4,601	4,467
Settlements receivable, net	15,130	7,648
Prepaid expenses and other current assets	2,606	2,368
Total current assets	61,547	54,243

Property, equipment and software, net	17,277	18,189
Goodwill	17,521	17,460
Other intangible assets, net	2,334	4,037
Other assets	226	238
Total assets	$98,905	$94,167

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$33	$1,057
Settlements payable	18,461	9,812
Accrued compensation liabilities	4,580	2,721
Accrued discount fees	4,266	4,900
Other accrued liabilities	2,142	3,703
Accrued restructuring charges	362	178
Deferred income	406	439
Total current liabilities	30,250	22,810
Other liabilities:
Deferred rent	102	1,556
Accrued restructuring charges	1,056	—
Other liabilities	98	28
Total other liabilities	1,256	1,584
Total liabilities	31,506	24,394

Contingencies and commitments (Note 8)

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,817 and 20,817; shares outstanding: 16,642 and 16,642	194,412	193,732
Treasury stock—at cost, 4,175 shares	(31,383)	(31,383)
Accumulated deficit	(95,630)	(92,576)
Total shareholders’ equity	67,399	69,773
Total liabilities and shareholders’ equity	$98,905	$94,167

See Notes to Consolidated Financial Statements

OFFICAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$32,820	$30,266	$67,657	$63,236

Costs and expenses:
Direct costs	22,900	23,332	46,775	48,202
General and administrative	7,309	4,884	16,495	10,809
Selling and marketing	2,152	1,822	3,660	3,372
Depreciation and amortization	1,867	1,806	3,770	3,564
Total costs and expenses	34,228	31,844	70,700	65,947
Loss from continuing operations before other income and income taxes	(1,408)	(1,578)	(3,043)	(2,711)

Other income:
Interest income, net	—	20	1	57
Total other income	—	20	1	57

Loss from continuing operations before income taxes	(1,408)	(1,558)	(3,042)	(2,654)
Income tax benefit	—	186	—	185

Loss from continuing operations	(1,408)	(1,372)	(3,042)	(2,469)
Gain (loss) from discontinued operations, net	(3)	300	(12)	302

Net loss	$(1,411)	$(1,072)	$(3,054)	$(2,167)

(Loss) gain per share—Basic and diluted:
From continuing operations	$(0.08)	$(0.08)	$(0.18)	$(0.14)
From discontinued operations	—	0.02	—	0.02
(Loss) gain per share—Basic and diluted	$(0.08)	$(0.06)	$(0.18)	$(0.12)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,642	16,928	16,642	17,577

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2012	2011	2012	2011
Net loss	$(1,411)	$(1,072)	$(3,054)	$(2,167)
Other comprehensive income, net of tax:
Unrealized gain on investment in marketable securities	—	—	—	1
Other comprehensive income	—	—	—	1
Comprehensive loss	$(1,411)	$(1,072)	$(3,054)	$(2,166)

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,054)	$(2,167)
Less: Gain from discontinued operations, net	(12)	302
Loss from continuing operations, net	(3,042)	(2,469)
Non-cash items included in net loss:
Restructuring costs	962	—
Depreciation and amortization	3,770	3,564
Provision for doubtful accounts	—	192
Deferred rent	21	224
Share-based compensation	680	(846)
Capitalized software impairment loss	—	246
Net effect of changes in assets and liabilities:
Accounts receivable, net	(135)	(920)
Settlement processing assets and obligations, net	1,167	(363)
Prepaid expenses and other assets	(225)	171
Accounts payable and accrued liabilities	(1,521)	290
Income taxes receivable	—	(22)
Other long term liabilities	70	—
Deferred income	(33)	(69)
Cash provided by (used in) operating activities from continuing operations	1,714	(2)
Cash used in operating activities from discontinued operations	(12)	(7)
Cash provided by (used in) operating activities	1,702	(9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(5,998)
Maturities of available-for-sale securities	—	14,576
Maturities of restricted investments	—	983
Capitalized internally developed software	(1,192)	(1,496)
Purchase of equipment and software	(982)	(954)
ChoicePay acquisition	(61)	(35)
Cash (used in) provided by investing activities from continuing operations	(2,235)	7,076
Cash provided by investing activities from discontinued operations	—	309
Cash (used in) provided by investing activities	(2,235)	7,385
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	289
Purchase of company stock	—	(10,363)
Capital lease obligations and other financing arrangements	(17)	(16)
Cash used in financing activities	(17)	(10,090)
Net decrease in cash and cash equivalents	(550)	(2,714)
Cash and cash equivalents at beginning of period	39,760	45,757
Cash and cash equivalents at end of period	$39,210	$43,043

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Six months ended March 31,
(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1	$2
Income taxes paid, net	$—	$42
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$18
Investments released from restriction	$—	$327

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

FASB ASU 2011-04.  In May 2011, the FASB issued FASB ASU 2011-04, which clarifies some existing concepts, eliminates wording differences between US GAAP and International Financial Reporting Standards, or IFRS, and changes some of the principles and disclosures of fair value measurement to achieve convergence between US GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  We adopted this ASU effective January 1, 2012.  The initial adoption of this ASU did not have a material impact on our financial position or results of operations.

FASB ASU 2011-08.  In September 2011, the FASB issued FASB ASU 2011-08, which allows companies testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  We will adopt this ASU effective October 1, 2012.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

FASB ASU 2011-11. In December 2011, the FASB issued FASB ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning October 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact of ASU 2011-11 on our settlement processing assets and obligations disclosures.

Official Payments Holdings, Inc.

NOTE 3—INVESTMENTS

At March 31, 2012 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.

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

The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents, measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011:

Fair value measurements as of March 31, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,250	—	—	$8,250

Fair value measurements as of September 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury bills	$7,200	$—	$—	$7,200
Money market	1,045	—	—	1,045
Total	$8,245	$—	$—	$8,245

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

NOTE 5—CUSTOMER CONCENTRATION AND RISK

We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from Payment Solutions operations.

Official Payments Holdings, Inc.

The following table shows the revenues specific to our contract with the IRS:

	Six months ended March 31,
(in thousands, except percentages)	2012	2011
Revenue	$8,779	$8,997
Percentage of Payment Solutions revenue	13.0%	14.4%

Accounts receivable, net.  We reported $4.6 million and $4.5 million in Accounts receivable, net on our Consolidated Balance Sheets for March 31, 2012 and September 30, 2011, respectively.  This item represents the receivables from our customers and other parties and retainers that we expect to receive.  Approximately 8.3% and 7.0% of the balances reported at March 31, 2012 and September 30, 2011, respectively, represent Accounts receivable, net that is attributable to operations that we intend to wind down during fiscal year 2013.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of March 31, 2012 and September 30, 2011, Accounts receivable, net included an allowance for uncollectible accounts of $0.2 million and $0.4 million, respectively, which represents the balance of receivables that we believe are likely to become uncollectible.

Settlements receivable, net.  As of March 31, 2012 and September 30, 2011, we reported $15.1 million and $7.6 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 8—Contingencies and Commitments for information about the settlements payable to our clients.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, we may be required to pay an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2012:

(in thousands)	Payment Solutions	Total
Balance at September 30, 2011	$17,460	$17,460
ChoicePay, Inc. earn out	61	61
Balance at March 31, 2012	$17,521	$17,521

As a general practice, we test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  One such triggering event is when there is a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  No such events occurred during the six months ended March 31, 2012.  There has been no impairment of our goodwill to date.

Official Payments Holdings, Inc.

OTHER INTANGIBLE ASSETS, NET

Currently, all of our other intangible assets are included in our Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the six months ended March 31, 2012.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		March 31, 2012			September 30, 2011
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-15 years	$26,059	$(24,447)	$1,612	$26,059	$(23,083)	$2,976
Technology and research and development	5 years	1,842	(1,311)	531	1,842	(1,160)	682
Trademarks	6-10 years	3,463	(3,272)	191	3,463	(3,084)	379
Other intangible assets, net		$31,364	$(29,030)	$2,334	$31,364	$(27,327)	$4,037

During the three months ended March 31, 2012 and March 31, 2011, we recognized $0.85 million and $0.86 million of amortization expense on our other intangible assets, respectively.  During the six months ended March 31, 2012 and March 31, 2011, we recognized $1.7 million and $1.7 million of amortization expense on our other intangible assets, respectively.  There has been no impairment of our goodwill to date.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2012	2011	2012	2011
Current income tax provision:
State	$—	$20	$—	$22
Federal	—	—	—	—
Total provision for income taxes	$—	$20	$—	$22

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders’ equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly

Official Payments Holdings, Inc.

to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Our Discontinued Operations did not generate taxable income during the three and six month periods ended March 31, 2012; therefore we were not required to record an intra-period allocation.  Income tax expense related to Continuing Operations for the three and six months ended March 31, 2011 includes a benefit of $0.2 million due to the required intra-period tax allocation.  Conversely, Discontinued Operations for the three and six months ended March 31, 2011 includes a charge of $0.2 million related to a gain on disposal of discontinued operations.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of March 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2007.  As of March 31, 2012, we were not engaged in a federal audit. Currently, we are in the process of providing information for a Virginia state income tax audit covering November 1, 2007 through October 31, 2010.

As of March 31, 2012, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES

From time to time during the normal course of business, we are a party to litigation and/or other claims.  At March 31, 2012, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At March 31, 2012 and September 30, 2011, we had legal accruals of $0.6 million and $0.8 million, respectively, based upon estimates of key legal matters.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our various clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $18.5 million and $9.8 million, respectively, of settlements payable at March 31, 2012 and September 30, 2011.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At March 31, 2012, our investment portfolio was comprised of money market funds.  Our investment portfolio and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At March 31, 2012, we had $10.8 million of bonds posted in connection with state money transmitter licenses.  There were no claims pending against any of these bonds.

Official Payments Holdings, Inc.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At March 31, 2012, we had $4.1 million of bonds posted with clients.  There were no claims pending against any of these bonds.

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

Since the sale of the UI business in February 2009, we have had limited access to information about the project status and scope and have not received an accounting of the additional project tasks and their related costs to complete the contract.  In 2009, we offered $420,000 as a contribution towards project completion.  The project is scheduled to be completed in December 2012 and mediation is expected to take place after the completion of the project, to discuss the allocation of the cost of project completion.

EMPLOYMENT AGREEMENTS

As of March 31, 2012, we had employment and change of control agreements with six executives and three other key employees.  If certain termination or change of control events were to occur under the nine contracts as of March 31, 2012, we would have been required to pay up to $4.9 million.

OPERATING AND CAPITAL LEASE OBLIGATIONS

As of March 31, 2012, our principal lease commitments consisted of obligations outstanding under operating leases. We lease most of our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in our financial statements for the year ended September 30, 2011.

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

NOTE 9—RESTRUCTURING

During the three months ended December 31, 2011, we moved our principal executive offices from Reston, Virginia to Norcross, Georgia, in an effort to reduce general and administrative costs and capitalize on the strong electronic payments industry employee resources in the Atlanta area.  We incurred total expenses of approximately $1.5 million, including $0.1 million of employee relocation reimbursement expense, and $1.4 million of facilities related restructuring expense during the six months ended March 31, 2012.  We have vacated and sublet our Reston, Virginia facility as of December 31, 2011.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including net leasehold improvements of $1.0

Official Payments Holdings, Inc.

million, and deferred rent.  The project is essentially complete with only cash transactions remaining related to the lease on the Reston, Virginia facility through April 2018.  The restructuring charge is included in General and administrative expense in the accompanying Consolidated Statements of Operations and is within the Payment Solutions reporting segment.

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the six months ended March 31, 2012:

(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2011	$178	$—	$—	$178
Additions	—	106	1,472	1,578
Reversal of deferred rent, net	—	—	502	502
Cash payments	(178)	(106)	(556)	(840)

Balance at March 31, 2012	$—	$—	$1,418	$1,418

NOTE 10—SEGMENT INFORMATION

Our business consists of two reportable segments: Payment Solutions and Voice SystemsAutomation, or VSA.  The following table presents the results of operations for our Payment Solutions operations and our VSA operations for the three and six months ended March 31, 2012 and 2011:

(in thousands)	Payment Solutions	VSA	Total
Three months ended March 31, 2012:
Revenues	$32,470	$350	$32,820
Costs and expenses:
Direct costs	22,539	361	22,900
General and administrative	7,266	43	7,309
Selling and marketing	2,152	—	2,152
Depreciation and amortization	1,867	—	1,867
Total costs and expenses	33,824	404	34,228
Loss from continuing operations before other income and income taxes	(1,354)	(54)	(1,408)
Other income:
Interest income, net	—	—	—
Total other income	—	—	—
Loss from continuing operations before taxes	(1,354)	(54)	(1,408)
Income tax benefit	—	—	—
Loss from continuing operations	$(1,354)	$(54)	$(1,408)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Three months ended March 31, 2011:
Revenues	$29,904	$362	$30,266
Costs and expenses:
Direct costs	23,266	66	23,332
General and administrative	4,871	13	4,884
Selling and marketing	1,822	—	1,822
Depreciation and amortization	1,806	—	1,806
Total costs and expenses	31,765	79	31,844
(Loss) income from continuing operations before other income and income taxes	(1,861)	283	(1,578)
Other income:
Interest income, net	20	—	20
Total other income	20	—	20
(Loss) income from continuing operations before taxes	(1,841)	283	(1,558)
Income tax benefit	186	—	186
(Loss) income from continuing operations	$(1,655)	$283	$(1,372)

(in thousands)	Payment Solutions	VSA	Total
Six months ended March 31, 2012:
Revenues	$66,772	$885	$67,657
Costs and expenses:
Direct costs	46,323	452	46,775
General and administrative	16,322	173	16,495
Selling and marketing	3,660	—	3,660
Depreciation and amortization	3,770	—	3,770
Total costs and expenses	70,075	625	70,700
(Loss) income from continuing operations before other income and income taxes	(3,303)	260	(3,043)
Other income:
Interest income, net	1	—	1
Total other income	1	—	1
(Loss) income from continuing operations before taxes	(3,302)	260	(3,042)
Income tax benefit	—	—	—
(Loss) income from continuing operations	$(3,302)	$260	$(3,042)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Six months ended March 31, 2011:
Revenues	$62,381	$855	$63,236
Costs and expenses:
Direct costs	48,083	119	48,202
General and administrative	10,809	—	10,809
Selling and marketing	3,372	—	3,372
Depreciation and amortization	3,564	—	3,564
Total costs and expenses	65,828	119	65,947
(Loss) income from continuing operations before other income and income taxes	(3,447)	736	(2,711)
Other income:
Interest income, net	57	—	57
Total other income	57	—	57
(Loss) income from continuing operations before taxes	(3,390)	736	(2,654)
Income tax benefit	185	—	185
(Loss) income from continuing operations	$(3,205)	$736	$(2,469)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	March 31, 2012	September 30, 2011
Continuing operations:
Payment Solutions	$99,353	$93,834
VSA	384	333
Total assets	$99,737	$94,167

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At March 31, 2012, there were 1,159,036 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 46,250 options from the Plan during the three months ended March 31, 2012 and during the six months ended March 31, 2012, we granted 399,500 options from the Plan.

Official Payments Holdings, Inc.

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	0.73%	2.39%	0.93%	1.52%
Volatility	49.09%	46.65%	48.76%	46.89%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$1.86	$2.48	$1.53	$2.41
Weighted-average intrinsic value of options exercised (in thousands)	$—	$1	$—	$83

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

The following table shows the assumptions used to calculate the fair value of these awards:

	CFO award	CEO award
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.59%	1.40%
Volatility	46.21%	45.50%
Dividend yield	—	—
Fair value of options granted	$1.95	$2.08

STOCK OPTIONS

Stock option activity for all option grants for the six months ended March 31, 2012 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at September 30, 2011	3,083	$6.42
Granted	400	3.57
Exercised	—	—
Forfeitures or expirations	(209)	8.15
Options outstanding at March 31, 2012	3,273	$5.96	7.90 years	$868
Options vested and expected to vest at March 31, 2012	2,747	$5.99	7.82 years	$741
Options exercisable at March 31, 2012	1,014	$8.00	5.65 years	$27

Official Payments Holdings, Inc.

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, and $0.7 million and $0.4 million for the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 a total of $3.2 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.98 year weighted-average period.

RESTRICTED STOCK UNITS

In March 2011, we reversed $1.5 million in expense related to restricted stock units awarded to our former CEO which did not meet vesting conditions:

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation package, our non-employee Board members are awarded 9,000 restricted stock units annually upon their election to our Board at our annual meeting.  The following awards are outstanding as of March 31, 2012:

	Total restricted stock units awarded	Vesting date
2011 annual meeting	63,000	April 14, 2012

The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  During February 2010 we entered into an agreement in which two of our board members not standing for re-election at our 2010 annual meeting of stockholders were each entitled to the accelerated vesting on April 8, 2010 of the restricted stock units that they were awarded in March 2009.  On April 13, 2012 we granted 9,000 restricted stock units to each of our non employee directors which will vest on April 13, 2013.

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

(in thousands)	2011 annual meeting	2009 annual meeting
Expense recognized for the quarter ended March 31, 2012	$100	$68
Expense recognized through March 31, 2012	$306	$416	(a)
Estimated expense to be recognized through vesting date	(b)	(b)
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

Official Payments Holdings, Inc.

The specific share performance targets were not met as of the expiration of the plan on December 4, 2011, and as such, these PSUs expired unawarded.

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(1,408)	$(1,372)	$(3,042)	$(2,469)
Discontinued operations, net of income taxes	(3)	300	(12)	302
Net loss	$(1,411)	$(1,072)	$(3,054)	$(2,167)
Denominator:
Basic weighted-average common shares outstanding	16,642	16,928	16,642	17,577
Effects of dilutive common stock options	—	—	—	—
Diluted weighted-average shares	16,642	16,928	16,642	17,577
(Loss) earnings per basic and diluted share
From continuing operations	$(0.08)	$(0.08)	$(0.18)	$(0.14)
From discontinued operations	—	0.02	—	0.02
Loss per basic and diluted share	$(0.08)	$(0.06)	$(0.18)	$(0.12)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2012	2011	2012	2011
Weighted-average options excluded from computation of diluted loss per share	2,056	1,254	2,105	1,534

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2012	2011	2012	2011
Common stock equivalents excluded from computation of diluted loss per share	30	39	23	31

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

SUMMARY OF OPERATING RESULTS

 The following table provides a summary of our operating results by segment for the three and six months ended March 31, 2012, for our Payment Solutions, our VSA operations and our Discontinued Operations:

	Three months ended March 31, 2012		Six months ended March 31, 2012
(in thousands, except per share)	Net loss	Loss per share	Net (loss) income	(Loss) earnings per share
Continuing Operations:
Payment Solutions	$(1,354)	$(0.08)	$(3,302)	$(0.20)
VSA	(54)	—	260	0.02
Total Continuing Operations	$(1,408)	$(0.08)	$(3,042)	$(0.18)

Total Discontinued Operations	$(3)	$—	$(12)	$—

Net loss	$(1,411)	$(0.08)	$(3,054)	$(0.18)

2012 INITIATIVES

We believe that the changes that we made in fiscal year 2011 have left us well positioned for improved performance in fiscal year 2012. We completed our previously announced relocation of our principal executive offices to our Norcross, Georgia office and closed our Reston, Virginia facility during the quarter ended December 31, 2011. In connection with this move, we have made significant personnel upgrades

Official Payments Holdings, Inc.

in Finance and Accounting, Sales and Business Development, Product Management, Operations, Software Development and Technology Infrastructure.

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

In addition to the infrastructure upgrades we are investing in, we are also focused on new product capabilities to meet the needs of both existing clients and new prospects. We remain very focused on the government, higher education, and municipal utility vertical markets, but we will continue to explore opportunities to expand our presence in the charitable giving, insurance, and property management vertical markets on an opportunistic basis.  It is important to note that we are building new product capabilities in a decoupled way, whenever possible, so that we will be able to move to a single technology architecture.  We currently support three processing platforms, a legacy of the acquisitions that led to the formation of the company as it exists today, but we believe that efficiency and earnings leverage are attainable from a single processing platform. We therefore intend to execute the previously discussed platform consolidation project during the next 18 to 30 months.

We are also very focused on reducing our overall processing costs, including both interchange fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher customer adoption and resulting higher net revenue.  We are beginning to see improvements in our net revenue as well as our gross margin from our efforts to reduce our overall processing costs.  We cannot be sure that we will be able to maintain these cost savings in future periods.  After we concluded our second quarter we were informed that VISA is implementing a new Fixed Acquirer Network Fee (“FANF”), effective May 1, 2012.  This is essentially a new access charge to allow merchant processors to access the VISA network.  We are evaluating what the impact of FANF will be on our overall processing costs based on the number of clients for whom we process transactions.  The FANF charge imposed by VISA could cause a significant increase in our processing costs in future periods.

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

Official Payments Holdings, Inc.

RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months and six months ended March 31, 2012 and 2011:

	Three months ended		Variance
	March 31,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	$	%
Revenues	$32,820	$30,266	$2,554	8.4%
Costs and expenses	34,228	31,844	2,384	7.5%
Loss from continuing operations before other income and income taxes	(1,408)	(1,578)	170	10.8%
Other income	—	20	(20)	(100.0)%
(Loss) gain from continuing operations before income taxes	(1,408)	(1,558)	150	9.6%
Income tax benefit	—	186	186	100.0%
Loss from continuing operations	(1,408)	(1,372)	(36)	(2.8)%
(Loss) gain from discontinued operations, net	(3)	300	(303)	(104.0)%
Net loss	$(1,411)	$(1,072)	$339	(31.6)%

	Six months ended		Variance
	March 31,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	$	%
Revenues	$67,657	$63,236	$4,421	7.0%
Costs and expenses	70,700	65,947	4,753	7.2%
Loss from continuing operations before other income and income taxes	(3,043)	(2,711)	(332)	12.2%
Other income	1	57	(56)	(98.3)%
Loss from continuing operations before income taxes	(3,042)	(2,654)	(388)	14.6%
Income tax benefit	—	185	185	(100.0)%
Loss from continuing operations	(3,042)	(2,469)	(573)	23.2%
(Loss) gain from discontinued operations, net	(12)	302	(314)	(103.9)%
Net loss	$(3,054)	$(2,167)	$(887)	(40.9)%

The following sections describe the reasons for key variances in the results that we are reporting for Continuing Operations.

CONTINUING OPERATIONS

The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our core Payment Solutions business and our VSA operations.  Following is an analysis of the variances in these financial results.

Payment Solutions net revenue is a non-GAAP financial measure.  We believe this measure is useful for evaluating our business as we conclude our VSA operations and our performance against peer companies within the electronic payments industry.  We also believe that this measure provides investors with additional transparency with respect to financial measures used by management in its financial and operational

Official Payments Holdings, Inc.

decision-making.  Non-GAAP financial measures should not be considered a substitute for the reported results prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.  Our definitions used to calculate non-GAAP financial measures may differ from those used by other companies.  The following table provides the reconciliation from Payment Solutions net revenue to the most comparable GAAP measure, revenue from continuing operations for the three and six months ended March 31, 2012 and 2011:

	Net Revenue
	Three months ended March 31,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Revenue from continuing operations	$32,820	$30,266	$2,554	8.4%
Less:
VSA revenue	350	362	(12)	(3.3)%
Payment Solutions gross revenue	32,470	29,904	2,566	8.6%
Less:
Discount fees	20,938	21,884	(946)	(4.3)%
Payment Solutions net revenue	$11,532	$8,020	$3,512	43.8%

	Net Revenue
	Six months ended March 31,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Revenue from continuing operations	$67,657	$63,236	$4,421	7.0%
Less:
VSA revenue	885	855	30	3.5%
Payment Solutions gross revenue	66,772	62,381	4,391	7.0%
Less:
Discount fees	43,281	45,292	(2,011)	(4.4)%
Payment Solutions net revenue	$23,491	$17,089	$6,402	37.5%

Payment Solutions net revenue increased 43.8% to $11.5 million during the three months ended March 31, 2012 from $8.0 million during the three months ended March 31, 2011. For the six months ended March 31, 2012 Payment Solutions net revenue increased 37.5% or $6.4 million compared to the six months ended March 31, 2011.  The increase in net revenue was driven primarily by lower interchange rates we incurred for processing consumer payments.  Late in the first quarter of fiscal year 2012 we began to realize savings associated with negotiating lower processing fees for some of our customers.  These savings continued during the second quarter of fiscal year 2012, however, depending on the payment mix as determined by the consumer, we cannot assure the amount of these savings we will realize in future periods.  We define Payment Solutions net revenue as Payment Solutions gross revenue less Discount fees which includes interchange fees and other processing-related dues, assessments and fees.  Payment Solutions gross revenue is defined as revenue from continuing operations less revenue from VSA operations.

Official Payments Holdings, Inc.

Revenues (Continuing Operations)

The following table compares the revenues generated by our Continuing Operations during the three and six months ended March 31, 2012 and 2011:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Revenues
Payment Solutions	$32,470	$29,904	$2,566	8.6%
VSA	350	362	(12)	(3.3)%
Total	$32,820	$30,266	$2,554	8.4%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Revenues
Payment Solutions	$66,772	$62,381	$4,391	7.0%
VSA	885	855	30	3.5%
Total	$67,657	$63,236	$4,421	7.0%

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

Payment Solutions Revenues:  Payment Solutions provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities and other public sector clients.  Payments Solutions’ revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process.

Payment Solutions generated $32.5 million of revenues during the three months ended March 31, 2012, a $2.6 million, or 8.6%, increase over the three months ended March 31, 2011.  During the three months ended March 31, 2012, we processed 0.2% fewer transactions than we did in the same period last year, however, the average payment increased 10.6% compared to the same quarter in 2011.  The increase in average payments represented 10.5% more dollars processed in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We believe the growth in dollars processed, as compared with the growth in transactions, is due primarily to increased size of federal and real property tax payments.

Payment Solutions generated $66.8 million of revenues during the six months ended March 31, 2012, a $4.4 million, or 7.0%, increase over the six months ended March 31, 2011.  During the six months ended March 31, 2012, we processed 1.7% more transactions than we did in the same period last year, representing 11.4% more dollars.  See the prior paragraph for a discussion on growth in dollars processed compared to transactions, as well as average payment size.  Most of our vertical markets experienced an increase in transactions processed during the six months ended March 31, 2012 compared to the same period last year, ranging from 0.3% to 43.1%.  However, our Utilities vertical market incurred a 13.0% decrease in transactions processed for the six months ended March 31, 2012 when compared to the same period in the prior year, again due to a decrease in transactions for large utilities.

The Federal vertical is composed primarily of two components:  (1) a partnership with an online tax filing service and (2) our contract with the IRS, which we traditionally implement through our primary brand, Official Payments.  Both components faced new competitive pressures this tax season.  Our partnership with the online tax filing service, which had been exclusive to us is now in its third year of reduced volume as another payments services company has the primary position.  Our contract with the IRS continues in its third year in

Official Payments Holdings, Inc.

which there are three providers of electronic payment services instead of two and we are listed in position two this year on the IRS website.  The number of transactions we processed through the IRS contract for this tax season, which started January 1, 2012, have decreased 5 percent through the end of the second quarter of fiscal 2012, as compared with the same period in 2011.  However, the average payment size to the IRS for this tax season has increased 10%, reversing trends we had seen in prior years related to the average payment size.

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

We expect to see continued revenue growth in fiscal year 2012 compared with fiscal year 2011 as we continue to experience larger average payment size.

VSA Revenues:  During the three months ended March 31, 2012, our VSA operations generated $0.4 million in revenues, a $0.01 million, or 3.3%, decrease from the three months ended March 31, 2011.  During the six months ended March 31, 2012, VSA generated $0.9 million in revenues, a $0.03 million, or 3.5%, increase from the six months ended March 31, 2011.  We expect to continue to see decreases in VSA revenues as we continue to complete and wind down existing maintenance projects over the next two years.

Direct Costs (Continuing Operations)

Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to the banks as well as payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and six months ended March 31, 2012 and 2011:

Official Payments Holdings, Inc.

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Direct costs
Payment Solutions:
Discount fees	$20,938	$21,884	$(946)	(4.3)%
Other costs	1,601	1,382	219	15.8%
Total Payment Solutions	22,539	23,266	(727)	(3.1)%
VSA	361	66	295	447.0%
Total	$22,900	$23,332	$(432)	(1.9)%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Direct costs
Payment Solutions:
Discount fees	$43,281	$45,292	$(2,011)	(4.4)%
Other costs	3,042	2,791	251	9.0%
Total Payment Solutions	46,323	48,083	(1,760)	(3.7)%
VSA	452	119	333	279.8%
Total	$46,775	$48,202	$(1,427)	(3.0)%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

Payment Solutions Direct Costs:  We experienced a decrease in our Payment Solutions direct costs of $0.7 million, or 3.1%, during the three months ended March 31, 2012 compared to the same period last year.  Discount fees decreased $0.9 million, or 4.1%, over the same period last year.  The decrease in discount fees is a result of the savings associated with negotiating lower processing fees for some of our customers coupled with the final rules implementing the Durbin provisions of the Financial Reform Act becoming effective on October 1, 2011.  Durbin places limits on debit card interchange rates that card issuing banks may charge. Therefore, beginning in the first quarter of our fiscal year 2012, we began to realize a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions. and we continued to see a reduction in our discount fees associated with debit card transactions in the second quarter of fiscal 2012.  Although it is too early to predict the long-term impact of Durbin on the debit and credit card markets, we anticipate realizing benefits from it throughout the remainder of our fiscal year 2012.  During the remainder of fiscal 2012, we expect to see a decrease in our Payment Solutions direct costs when compared to the same period in the prior year.

During the six months ended March 31, 2012, Payment Solutions direct costs decreased $1.8 million, or 3.7%, when compared to the same period last year.  Discount fees decreased $1.9 million, or 4.2%, over the same period last year.  As stated above, our ability to negotiate lower interchange fees for some of our customers along with the impact of the Durbin amendment has contributed to the decrease in discount fees.

Other direct costs increased $0.1 million, or 4.4%, during the six months ended March 31, 2012.  This increase is attributed to increased co-location facility costs.

VSA Direct Costs:  During the three and six months ended March 31, 2012, direct costs from our Wind-down operations increased $0.3 million or 447.0%, and $0.3 million or 279.8%, respectively, from the same period last year.  This increase is attributable to the cost associated with an equipment sale to a

Official Payments Holdings, Inc.

customer.  As we wind down these operations, we expect that the direct costs of these operations will approximate $0.1 million or less per quarter during the remainder of fiscal 2012.

General and Administrative (Continuing Operations)

General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and six months ended March 31, 2012 and 2011:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
General and administrative
Payment Solutions	$7,266	$4,871	$2,395	49.2%
VSA	43	13	30	230.8%
Total	$7,309	$4,884	$2,425	49.7%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
General and administrative
Payment Solutions	$16,322	$10,809	$5,513	51.0%
VSA	173	—	173	100.0%
Total	$16,495	$10,809	$5,686	52.6%

Payment Solutions General and Administrative:  During the three months ended March 31, 2012, Payment Solutions incurred $7.3 million of general and administrative expenses, a $2.4 million, or 49.2%, increase over the same period last year.  The most significant factor contributing to the increase in expense is the fact that the previous year’s quarter included a credit to share-based payment expense of $1.5 million.  The credit to share based compensation expense is related to our former CEO’s restricted stock unit awards, or RSUs, which required the former CEO to be employed with us for a period of three years as well as requiring target stock prices to be achieved.  These conditions were not satisfied and pursuant to US GAAP we reversed in the quarter ended March 31, 2011, $1.5 million of expense that had been recognized over the vesting period of the RSUs.  As a result of the credit to share based compensation expense in the prior year, the current period increase in share based compensation expense is $1.8 million.  In addition the second quarter financial operating results measured by our management incentive plan caused us to record incentive accruals in the three months ended March 31, 2012 which were $0.2 million greater than the incentive accrual recorded in the same quarter of the prior year.  Our management incentive plan is based primarily on our financial operating results.  As a result of increased staff in development and increased data security initiatives associated with our overall infrastructure upgrade efforts; we incurred $0.1 more of software maintenance expense as compared to the same quarter in the prior year

During the six months ended March 31, 2012, Payment Solutions incurred $16.3 million of general and administrative expenses, a $5.5 million or 51.0%, increase over the same period last year.  During the six months ended March 31, 2012, we recorded a restructuring charge of $1.5 million including relocation costs of $0.1 million related to the relocation of our principal executive offices from Reston, Virginia to Norcross,

Official Payments Holdings, Inc.

Georgia.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including leasehold improvements, net of accumulated amortization and deferred rent.  The restructuring charge is included in General and administrative expense in the accompanying Consolidated Statements of Operations.  We also incurred an increase in employee base compensation expense of $0.5 million and management incentive plan expense of $1.2 million compared to the first six months of fiscal 2011.  The increase in base compensation expense is primarily attributable to increased headcount in our technology organization. As discussed above, our share based compensation expense is $1.8 million greater in the six months ended March 31, 2012 as compared to the prior year period due to the reversal of the former CEO’s RSU’s.  We also experienced increases in software maintenance expense of $0.2 million and telephone expense of $0.2 million during the six months ended March 31, 2012 compared to the same period in the previous year associated with our overall infrastructure upgrade efforts.

VSA General and Administrative:  During the three and six months ended March 31, 2012, general and administrative costs for VSA operations increased $0.03 million, or 230.8%, and $0.2 million, or 100%, respectively, over the same periods last year.  This increase is attributable to the final payment received on a Pension project, which resulted in the reversal of bad debt expense previously recognized in the previous year.

Selling and Marketing (Continuing Operations)

Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and six months ended March 31, 2012 and 2011:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Selling and marketing
Payment Solutions	$2,152	$1,822	$330	18.1%
VSA	—	—	—	—
Total	$2,152	$1,822	$330	18.1%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Selling and marketing
Payment Solutions	$3,660	$3,372	$288	8.5%
VSA	—	—	—	—
Total	$3,660	$3,372	$288	8.5%

Payments Solutions Selling and Marketing:  During the three months ended March 31, 2012, Payments Solutions incurred $2.2 million of selling and marketing expenses, a $0.3 million, or 18.1%, increase over the same period last year.  The increase is primarily due to compensation related expenses including wages, commissions, and share based compensation which were $0.2 million greater than the three months ended March 31, 2011.  Travel related expenses were $0.1 greater in the three months ended March 31, 2012 compared to the same period in the previous year as a result of an increase in the number of face to face customer meetings with our sales force.

Official Payments Holdings, Inc.

During the six months ended March 31, 2012, Payment Solutions incurred $3.7 million of selling and marketing expenses, a $0.3 million or 8.5%, increase over the six months ended March 31, 2011.  The most significant factor in the year over year increase is the addition of $0.2 million in advertising expense.  Further contributing to the increase is $0.2 million in travel related expenses associated with increased headcount and a push towards face to face sales meetings.  Offsetting these increases is $0.1 million in decreased incentive based compensation as compared to the prior fiscal year.

During the remainder of fiscal year 2012, we anticipate an increase in selling and marketing expenses, primarily in labor and labor related expenses, as well as advertising expenses, as we focus on adding new clients and new services to existing clients.

VSA Selling and Marketing:  As a result of our decision to not pursue new contracts within the VSA segment, we did not incur any selling and marketing expenses during the three and six months ended March 31, 2012 and 2011.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and six months ended March 31, 2012 and 2011:

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Depreciation and amortization
Payment Solutions	$1,867	$1,806	$61	3.4%
VSA	—	—	—	—
Total	$1,867	$1,806	$61	3.4%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Depreciation and amortization
Payment Solutions	$3,770	$3,564	$206	5.8%
VSA	—	—	—	—
Total	$3,770	$3,564	$206	5.8%

Depreciation and amortization relating to Payment Solutions increased during the three and six months ended March 31, 2012 by $0.06 million, or 3.4%, and $0.2 million or 5.8%, respectively, primarily associated with internally developed software.  We did not incur any depreciation and amortization expense for our VSA operation for the three or six months ended March 31, 2012.

Other Income (Continuing Operations)

Interest income, net:  Interest income during the three and six months ended March 31, 2012 decreased $0.01 million and $0.1 million, respectively, compared to the three and six months ended March 31, 2011, attributable to both a decrease in the amount within our investment portfolio and decreases in interest rates.  Due to current market conditions, we have elected to maintain our excess funds in money market accounts.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)

During the three and six months ended March 31, 2012, we did not report an income tax provision due to our losses. For the three and six months ended March 31, 2011 we reported an income tax benefit of $186,000 and $185,000, respectively.  During the three and six months ended March 31, 2012, there

Official Payments Holdings, Inc.

were no intraperiod tax allocations because we incurred losses in our Discontinued Operations.  Our Continuing Operations benefitted from a required intraperiod tax allocation of $206,000  for the three and six months ended March 31, 2011 as a result of a loss in Continuing Operations and income recorded in Discontinued Operations.  The remaining provision for income taxes represents state tax obligations incurred by our Payment Solutions operations for both fiscal years.  Our Consolidated Statements of Operations for the three and six months ended March 31, 2012 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Our acquired federal net operating loss carryforward is limited to $3,350,000 per year pursuant to Internal Revenue Code Section 382, and approximately $14.5 million is still limited to this annual amount.  The balance of our federal net operating loss carryforwards, has approximately $2.0 million which is not eligible to use at March 31, 2012.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.

SECURITY

During the quarter ended March 31, 2012, one of our primary payment processors suffered a significant security breach incident.   We do not believe this incident directly impacted our Company, our systems or our clients or customers.  Official Payments maintains security systems and data security precautions intended to protect our systems, networks, and the information provided by our clients and their customers from theft, and unauthorized access, use, or disclosure.  Official Payments has been certified as Payment Card Industry (PCI) Data Security Standard (DSS) – Level 1 compliant.  We also believe that our systems comply with National Institute of Standards and Technology (NIST) standards for security, and with information security requirements of the Internal Revenue Service (IRS). Despite our efforts to protect the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources; we discuss the consequences of any such security breach in “Risk Factors” below.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012 we had $39.2 million in cash, cash equivalents and marketable securities compared with $39.7 million at September 30, 2011.

As discussed in Note 8—Contingencies and Commitments and Note 5—Customer Concentration and Risk our Consolidated Balance Sheets include settlements payable and receivable.  Our $39.2 million in cash and cash equivalents includes funds that have settled to us that we have not yet distributed to clients due to the timing of bank transactions of $3.3 million and $4.3 million of accrued discount fees.  These items reduce our cash available for company use.  Therefore, the cash and cash equivalents available to us at March 31, 2012 is $31.6 million (cash and cash equivalents less settlements payable and accrued discount fees plus settlements receivable).  Using the same calculation, we had $31.7 million available to us at September 30, 2011.  Due to the seasonality of our business we see an increase in the amount of our settlement processing assets and obligations at the end of our first fiscal quarter as compared to the fourth quarter of the previous fiscal year.  This is due to the increase in the number of payments being processed in the last week of the year for our property tax vertical market as well as our education vertical market.  At the end of the second quarter, we saw an increase in settlement processing assets and liabilities as compared to the fourth quarter of the previous fiscal year.  Contributing to this increase is the fact that our second fiscal quarter end fell on a Saturday and we are unable to transmit

Official Payments Holdings, Inc.

funds to our clients on days when the Federal Reserve is closed.  We also received a larger amount of IRS payments at the end of our second quarter than we had received at the end of the fourth quarter of the previous fiscal year or the end of the previous year’s second fiscal quarter.

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

Net Cash from Continuing Operations—Operating Activities.  During the six months ended March 31, 2012, our operating activities from Continuing Operations provided $1.7 million of cash.  This reflects a net loss of $3.0 million from Continuing Operations and $5.4 million of non-cash items.  During the six months ended March 31, 2012. $1.2 million of cash was generated by settlement processing assets and obligations.  An increase in accounts receivable used $0.1 million of cash, prepaid expenses used $0.2 million of cash and accounts payable and accrued expenses used $1.5 million of cash.

Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for the six months ended March 31, 2012 was $2.2 million for the purchase of equipment and software to support our Payment Solutions operations and additional goodwill related to the ChoicePay earn-out.

Net Cash from Continuing Operations—Financing Activities.  During the six months ended March 31, 2012, $17,000 of cash was used for capital lease obligations.

CONTRACTUAL OBLIGATIONS

During the three and six months ended March 31, 2012, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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

Our policy is to evaluate goodwill for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.  All of our goodwill and intangible assets are included in our Payment Solutions reporting unit. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit.  Fair value of the reporting unit is estimated using a combination of income-based and market-based valuation methodologies. Under the income approach, forecasted cash flows of a reporting unit are discounted to a present value using a discount rate commensurate with the risks of those cash flows.  Under the market approach, the fair value of a reporting unit is estimated based on trading multiples of a group of comparable public companies and from values implied by recent merger and acquisition transactions involving comparable companies.  An impairment charge is recorded if the carrying value of the Payment Solutions reporting unit goodwill

Official Payments Holdings, Inc.

exceeds its implied fair value.  We complete our annual impairment testing for goodwill in the fourth quarter of our fiscal year.  Based on our assessment as of September 30, 2011, we concluded that the fair value of the Payment Solutions reporting unit exceeded its carrying value by at least 50%.  Significant assumptions inherent in the valuation methodologies employed include, but are not limited to, projected business results, growth rates and discount rates.  These assumptions are based primarily on our historical results and expectations for future operations.  Our assumptions do not include the potential impacts of alternative payment methods payors might begin to use, significant changes in the overall economy or loss of significant customers, each of which would likely decrease our estimated fair value and potentially cause us to record an impairment of our recorded goodwill.

For a full discussion of our critical accounting policies and estimates, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents in a variety of securities including on demand deposits, and money market funds.  These securities are not generally subject to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in the past and may not be profitable in the future.  We have reported net losses of $7.2 million in fiscal 2011, $6.2 million in fiscal 2010, $11.5 million in fiscal 2009, $27.4 million in fiscal 2008, and $3.0 million in fiscal 2007.  We are undertaking steps and implementing strategies to reduce costs and increase revenues.  As part of our cost reduction efforts, we are seeking to negotiate more favorable terms and fees that we pay including with processors, partners, vendors, suppliers and other providers of our services.  We are in the process of consolidating certain vendors and suppliers of our business to achieve greater efficiency and reduce indirect and direct costs and expenses including cost of services, interchange related costs, processor fees, and other transaction expenses. We recently relocated our principal executive offices from Reston, Virginia to Norcross, Georgia as part of our strategic plan to eliminate duplicative operations and functions, improve efficiency, and save costs.  If we are unable to reduce costs and our cost reduction steps and strategies are not successful, our costs may increase, may remain the same, or may not be reduced significantly enough to enable us to be profitable, or our losses may increase.

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

Official Payments Holdings, Inc.

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

We process a high volume of time-sensitive payment transactions.  The majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 17 of the current tax year for federal tax payments.  If there is a defect or malfunction in our platforms or system software or hardware, an interruption or failure due to damage or destruction, a loss of system or platform functionality, a delay in our system processing speed, a lack of system capacity, or a loss of personnel on short notice, even for a short period of time, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in lost business and revenue and harm to our reputation.  We might be required to incur significant costs to remediate or address any such defect, malfunction, interruption, failure, loss of functionality, delay, lack of capacity, or loss of personnel. Our insurance may not provide coverage or be adequate to compensate us for losses that may occur as a result of any such event, or any system, platform, security or operational failure or disruption.

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

Official Payments Holdings, Inc.

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

We could suffer material losses or disruption of our business if we are not successful in integration and consolidation of operations and corporate functions.  In September 2011 we opened an office in Norcross, Georgia, and vacated our Reston, Virginia office, effective December 31, 2011.   As part of this transition we consolidated and continue to consolidate, certain resources, key positions, corporate departments and company functions including our financial operations  (financial planning and analysis, cash settlement/reconciliation, general ledger accounting, and tax functions) and certain product development, human resources, technology services, and facilities management functions. As a result of such consolidation, certain key employees are no longer employed by the Company and certain internal processes have changed, and continue to change, which resulted in the loss of certain historical knowledge from departing employees and changes in our systems, protocols and processes.  If this restructuring and consolidation is not successful, we could suffer disruption of our operations, systems or services, which could result in remediation efforts, increased costs, and material adverse impact on our business, reputation and stock price.

Security breaches or unauthorized access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information of clients and consumers.  We have programs, procedures and policies in place to protect against security breaches, unauthorized access and fraud.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar acts and events, causing interruption in service and loss or theft of confidential data and personally identifiable information that we process and/or store.  It is possible that our security controls over confidential information and personal data, our training on data security, and other practices we follow may not

Official Payments Holdings, Inc.

prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such actions or breaches.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other similar incidents involving the unauthorized access and theft of confidential data and personally identifiable information.  One of our primary payment processor vendors recently suffered a significant security breach incident, and additional incidents could occur in the future.  While we do not believe this incident directly impacted our Company or our clients, if client or consumer data and/or information was lost or stolen as a result of a security breach or unauthorized access,  such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors’ or suppliers’ systems, software or hardware could result in unauthorized access, theft, loss, disclosure, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, costs of notification, and a loss of clients and revenue.

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

Official Payments Holdings, Inc.

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

We are registered as a money services business with the Financial Crimes Enforcement Network (FinCEN), and we are licensed as a money transmitter in numerous states.  We are subject to compliance with federal and state laws and licensing regulations as a money services business and as a money transmitter including anti-money laundering laws and the USA Patriot Act.  We are also subject to the applicable rules of the credit/debit card associations, the National Automated Clearing House Association (NACHA), and other industry standards, privacy, data security, and other laws and regulations associated with payment transaction services which are critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We currently hold money transmitter licenses in 40 states and have pending applications for licensure as a money transmitter in several states.  We entered into consent orders with five states which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and three other states have imposed an assessment or fine.  In the future we may be subject to additional states’ money transmitter regulations, money laundering regulations, regulation of Internet transactions, consent orders, and related payment of fees and fines.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

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

Official Payments Holdings, Inc.

Subsequent to the sale of the UI business to RKV, the prime contractor, Haverstick Corporation, or Haverstick, the State, and RKV determined that the contract completion would be delayed and additional funding would be needed to complete the contract.  In November 2009 Haverstick cancelled its contract with RKV and directly rehired various RKV resources and contractors. Official Payments retains certain liabilities for completion of the project, and continues as the indemnitor under the performance bond.  The State and Haverstick have each alleged that we did not obtain consent to assign the contract to RKV prior to our divestment of the Unemployment Insurance business.  It is anticipated that the project will be completed by December 2012.  Mediation is expected to take place promptly after the project is finished to discuss the allocation of the costs of project completion.  If a claim is made in connection with services or products provided by either us or the acquiring company, or if the claim of breach of contract is successful, we could be subject to liability and damages, unanticipated expenses costs of defense, liquidated damages, and bond forfeiture.

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

Official Payments Holdings, Inc.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement dated May 4, 2012 between Official Payments Holdings, Inc. and Keith Omsberg †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†	Filed herewith.
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
Dated: May 10, 2012

	By:	/s/ Jeff Hodges
Jeff Hodges
Chief Financial Officer
(Principal Financial and Accounting Officer)

Official Payments Holdings, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated May 4, 2012 between Official Payments Holdings, Inc. and Keith Omsberg †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†	Filed herewith.
*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.