Form 10-Q
period 2012-06-30
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2012-08-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
At July 31, 2012 there were 16,641,621 shares of the Registrant's Common Stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the Company's future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends",  "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  The Company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: general economic conditions, which affect the Company's financial results in all our markets, which we refer to as "vertical markets," particularly the federal vertical market, the state and local tax vertical market and the property tax vertical market; effectiveness and performance of our systems, payment processing platforms and operational infrastructure; our ability to grow Payment Solutions revenue while reducing our costs, including processor and interchange related costs; the timing, initiation, completion, renewal, extension or early termination of client or partner contracts or projects; our ability to execute on our sales and product strategy and realize revenues from our business development opportunities; the impact of regulatory requirements; and unanticipated claims as a result of project performance, including due to the failure of software providers, processors, vendors, partners, or subcontractors to satisfactorily perform and complete engagements.  For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page of this report.
i

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$40,753	$39,760
Accounts receivable, net	4,350	4,467
Settlements receivable, net	12,848	7,648
Prepaid expenses and other current assets	1,497	2,368
Total current assets	59,448	54,243

Property, equipment and software, net	17,617	18,189
Goodwill	17,551	17,460
Other intangible assets, net	1,491	4,037
Other assets	585	238
Total assets	$96,692	$94,167

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$63	$1,057
Settlements payable	13,989	9,812
Accrued compensation liabilities	4,778	2,721
Accrued discount fees	6,933	4,900
Other accrued liabilities	2,260	3,703
Accrued restructuring charges	314	178
Deferred income	244	439
Total current liabilities	28,581	22,810
Other liabilities:
Deferred rent	78	1,556
Accrued restructuring charges	991	-
Other liabilities	168	28
Total other liabilities	1,237	1,584
Total liabilities	29,818	24,394

Contingencies and commitments (Note 8)	-	-

Shareholders' equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	-	-
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,817 and 20,817; shares outstanding: 16,642 and 16,642	194,740	193,732
Treasury stock-at cost, 4,175 shares	(31,383)	(31,383)
Accumulated deficit	(96,483)	(92,576)
Total shareholders' equity	66,874	69,773
Total liabilities and shareholders' equity	$96,692	$94,167

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$39,163	$38,443	$106,820	$101,679

Costs and expenses:
Direct costs	28,922	30,696	75,697	78,898
General and administrative	6,601	5,530	23,096	16,339
Selling and marketing	2,635	1,690	6,296	5,062
Depreciation and amortization	1,851	1,856	5,620	5,420
Total costs and expenses	40,009	39,772	110,709	105,719
Loss from continuing operations before other income and income taxes	(846)	(1,329)	(3,889)	(4,040)

Other income:
Interest (expense) income, net	(1)	19	-	76
Total other income	(1)	19	-	76

Loss from continuing operations before income taxes	(847)	(1,310)	(3,889)	(3,964)
Income tax provision (benefit)	5	46	5	(139)

Loss from continuing operations	(852)	(1,356)	(3,894)	(3,825)
(Loss) gain from discontinued operations, net	(1)	(76)	(13)	226

Net loss	$(853)	$(1,432)	$(3,907)	$(3,599)

(Loss) gain per share-Basic and diluted:
From continuing operations	$(0.05)	$(0.08)	$(0.23)	$(0.22)
From discontinued operations	-	-	-	0.01
Loss per share-Basic and diluted	$(0.05)	$(0.08)	$(0.23)	$(0.21)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,642	16,951	16,642	17,252

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2012	2011	2012	2011
Net loss	$(853)	$(1,432)	$(3,907)	$(3,599)
Other comprehensive income, net of tax:
Unrealized gain on investment in marketable securities	-	-	-	1
Other comprehensive income	-	-	-	1
Comprehensive loss	$(853)	$(1,432)	$(3,907)	$(3,598)

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,907)	$(3,599)
Less: (Loss) gain from discontinued operations, net	(13)	226
Loss from continuing operations, net	(3,894)	(3,825)
Non-cash items included in net loss:
Restructuring costs	803	-
Depreciation and amortization	5,620	5,420
Provision for doubtful accounts	26	457
Deferred rent	(3)	415
Share-based compensation	1,008	(523)
Capitalized software impairment loss	-	268
Net effect of changes in assets and liabilities:
Accounts receivable, net	91	710
Settlement processing assets and obligations, net	(1,023)	1,991
Prepaid expenses and other assets	524	(273)
Accounts payable and accrued liabilities	1,526	(3,226)
Income taxes receivable	-	(62)
Other long term liabilities	161	-
Deferred income	(195)	(150)
Cash provided by operating activities from continuing operations	4,644	1,202
Cash used in operating activities from discontinued operations	(13)	(138)
Cash provided by operating activities	4,631	1,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	-	(13,248)
Maturities of available-for-sale securities	-	14,576
Maturities of restricted investments	-	983
Capitalized internally developed software	(1,911)	(1,063)
Purchase of equipment and software	(1,610)	(2,111)
Additions to goodwill-ChoicePay acquisition	(91)	(56)
Cash used in investing activities from continuing operations	(3,612)	(919)
Cash provided by investing activities from discontinued operations	-	364
Cash used in investing activities	(3,612)	(555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	-	(10,363)
Net proceeds from issuance of common stock	-	482
Capital lease obligations and other financing arrangements	(26)	(25)
Cash used in financing activities	(26)	(9,906)
Net increase (decrease) in cash and cash equivalents	993	(9,397)
Cash and cash equivalents at beginning of period	39,760	45,757
Cash and cash equivalents at end of period	$40,753	$36,360

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2	$3
Income taxes paid, net	$1	$74
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	-	$18
Investments released from restriction	-	$327

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1-NATURE OF OPERATIONS AND BASIS OF PRESENTATION
NATURE OF OPERATIONS
Official Payments Holdings, Inc., or Official Payments (formerly known as Tier Technologies, Inc.) primarily provides electronic payment solutions ("Payment Solutions"), which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We operate in the following biller direct markets:

•	Property Tax-which includes state and local real property tax payments;
•	Federal-which includes federal income and business tax payments;
•	State and Local Tax-which includes state and local income tax payments and business tax payments;
•	Utility-which includes payments to private and public utilities;
•	Education-which consists of services to post-secondary educational institutions; and
•
Other-which includes charitable giving, local government fines and fees, motor vehicle registration and payments, rent, insurance, K-12 education meal payments and fee payments and personal property tax payments.

We also operate in one other business area called our Voice and Systems Automation, or VSA, business, which we expect to wind down during fiscal year 2013, because we do not believe the services are compatible with our long-term strategic direction.  VSA provides call center interactive voice response systems and support services, including customization, installation and maintenance.  For additional information about our Payment Solutions and VSA operations, see Note 10 - Segment Information.

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

NOTE 2-RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update, or ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of level 1 and 2 fair value hierarchy, and about disclosures about purchases, sales, issuances and settlements relating to Level 3

Official Payments Holdings, Inc.

measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for disclosures for Level 3 fair value measurements, which became effective for us with the reporting period beginning October 1, 2011.  The adoption of this ASU had no impact on our financial position or results of operations.
FASB ASU 2010-28.  In December 2010, the FASB issued FASB ASU 2010-28, which affects entities evaluating goodwill for impairment under FASB ASC 350-20.  ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists.  If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test.  ASU 2010-28 is effective for impairment tests performed during an entity's fiscal year beginning after December 15, 2010, with early adoption not permitted.  We adopted this ASU effective October 1, 2011.  The initial adoption of this ASU had no impact on our financial position or results of operations.
FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though a business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This ASU became effective for us October 1, 2011, and is applied to business combinations for which the acquisition date is on or after the effective date.  The initial adoption of this ASU had no impact on our financial position or results of operations.
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
FASB ASU 2011-08.  In September 2011, the FASB issued FASB ASU 2011-08, which allows entities testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  We will adopt this ASU effective October 1, 2012.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.
FASB ASU 2011-11.  In December 2011, the FASB issued FASB ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning October 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact of ASU 2011-11.

Official Payments Holdings, Inc.
NOTE 3-INVESTMENTS
At June 30, 2012 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.
NOTE 4-FAIR VALUE MEASUREMENTS

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
Level 1-	Quoted prices in active markets for identical assets or liabilities.
Level 2-
Inputs other than quoted prices in active markets, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-	Unobservable inputs, for which there is little or no market data for the assets or liabilities.

The following table presents the fair value hierarchy for our financial assets, comprised of cash equivalents, measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011:
Fair value measurements as of June 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,253	$-	$-	$8,253

Fair value measurements as of September 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury bills	$7,200	$-	$-	$7,200
Money market	1,045	-	-	1,045
Total	$8,245	$-	$-	$8,245
The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

NOTE 5-CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of governmental customers.  Typically, the contracts allow these customers to terminate all or part of the contract for convenience or cause.  We have one client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from Payment Solutions operations.

Official Payments Holdings, Inc.

The following table shows the revenues specific to our contract with the IRS:
	Nine months ended June 30,
(in thousands, except percentage)	2012	2011
Revenue	$17,893	$18,592
Percentage of Payment Solutions revenue	16.9%	18.5%
Accounts receivable, net.  We reported $4.4 million and $4.5 million in Accounts receivable, net on our Consolidated Balance Sheets for June 30, 2012 and September 30, 2011, respectively.  This item represents receivables from our customers and other parties that we expect to receive.  Approximately 4.1% and 7.0% of the balances reported at June 30, 2012 and September 30, 2011, respectively, represent Accounts receivable, net that is attributable to operations that we intend to wind down during fiscal 2013.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions customers.  None of our customers have receivables that exceed 10% of our total receivable balance.  As of June 30, 2012 and September 30, 2011, Accounts receivable, net includes an allowance for uncollectible accounts of $0.2 million and $0.4 million, respectively.

Settlements receivable, net.  As of June 30, 2012 and September 30, 2011, we reported $12.8 million and $7.6 million, respectively, in Settlements receivable, net on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various clients, using credit or debit cards or via ACH payments.  We record a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the client.  Once we receive confirmation the funds have been received, we settle the obligation to the client.  See Note 8-Contingencies and Commitments for information about the settlements payable to our clients.
NOTE 6-GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, we may be required to pay an earn-out of up to $2.0 million through December 31, 2013, based on a percentage of the gross profits generated by specific client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2012:
(in thousands)	Payment Solutions	Total
Balance at September 30, 2011	$17,460	$17,460
ChoicePay, Inc. earn out	91	91
Balance at June 30, 2012	$17,551	$17,551
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  No such events occurred during the nine months ended June 30, 2012.  There has been no impairment of our goodwill to date.

Official Payments Holdings, Inc.
OTHER INTANGIBLE ASSETS, NET
All of our other intangible assets are finite lived and included in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below their carrying value.  No such events occurred during the nine months ended June 30, 2012.  The following table summarizes Other intangible assets, net, for our Continuing Operations:

		June 30, 2012			September 30, 2011
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-15 years	$26,059	$(25,108)	$951	$26,059	$(23,083)	$2,976
Technology and research and development	5 years	1,842	(1,399)	443	1,842	(1,160)	682
Trademarks	6-10 years	3,463	(3,366)	97	3,463	(3,084)	379
Other intangible assets, net		$31,364	$(29,873)	$1,491	$31,364	$(27,327)	$4,037
During the three months ended June 30, 2012 and June 30, 2011, we recognized $0.84 million and $0.86 million of amortization expense on our other intangible assets, respectively.  During the nine months ended June 30, 2012 and June 30, 2011, we recognized $2.5 million and $2.6 million of amortization expense on our other intangible assets, respectively.
NOTE 7-INCOME TAXES
Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2012	2011	2012	2011
Current income tax (benefit) provision:
State	$5	$(8)	$5	$12
Federal	-	-	-	-
Total (benefit) provision for income taxes	$5	$(8)	$5	$12
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
Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders' equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the

Official Payments Holdings, Inc.

various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Our Discontinued Operations did not generate taxable income during the three and nine month periods ended June 30, 2012 and for the three months ended June 30, 2011; therefore we were not required to record an intra-period allocation.  For the nine months ended June 30, 2011 income tax expense related to Continuing Operations includes a benefit of $0.2 million due to the required intra-period tax allocation while Discontinued Operations includes a charge of $0.2 million related to a gain on disposal of discontinued operations.
UNRECOGNIZED TAX BENEFITS
We have examined our current and past tax positions, and have concluded that it is more likely than not that these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of June 30, 2012, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2007.  As of June 30, 2012, we were not engaged in a federal tax audit. Currently, we are in the process of providing information for a Virginia state income tax audit covering November 1, 2007 through October 31, 2010.
As of June 30, 2012, we had no unrecognized tax benefits.
NOTE 8-CONTINGENCIES AND COMMITMENTS
LEGAL ISSUES
From time to time during the normal course of business, we are a party to litigation and/or other claims.  At June 30, 2012, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At June 30, 2012 and September 30, 2011, we had legal accruals of $0.6 million and $0.8 million, respectively.
SETTLEMENTS PAYABLE
Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utility companies and other public sector clients.  As individuals and businesses settle their obligations to our clients, we generate a receivable from the credit or debit card company and a payable to the client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the client.  This process can result in unsettled funds at the end of a reporting period.  We had $14.0 million and $9.8 million, respectively, of settlements payable at June 30, 2012 and September 30, 2011.
CREDIT RISK
We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At June 30, 2012, our investment portfolio was comprised of money market funds.  The reported value of our investment portfolio and cash and cash equivalents approximate fair value.
PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS
Pursuant to the terms of money transmitter licenses we obtain with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At June 30, 2012, we had $12.9 million of bonds posted in connection with state money transmitter licenses.  There were no claims pending against any of these bonds.
Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are

Official Payments Holdings, Inc.

expensed over the life of each bond.  At June 30, 2012, we had $4.1 million of bonds posted with clients.  There were no claims pending against any of these bonds.
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
Since the sale of the UI business in February 2009, we have had limited access to information about the project status and scope and have not received an accounting of the project tasks and their related costs to complete the contract.  In 2009, we offered $420,000 as a contribution towards project completion.  The project is scheduled to be completed in December 2012 and mediation is expected to take place after the completion of the project, to discuss the allocation of the cost of project completion.
EMPLOYMENT AGREEMENTS
As of June 30, 2012, we had employment and change of control agreements with several key employees.  If certain termination or change of control events were to occur under these contracts as of June 30, 2012, we would be required to pay up to $4.3 million.
OPERATING AND CAPITAL LEASE OBLIGATIONS
As of June 30, 2012, our principal lease commitments consisted of obligations outstanding under operating leases. We lease most of our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in our financial statements for the year ended September 30, 2011.
INDEMNIFICATION AGREEMENTS
Our Certificate of Incorporation obligates us to indemnify our directors and officers against all expenses, judgments, fines and amounts paid in settlement for which such persons become liable as a result of acting in any capacity on behalf of Official Payments, if the director or officer meets the standard of conduct specified in the Certificate, and subject to the limitations specified in the Certificate.  In addition, we have indemnification agreements with certain of our directors and officers, which supplement the indemnification obligations in our Certificate.  These agreements generally obligate us to indemnify the indemnitees against expenses incurred because of their status as a director or officer, if the indemnitee meets the standard of conduct specified in the agreement, and subject to the limitations specified in the agreement.
NOTE 9-RESTRUCTURING
During the three months ended December 31, 2011, we moved our principal executive offices from Reston, Virginia to Norcross, Georgia, to reduce general and administrative costs and take advantage of the electronic payments industry employee resources in the Atlanta area.  We incurred total expenses of approximately $1.6 million, including $0.1 million of employee relocation cost and $1.5 million of facilities related restructuring cost during the nine months ended June 30, 2012.  We have vacated and sublet our Reston, Virginia facility as of December 31, 2011.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including net leasehold improvements of $1.0 million, and deferred rent.  Our lease on the Reston, Virginia facility ends in April 2018.  The restructuring charge is included in General and administrative expense in the

Official Payments Holdings, Inc.

accompanying Consolidated Statements of Operations and is within the Payment Solutions reporting segment.
The following table summarizes restructuring liabilities activity associated with Continuing Operations for the nine months ended June 30, 2012:
(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2011	$178	$-	$-	$178
Additions	-	106	1,493	1,599
Reversal of deferred rent, net	-	-	502	502
Cash payments	(178)	(106)	(690)	(974)

Balance at June 30, 2012	$-	$-	$1,305	$1,305

NOTE 10-SEGMENT INFORMATION
Our business consists of two reportable segments: Payment Solutions and Voice Systems Automation, or VSA.  The following table presents the results of operations for our Payment Solutions operations and our VSA operations for the three and nine months ended June 30, 2012 and 2011:
(in thousands)	Payment Solutions	VSA	Total
Three months ended June 30, 2012:
Revenues	$38,906	$257	$39,163
Costs and expenses:
Direct costs	28,776	146	28,922
General and administrative	6,584	17	6,601
Selling and marketing	2,635	-	2,635
Depreciation and amortization	1,851	-	1,851
Total costs and expenses	39,846	163	40,009
(Loss) income from continuing operations before other income and income taxes	(940)	94	(846)
Other income:
Interest income, net	(1)	-	(1)
Total other income	(1)	-	(1)
(Loss) income from continuing operations before taxes	(941)	94	(847)
Income tax provision	5	-	5
(Loss) income from continuing operations	$(946)	$94	$(852)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Three months ended June 30, 2011:
Revenues	$38,090	$353	$38,443
Costs and expenses:
Direct costs	30,622	74	30,696
General and administrative	5,519	11	5,530
Selling and marketing	1,690	-	1,690
Depreciation and amortization	1,856	-	1,856
Total costs and expenses	39,687	85	39,772
(Loss) income from continuing operations before other income and income taxes	(1,597)	268	(1,329)
Other income:
Interest income, net	19	-	19
Total other income	19	-	19
(Loss) income from continuing operations before taxes	(1,578)	268	(1,310)
Income tax provision	46	-	46
(Loss) income from continuing operations	$(1,624)	$268	$(1,356)

(in thousands)	Payment Solutions	VSA	Total
Nine months ended June 30, 2012:
Revenues	$105,678	$1,142	$106,820
Costs and expenses:
Direct costs	75,099	598	75,697
General and administrative	22,906	190	23,096
Selling and marketing	6,296	-	6,296
Depreciation and amortization	5,620	-	5,620
Total costs and expenses	109,921	788	110,709
(Loss) income from continuing operations before other income and income taxes	(4,243)	354	(3,889)
Other income:
Interest income, net	-	-	-
Total other income	-	-	-
(Loss) income from continuing operations before taxes	(4,243)	354	(3,889)
Income tax benefit	(5)	-	(5)
(Loss) income from continuing operations	$(4,248)	$354	$(3,894)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Nine months ended June 30, 2011:
Revenues	$100,471	$1,208	$101,679
Costs and expenses:
Direct costs	78,705	193	78,898
General and administrative	16,328	11	16,339
Selling and marketing	5,062	-	5,062
Depreciation and amortization	5,420	-	5,420
Total costs and expenses	105,515	204	105,719
(Loss) income from continuing operations before other income and income taxes	(5,044)	1,004	(4,040)
Other income:
Interest income, net	76	-	76
Total other income	76	-	76
(Loss) income from continuing operations before taxes	(4,968)	1,004	(3,964)
Income tax benefit	(139)	-	(139)
(Loss) income from continuing operations	$(4,829)	$1,004	$(3,825)
Our total assets for each of these businesses are shown in the following table:
(in thousands)	June 30, 2012	September 30, 2011
Continuing operations:
Payment Solutions	$96,509	$93,834
VSA	183	333
Total assets	$96,692	$94,167

NOTE 11-SHARE-BASED PAYMENT
Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At June 30, 2012, there were 1,170,709 shares of common stock available for future issuance under the Plan.
STOCK OPTIONS-AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN
The following table shows the weighted-average assumptions we used to calculate the fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 27,750 options from the Plan during the three months ended June 30, 2012 and during the nine months ended June 30, 2012, we awarded 427,250 options from the Plan.

Official Payments Holdings, Inc.
	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	4.21
Interest rate (based on U.S. Treasury yields at time of grant)	0.78%	1.91%	0.92%	1.83%
Volatility	48.71%	46.37%	48.76%	46.48%
Dividend yield	-	-	-	-
Weighted-average fair value of options granted	$1.98	$1.99	$1.56	$2.08
Weighted-average intrinsic value of options exercised (in thousands)	$-	$36	$-	$119
Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.
STOCK OPTIONS-INDUCEMENT GRANTS
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
The following table shows the assumptions used to calculate the fair value of these awards:
	CFO award	CEO award
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.59%	1.40%
Volatility	46.21%	45.50%
Dividend yield	-	-
Fair value of options granted	$1.95	$2.08
STOCK OPTIONS
Stock option activity for all option grants for the nine months ended June 30, 2012 is as follows:
		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at September 30, 2011	3,083	$6.42
Granted	427	3.64
Exercised	-	-
Forfeitures or expirations	(249)	7.69
Options outstanding at June 30, 2012	3,261	$5.96	7.65 years	$177
Options vested and expected to vest at June 30, 2012	2,739	$5.98	7.83 years	$153
Options exercisable at June 30, 2012	1,359	$7.31	6.23 years	$-

Official Payments Holdings, Inc.
Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense for the three and nine months ended June 30, 2012 was $0.3 million and $1.0 million, respectively.  During the three months and nine months ended June 30, 2011 we recognized $0.3 million and $0.7 million, respectively, in stock based compensation expense.
As of June 30, 2012 a total of $2.9 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.74 year weighted-average period.

RESTRICTED STOCK UNITS
In March 2011, we reversed $1.5 million in expense related to restricted stock units awarded to our former CEO which did not vest.
BOARD OF DIRECTOR RESTRICTED STOCK UNITS
Our non-employee Board members are awarded 9,000 restricted stock units annually upon their election to our Board at our annual meeting.  The following awards are outstanding as of June 30, 2012:
	Total restricted stock units awarded	Vesting date
2012 annual meeting	63,000	April 13, 2013

The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  During February 2010 we entered into an agreement in which two board members not standing for re-election at our 2010 annual meeting of stockholders were vested on April 8, 2010 of the restricted stock units that they were awarded in March 2009.
The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:
(in thousands)	2012 annual meeting	2011 annual meeting	2009 annual meeting
Expense recognized for the quarter ended June 30, 2012	$51	$(7)	$-
Expense recognized through June 30, 2012	$51	$299	$416 (a	)
Expense recognized through vesting date	(b)	299	416
a.This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.
b.Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter. We are unable to estimate the expense expected to be recognized for these awards.

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

The specific share performance targets were not met as of the expiration of the plan on December 4, 2011, and therefore these PSUs expired unawarded.

Official Payments Holdings, Inc.
NOTE 12-LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:
	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(852)	$(1,356)	$(3,894)	$(3,825)
Discontinued operations, net of income taxes	(1)	(76)	(13)	226
Net loss	$(853)	$(1,432)	$(3,907)	$(3,599)
Denominator:
Weighted-average common shares outstanding	16,642	16,951	16,642	17,252
Effects of dilutive common stock options	-	-	-	-
Adjusted weighted-average shares	16,642	16,951	16,642	17,252
(Loss) income per basic and diluted share
From continuing operations	$(0.05)	$(0.08)	$(0.23)	$(0.22)
From discontinued operations	-	-	-	0.01
Loss per basic and diluted share	$(0.05)	$(0.08)	$(0.23)	$(0.21)
The following options were not included in the computation of diluted loss per share because the exercise price exceeds than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:
	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2012	2011	2012	2011
Weighted-average options excluded from computation of diluted loss per share	2,845	2,613	2,887	1,567
Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:
	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2012	2011	2012	2011
Common stock equivalents excluded from computation of diluted loss per share	-	1	-	4

Official Payments Holdings, Inc.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A.  Risk Factors of this Quarterly Report on Form 10-Q and other factors discussed in this section.  For more information regarding what constitutes a forward-looking statement, refer to the Private Securities Litigation Reform Act Safe Harbor Statement on page .
The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of Official Payments Holdings, Inc. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
OVERVIEW
Official Payments Holdings, Inc., or Official Payments, is a leading provider of biller direct electronic payment solutions.  These solutions provide processing for Web, call center and point-of-sale environments.  We work with several payment processors and other payment service providers to offer our clients a single source solution that simplifies electronic payment management.  Our solutions include multiple payment options, including bill presentment, convenience payments, installment payments and flexible payment scheduling.  Our solutions offer our clients a range of online payment options, including credit and debit cards, electronic checks, cash and money orders, and alternative payment types.
SUMMARY OF OPERATING RESULTS
The following table provides a summary of our operating results by segment for the three and nine months ended June 30, 2012, for our Payment Solutions, our VSA operations and our Discontinued Operations:
	Three months ended June 30, 2012		Nine months ended June 30, 2012
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share	Net (loss) income	(Loss) earnings per share
Continuing Operations:
Payment Solutions	$(946)	$(0.06)	$(4,248)	$(0.25)
VSA	94	0.01	354	0.02
Total Continuing Operations	$(852)	$(0.05)	$(3,894)	$(0.23)

Total Discontinued Operations	$(1)	$-	$(13)	$-

Net loss	$(853)	$(0.05)	$(3,907)	$(0.23)
2012 INITIATIVES
We believe that the changes made in fiscal year 2011 continue to result in improved performance in fiscal year 2012. We completed the relocation of our principal executive offices to our Norcross, Georgia office and closed our Reston, Virginia facility during the quarter ended December 31, 2011. In connection with this move, we made significant personnel upgrades in Finance and Accounting, Sales and Business Development, Product Management, Operations, Software Development and Technology Infrastructure.

Official Payments Holdings, Inc.
We continue to make significant investments in hardware, software, and services to improve the reliability and security of our services, and to provide the capacity that will enable us to handle significant increases in transaction volume.  To increase efficiency, we are reducing the number of separate data centers.  We transferred customer support and reporting capabilities from a data center adjacent to our San Ramon, California office to our Tulsa, Oklahoma data center and moved a number of corporate support IT functions to our Norcross data center.
In addition to infrastructure upgrades, we are investing in new product capabilities to meet the needs of both existing clients and new prospects. We remain focused on the government, higher education, and municipal utility markets, and will continue to explore opportunities to expand our presence in the charitable giving market.  We currently support three processing platforms, a legacy of the acquisitions that led to the formation of the company as it exists today, but we believe that efficiency and earnings leverage are attainable from a single processing platform. We therefore intend to execute the previously discussed platform consolidation project during the next 12 to 18 months.
We are also working to reduce our overall processing costs, including interchange fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher customer adoption and resulting higher net revenue.  After we concluded our second quarter we were informed that VISA is implementing a Fixed Acquirer Network Fee ("FANF"), effective April 1, 2012.  The FANF is a fee to allow merchant processors to access the VISA network.  We are evaluating the impact of FANF on our overall processing costs based on the number of clients for whom we process transactions.  The FANF charge imposed by VISA could cause a significant increase in our processing costs.
On October 1, 2011, the final rules implementing the Durbin Amendment, or Durbin, to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Financial Reform Act, became effective. Durbin limits debit card interchange rates that card issuing banks may charge.  Beginning in the first quarter of our fiscal year 2012, we experienced a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions.  We anticipate realizing benefits from Durbin throughout the remainder of our fiscal year 2012.  We believe it is too early to predict the long-term impact of Durbin.
RESULTS OF OPERATIONS
The following table provides an overview of our results of operations for the three and nine months ended June 30, 2012 and 2011:
	Three months ended		Variance
	June 30,		2012 v. 2011
(in thousands, except percentages)	2012	2011	$	%
Revenues	$39,163	$38,443	$720	1.9%
Costs and expenses	40,009	39,772	237	0.6%
Loss from continuing operations before other income and income taxes	(846)	(1,329)	483	36.4%
Other income	(1)	19	(20)	(105.3)%
Loss from continuing operations before income taxes	(847)	(1,310)	463	35.3%
Income tax provision	5	46	(41)	(89.1)%
Loss from continuing operations	(852)	(1,356)	504	37.1%
Loss from discontinued operations, net	(1)	(76)	(75)	98.7%
Net loss	$(853)	$(1,432)	$579	40.4%

Official Payments Holdings, Inc.
	Nine months ended		Variance
	June 30,		2012 v. 2011
(in thousands, except percentages)	2012	2011	$	%
Revenues	$106,820	$101,679	$5,141	5.1%
Costs and expenses	110,709	105,719	4,990	4.7%
Loss from continuing operations before other income and income taxes	(3,889)	(4,040)	151	3.7%
Other income	-	76	(76)	(100.0)%
Loss from continuing operations before income taxes	(3,889)	(3,964)	75	1.9%
Income tax provision (benefit)	5	(139)	(144)	(103.6)%
Loss from continuing operations	(3,894)	(3,825)	(69)	(1.8)%
(Loss) gain from discontinued operations, net	(13)	226	(239)	(105.8)%
Net loss	$(3,907)	$(3,599)	$(308)	(8.6)%
The following sections describe the reasons for key variances in the results that we are reporting for Continuing Operations.
CONTINUING OPERATIONS
The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our Payment Solutions business and our VSA operations.
We present Payment Solutions net revenue, a non-GAAP financial measure.  We believe this measure is useful for evaluating our business and our performance against peer companies within the electronic payments industry.  We also believe that this measure provides investors with additional information about financial measures used by management in its financial and operational decision-making.  We define Payment Solutions net revenue as Payment Solutions gross revenue less Discount fees which includes interchange fees and other processing-related dues, assessments and fees.  Payment Solutions gross revenue is defined as revenue from continuing operations less revenue from VSA operations.  Non-GAAP financial measures should not be considered a substitute for the reported results prepared in accordance with US GAAP.  Our definitions used to calculate non-GAAP financial measures may differ from those used by other companies.  The following table provides the reconciliation from Payment Solutions net revenue to the most comparable GAAP measure, revenue from continuing operations for the three and nine months ended June 30, 2012 and 2011:

	Net Revenue
	Three months ended June 30,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Revenue from continuing operations	$39,163	$38,443	$720	1.9%
Less:
VSA revenue	257	353	(96)	(27.2)%
Payment Solutions gross revenue	38,906	38,090	816	2.1%
Less:
Discount fees	27,134	29,170	(2,036)	(7.0)%
Payment Solutions net revenue	$11,772	$8,920	$2,852	32.0%

Official Payments Holdings, Inc.
	Net Revenue
	Nine months ended June 30,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Revenue from continuing operations	$106,820	$101,679	$5,141	5.1%
Less:
VSA revenue	1,142	1,208	(66)	(5.5)%
Payment Solutions gross revenue	105,678	100,471	5,207	5.2%
Less:
Discount fees	70,415	74,462	(4,047)	(5.4)%
Payment Solutions net revenue	$35,263	$26,009	$9,254	35.6%

Payment Solutions net revenue increased 32.0% to $11.8 million during the three months ended June 30, 2012 from $8.9 million during the three months ended June 30, 2011. For the nine months ended June 30, 2012 Payment Solutions net revenue increased 35.6% or $9.3 million compared to the nine months ended June 30, 2011.  The increase in net revenue was driven primarily by lower interchange rates we incurred for processing consumer payments.  Late in the first quarter of fiscal year 2012 we began to realize savings associated with negotiating lower processing fees for some of our customers.  These savings continued during the second and third quarters of fiscal year 2012.  There is no assurance that these savings will continue in future periods.

Revenues (Continuing Operations)
The following table compares the revenues generated by our Continuing Operations during the three and nine months ended June 30, 2012 and 2011:

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Revenues
Payment Solutions	$38,906	$38,090	$816	2.1%
VSA	257	353	(96)	(27.2)%
Total	$39,163	$38,443	$720	1.9%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Revenues
Payment Solutions	$105,678	$100,471	$5,207	5.2%
VSA	1,142	1,208	(66)	(5.5)%
Total	$106,820	$101,679	$5,141	5.1%
The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.
Payment Solutions Revenues:  Payment Solutions provides electronic processing solutions, including payment of taxes, fees and other obligations owed to government entities, educational institutions, utilities

Official Payments Holdings, Inc.
and other public sector clients.  Payment Solutions' revenues reflect the number of contracts with clients, the volume of transactions processed under each contract and the rates that we charge for each transaction that we process. Payment Solutions generated $38.9 million of revenues during the three months ended June 30, 2012, a $0.8 million, or 2.1%, increase over the three months ended June 30, 2011.  During the three months ended June 30, 2012, we processed 1.7% fewer transactions than we did in the same period last year; however, the average payment increased 9.5% compared to the same quarter in 2011.  The increase in average payments represented 7.7% more dollars processed in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  We believe the growth in dollars processed is due primarily to increased size of federal and real property tax payments.
Payment Solutions generated $105.7 million of revenues during the nine months ended June 30, 2012, a $5.2 million, or 5.2%, increase over the nine months ended June 30, 2011.  During the nine months ended June 30, 2012, we processed 0.5% more transactions than we did in the same period last year, representing 10.0% more dollars.  See the prior paragraph for a discussion of growth in dollars processed compared to transactions, as well as average payment size.  Most of our vertical markets experienced an increase in transactions processed during the nine months ended June 30, 2012 compared to the same period last year, ranging from 0.7% to 43.4%.  However, our Utilities vertical market incurred a 14.6% decrease in transactions processed for the nine months ended June 30, 2012 when compared to the same period in the prior year, again due to a decrease in transactions for large utilities.
The Federal vertical is composed primarily of two components:  (1) a partnership with an online tax filing service and (2) our contract with the IRS, which we traditionally implement through our primary brand, Official Payments.  Both components faced new competitive pressures this tax season.  Our partnership with the online tax filing service, which had been exclusive to us is now in its third year of reduced volume as another payments services company has the primary position.  Our contract with the IRS continues in its third year in which there are three providers of electronic payment services; we are listed in position two this year on the IRS website.  The number of transactions we processed through the IRS contract for this tax season, which started January 1, 2012, has decreased 5% through the end of the third quarter of fiscal 2012, as compared with the same period in 2011.  However, the average payment size to the IRS for this tax season has increased 6%, reversing trends in prior years related to the average payment size.
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
•
Our revenue from a transaction depends on whether we receive (1) a flat fee for the transaction, or (2) a percentage of the amount paid.  Across our client base, there is variability in the size of the flat fees and the percentages we receive.  The mix of flat fees and percentages, their sizes, and the resulting revenues depend on, among other things, the regulation of payment networks, the competition we face, and the level of service we provide.  When our revenue is based on a percentage of the amount paid, our revenue will fluctuate based on the size of the payment which itself will be affected by various factors.

•
Our direct cost for a transaction depends principally on how the payment is made.  It costs us more to process certain types of transactions and less to process other types of transactions.  We discuss our Payment Solutions direct costs in more detail below.

•
The number of transactions we process and the mix of transactions among vertical markets are influenced by, among other things, bill-payers' preferences, the shift among federal, state, and local governments, educational institutions, and private entities to electronic payment options; the success of our sales and marketing effort; and the attractiveness of our products and services.

Official Payments Holdings, Inc.
Each of these factors is subject to change, and as a result, our gross margin from Continuing Operations and our gross margin percentage may change at different rates from each other.
We expect to see continued revenue growth in fiscal year 2012 compared with fiscal year 2011 as we continue to experience larger average payment size.
VSA Revenues:  During the three months ended June 30, 2012, our VSA operations generated $0.3 million in revenues, a $0.1 million, or 27.2%, decrease from the three months ended June 30, 2011.  During the nine months ended June 30, 2012, VSA generated $1.1 million in revenues, a $0.07 million, or 5.5%, decrease from the nine months ended June 30, 2011.  We expect to continue to see decreases in VSA revenues as we continue to complete and wind down existing maintenance projects over the next 12 to 15 months.
Direct Costs (Continuing Operations)
Direct costs, which represent costs directly attributable to providing services to clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees and assessments payable to banks and payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three and nine months ended June 30, 2012 and 2011:

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Direct costs
Payment Solutions:
Discount fees	$27,134	$29,170	$(2,036)	(7.0)%
Other costs	1,642	1,452	190	13.1%
Total Payment Solutions	28,776	30,622	(1,846)	(6.0)%
VSA	146	74	72	97.3%
Total	$28,922	$30,696	$(1,774)	5.8%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Direct costs
Payment Solutions:
Discount fees	$70,415	$74,462	$4,047	(5.4)%
Other costs	4,684	4,243	441	10.4%
Total Payment Solutions	75,099	78,705	(3,606)	(4.6)%
VSA	598	193	405	209.8%
Total	$75,697	$78,898	$(3,201)	(4.1)%
The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.
Payment Solutions Direct Costs:  We experienced a decrease in our Payment Solutions direct costs of $1.8 million, or 6.0%, during the three months ended June 30, 2012 compared to the same period last year.  Discount fees decreased $2.0 million, or 7.0%, over the same period last year.  The decrease in discount fees is a result of negotiating lower processing fees for some of our customers and the effects of

Official Payments Holdings, Inc.
the Durbin provisions of the Financial Reform Act (effective on October 1, 2011).  Durbin limits debit card interchange rates that card issuing banks may charge. Therefore, beginning in the first quarter of fiscal year 2012, we began to realize a decrease in Direct Costs in our Consolidated Statements of Operations, since we process a large number of debit card transactions, and we continued to see a reduction in our discount fees associated with debit card transactions in the third quarter of fiscal 2012.  During the remainder of fiscal 2012, we expect to see a decrease in our Payment Solutions direct costs when compared to the same period in the prior year.
During the nine months ended June 30, 2012, Payment Solutions direct costs decreased $3.6 million, or 4.6%, when compared to the same period last year.  Discount fees decreased $4.0 million, or 5.4%, over the same period last year.  As stated above, our ability to negotiate lower interchange fees for some of our customers along with the impact of the Durbin amendment has contributed to the decrease in discount fees.
Other direct costs increased $0.4 million, or 10.4%, during the nine months ended June 30, 2012.  This increase is attributed to increased co-location facility costs.
VSA Direct Costs:  During the three and nine months ended June 30, 2012, direct costs from our VSA operations increased $0.1 million or 97.3%, and $0.4 million or 209.8%, respectively, from the same period last year.  This increase is attributable to the cost associated with an equipment sale to a customer.  As we wind down these operations, we expect that the direct costs of these operations will approximate $0.1 million or less for the final quarter of fiscal 2012.

General and Administrative (Continuing Operations)
General and administrative expenses consist primarily of payroll and payroll-related costs for technology, product management, strategic initiatives, information systems, general management, administrative, accounting, legal and fees paid for outside services, as well as reporting, compliance and other costs that we incur as a result of being a public company.  Our information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three and nine months ended June 30, 2012 and 2011:
	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
General and administrative
Payment Solutions	$6,584	$5,519	$1,065	19.3%
VSA	17	11	6	54.5
Total	$6,601	$5,530	$1,071	19.4%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
General and administrative
Payment Solutions	$22,906	$16,328	$6,578	40.3%
VSA	190	11	179	1,627.3%
Total	$23,096	$16,339	$6,757	41.4%
Payment Solutions General and Administrative:  During the three months ended June 30, 2012, Payment Solutions incurred $6.6 million of general and administrative expenses, a $1.1 million, or 19.3%, increase over the same period last year.  The third quarter financial operating results measured by our

Official Payments Holdings, Inc.
management incentive plan caused us to accrue expenses in the three months ended June 30, 2012, whereas incentive accruals were reversed in the three months ended June 30, 2011 resulting in a total unfavorable variance of $1.5 million.  Our management incentive plan is based primarily on our financial operating results.  External legal and other consultants' expenses were lower by $0.4 million for the three months ended June 30, 2012 as compared with the same period last year.
During the nine months ended June 30, 2012, Payment Solutions incurred $22.9 million of general and administrative expenses, a $6.6 million or 40.3%, increase over the same period last year.  During the nine months ended June 30, 2012, we recorded a restructuring charge of $1.6 million including relocation costs of $0.1 million related to the relocation of our principal executive offices from Reston, Virginia to Norcross, Georgia.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including leasehold improvements, net of accumulated amortization and deferred rent.  The restructuring charge is included in General and administrative expense in the accompanying Consolidated Statements of Operations.  We also incurred an increase in employee base compensation expense of $0.9 million and management incentive plan expense of $2.7 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.  The increase in base compensation expense is primarily attributable to increased headcount in our technology organization. Our share based compensation expense is $1.7 million greater in the nine months ended June 30, 2012 as compared to the prior year period primarily due to the reversal of $1.5 million of expense related to restricted stock units, or RSUs that had been granted to our former CEO.  These RSUs would have vested only if certain conditions had been satisfied.  These conditions were not satisfied and pursuant to US GAAP we reversed in the quarter ended March 31, 2011, $1.5 million of expense that had been recognized over the vesting period of the RSUs.
VSA General and Administrative:  General and administrative costs for VSA operations for the three months ended June 30, 2012 were essentially unchanged from the same period last year.  For the nine months ended June 30, 2012, general and administrative costs for VSA operations increased $0.2 million over the same period last year.

Selling and Marketing (Continuing Operations)
Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred by our Continuing Operations during the three and nine months ended June 30, 2012 and 2011:
	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Selling and marketing
Payment Solutions	$2,635	$1,690	$945	55.9%
VSA	-	-	-	-
Total	$2,635	$1,690	$945	55.9%

Official Payments Holdings, Inc.
	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Selling and marketing
Payment Solutions	$6,296	$5,062	$1,234	24.4%
VSA	-	-	-	-
Total	$6,296	$5,062	$1,234	24.4%
Payment Solutions Selling and Marketing:  During the three months ended June 30, 2012, Payment Solutions incurred $2.6 million of selling and marketing expenses, a $0.9 million, or 55.9%, increase over the same period last year.  The increase is primarily due to advertising expenses which were $0.5 million higher for the three months ended June 30, 2012 over the same period of the previous year, due to increased attention paid to income tax related verticals.  Compensation related expenses including wages, commissions, and share based compensation were $0.2 million greater than the three months ended June 30, 2011.  Travel related expenses were $0.1 million greater in the three months ended June 30, 2012 compared to the same period in the previous year as a result of an increase in the number of face to face customer meetings with our sales force.
During the nine months ended June 30, 2012, Payment Solutions incurred $6.3 million of selling and marketing expenses, a $1.2 million or 24.4%, increase over the nine months ended June 30, 2011.  The most significant factor in the year over year increase is the addition of $0.5 million in net advertising expense.  Fees paid to marketing partners increased $0.3 million for the nine months ended June 30, 2012, as compared with the same period the previous year, driven by higher net revenues for related clients.  Further contributing to the increase is $0.3 million in travel related expenses associated with increased headcount and a push towards face to face sales meetings.
VSA Selling and Marketing:  As a result of our decision to not pursue new contracts within the VSA segment, we did not incur any selling and marketing expenses during the three and nine months ended June 30, 2012 and 2011.
Depreciation and Amortization (Continuing Operations)
Depreciation and amortization represents expenses associated with the depreciation and amortization of equipment, software and leasehold improvements, and intangible assets.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and nine months ended June 30, 2012 and 2011:
	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Depreciation and amortization
Payment Solutions	$1,851	$1,856	$5	(0.3)%
VSA	-	-	-	-
Total	$1,851	$1,856	$5	(0.3)%

	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Depreciation and amortization
Payment Solutions	$5,620	$5,420	$200	3.7%
VSA	-	-	-	-
Total	$5,620	$5,420	$200	3.7%

Official Payments Holdings, Inc.
Depreciation and amortization relating to Payment Solutions was essentially unchanged for the three months ended June 30, 2012 as compared with the same period of the previous year.  For the nine months ended June 30, 2012, depreciation and amortization relating to Payment Solutions increased by $0.2 million, or 3.7%, primarily associated with internally developed software.  We did not incur any amortization expense for our VSA operations for the three or nine months ended June 30, 2012 or June 30, 2011.
Other Income (Continuing Operations)
Interest income, net:  Interest income during the three and nine months ended June 30, 2012 decreased $0.02 million and $0.1 million respectively, compared to the three and nine months ended June 30, 2011, attributable to both a decrease in the amount within our investment portfolio over the last twelve months, and decreases in interest rates.  Our interest rates fluctuate with changes in the marketplace.

Income Tax Provision (Continuing Operations)
We reported an income tax provision of $5,000 during the three and nine months ended June 30, 2012.  We reported an income tax provision of $46,000 and a benefit of $139,000, respectively, for the three and nine months ended June 30, 2011.  Because of losses in Discontinued Operations during fiscal year 2012, there has been no intra-period tax allocation to it from Continuing Operations.  Continuing Operations benefitted from a required intra-period tax allocation of $151,000 for the nine months ended June 30, 2011, as a result of a loss in Continuing Operations and income recorded in Discontinued Operations.  The remaining provision for income taxes represents state tax obligations incurred by our Payment Solutions operations for both fiscal years.  Our Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.
Our acquired federal net operating loss carryforward is limited to $3.35 million per year pursuant to Internal Revenue Code Section 382, and approximately $14.5 million is still limited to this annual amount.  The balance of our federal net operating loss carryforwards, approximately $2.0 million, is not eligible to use at June 30, 2012.  Future ownership changes could further limit the use of our federal net operating loss carryforwards.
SECURITY
During the quarter ended March 31, 2012, one of our primary payment processors suffered a significant security breach.   We do not believe this incident directly affected our Company, our systems or our clients or customers.  Official Payments maintains security systems and data security precautions intended to protect our systems, networks, and the information provided by our clients and their customers from theft, and unauthorized access, use, or disclosure.  Official Payments has been certified as Payment Card Industry (PCI) Data Security Standard (DSS) - Level 1 compliant.  We also believe that our systems comply with National Institute of Standards and Technology (NIST) standards for security, and with information security requirements of the Internal Revenue Service (IRS). Despite our efforts to protect the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources; we discuss the consequences of any such security breach in "Risk Factors" below.

Official Payments Holdings, Inc.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2012 we had $40.8 million in cash, cash equivalents and marketable securities compared with $39.7 million at September 30, 2011.
As discussed in Note 8-Contingencies and Commitments and Note 5-Customer Concentration and Risk our Consolidated Balance Sheets include settlements payable and receivable.  Our $40.8 million in cash and cash equivalents includes $6.9 million of accrued discount fees and funds of $1.1 million we have not yet paid to clients due to the timing of bank transactions.  These items reduce the cash available for our use.  Therefore, the cash and cash equivalents available to us at June 30, 2012 is $32.7 million (cash and cash equivalents less settlements payable and accrued discount fees plus settlements receivable).  Using the same calculation, we had $32.7 million available to us at September 30, 2011.  Due to the seasonality of our business at the end of the third quarter there was an increase in settlement processing assets and liabilities as compared to the fourth quarter of the previous fiscal year.  Contributing to this increase is the fact that our third fiscal quarter end fell on a Saturday; we are unable to transmit funds to our clients on days when the Federal Reserve is closed.  We also received a larger amount of IRS payments at the end of our third quarter than we had received at the end of the fourth quarter of the previous fiscal year or the end of the previous year's third fiscal quarter.
Our current investment strategy is to ensure our cash, cash equivalents and marketable securities remain highly liquid.  We believe we have sufficient liquidity to meet currently anticipated needs, including capital expenditures, working capital investments, and acquisitions for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter resulting from the timing of billing and collections.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we will have to raise additional funds.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Currently, we do not have any short-term or long-term debt.
Net Cash from Continuing Operations-Operating Activities.  During the nine months ended June 30, 2012, our operating activities from Continuing Operations provided $4.6 million of cash.  This reflects a net loss of $3.9 million from Continuing Operations and $7.5 million of non-cash items.  During the nine months ended June 30, 2012, $1.5 million in cash was provided by an increase in accounts payable and accrued liabilities.  An increase in settlement processing assets and obligations, net used $1.0 million.  The timing of bank transactions causes fluctuations in these amounts from month to month.  An increase in prepaid expenses and other assets used $0.5 million of cash, primarily attributable to the purchase of additional maintenance contracts on infrastructure.  A decrease in deferred income used $0.2 million of cash, while an increase in other long term liabilities generated $0.2 million in cash.
Net Cash from Continuing Operations-Investing Activities.  Net cash used by our investing activities from Continuing Operations for the nine months ended June 30, 2012 was $3.6 million for the purchase of equipment and software to support our Payment Solutions operations and additional goodwill related to the ChoicePay earn-out.
Net Cash from Continuing Operations-Financing Activities.  During the nine months ended June 30, 2012, $26,000 of cash was used for capital lease obligations.
CONTRACTUAL OBLIGATIONS
During the three and nine months ended June 30, 2012, there was no material change in the contractual obligations disclosed in our most recent annual report.
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

Official Payments Holdings, Inc.
liabilities; and effective tax rates, deferred taxes and associated valuation allowances.  Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.
Our policy is to evaluate goodwill for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.  All of our goodwill and intangible assets are included in our Payment Solutions reporting unit. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit.  Fair value of the reporting unit is estimated using a combination of income-based and market-based valuation methodologies. Under the income approach, forecasted cash flows of a reporting unit are discounted to a present value using a discount rate commensurate with the risks of those cash flows.  Under the market approach, the fair value of a reporting unit is estimated based on trading multiples of a group of comparable public companies and from values implied by recent merger and acquisition transactions involving comparable companies.  An impairment charge is recorded if the carrying value of the Payment Solutions reporting unit exceeds its implied fair value.  We complete our annual impairment testing for goodwill in the fourth quarter of our fiscal year.  Based on our assessment as of September 30, 2011, we concluded that the fair value of the Payment Solutions reporting unit exceeded its carrying value by at least 50%.  Significant assumptions inherent in the valuation methodologies employed include, but are not limited to, projected business results, growth rates and discount rates.  These assumptions are based primarily on our historical results and expectations for future operations.  Our assumptions do not include the potential impacts of alternative payment methods payors might begin to use, significant changes in the overall economy or loss of significant customers, each of which would likely decrease our estimated fair value and potentially cause us to record an impairment of our recorded goodwill.
For a full discussion of our critical accounting policies and estimates, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents in a variety of securities including on demand deposits, and money market funds.  These securities are not generally subject to interest rate risk.
ITEM 4.  CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  The term "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Official Payments Holdings, Inc.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The occurrence of any of these factors may cause the market price of our stock to decline or fluctuate significantly, which may result in substantial losses to investors.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful and/or indicative of future performance.  From time to time, our operating results may fail to meet analysts' and investors' expectations, which could cause a significant decline in the market price of our stock.  Fluctuations in the price and trading volume of our stock may be rapid and severe and may leave investors little time to react.  Fluctuations in the price of our stock could cause investors to lose all or part of their investment.
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
In the event we proceed with consolidation of our technology platforms, the consolidation involves significant risk and may not be successful or may be delayed.  We are in the process of evaluating the consolidation of our technology platforms.  We currently maintain three payment processing platforms: one in San Jose, California; one in Norcross, Georgia; and a third in Tulsa, Oklahoma.  Consolidation of our technology platforms could result in significant risks, including restricted and limited transaction volume, operational inefficiencies, inability to achieve our goals for fiscal years 2012 and 2013, inability to expand existing products and services, higher development and labor costs, significant client migration costs, increased hardware and software costs, inability to provide certain functionality, or system and service disruption or failure.  Additionally, migration of clients to a new platform, or consolidation into one or two platforms could result in client service outages, loss of functionality and loss of customers.  Our business is highly dependent upon having safe and secure information technology platforms with sufficient capacity to meet both the high volume of transactions and the future growth of our business.  If our ability to develop and/or acquire upgrades or replacements for our existing platforms does not keep pace with the growth of our business, we may not be able to increase business.  Furthermore, if we are not able to acquire or develop these platforms and systems on a timely and economical basis, our profitability may be adversely affected.  Since we maintain three separate platforms, the cost to develop products is significantly greater than if we maintained one platform, and such costs may continue to increase as we enhance existing products and develop new products.
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
Security breaches or unauthorized access to confidential data and personally identifiable information in our facilities, computer networks, or databases, or those of our suppliers, may cause harm to our business and result in liability and systems interruptions.  Our business requires us to obtain, process, use, and destroy confidential and personally identifiable data and information of clients and consumers.  We have programs, procedures and policies in place to protect against security breaches, unauthorized access and fraud.  Despite security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers and similar acts and events, causing interruption in service and loss or theft of confidential data and personally identifiable information that we process and/or store.  It is possible that our security controls over confidential

Official Payments Holdings, Inc.
information and personal data, our training on data security, and other practices we follow may not prevent the improper disclosure or unauthorized access to confidential data and personally identifiable information.  In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such actions or breaches.  Our third-party vendors or suppliers also may experience security breaches, fraud, computer viruses, attacks by hackers or other similar incidents involving the unauthorized access and theft of confidential data and personally identifiable information.  One of our primary payment processor vendors recently suffered a significant security breach incident, and additional incidents could occur in the future.  While we do not believe this incident directly impacted our Company or our clients, if client or consumer data and/or information was lost or stolen as a result of a security breach or unauthorized access,  such an incident could potentially result in compliance costs, loss of clients and revenues, liability and fines.  Any security breach within our systems, software or hardware or our vendors' or suppliers' systems, software or hardware could result in unauthorized access, theft, loss, disclosure, deletion or modification of such data and information, and could cause harm to our business and reputation, liability for fines and damages, costs of notification, and a loss of clients and revenue.
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
We are registered as a money services business with the Financial Crimes Enforcement Network (FinCEN), and we are licensed as a money transmitter in numerous states.  We are subject to compliance with federal and state laws and licensing regulations as a money services business and as a money transmitter including anti-money laundering laws and the USA Patriot Act.  We are also subject to the applicable rules of the credit/debit card associations, the National Automated Clearing House Association (NACHA), and other industry standards, privacy, data security, and other laws and regulations associated with payment transaction services which are critical to our business.  New laws and regulations in these areas may be enacted, or existing ones changed, which could negatively impact our services, restrict or eliminate our ability to provide services, make our services unprofitable, or create significant liability for us.  Our anti-money laundering program requires us to monitor transactions, report suspicious activity, and prohibit certain transactions.  We currently hold money transmitter licenses in 43 states and have pending applications for licensure as a money transmitter in two states.  We entered into consent orders with six states which included payment of a fine for unlicensed activity prior to our submission of the money transmitter application, and three other states have imposed an assessment or fine.  In the future we may be subject to additional states' money transmitter regulations, money laundering regulations, regulation of Internet transactions, consent orders, and related payment of fees and fines.  If we are found to be in violation of any laws, rules, regulations or standards, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.
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
The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified managers and senior technical and professional staff are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resign to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients could harm our competitive position.  Additionally, as part of the transition to our Norcross, Georgia office we terminated some existing employees, hired new employees, consolidated certain resources, and continue to transition some corporate departments, positions, and company functions, which may result in loss of historical knowledge and skills, disruption in our business and loss of revenues.

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
ITEM 6.  EXHIBITS
Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †
101.INS	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†	Filed herewith
*
*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Official Payments Holdings, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICIAL PAYMENTS HOLDINGS, INC.
Dated: August 9, 2012

	By:	/s/ Jeff Hodges
Jeff Hodges
Chief Financial Officer
(Principal Financial and Accounting Officer)

Official Payments Holdings, Inc.

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †
101.INS	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†	Filed herewith
*
*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.