Form 10-K
period 2012-09-30
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2012-12-14
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 001-33475
OFFICIAL PAYMENTS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of Incorporation or organization)	94‑3145844 (I.R.S. Employer Identification No.)
3550 Engineering Drive, Suite 400
Norcross, Georgia 30092
 (Address of principal executive offices)
Registrant's telephone number, including area code:  (770) 325-3100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $0.01 PAR VALUE	Name of each exchange on which registered The NASDAQ STOCK MARKET, LLC
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
As of March 30, 2012, the aggregate market value of common stock held by non-affiliates of the registrant was $74,888,210, based on the closing sale price of the common stock on March 30, 2012, as reported on The NASDAQ Stock Market.  As of November 30, 2012, there were 16,641,621 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I—Executive Officers") of this report, which will appear in our definitive proxy statement relating to our 2013 annual meeting of stockholders, or an amendment to this Form 10-K if such definitive proxy statement is not filed within 120 days after the end of our fiscal year, is incorporated by reference into this report.

OFFICIAL PAYMENTS HOLDINGS, INC.
FORM 10-K

i

Private Securities Litigation Reform Act Safe Harbor Statement
Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the company's future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  The company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: intense competition in the marketplace; our ability to increase Payment Solutions revenues and reduce operating costs, including discount fees; our ability to execute on our sales, marketing and product development strategy and expand our business including introduction of new services, products, and product enhancements into the marketplace; completion of our infrastructure upgrade and timely consolidation of our payment platforms; maintaining secure systems and protecting against security breaches, loss of privacy/data, and fraud; unanticipated claims as a result of the failure of software providers, processors, vendors, or subcontractors to satisfactorily perform and complete engagements; the renewal, extension or early termination of Client contracts or projects; and compliance with government regulations and the impact of regulatory requirements.   For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A—Risk Factors beginning on page of this report.
AVAILABLE INFORMATION
Our website address is http://www.opay.officialpayments.com. Through this website, we make available, free of charge, in the Investor Relations section, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). We also make available through our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our proxy statement. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.
The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

FREQUENTLY USED TERMS
In this Annual Report on Form 10-K, we use the terms "Official Payments," "the Company," "we," "our," and "us" to refer to Official Payments Holdings, Inc. and its subsidiary, Official Payments Corporation. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. We use the term "Client" to refer to the various legal entities with whom we contract to provide our payment solutions. "Customers" or "Constituents" refers to consumers who utilize our payment services to pay amounts due to our Clients.

INDUSTRY AND MARKET DATA
Industry and market data disclosed in this Form 10-K were obtained from industry and general publications. We have not independently verified the industry and market data obtained from these publications. Actual future industry and market conditions may differ materially from the conditions forecasted in these publications.

PART I
ITEM 1—BUSINESS
GENERAL
Official Payments is a leading provider of electronic payment solutions for over 3,000 Clients across all 50 states, Puerto Rico and the District of Columbia. During the past year more than 12 million Customers and Constituents of our Clients utilized our services.  Official Payments' solutions enable government agencies, educational institutions, utility companies and charitable organizations to accept payments by credit card, debit card and electronic check via mobile devices, the Internet, telephone and point of sale devices.
Utilizing our payment solutions, Clients can reduce, if not eliminate, the costs of accepting payments from their Customers.  Additionally, Clients can comply with Payment Card Industry (PCI) data security requirements and other payment industry standards while offering their Customers a secure and convenient means of payment. The demand for our services has been driven by an increasing willingness, and preference, of consumers to utilize electronic payments. Consumers appreciate the flexibility, speed, convenience, security, tracking and verifiability of electronic payments as well as the variety of funding sources our solutions allow them to use to make payments. Merchants and billers have been expanding their use of electronic payments in response to consumer demand, in an effort to lower their costs to manage and deliver payment functionality to comply with regulatory mandates.
Our business consists of two reportable segments: Payment Solutions and our Voice and Systems Automation (VSA) business. We are in the process of winding-down the VSA business and expect to complete this effort in fiscal 2014. In the interim we are not pursuing new VSA clients but continue to support existing contracts.
Revenues from our Payment Solutions operations were $134.4 million for fiscal 2012. Fiscal 2012 transaction volume decreased 0.5% and total dollars processed increased 10.1% over fiscal 2011.  Revenues from our Payment Solutions operations make up 99.0% of our revenues from Continuing Operations.

We generally provide our payment solutions to a core set of Client types including:
•	Federal, State and Local governments;
•	Higher education institutions;
•	Utility companies; and
•	Charitable organizations.

We are incorporated in Delaware and headquartered in Norcross, GA.  As of September 30, 2012, we had 237 employees and 45 contractors.
PAYMENT SOLUTIONS
Our core business consists of Payment Solutions that we offer to a variety of federal, state and local governments, higher education institutions, utility companies, and charitable organizations. Our Clients utilize our services to provide electronic payment alternatives to their Customers or Constituents. Examples of payments made utilizing our services include federal and state income taxes, real property taxes,  court and other fines, tuition, utility bills, and charitable donations.

We offer our Clients two primary pricing options: convenience fees paid by the Customer, and Client absorbed fees paid by the Client. These fees are generally calculated as a percentage of the underlying transaction amount, but may also be expressed as a fixed fee in some cases. Our Clients include the Internal Revenue Service (IRS), 27 state governments, the District of Columbia and Puerto Rico, and over 3,000 additional Clients. Across all of our Clients, we processed approximately 20 million transactions, representing $9.0 billion in payments during fiscal 2012.
Payment Solutions revenue and transaction volumes have increased over the past nine years.  These increases are attributable to several factors:
(1) increased adoption of electronic payment options among billers;
(2) general market shift in consumer preference from cash and check to electronic forms of payment; and
(3) expansion of our Client base into new types, including charitable giving.
STRATEGIC REVIEW AND REFOCUS OF BUSINESS
In the fall of 2006 our board of directors oversaw a strategic review of our business that resulted in a decision to focus our efforts on growing Payment Solutions and divesting other non-related businesses. During fiscal 2009, we completed the divestiture of our Government Business Process Outsourcing (GBPO) and our Packaged Software Systems Integrations (PSSI) businesses. At the same time, we invested in diversifying our base of Payment Solutions Clients, especially in the higher education and utility markets. Reflecting the progress of this initiative, the revenue contributed by our federal income tax business has decreased from 32% in fiscal 2006 to 19% of Payment Solutions revenue in fiscal 2012.
The following chart shows the change in revenue contribution from each primary Client type for the past three years:
(in millions) Client Type	Revenue Fiscal 2010	Revenue Fiscal 2011	Revenue Fiscal 2012	CAGR(1)
Federal, State and Local government (2)	$84.1	$85.8	$89.2	2.0%
Higher education institutions	17.4	19.7	24.8	12.6%
Utility companies	19.5	16.1	14.8	-8.7%
Other	6.2	7.0	5.6	-3.5%
Total	$127.2	$128.6	$134.4	1.8%

Federal, State and Local government	66.1%	66.7%	66.3%
Higher education institutions	13.7%	15.3%	18.5%
Utility companies	15.3%	12.5%	11.0%
Other	4.9%	5.5%	4.2%
Total	100.0%	100.0%	100.0%

(1)Compound Annual Growth Rate of Payment Solutions Revenue for Fiscal 2010 to Fiscal 2012
(2)Our contract with the IRS generated 16.7%, 17.8%, and 17.1% of our annual revenues from Payment Solutions for fiscal years 2012, 2011, and 2010, respectively

DATA SECURITY
The integrity and security of Client and Customer data is a priority for Official Payments. We are compliant with leading security industry standards required to process electronic payments; including the Payment Card Industry (PCI) Data Security Standard and the requirements of the National Automated Clearing House Association (NACHA). We perform periodic reviews of our systems and processes to ensure compliance with industry security standards and also undergo an annual audit of our security standards by the IRS.
During fiscal 2011, we expanded the responsibilities of the Data Security Committee of our Board of Directors to include the review and assessment of operational risks, and the Committee was renamed the Data Security and Operational Risk Committee.  The committee's primary function is to act on behalf of the Board in the oversight of data security management and operational risk assessment responsibilities as defined by applicable law and regulations, and to monitor compliance with policies and procedures developed by Official Payments management.  The Data Security and Operational Risk Committee oversees the Company's work on identifying and evaluating security and related operational risks, on implementing safeguards and programs to address data security, and on the mitigation of systems, operational and security risks.  The committee works with our management team to enhance current technical policies and procedures. develop new technical policies and procedures to strengthen security and operational safeguards, and ensure that the company has adequate insurance to protect it from risk exposure.
TECHNOLOGY
As a result of acquisitions since 2002, we operate our business on three different technology platforms. In 2009, we decided to consolidate our operations onto a single technology platform over time.  Subsequently, we recognized that our systems required a company-wide infrastructure upgrade prior to the platform consolidation. Thus, during fiscal 2011 and fiscal 2012 we performed an $8.3 million infrastructure upgrade, bringing our systems to a state where the platform consolidation may begin.  We expect to complete the consolidation by the end of December 2013. We believe this consolidation will result in significant operating efficiencies and will enable us to develop and incorporate new features and functionality into our core product set.
SALES AND MARKETING
Our Payment Solutions sales and marketing objective is to develop lasting relationships with new and existing Customers and Clients that result in repeat business, cross-sale opportunities, and the development of our Payment Solutions business.
To expand and enhance Customer adoption and utilization of our solutions, we are launching enhanced functionality for our MyAccount payment solution.  MyAccount is a personal registration function that enables Customers to manage their online bills and payment methods for a range of Client billers, all from a single internet site.  We also plan to launch new e-commerce products and payment services including additional payment channels such as mobile and walk-up payments beginning in fiscal 2013.
In addition we employ an integrated marketing strategy that seeks to create broad-scale awareness of our solutions, while also supporting targeted marketing initiatives.  Historically, these efforts have been delivered through the resources and communication channels of our co-marketing relationships, our Clients and our own Official Payments communication channels.  Our use of co-marketing relationships has steadily diminished as the Official Payments Customer base and our Client footprint have grown, and as we have successfully developed our own online targeted communication channels including email, mobile marketing, web promotion and cross sale initiatives.
For Clients, we have sharpened our sales and relationship management focus by creating a Large Client Management Team distinct from our Field Sales Team that is now solely responsible for acquiring new Clients.  The Large Client Management Team is comprised of experienced relationship managers who work in the field with our existing Client base to identify opportunities to expand relationships, as well as drive greater adoption of our payment solutions. We have also laid the groundwork for increased investment in and attention to expanding our reseller relationships as we move into fiscal 2013.
INTELLECTUAL PROPERTY RIGHTS
Our success depends, in part, on the protection of our methods, solutions and intellectual property rights. We rely on a combination of confidentiality, licensing and other contractual arrangements, as well as trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.  We also enter into nondisclosure agreements with our employees, vendors, subcontractors, and consultants, and we control distribution of our proprietary information and trade secrets.
COMPETITION
The electronic bill payment category is highly competitive and served by a wide array of organizations involved in various payment processing markets.  We believe that our principal competitive factors include:
•	company reputation and client breadth
•	client and customer relationships
•	secure data systems
•	specific market knowledge and technical expertise
•	speed of development and implementation
•	competitively priced payment solutions
•	effective marketing programs that deliver results in a timely manner

Official Payments has provided electronic payment solutions since 1996 and currently provides solutions for over 3,000 Clients across all 50 states, Puerto Rico and the District of Columbia.  We believe we compete favorably based on the competitive factors outlined above and face significant competition in our key markets from large global companies who leverage a broader breadth of business lines related to payment processing, and who have greater resources.  We also face competition from smaller competitors who have established reputations and relationships with Clients and partners in certain regions.  Examples of companies that currently or potentially could compete with us include Link2Gov Corp., a subsidiary of FIS; WorldPay; CheckFree and Bill Matrix, subsidiaries of Fiserv; SallieMae Business Office Solutions; TouchNet Information Systems, Inc; Oracle Corporation; Point & Pay; Online Resources and NiC, Inc.
GOVERNMENT REGULATIONS
On October 1, 2011, the Durbin Amendment provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act) became effective. The Durbin Amendment limits debit card discount fees charged by card issuing banks. As a result of the Durbin Amendment, beginning in the first quarter of fiscal 2012, we experienced a decrease in Direct Costs in our Consolidated Statements of Operations. The decrease reflected the impact of the Durbin Amendment on the debit card transactions that we process. We continue to experience the benefit of the Durbin Amendment on debit card discount fees in fiscal 2013. We are unable to predict the long-term consequences of the Durbin Amendment on the debit and credit card markets and related processing fees.
Additionally, our business is subject to numerous federal, state and local laws and regulations as a money services business, as a licensed money transmitter, and under anti-money laundering laws including under the USA Patriot Act and regulations administered by the U.S Department of Treasury.  We are licensed as a money transmitter in 43 states, the District of Columbia and Puerto Rico, and comply with various licensing, bonding and reporting requirements under state money transmitter regulations.

SEASONALITY OF BUSINESS
Our business experiences seasonal fluctuations in payment volumes driven by due dates of taxes, tuition and other obligations. This seasonality causes corresponding fluctuations in our revenues and direct costs. Our general and administrative, and selling and marketing expenses are less seasonal in nature. These factors cause variability in our quarterly results. For example, our payment volumes are typically higher in our fiscal third quarter ending June 30th due to the U.S. federal income tax season and are typically lower in our fiscal fourth quarter.

ITEM 1A—RISK FACTORS
Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Form 10-K, before making an investment decision with respect to our common stock.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.
The following factors and other risks could cause our actual results to differ materially from those contained in forward-looking statements in this Form 10-K.
We operate in a highly competitive market and may not be able to compete successfully.  The electronic payment transaction market is intensely competitive and rapidly evolving.  We compete against numerous international, national and local firms, including banks, other financial institutions, and multi-national payment providers, many of which have significantly greater resources than we do.  These competitors may devote greater resources to product development, technology systems, marketing, and sales allowing them to leverage their financial assets, customer base, political relationships, and name recognition. They may also have greater liquidity and lower cost structures enabling them to offer more aggressive pricing and secure better terms from vendors.  Some competitors are able to undercut our prices and operate at significant losses for extended periods of time.  We expect competition to intensify as established and emerging companies enter into business combinations and expand into our market.  In addition, evolving and enhanced technologies, including new payment acceptance methods and applications, may increase competition and reduce our market share. If we do not compete successfully, any one of these factors could have a material adverse effect on our operating results and financial condition.
Our business is dependent on the efficient and effective operation of our technology systems and platforms.  We operate on multiple technology platforms and a complex technology infrastructure including sophisticated hardware and software.  We currently maintain three payment processing platforms in: San Jose, California; Norcross, Georgia; and Tulsa, Oklahoma.  Our operations, systems and platforms could be disrupted or fail to perform properly for many reasons including operational or technical failures, human error, failure of third-party support or services, system failure due to age and lack of integrity of hardware and software infrastructure, existence of single points of failure, or diminished availability of our services causing us to fail to meet contractual service level requirements.  Our operations, systems and platforms may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, war, terrorist attacks, or other events beyond our control.  In fiscal 2012 we completed a multi-million dollar project to upgrade and replace significant portions of our infrastructure including the majority of our servers, system equipment, and software.  Despite these efforts, we experience occasional system interruptions and outages that make our services unavailable or slow to respond. If we are unable to add software and hardware and effectively upgrade our systems and network infrastructure on an ongoing basis the risk of additional system interruptions and outages could increase.  We process a high volume of time-sensitive payment transactions.  For instance, the majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 17 for federal tax payments.  In the event of an interruption in transactions processing due to a malfunction or outage in our platforms or technology systems, a delay in our system processing speed, or a lack of system capacity, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in high remediation costs, lost revenue and harm to our reputation.  Our insurance may not provide coverage to compensate us for losses resulting from such events.  Any system failure, outage or loss of functionality could result in disruption of our business, loss of transactions, loss of Clients, and a material adverse effect on our business.
Our costs could increase as a result of changes to credit/debit card association rules or costs.  Fees associated with the use of credit and debit cards for payment transactions makes up a large portion of our revenue.  We are subject to the rules and regulations of the credit/debit card associations and payment processors which may be changed on short notice.  A change in these rules or change in pricing from card associations could result in an increase in our indirect and direct costs and expenses including cost of services, discount fees, interchange related costs, processor fees, and other transaction expenses.  Any such change in rules or increase in fees from card associations could have a material adverse effect on our pricing and results of operations, causing our stock price to decline.
We have incurred losses in the past and may not be profitable in the future.  We reported net losses of $6.0 million in fiscal 2012, $7.2 million in fiscal 2011, $6.2 million in fiscal 2010, $11.5 million in fiscal 2009, and $27.4 million in fiscal 2008.  In fiscal 2011 and 2012 we began to implement changes to improve our financial results.  We initiated efforts to reduce costs by consolidating and negotiating more favorable terms and fees with processors and other vendors, and we continue to seek reductions of indirect and direct costs and expenses including the cost of services, discount fees, interchange related costs, processor fees, and other transaction expenses. We also initiated efforts in fiscal 2011 and 2012 to increase revenues. These efforts included restructuring sales functions, enhancing product functionality, adding new payment solutions and fees, and increasing utilization rates within existing Clients.  While we continue in these efforts, there is no assurance that our ongoing efforts will be successful or result in further reductions of costs or increases in revenues.  If our efforts to reduce costs and increase revenues are not successful, the result could be a material adverse effect on our operating results and financial condition, an inability to achieve profitability in fiscal 2013 or in future years, and a decline in our stock price.
If we fail to develop and gain market acceptance of new products we could lose market share.  The markets for our products and services are characterized by constant and rapid technological innovation, frequent product development, introduction of new product offerings, and rapidly changing industry standards.  In fiscal 2012 we introduced new products including an enhanced payment plan product for the higher education market and enhancements to our "MyAccount" personal bill payment account registration functionality. Our future success depends in part on our ability to innovate, develop, acquire and introduce new products and services for our target markets, respond quickly to changes in the market, and adapt products and services to new technologies.  We expect to introduce several new products and new product enhancements in fiscal 2013.  Any new product enhancement or offering may not be accepted in the marketplace or may not generate material revenues.  If we fail to develop, adapt, acquire and introduce competitive products and services into the marketplace on a timely basis we would likely suffer a loss of Clients, an inability to attract new Clients, loss of market share and declining revenues.
Our revenues and cash flows could decline significantly if we are unable to retain our contract with the IRS, our largest Client, or with a number of significant Clients.  Our contract with the IRS has generated 16.7%, 17.8%, and 17.1%, of our annual revenues from Payment Solutions for fiscal years 2012, 2011, and 2010, respectively.  Our agreement with the IRS expires on December 31, 2013.  If we are unable to retain this Client, or replace it in the event the contract is terminated, or if we are unable to renew this contract,  or if we are forced to reduce our prices in response to competitive pressures, our operating results and cash flows could decline significantly.  The majority of our Client contracts, including our contract with the IRS, allow Clients to terminate all or part of their contracts on short notice, or provide notice of non-renewal with little prior notification.  Termination or non-renewal of the IRS contract, or a number of significant Client contracts, such as large state, local, utility or education-related contracts, could result in a significant loss of revenues.
Our business is dependent on third party services.  Our services, systems, security, infrastructure and technology platforms are highly dependent on continuous, timely and accurate provision of third-party services, software, and hardware, including data transmission and telecommunications service providers, subcontractors, co-location facilities, network access providers, card companies, payment processors, banks, merchants and other suppliers.  We depend on two third party co-location facilities for our data servers and the physical security of our servers in Norcross, Georgia and San Jose, California.  We also rely on several payment processors and other payment transaction vendors who provide services critical to our payment systems. Our systems are periodically affected by third party supplier system outages that can result in degraded system functionality, restricted transaction capacity, lost transactions, limited processing speed, and system failure.   The occurrence of any of these events could cause a significant reduction in our ability to process transactions and a loss of revenue which could have a material adverse effect on our business.
Consolidation of our technology platforms involves significant risk.  Our business is highly dependent upon having safe and secure information technology platforms with sufficient capacity to meet both the high volume of current transactions and the future growth of our business.  As noted, we currently maintain three payment processing platforms.  We are in the process of consolidating these three technology platforms into a single processing platform, which requires technology development and configuration, implementation of new software and hardware and migration of approximately 500 Clients. While we believe consolidation could result in significant increased efficiencies and cost savings over time, it also involves significant risks during the consolidation process including restricted transaction volume, operational inefficiencies, potential inability to achieve our stated goals for fiscal 2013 and 2014, inability to expand existing products and services, higher development costs, unanticipated Client migration costs, increased hardware and software costs, inability to provide certain functionality, and system failure or disruption.  If we do not successfully consolidate our platforms and systems on a timely and economical basis our transaction volume and revenues could decline, we could lose Clients, and our operations and financial results may be significantly adversely affected.
Security and privacy breaches could result in liability and loss of Clients.  We obtain, use, and store confidential and personally identifiable data and information of Clients and Customers as part of our payment transaction services.  We have programs, procedures and policies in place to protect the privacy of Clients and Customers and to protect against security breaches and unauthorized access of data including our compliance with various laws and industry standards such as the Payment Card Industry Data Security Standards (PCI-DSS).  Despite the security measures we have taken, our systems may be vulnerable to physical break-ins, fraud, computer viruses, attacks by hackers, security breaches, and similar acts and events, which may result in theft, loss or disclosure of confidential data and personally identifiable information that we use or store.  Some of our third-party vendors have experienced security breach incidents in the past and may suffer such an incident in the future.  We cannot assure you that our data security protections will effectively counter changing security risks.  Any failures of our security or privacy measures or those of our vendors could result in liability for fines, damages and costs of notification, loss of reputation and Clients, and have a material adverse effect on our business, financial condition and results of operations.
The success of our business is based largely on our ability to attract and retain talented and qualified employees and contractors.  The market for skilled workers in our industry is extremely competitive.  In particular, qualified senior technical staff and professional managers and executives are in great demand.  If we are not successful in our recruiting efforts or are unable to retain key employees, our ability to staff projects and deliver products and services may be adversely affected.  We believe our success also depends upon the continued services of senior management and a number of key employees whose employment may terminate at any time.  If one or more key employees resign to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential Clients could harm our competitive position.

Financial loss could result from fraud. Our business may be subject to losses resulting from internal or external fraud, theft or related criminal activity.  We receive and transmit funds and facilitate payment and settlement of funds on behalf of Clients and Customers including by debit cards, credit cards, ACH payments, and other electronic payment types through the Internet, telephone, point-of-sale and mobile devices.  The large volume of payments that we handle makes us vulnerable to employee fraud, third party fraud, and internal or external security breaches. We cannot assure you that our internal security systems will prevent material losses from fraud or criminal activity.  We expect that technically advanced criminals will continue to attempt to circumvent our efforts to prevent fraud. Our ability to process payments depends on the integrity of our systems, our technology and our personnel as well as those of our vendors and other third parties in the payment transaction process including financial institutions, processors, networks, our Clients, and other businesses.  If our system integrity is impaired or our ability to detect fraud or fraudulent payments is compromised, including in connection with verification, authentication, settlement, reconciliation or other payment processes, we could suffer financial loss and liability, and there could be a material adverse effect on the results of our operations and financial condition.
We are subject to various laws, government regulations and industry requirements.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, compliance controls, accounting standards, market listing requirements, licensing and bonding requirements and public disclosure requirements.  We are subject to the applicable rules of the credit/debit card associations, the NACHA, PCI-DSS, and other laws, standards and regulations specific to our payment processing services.  We are also subject to compliance with federal and state laws and licensing regulations as a money services business, as a licensed money transmitter, and under anti-money laundering laws including the USA Patriot Act.  We hold money transmitter licenses in 43 states, the District of Columbia and Puerto Rico and have one pending application for licensure.  As a licensed money transmitter, we are subject to bonding requirements, reporting requirements, and audits by state regulators.  We have entered into consent orders with six states, which included payment of a fine for unlicensed money transmitter activity prior to our submission of the money transmitter application.  In the future we may be subject to additional consent orders, money transmitter and money laundering regulations, and other related federal and state regulations and laws.  Additionally, we are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an effective anti-money laundering program including documented policies and procedures, designation of a compliance officer, independent review of the program and reporting of suspicious activities.  Non-compliance with any laws, rules, or regulations could force us to cease doing business in certain jurisdictions or change our business practices, or could subject us to liability, substantial penalties, or other criminal or civil sanctions.  Even if we are not forced to change our business practices, the complexity of compliance with these laws and regulations will continue to increase our cost of doing business.
We could suffer material losses and liability as a result of certain previously divested business projects and contracts.  In the past several years we divested certain business units including our FIDM, SSI, FMS, and Unemployment Insurance (UI) businesses.  We remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we sold our UI business which included the State of Indiana Unemployment Insurance contract.  We retain certain contractual liabilities in connection with completion of this contract, and we continue as the indemnitor under a $2.4 million performance bond.  In 2009, as part of a contractually required mediation we offered a $420,000 contribution towards project completion; however the matter was not resolved.  An additional mediation is expected to take place promptly after the project is finished; however there is no projected date for completion of the project.  In the event of liability, we could be subject to material losses, damages, unanticipated expenses, costs of litigation, liquidated damages, and bond forfeiture.  Our insurance policy may not cover certain claims, and if coverage is available, the limits of coverage may not be adequate.
Acquisitions could disrupt our business and harm our financial condition.  One of our strategies is to pursue growth through acquisitions.  Any acquisition, business combination or strategic investment we may make may involve substantial risks, including failure to identify liabilities through due diligence, failure to successfully integrate acquired technology, products, operations or personnel, write-downs from impairment of assets and goodwill, and the assumption of substantial debt.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of existing stockholders.  Any costs, liabilities or disruptions associated with any future acquisitions we may pursue could have a material adverse effect on our business, operating results and financial condition.
If we are not able to protect our intellectual property, our business could suffer serious harm. Our systems and operating platforms, scripts, software code and other intellectual property are generally proprietary, confidential, and may be trade secrets.  We protect our intellectual property rights through a variety of methods, such as the use of nondisclosure and license agreements and the use of trade secret, copyright and trademark laws.  Despite our efforts to safeguard and protect our intellectual property and proprietary rights, there is no assurance that these steps will be adequate to avoid the loss or misappropriation of our rights.  If we are unable to protect our intellectual property, competitors could market services or products similar to ours, resulting in an adverse impact on revenues.
We may be subject to infringement claims.  Our business is dependent on certain intellectual property rights including software license rights and restrictions, trademark rights and the right to offer our products and operate our payment systems.  The operation of our payment systems and platforms and the right to offer our products may be subject to patent infringement claims.  From time to time we receive notices from others claiming we are infringing on their intellectual property rights.  We cannot assure you that our systems, platforms or product features do not infringe on patents held by others or that they will not in the future.  Defending a claim of infringement against us could prevent or delay our providing products and services, cause us to pay substantial costs and damages or force us to redesign products and restructure our payment system or enter into royalty or licensing agreements on less favorable terms.
ITEM 1B—UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the Securities and Exchange Commission's staff 180 days or more before the end of our fiscal year 2012 regarding our periodic or current reports under the Securities Exchange Act of 1934.
ITEM 2—PROPERTIES
As of September 30, 2012, we leased or subleased 55,719 square feet of space in various locations in the United States.  This includes 29,161 square feet of space in Georgia, California and Oklahoma, to support our Payment Solutions operations, as well as 25,583 square feet in Reston, Virginia (our former corporate headquarters), which we sublet following the relocation of our corporate headquarters to Norcross, Georgia.  In addition, we own a 28,060 square-foot building in Alabama that houses certain administrative, call center, and other operations staff.
ITEM 3—LEGAL PROCEEDINGS
We are not currently involved in any material pending legal proceedings.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of our executive officers at December 6, 2012, are listed in the following table, together with their business experience during the past five years.  Unless otherwise specified, all officers served continuously since the date indicated.
Name, age and position with Registrant	Date elected or appointed
Alex P. Hart, Age 50 (a)
President, Chief Executive Officer and Director	August 2010

Jeffrey W. Hodges, Age 46 (b)
Chief Financial Officer	June 2011

Sandip Mohapatra, Age 47 (c)
Chief Technology Officer	March 2011

Atul Garg, Age 47 (d)
Senior Vice President, Corporate Development	June 2012

Keith S. Omsberg, Age 51 (e)
Vice President, General Counsel and Corporate Secretary	April 2008

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

(b)
Mr. Hodges served as Chief Financial Officer of Firethorn Holdings, LLC, a mobile banking and payments company that is now a division of Qualcomm, from June 2006 to June 2011.  Prior to June 2011, Mr. Hodges served as Chief Financial Officer and Corporate Secretary of PRE Solutions, Inc., a provider of prepaid transaction processing and top-up services, and nFront, Inc., an online banking and bill payment provider.

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

(d)
Mr. Garg served as our Senior Vice President, Product Management from November 2010 to June 2012.  Mr Garg served as Senior Vice President with Fleetcor Technologies, Inc., a provider of specialized payment products and services to commercial fleets, major oil companies and petroleum marketers, from June 2009 to October 2010.  Mr. Garg served as Senior Vice President, eBusiness from November 2007 to  May 2009, Senior Vice President, Small Business Cards from October 2006 to November 2007, Senior Manager, Commercial Cards and Small Business from October 2004 to October 2006 and Director, Project Development, Private Label Credit Card from June 2002 to  October 2004, for HSBC Bank USA, N.A., one of the world's largest banks, providing personal financial services and commercial, global and private banking services.

(e)	Mr. Omsberg served as Assistant General Counsel of Official Payments from June 2002 to April 2008.

PART II
ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Market under the symbol OPAY.  On November 28, 2012, there were 184 record holders of our common stock.  The quarterly high and low closing prices per share during fiscal 2012 and 2011 were as follows:
	Fiscal year ended September 30,
	2012		2011
	High	Low	High	Low
First quarter	$4.36	$3.42	$6.05	$4.81
Second quarter	$5.36	$3.99	$6.34	$5.06
Third quarter	$5.13	$3.90	$6.00	$4.50
Fourth quarter	$4.93	$3.88	$5.63	$3.26
We have never declared nor paid cash dividends on our common stock and do not currently have any plans to do so.
 COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph compares the percentage change in cumulative stockholder return on our common stock for the period September 30, 2007 through September 30, 2012, with the cumulative total return on the NASDAQ Composite Index, the Russell 2000 Index and a composite of selected peers.  The peer group consists of:
•	ACI Worldwide Inc.
•	Alliance Data Systems Corporation
•	Bottomline Technologies (de), Inc.
•	Fiserv, Inc.
•	Global Payments Inc.
•	Heartland Payment Systems, Inc.
•	Intuit, Inc.
•	Jack Henry & Associates, Inc.
•	Online Resource Corporation
•	Total System Services Inc.
•	WEX, Inc. (formerly known as Wright Express Corporation)

We selected these companies because they are public companies that operate primarily in the electronic payments industry.  We have included a peer group index this year in order to facilitate a comparison between an investment in Official Payments and an investment in other companies in our industry.  The comparison assumes $100.00 was invested on September 30, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends, if any.

Measurement Date	Official Payments Holdings, Inc.	NASDAQ Composite	Russell 2000	Peer Group
9/30/07	100.00	100.00	100.00	100.00
9/30/08	72.16	69.59	85.52	89.75
9/30/09	83.14	74.97	77.35	87.02
9/30/10	54.31	85.07	87.68	104.52
9/30/11	36.18	86.96	84.58	113.47
9/30/12	48.33	110.86	111.57	154.40

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

ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not purchase any of its equity securities in fiscal 2012.
ITEM 6—SELECTED FINANCIAL DATA
The following table summarizes selected consolidated financial data for fiscal 2008 through 2012.  You should read the following selected consolidated financial data in conjunction with the financial statements, including the related notes, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.  Historical results are not necessarily indicative of results to be expected for any future period.  Certain historical information in the following table has been reclassified to conform to the current year presentation.
	Fiscal years ended September 30,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Revenues	$135,741	$130,170	$130,224	$128,246	$122,571
Costs and expenses	141,652	137,784	136,593	134,400	137,259
Loss from continuing operations before other income and income taxes	(5,911)	(7,614)	(6,369)	(6,154)	(14,688)
Other income	(1)	82	451	723	2,731
Loss from continuing operations before income taxes	(5,912)	(7,532)	(5,918)	(5,431)	(11,957)
Income tax provision (benefit)	54	(100)	30	40	87
Loss from continuing operations	(5,966)	(7,432)	(5,948)	(5,471)	(12,044)
(Loss) income from discontinued operations, net	(14)	219	(245)	(6,035)	(15,401)
Net loss	$(5,980)	$(7,213)	$(6,193)	$(11,506)	$(27,445)

Total assets	$97,924	$94,167	$113,025	$120,547	$137,351
Long-term obligations, less current portion	$1,170	$1,584	$1,853	$1,121	$136
(Loss) earnings per share—Basic and diluted:
Continuing operations	$(0.36)	$(0.43)	$(0.33)	$(0.28)	$(0.61)
Discontinued operations	$—	$0.01	$(0.01)	$(0.31)	$(0.79)
Loss per share—Basic and diluted	$(0.36)	$(0.42)	$(0.34)	$(0.59)	$(1.40)
Weighted average common shares used in computing:
Basic and diluted (loss) earnings per share	16,622	17,112	18,153	19,438	19,616
Non-GAAP Financial Measures:
Payment Solutions Net Revenue	$45,938	$33,719	$36,370	$34,576	$35,489
Adjusted EBITDA from continuing operations	4,765	(516)	1,360	2,937	(7,136)
Payment Solutions net revenue and Adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. We define Payment Solutions net revenue as Payment Solutions gross revenue less Discount fees, which includes interchange fees and other processing-related dues, assessments and fees. Payment Solutions gross revenue is defined as revenue from continuing operations less non-Payment Solutions revenue. Adjusted EBITDA from continuing operations is equal to net income from continuing operations plus (a) interest income (expense) and other income(expense), net; (b) provision or benefit for income taxes; (c) depreciation and amortization; (d) share based compensation expense; (e) gain or loss on sale of investments; and (f) restructuring charges. For a description of our use of Payment Solutions net revenue and Adjusted EBITDA from continuing operations and a reconciliation of these non-GAAP financial measures to their most comparable GAAP measures, see the discussion and related tables below.
We believe non-GAAP financial measures, such as Payment Solutions net revenue and Adjusted EBITDA from continuing operations are useful to an investor in evaluating our performance for the following reasons:

•
We believe Payment Solutions net revenue is useful for evaluating our business and our performance against peer companies in the electronic payments industry. We also believe that this measure provides investors with additional information about financial measures used by management in its financial and operational decision-making.

•
We believe Payment Solutions net revenue and Adjusted EBITDA from continuing operations are important indicators of our operational strength and the performance of our business because they provide a link between our operating cash flow and our results of operations.

•
We incur discount fees for each transaction we process.  The discount fee represents a significant portion of our costs and by deducting the discount fee from gross revenue we provide information about the revenue we have available to us for operational purposes.

•
Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•
  As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

•
Financial Statement Accounting Board Accounting Standards Codification (ASC) 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. We believe adjusting net income for share based compensation expense is useful to investors when evaluating the operating performance of our business.

•
We recorded a restructuring charge in 2012 in conjunction with moving our corporate headquarters from Reston, Virginia to Norcross, GA.  Since we executed this move with the expectation of future benefits and do not anticipate a restructuring charge in the future we believe adjusting net income for this non-operational expense is useful to investors when evaluating the operating performance of our business.

We also believe that analysts and investors use Payment Solutions net revenue and Adjusted EBITDA from continuing operations as supplemental measures to evaluate the overall operating performance of companies in our industry.
Our management team uses Payment Solutions net revenue and Adjusted EBITDA from continuing operations:
•	for periodic evaluation of our performance against key competitors;
•	for planning purposes, including the preparation of our internal annual operating budget;
•	to allocate resources to enhance the financial performance of our business; and
•	to evaluate the effectiveness of our operational strategies.

We also use Adjusted EBITDA from continuing operations, together with other criteria in our executive compensation program.
Payment Solutions net revenue and Adjusted EBITDA from continuing operations as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, Payment Solutions net revenue and Adjusted EBITDA from continuing operations: (a) do not represent net income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income, income from operations, cash provided by operating activities or our other financial information as determined under GAAP.
	Payment Solutions net revenue
	Year ended September 30,
(in thousands)	2012	2011	2010	2009	2008
Revenue from continuing operations	$135,741	$130,170	130,224	128,246	$122,571
Less:
Non-Payment Solutions revenue	1,335	1,526	3,001	5,013	5,930
Payment Solutions gross revenue	134,406	128,644	127,223	123,233	116,641
Less:
Discount fees	88,468	94,925	90,853	88,657	87,082
Payment Solutions net revenue	$45,938	$33,719	$36,370	$34,576	$29,559

	Adjusted EBITDA from continuing operations
	Fiscal years ended September 30,
(in thousands)	2012	2011	2010	2009	2008
Net Loss from continuing operations	$(5,966)	$(7,432)	$(5,948)	$(5,471)	$(12,044)
Adjustments:
Depreciation/Amortization	7,354	7,314	6,711	6,569	5,328
Stock-based compensation	1,830	(215)	1,012	2,522	2,224
Restructuring charge	1,493	—	—	—	—
Taxes	54	(100)	30	40	87
Interest (income) expense, net	—	(83)	(414)	(754)	(2,731)
Adjusted EBITDA from continuing operations	$4,765	$(516)	$1,391	$2,906	$(7,136)

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Our actual performance could differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report, as a result of the risks, uncertainties and assumptions discussed under Item 1A—Risk Factors of this Annual Report on Form 10-K and other factors discussed in this section.  For information regarding what constitutes a forward-looking statement please refer to the Private Securities Litigation Reform Act Safe Harbor Statement on page .
OVERVIEW
Official Payments provides electronic payment solutions for over 3,000 Clients across all 50 states, Puerto Rico and the District of Columbia.  Official Payments' solutions enable government agencies, educational institutions, utility companies and charitable organizations to accept payments by credit card, debit card and electronic check via mobile, web, telephone and point of sale environments.
KEY FISCAL 2012 INITIATIVES AND EVENTS
During fiscal 2012 Official Payments continued to focus on initiatives aimed at improving the quality and reliability of our technology infrastructure, and on improving our operational efficiency.
During our first fiscal quarter, we completed the relocation of our principal executive offices to Norcross, Georgia from Reston, Virginia. As previously disclosed, we believe that our operating and personnel costs will be lower in Georgia than in Virginia and that Georgia offers a labor force with more experience in electronic payments.
During fiscal 2012, we completed substantial upgrades to our hardware, software, and services infrastructure to improve the reliability and security of our core payments systems, and to provide network capacity that will enable us to deliver expanded product capabilities and handle future increases in transaction volumes. As of September 30, 2012, we completed this project and the related assets were placed into service.
We consolidated certain operations functions, which allowed us to reduce our number of active data centers from five to three as of the end of fiscal 2012 thus reducing related costs and operational complexity.
Effective with the commencement of fiscal 2012, the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 became effective. The Durbin Amendment limits debit card discount fees charged by card issuing banks. Because we process a large number of debit card transactions, the Durbin Amendment has caused us to experience a meaningful decrease in Direct Costs in our Consolidated Statements of Operations throughout fiscal 2012 and to date in fiscal 2013. Given that this cost savings is a function of regulatory action, we are unable to predict the long-term impact of the Durbin Amendment.
KEY FISCAL 2013 INITIATIVES
Platform Consolidation
We currently support three processing platforms, a legacy of past acquisitions. We believe that our Clients would be better served by combining our payment operations into a single processing platform. By using one platform we believe that we will be more efficient, more flexible in delivering new product features and services, and able to provide a better overall Client and Customer experience. We therefore intend to execute the previously discussed platform consolidation project with a target of being substantially complete by the end of calendar 2013. We estimate that this consolidation project will cost approximately $2.5 million, a substantial cost savings, compared to prior estimates.

Product
Building products that Customers want to use is important to our ability to sign up new Clients and to get their Customers and Constituents to make more payments utilizing Official Payments' services. We intend to supplement our current browser-based mobile solutions with the launch of native applications (apps) for iPad, iPhone, and Android users in fiscal 2013. In addition, we believe that there is a significant opportunity to enable our Clients to deliver their bills electronically to their Customers and Constituents, so we plan to introduce a suite of electronic bill presentment solutions in fiscal 2013 as well.
 Continued Operational Efficiency
We also continue to work to reduce our overall processing costs, including discount fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher Customer adoption and higher Payment Solutions net revenue.
RESULTS OF OPERATIONS—FISCAL 2012 AND 2011
The following table provides an overview of our results from continuing operations for fiscal 2012 and 2011:
			Variance
	Year ended September 30,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	$	%
Revenues	$135,741	$130,170	$5,571	4.3%
Costs and expenses:
Direct costs	95,373	100,764	(5,391)	(5.4)%
General and administrative	30,457	22,766	7,691	33.8%
Selling and marketing	8,468	6,940	1,528	22.0%
Depreciation and amortization	7,354	7,314	40	0.5%
Total costs and expenses	141,652	137,784	3,868	2.8%
Loss from continuing operations before other income and income taxes	(5,911)	(7,614)	1,703	22.4%
Other income	(1)	82	(83)	(101.2)%
Loss from continuing operations before income taxes	(5,912)	(7,532)	1,620	21.5%
Income tax provision (benefit)	54	(100)	154	154.0%
Loss from continuing operations	(5,966)	(7,432)	1,466	19.7%
(Loss) income from discontinued operations, net	(14)	219	(233)	(106.4)%
Net loss	$(5,980)	$(7,213)	$1,233	17.1%

CONTINUING OPERATIONS
The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our Payment Solutions business and our VSA operations.

COMPARISON—FISCAL 2012 TO 2011
Payment Solutions net revenue
	Net Revenue
	Year ended September 30,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Payment Solutions net revenue	$45,938	$33,719	$12,219	36.2%

The increase in Payment Solutions net revenue in fiscal 2012 was driven primarily by lower discount fees we incurred in connection with processing payments.  These better rates are primarily a function of cost benefits we realized as result of the Durbin Amendment and savings associated with negotiating lower processing fees. There is no assurance that these savings will continue in future periods.

Revenues (Continuing Operations)
	Year ended September 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Revenues
Payment Solutions	$134,406	$128,644	$5,762	4.5%
VSA	1,335	1,526	(191)	(12.5)%
Total	$135,741	$130,170	$5,571	4.3%
Payment Solutions Revenues:  Our core business consists of Payment Solutions that we offer to a variety of federal, state and local governments, utility companies, higher education institutions, and charitable organizations. Our Clients utilize our services to provide electronic payment alternatives to their Customers or Constituents. Examples of payment transactions made utilizing our services include federal and state income taxes, real property taxes, tuition payments, court and other fines, utility and other payment obligations and charitable donations.  In fiscal 2012 we processed approximately 20 million transactions, representing approximately $9.0 billion in payment volume.
We offer our Clients two primary pricing options: convenience fees paid by the Customer, and absorbed fees paid by the Client. These fees are generally calculated as a percentage of the underlying transaction amount, but may also be expressed as a fixed fee in some cases.  Payment Solutions revenue is comprised almost solely of such fees.
During fiscal 2012, we processed 0.5% fewer transactions than in fiscal 2011, principally due to a decrease in transaction volume in our utilities market.  The decline in transaction volume was more than offset by a 10.6% increase in our average payment size, which resulted in a 10.1% increase in total dollars processed in fiscal 2012 over fiscal 2011.  Most of the growth in payment size and dollars processed was attributable to higher education, federal, state and local government Clients.  Offsetting these increases, we experienced a 15.0% decrease in transactions for utilities Clients during fiscal year 2012 versus fiscal year 2011, due to a decrease in transactions for large utilities.
Our gross margin from Continuing Operations is calculated by subtracting (i) direct costs from Continuing Operations from (ii) revenue from Continuing Operations. Our gross margin percentage is calculated by dividing (i) gross margin from Continuing Operations by (ii) revenue from Continuing Operations. Our gross margin and gross margin percentage depend on four principal factors: revenue, cost, the number of transactions processed, and the mix of transactions by Client type and payment type.
•
Our revenue from a transaction depends on whether we receive a flat fee or a fee based on a percentage of the transaction amount.  The type and amount of a fee depends on many competitive considerations, including regulations of payment networks, industry competition, and the level of service that we provide at each Client. If our revenue is equal to a percentage of the amount paid, then revenue will also be affected by all the factors that cause payment amounts to vary.

•
Our direct cost for a transaction depends principally on how the payment is made. It costs us more to process certain types of transactions such as credit card payments and less to process other types of transactions such as electronic checks and debit card payments.  We discuss our direct costs in more detail below.

•
The number of transactions we process and the mix of transactions among Client types are influenced by, among other things: Customers' and Constituents' payment preferences; the type of payments being processed (annual, monthly, quarterly, or periodic); the market penetration of electronic payment options among federal, state, and local governments, higher education institutions, utility companies and charitable organizations; the success of our sales and marketing efforts; and the usability of our products and services.

Each of these factors is subject to change, and as a result, our gross margin from Continuing Operations and our gross margin percentage may change at different rates.
We expect to experience continued growth in revenue, Payment Solutions net revenue and gross margin in fiscal 2013 as compared with fiscal 2012, as we execute on our key strategic initiatives.
VSA Revenues:  Consistent with our plan to wind down our VSA operation, our revenue decreased for fiscal 2012 when compared to fiscal 2011, as underlying contracts expire.  We expect to see continued revenue decreases during fiscal 2013 and 2014.
Direct Costs (Continuing Operations)
Direct costs, which represent costs directly attributable to providing services to Clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees, assessments payable to banks and payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to VSA Clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal years 2012 and 2011:
	Year ended September 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Direct costs
Payment Solutions:
Discount fees	$88,468	$94,925	$(6,457)	(6.8)%
Other costs	6,248	5,583	665	11.9%
Total Payment Solutions	94,716	100,508	(5,792)	(5.8)%
VSA	657	256	401	156.6%
Total	$95,373	$100,764	$(5,391)	5.4%
The following sections discuss the key factors that caused these changes in direct costs for Continuing Operations.
Payment Solutions Direct Costs:  Discount fees decreased $6.5 million, or 6.8%, from fiscal 2011 to fiscal 2012. The decrease in discount fees is a result of cost savings from the Durbin Amendment, as well as lower negotiated processing fees for some of our Clients.
Other direct costs increased $0.6 million, or 10.1%, during fiscal 2012 as compared with fiscal 2011 as a result of increased co-location facility costs.
VSA Direct Costs:  During fiscal 2012, direct costs from our VSA operations increased $0.4 million, or 156.6%, as compared with fiscal 2011.  This increase is attributable to the costs associated with contracted services provided in connection with a one-time project for a VSA Client.  As we continue the wind down of VSA, we expect VSA direct costs to decrease during fiscal 2013.
General and Administrative (Continuing Operations)
General and administrative (G&A) expenses consist primarily of: payroll and payroll-related costs for technology, product management, finance, accounting, legal and executive management; information systems; and outside services fees, including regulatory compliance, audits and other costs that we incur as a public company. Information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred during fiscal 2012 and 2011:
	Year ended September 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
General and administrative
Payment Solutions	$30,261	$22,761	$7,500	33.0%
VSA	196	5	191	3,820.0%
Total	$30,457	$22,766	$7,691	33.8%
Payment Solutions General and Administrative:  During fiscal 2012, Payment Solutions G&A expenses increased $7.5 million, or 33.0%, over fiscal year 2011. Several factors contributed to the overall increase in G&A expenses during fiscal 2012.  First, we accrued performance-related compensation expenses $3.3 million higher than in fiscal 2011.  Second, our share based compensation expense is $1.8 million greater in fiscal 2012 than in fiscal 2011 primarily due to the fiscal 2011 reversal of $1.5 million of expense related to restricted stock units ("RSUs") that had been granted to our former CEO.  The vesting conditions of the RSUs were not satisfied and $1.5 million of previously recorded expense was reversed in the quarter ended March 31, 2011. Third, during fiscal 2012, we recorded a restructuring charge of $1.6 million, including relocation costs of $0.1 million, related to the relocation of our principal executive offices from Reston, Virginia to Norcross, Georgia.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including leasehold improvements, net of accumulated amortization and deferred rent. Lastly, we incurred an increase in nonperformance-related employee compensation expense of $1.2 million in fiscal 2012 as compared to fiscal 2011, primarily as a result of increased headcount in our technology organization, related to the previously discussed infrastructure and platform consolidation projects.
We expect fiscal 2013 G&A expenses to decrease over fiscal 2012, due to the one-time nature of our restructuring costs, as well as an expected decrease in management incentive plan costs.
VSA General and Administrative:  G&A costs for VSA operations increased $0.2 million in fiscal 2012 over fiscal 2011.  We expect to see de minimis general and administrative expenses for our VSA operation during fiscal 2013, as we continue to wind-down the related contracts.
Selling and Marketing (Continuing Operations)
Selling and marketing expenses consist primarily of payroll and payroll-related costs for sales, large account management and marketing personnel, sales commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in connection with the April 15th federal income tax payment deadline.  The following table provides a year-over-year comparison of selling and marketing costs incurred during fiscal 2012 and 2011:

	Year ended September 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Selling and marketing
Payment Solutions	$8,468	$6,940	$1,528	22.0%
VSA	—	—	—	—
Total	$8,468	$6,940	$1,528	22.0%
Payment Solutions Selling and Marketing:  During fiscal 2012, Payment Solutions selling and marketing expenses increased $1.5 million, or 22.0% over fiscal 2011.  The most significant factor in the year over year increase was a $0.4 million increase in commissions paid, which was driven by higher net revenues from Clients.  Additionally, both advertising costs and travel related expenses increased by $0.3 million during fiscal 2012, reflecting our efforts to increase revenues.  Lastly, we incurred $0.3 million of severance costs in connection with the termination of our Senior Vice President, Strategic Marketing during the fourth quarter of fiscal 2012.
Depreciation and Amortization (Continuing Operations)
Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to Client projects.  The following table provides a year-over-year comparison of depreciation and amortization costs during fiscal 2012 and 2011:
	Year ended September 30,		Variance
(in thousands, except percentages)	2012	2011	$	%
Depreciation and amortization
Payment Solutions	$7,354	$7,314	$40	0.5%
VSA	—	—	—	—
Total	$7,354	$7,314	$40	0.5%
Depreciation expense was $0.6 million higher in fiscal 2012 as compared with fiscal 2011, due to internally developed software and infrastructure assets, being placed into service during fiscal 2012. This amount was almost completely offset by a decrease in amortization expense due to certain intangible assets becoming fully amortized.  We did not incur depreciation or amortization expense for our VSA operation during fiscal 2012 or 2011.  We expect fiscal 2013 depreciation and amortization expense to be consistent with the level in fiscal 2012.
Other Income (Continuing Operations)
Interest income (expense), net:  Interest income during fiscal 2012 decreased $0.08 million compared to fiscal 2011 primarily due to a decrease in interest rates earned on our invested cash.  Our interest rates fluctuate with changes in the marketplace.
Income Tax Provision (Continuing Operations)
Our income tax provision from continuing operations was $54,000 in fiscal 2012, a $9,000 increase over fiscal 2011. The provision for income taxes represents state tax obligations incurred by our Payment Solutions operations and an intra-period tax allocation between continuing and discontinued operations.  Our Consolidated Statements of Operations for fiscal 2012 and 2011 do not reflect a federal tax provision because of offsetting adjustments to our deferred tax asset valuation allowance, which reduces any tax benefit to zero.  Our effective tax rates differ from the federal statutory rate due to state income taxes, tax-exempt interest income and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to factors including, but not limited to: the relative income contribution by tax jurisdiction; changes in statutory tax rates; the amount of tax exempt interest income generated during the year; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

Tax Loss Carryforwards
At September 30, 2012, we had $125.7 million of federal net operating loss carryforwards, which expire beginning in fiscal 2018 through 2032, and $109.0 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2018 through 2032.  Of the $125.7 million of federal net operating loss carryforward and $109.0 million of state net operating loss carryforwards, $48.6 million and $28.1 million, respectively, were acquired with the purchase of Official Payments Corporation in 2002.  As of September 30, 2012 approximately $108.3 million of our federal net operating loss carryforwards do not have any restrictions.  Our acquired federal net operating loss carryforward is limited to $3.4 million per year pursuant to Internal Revenue Code Section 382, and approximately $11.2 million is still limited to this annual amount.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.

RESULTS OF OPERATIONS—FISCAL 2011 AND 2010
The following table provides an overview of our results of operations for fiscal 2011 and 2010:
			Variance
	Year ended September 30,		2011 vs. 2010
(in thousands, except percentages)	2011	2010	$	%
Revenues	$130,170	$130,224	$(54)	—
Costs and expenses:
Direct costs	100,764	98,328	2,436	2.5%
General and administrative	22,766	25,199	(2,433)	(9.7)%
Selling and marketing	6,940	6,355	585	9.2%
Depreciation and amortization	7,314	6,711	603	9.0%
Total costs and expenses	137,784	136,593	1,191	0.9%
Loss from continuing operations before other income and income taxes	(7,614)	(6,369)	(1,245)	(19.6)%
Other income	82	451	(369)	(81.8)%
Loss from continuing operations before income taxes	(7,532)	(5,918)	(1,614)	(27.3)%
Income tax (benefit) provision	(100)	30	(130)	*
Loss from continuing operations	(7,432)	(5,948)	(1,484)	(25.0)%
Income (loss) from discontinued operations, net	219	(245)	464	*
Net loss	$(7,213)	$(6,193)	$(1,020)	(16.5)%
* Not meaningful
COMPARISON—FISCAL 2011 TO 2010
Revenues (Continuing Operations)
The following table compares the revenues generated by our Continuing Operations during fiscal years 2011 and 2010:
	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Revenues
Payment Solutions	$128,644	$127,223	$1,421	1.1%
VSA	1,526	3,001	(1,475)	(49.2)%
Total	$130,170	$130,224	$(54)	—
Payment Solutions Revenues:  During fiscal 2011, we processed 7.3% more transactions than in fiscal 2010, representing 5.7% more dollars processed.  The lower growth in dollars processed, as compared with growth in transactions, was due primarily to an increase in transactions from Customers with lower average dollar size per transaction. Furthermore, the economic environment also caused the average payment size to decline.  The combination of increased transactions processed, with lower average payment size resulted in minimal revenue growth in fiscal 2011.
Additionally, we experienced an 11.8% decrease in transactions processed for utility Clients, versus the previous year, primarily because many of the large utilities that became Official Payments Clients when ChoicePay was acquired did not renew their contracts.  The majority of other Client types experienced increases in transactions processed, ranging from 8.1% to 18.0% during fiscal 2011 as compared to fiscal 2010.
VSA Revenues:  Consistent with the plan to wind down our VSA operation, revenue decreased for fiscal 2011 when compared to fiscal 2010, as a result of contract completions.
Direct Costs (Continuing Operations)
The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during fiscal 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Direct costs
Payment Solutions:
Discount fees	$94,925	$90,853	$4,072	4.5%
Other costs	5,583	6,197	(614)	(10.0)%
Total Payment Solutions	100,508	97,050	3,458	3.6%
VSA	256	1,278	(1,022)	(80.0)%
Total	$100,764	$98,328	$2,436	2.5%
Payment Solutions Direct Costs:  A 7.3% increase in transaction volume during fiscal 2011 was the primary cause of the 4.5% increase in discount fees over fiscal 2010.  Further contributing to the increase in discount fees were the fluctuation in payment methods used by Customers as well as an increase in discount fees charged by one of the payment networks.  In addition, during fiscal 2010 we recognized a one-time reduction in cost of $0.3 million from settlement funds received related to payment card processing fees.
The decrease in other direct costs was primarily attributable to a $0.3 million decrease in telephony costs as a result of our efforts to improve efficiencies in our telephony structure.  We also benefited from a $0.1 million decrease in labor and labor-related expenses, which includes temporary labor, primarily due to efforts to more efficiently staff our customer service department during the income tax season.  In addition, we benefited from $0.2 million in reduced non-capitalized equipment purchases, software maintenance and other miscellaneous costs.  Offsetting these decreases was $0.1 million in one-time expense associated with integration costs for certain higher education Clients.
VSA Direct Costs:  Product and material costs decreased $0.5 million during fiscal 2011 compared to fiscal 2010.  The completion of several projects meant that certain software maintenance contracts did not have to be renewed, resulting in a $0.2 million reduction in expense.  The remaining $0.3 million in reduced expenses was related to labor and labor-related expenses, telephony costs and other office expenses, consistent with the reduction in contracts to service.
General and Administrative (Continuing Operations)
The following table compares general and administrative (G&A) costs incurred during fiscal 2011 and 2010:
	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
General and administrative
Payment Solutions	$22,761	$24,821	$(2,060)	(8.3)%
VSA	5	378	(373)	(98.7)%
Total	$22,766	$25,199	$(2,433)	(9.7)%
Payment Solutions General and Administrative:  Several factors contributed to the overall decrease in G&A expenses during fiscal 2011.  Share-based payment expense decreased $1.3 million when comparing fiscal 2011 to 2010.  During fiscal 2011, we reversed $1.5 million in share-based payment expense related to Restricted Stock Units, (RSUs) granted to a former CEO.  RSU vesting conditions were not satisfied and we reversed the expense that had been previously recognized.  Two factors contributed to a $0.2 million increase to share-based payment expense in fiscal 2011: (1) we granted every employee options to purchase shares of our stock, which led to an increase in the total number of shares vesting and the associated expense, and (2) fiscal 2010 benefitted from significant credits to share-based payment expense due to our Performance Stock Units, (PSUs), as well as a declining stock price.
During fiscal 2010 we recorded nearly $1.5 million in severance expense related to the departure of a former CEO and former COO.  During fiscal 2011, we recorded approximately $0.5 million in severance expense related to the departure of our former CFO and the severance expense related to the transition of our corporate office to Norcross, Georgia.  This resulted in a $1.0 million net expense reduction in fiscal 2011 over the prior year.  Fiscal 2011 management incentive plan expense was $0.8 million less than in fiscal 2010 because we did not meet our fiscal 2011 performance goals.

Our legal expenses decreased $0.9 million in fiscal 2011 versus fiscal 2010, primarily due to one-time legal costs incurred during fiscal 2010 related to corporate governance matters and our annual meeting and proxy statement.  Our facilities related costs decreased $0.6 million in fiscal 2011 over fiscal 2010 due to a full year benefit of reduced rent expense for our Reston office as well as the absence of restructuring costs related to our San Ramon, California, Tulsa, Oklahoma and Auburn, Alabama office consolidations.  During fiscal 2011 we increased our collection efforts on accounts receivable and as a result we re-evaluated our estimate for bad debts which resulted in a $0.5 million decrease in bad debt expense in fiscal 2011 versus fiscal 2010.
Further contributing to the overall reduction in G&A expenses in fiscal 2011 versus fiscal 2010 were: a $0.4 million reduction in telephony costs as a result of reduced pricing agreements placed into effect late in fiscal 2010; a $0.2 million reduction in recruiting expense as a result of expenses incurred in fiscal 2010 for our CEO search; and $0.1 million in reduced travel and travel-related expenses.
Primarily offsetting these decreases was an increase in labor and labor-related costs of $2.3 million in fiscal 2011 versus fiscal 2010, a result of additional positions added at the senior executive level, the addition of software developers, a decrease in internally developed software projects that capitalize labor, and an increase in maintenance work on existing platforms.  In addition, our outside consultant and services labor costs increased $0.7 million in fiscal 2011 versus fiscal 2010.  Our software and equipment purchases and maintenance agreements increased $0.4 million in fiscal 2011 versus fiscal 2010, consistent with previously discussed network upgrade initiatives.  Finally, our money transmitter license and fee expense increased $0.3 million primarily attributable to obtaining licenses in several new states.
VSA General and Administrative:  The decrease in fiscal 2011 for VSA G&A expenses relates primarily to an adjustment to bad debt expense in fiscal 2011 relating to a Pension contract payment received that had been fully reserved.
Selling and Marketing (Continuing Operations)
The following table provides a year-over-year comparison of selling and marketing costs incurred during fiscal 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Selling and marketing
Payment Solutions	$6,940	$6,355	$585	9.2%
VSA	—	—	—	—
Total	$6,940	$6,355	$585	9.2%
Payment Solutions Selling and Marketing:  Advertising expense increased $0.6 million in fiscal 2011 versus fiscal 2010, a result of a strategic initiative to expand marketing campaigns to more markets.  We also incurred $0.1 million in severance expense in fiscal 2011 versus fiscal 2010 as a result of the departure of several employees in our sales group.  Furthermore, our share-based payment expense increased $0.1 million year-over-year due to an increase in the number of options which had been granted. Our sales commission expense increased $0.1 million year-over-year, as a result of the structure of our fiscal 2011 commission plan.  Offsetting these increases is a decrease in marketing research of $0.2 million and a $0.1 million decrease in labor and labor-related expenses, including consultants and outside services.
Depreciation and Amortization (Continuing Operations)

The following table provides a year-over-year comparison of depreciation and amortization costs incurred during fiscal years 2011 and 2010:

	Year ended September 30,		Variance
(in thousands, except percentages)	2011	2010	$	%
Depreciation and amortization
Payment Solutions	$7,314	$5,625	$1,689	30.1%
VSA	—	1,086	(1,086)	(100.0)%
Total	$7,314	$6,711	$142	9.0%
During the fourth quarter of fiscal 2010 we placed several internally developed software projects into service with a three year useful life, resulting in a full year of depreciation expense recorded during fiscal 2011.  This was the primary reason for the increase in depreciation and amortization expense for Payment Solutions.  We did not incur any depreciation or amortization expense for our VSA operation during fiscal 2011, consistent with our plan to wind down the VSA business.
Other Income (Continuing Operations)
Interest income, net:  Fiscal 2011 interest income decreased $0.3 million compared to fiscal 2010, attributable to both a decrease in the size of our investment portfolio and decreases in interest rates.  Due to current market conditions, we elected to sell the municipal bonds we then owned and invest the proceeds in money market accounts, treasury bills, discount notes and commercial paper – often at lower interest rates than were being paid by the municipal bonds.
Income Tax Provision (Continuing Operations)
We reported an income tax benefit from continuing operations of $100,000 for fiscal 2011, as compared to   fiscal 2010, in which we recorded a provision of $30,000. The provision for income taxes represents state tax obligations incurred by our Payment Solutions operations and an intra-period tax allocation between continuing and discontinued operations.  Our Consolidated Statements of Operations for fiscal 2011 and 2010 do not reflect a federal tax provision because of offsetting adjustments to our deferred tax asset valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2012 we had $39.1 million in cash and cash equivalents compared with $39.8 million at September 30, 2011.  The decline in cash and cash equivalents is primarily associated with the acquisition of network-related infrastructure and spending on internally developed software.
As discussed in Note 5—Customer Concentration and Risk and Note 9—Commitments and Contingencies our Consolidated Balance Sheets include settlements receivable and payable.  We had $39.1 million in cash and cash equivalents at September 30, 2012.  We had $15.3 million of settlements receivable at September 30, 2012 which we collected within two days of the fiscal year end as settlements from credit card companies and banks. We had $17.0 million of settlements payable and $5.6 million of accrued discount fees as of September 30, 2012 that we had not yet distributed to clients due to the timing of bank transactions.
In July 2011 we committed $8.3 million to upgrade our infrastructure, which included the purchase of hardware, software and professional services.  The project commenced in August 2011 and was completed and put into service in September 2012.
We believe we have sufficient liquidity to meet currently anticipated needs, including capital expenditures, working capital investments, and acquisitions for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter as a result of the timing of billing and collections, and the related settlement of funds.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we would have to raise additional funds.  There can be no assurance that such additional funding, if necessary, would be available on favorable terms, if at all.  Currently, we do not have any short or long-term debt.

Net Cash from Continuing Operations—Operating Activities.  During fiscal 2012, our operating activities from Continuing Operations generated $4.1 million of cash.  This reflects a net loss of $6.0 million from Continuing Operations and $10.1 million of non-cash items in net income.  Changes in working capital generated $0.9 million of cash during fiscal 2012.
Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for fiscal 2012 was $4.7 million.  The purchase of equipment and software to support our Payment Solutions operations, including internally developed software used $4.6 million of cash and payment for the ChoicePay earn-out used $0.1 million of cash.
Net Cash from Continuing Operations—Financing Activities.  Net cash used in our financing activities from Continuing Operations for fiscal 2012 was $0.03 million, reflecting $34,000 of capital lease obligations cash use.
Net Cash from Discontinued Operations—Operating Activities.  During fiscal 2012, our operating activities from Discontinued Operations used $14,000 of cash for miscellaneous legal expenses.
Net Cash from Discontinued Operations—Investing Activities.  During fiscal 2012, there was no cash generated or used by investing activities from discontinued operations.  During fiscal 2011 investing activities from discontinued operations provided $0.4 million of cash as a result of an earn-out payment, net of taxes, from the sale of our former GBPO business.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with US GAAP.  Note 2—Summary of Significant Accounting and Reporting Policies of our Notes to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  We believe that of our significant policies, the following are the most noteworthy because they are based upon estimates and assumptions that require complex subjective judgments by management, which can have a material effect on our reported results.  Changes in these estimates or assumptions could materially affect our financial condition and results of operations.  Actual results could differ materially from management's estimates.
Revenue Recognition
Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are captured and authorized through third-party networks. We charge a convenience fee for these processing services which is either a percentage of the dollar amount of each transaction or a flat fee per transaction. Certain Clients are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenues derived from the electronic processing of credit and debit card transactions are reported gross of amounts paid to sponsor banks in the form of discount fees. We recognize the revenue in the month in which the service is provided.
VSA revenue: VSA revenue is primarily derived from annual recurring service fees for the use of the service and related support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for VSA and related services is generally received one month to one year in advance. Deferred revenues are recognized for customer payments for services in advance of the performance of services for the customer.
Goodwill and Intangible Assets
Acquired goodwill and intangible assets are initially recorded at fair value and tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. All of our goodwill and intangible assets are included in our Payment Solutions reporting unit. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit.  Fair value of the reporting unit is estimated using a combination of income-based and market-based valuation methodologies.  Under the income approach, forecasted cash flows of a reporting unit are discounted to a present value using a discount rate commensurate with the risks of those cash flows.  Under the market approach, the fair value of a reporting unit is estimated based on trading multiples of a group of comparable public companies and from values implied by recent merger and acquisition transactions involving comparable companies.  An impairment charge is recorded if the carrying value of the Payment Solutions reporting unit exceeds its implied fair value.  We performed our annual impairment test of the carrying value of our goodwill for fiscal 2012 during our fourth quarter; this is consistent with the historic timing of our annual goodwill impairment review. Based on our assessment as of September 30, 2012, we concluded that the fair value of the Payment Solutions reporting unit exceeded its carrying value by at least 50%.  Significant assumptions inherent in the valuation methodologies employed include, but are not limited to, projected business results, growth rates and discount rates.  These assumptions are based primarily on our historical results and expectations for future operations.  Our assumptions do not include the potential impacts of alternative payment methods Customers might begin to use, significant changes in the overall economy or loss of significant Clients, each of which would likely decrease our estimated fair value and potentially cause us to record an impairment of our recorded goodwill.
At September 30, 2012, the carrying value of goodwill was approximately $17.6 million.
In addition to our annual goodwill impairment review, we also perform periodic reviews of the carrying values of our other intangible assets. These intangible assets consist primarily of acquired core technology and acquired customer related assets. In evaluating potential impairment of these assets we specifically consider whether any indicators of impairment are present, including:
•	whether there has been a significant adverse change in the business climate that affects the value of an asset;
•	whether there has been a significant change in the extent or manner in which an asset is used; and
•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.
If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At September 30, 2012, the carrying value of our intangible assets, excluding goodwill, was approximately $1.1 million. As a result of our fiscal 2012 impairment review, we concluded that none of these assets was impaired.
Income Taxes
We account for income taxes by recognizing deferred tax assets and liabilities, which are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Judgments are required in determining the amount and probability of future taxable income, which in turn is critical to a determination of whether a valuation reserve against the deferred tax asset is appropriate.
We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. As of September 30, 2012 and 2011, we had no unrecognized tax benefits.
Share-Based Compensation
Under the provisions of ASC 718, share-based compensation cost for stock option awards is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes option-pricing formula and is recognized as expense ratably over the requisite service period. We recognize share -based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates are revised in subsequent periods when actual forfeitures differ from those estimates. The Black-Scholes option-pricing formula requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially for future awards from that recorded for existing awards.
RECENT ACCOUNTING STANDARDS
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
FASB ASU 2012-02.  In July 2012 the FASB issued FASB ASU 2012-02 regarding the testing of indefinite-lived intangible assets for impairment.  An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  This standard permits an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance.  This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe the adoption of this standard will have any impact on our financial statements or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements under Item 303 of Regulation S-K.

INDEMNIFICATION AGREEMENTS
Our Certificate of Incorporation obligates us to indemnify our directors and officers against all expenses, judgments, fines and amounts paid in settlement for which such persons become liable as a result of acting in any capacity on behalf of Official Payments, if the director or officer met the standard of conduct specified in the Certificate, and subject to the limitations specified in the Certificate.  In addition, we have indemnification agreements with certain of our directors and officers, which supplement the indemnification obligations in our Certificate.  These agreements generally obligate us to indemnify the indemnitees' against expenses incurred because of their status as a director or officer, if the indemnitee met the standard of conduct specified in the agreement, and subject to the limitations specified in the agreement.
EMPLOYMENT AGREEMENTS
As of September 30, 2012, we had employment and change of control agreements with several key employees.  If certain termination or change of control events were to occur under these contracts as of September 30, 2012, we could be required to pay up to $3.9 million.
CONTRACTUAL OBLIGATIONS
We have contractual obligations to make future payments on lease agreements, which have remaining terms that extend beyond five years.  During fiscal 2012, we entered into a lease agreement for space in Great Falls, Virginia to house some of our legal team.  This lease agreement ends in fiscal 2014.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Purchase obligations are legally binding arrangements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed minimum or variable price over a specified period of time.  The following table presents our expected payments for contractual obligations that were outstanding at September 30, 2012.  All of our contractual obligations expire by 2018.

(in thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Capital lease obligations (equipment) (1)	$29	$23	$6	$—	$—

Operating lease obligations:
Facilities leases	4,645	1,056	1,709	1,445	435
Equipment leases	11	6	5	—	—

Purchase obligations:
Subcontractor	—	—	—	—	—
Purchase order	425	425	—	—	—
Total contractual obligations	$5,110	$1,510	$1,720	$1,445	$435

(1)	Includes interest payments of $3.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain a portfolio of cash equivalents and investments in a variety of securities including government and non-government securities.  These securities are not subject to any material interest rate risk which would cause a decline in value if market interest rates increase.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
The Board of Directors and Shareholders of Official Payments Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Official Payments Holdings, Inc. as of September 30, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Official Payments Holdings, Inc. at September 30, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Official Payments Holdings, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
December 14, 2012

To the Board of Directors and Shareholders
Official Payment Holdings, Inc. (formerly, Tier Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Official Payments Holdings, Inc. (formerly, Tier Technologies, Inc.) and subsidiary as of September 30, 2011, and the related consolidated statements of operations, shareholders' equity, comprehensive loss, and cash flows for each of the two years in the period ended September 30, 2011.  Our audits also included the financial statement schedule of Official Payments Holdings, Inc. and subsidiary listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Official Payments Holdings, Inc. and subsidiary as of September 30, 2011, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Vienna, Virginia
December 6, 2011

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)	September 30, 2012	September 30, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$39,071	$39,760
Accounts receivable, net	5,304	4,467
Settlements receivable	15,291	7,648
Prepaid expenses and other current assets	1,692	2,368
Total current assets	61,358	54,243

Property, equipment and software, net	17,368	18,189
Goodwill	17,582	17,460
Other intangible assets, net	1,107	4,037
Other assets	509	238
Total assets	$97,924	$94,167

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$74	$1,057
Settlements payable	17,019	9,812
Accrued compensation liabilities	6,373	2,721
Accrued discount fees	5,616	4,900
Other accrued liabilities	2,201	3,881
Deferred income	284	439
Total current liabilities	31,567	22,810
Other liabilities:
Deferred rent	67	1,556
Other liabilities	1,103	28
Total other liabilities	1,170	1,584
Total liabilities	32,737	24,394

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock, $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,817 and 20,817; shares outstanding: 16,642 and 16,642	195,126	193,732
Treasury stock—at cost, 4,175 and 4,175 shares	(31,383)	(31,383)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(98,556)	(92,576)
Total shareholders' equity	65,187	69,773
Total liabilities and shareholders' equity	$97,924	$94,167
See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per share data)	2012	2011	2010

Revenues	$135,741	$130,170	$130,224

Costs and expenses:
Direct costs	95,373	100,764	98,328
General and administrative	30,457	22,766	25,199
Selling and marketing	8,468	6,940	6,355
Depreciation and amortization	7,354	7,314	6,711
Total costs and expenses	141,652	137,784	136,593

Loss from continuing operations before other income and income taxes	(5,911)	(7,614)	(6,369)

Other income:
Interest (expense) income, net	(1)	82	414
Gain on investment	—	—	31
Gain on sale of assets	—	—	6
Total other income	(1)	82	451

Loss from continuing operations before income taxes	(5,912)	(7,532)	(5,918)
Income tax provision (benefit)	54	(100)	30

Loss from continuing operations	(5,966)	(7,432)	(5,948)
(Loss) income from discontinued operations, net	(14)	219	(245)

Net loss	$(5,980)	$(7,213)	$(6,193)

(Loss) earnings per share—Basic and diluted:
From continuing operations	$(0.36)	$(0.43)	$(0.33)
From discontinued operations	$—	$0.01	$(0.01)
Loss per share—Basic and diluted	$(0.36)	$(0.42)	$(0.34)

Weighted average common shares used in computing:
Basic and diluted (loss) earnings per share	16,642	17,112	18,153
See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
(in thousands)	2012	2011	2010
Net loss	$(5,980)	$(7,213)	$(6,193)
Other comprehensive income (loss), net of taxes:
Investments in marketable securities:
Unrealized gain (loss)	—	1	(1)
Impact of realized loss transferred from accumulated other comprehensive income and included in net loss	—	—	—
Other comprehensive income (loss)	—	1	(1)
Comprehensive loss	$(5,980)	$(7,212)	$(6,194)

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock issued			Treasury stock
(in thousands)	Shares	Amount	Paid-in- capital	Shares	Amount	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders' equity
Balance at September 30, 2009	20,687	$207	$191,823	(2,449)	$(20,271)	—	$(79,170)	$92,589
Net loss	—	—	—	—	—	—	(6,193)	(6,193)
Exercise of stock options	19	—	82	—	—	—	—	82
Share-based payment	—	—	1,508	—	—	—	—	1,508
Repurchase of common stock	—	—	—	(87)	(749)	—	—	(749)
Unrealized loss on investment	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2010	20,706	$207	$193,413	(2,536)	$(21,020)	$(1)	$(85,363)	$87,236
Net loss	—	—	—	—	—	—	(7,213)	(7,213)
Exercise of stock options	111	1	481	—	—	—	—	482
Share-based payment	—	—	(370)	—	—	—	—	(370)
Repurchase of common stock	—	—	—	(1,639)	(10,363)	—	—	(10,363)
Unrealized income on investment	—	—	—	—	—	1	—	1
Balance at September 30, 2011	20,817	$208	$193,524	(4,175)	$(31,383)	$—	$(92,576)	$69,773
Net loss	—	—	—	—	—	—	(5,980)	(5,980)
Exercise of stock options	—	—	—	—	—	—	—	—
Share-based payment	—	—	1,394	—	—	—	—	1,394
Repurchase of common stock	—	—	—	—	—	—	—	—
Unrealized income on investment	—	—	—	—	—	—	—	—
Balance at September 30, 2012	20,817	$208	$194,918	(4,175)	$(31,383)	$—	$(98,556)	$65,187

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,980)	$(7,213)	$(6,193)
Less: (Loss) income from discontinued operations, net	(14)	219	(245)
Loss from continuing operations, net	(5,966)	(7,432)	(5,948)
Non-cash items included in net loss:
Restructuring costs	435	178	(21)
Depreciation and amortization	7,354	7,314	6,711
Provision for doubtful accounts	26	363	1,304
Deferred rent	(14)	204	388
Share-based compensation	1,394	(217)	1,012
Capitalized software impairment loss	—	268	—
(Gain) loss on trading investments	—	—	(31)
Gain on sale of equipment	—	—	(10)
Other	—	—	2
Net effect of changes in assets and liabilities:
Accounts receivable, net	(863)	53	(1,396)
Settlement processing assets and obligations, net	(436)	(195)	(960)
Prepaid expenses and other assets	405	(1,034)	629
Accounts payable and accrued liabilities	1,763	(624)	(196)
Income taxes receivable	—	7	84
Deferred income	(155)	(119)	(303)
Other long term liabilities	160	(268)	731
Cash provided by (used in) operating activities from continuing operations	4,103	(1,502)	1,996
Cash used in operating activities from discontinued operations	(14)	(149)	(855)
Cash provided by (used in) operating activities	4,089	(1,651)	1,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(13,248)	(23,587)
Sales and maturities of available-for-sale securities	—	21,826	19,886
Sales of trading securities	—	—	31,200
Restricted investments matured, sold and released from restriction	—	6,983	—
Purchase of equipment and software	(1,833)	(7,532)	(1,681)
Capitalized internally developed software	(2,789)	(2,749)	(3,563)
Earn out payments—ChoicePay	(122)	(79)	(52)
Collection of note receivable	—	—	527
Proceeds from sale of equipment	—	—	10
Cash (used in) provided by investing activities from continuing operations	(4,744)	5,201	22,740
Cash provided by investing activities from discontinued operations	—	368	610
Cash (used in) provided by investing activities	(4,744)	5,569	23,350
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of company stock	—	(10,363)	(749)
Net proceeds from issuance of common stock	—	482	82
Capital lease obligations and other financing arrangements	(34)	(34)	(36)
Cash used in financing activities	(34)	(9,915)	(703)
Net (decrease) increase in cash and cash equivalents	(689)	(5,997)	23,788
Cash and cash equivalents at beginning of period	39,760	45,757	21,969
Cash and cash equivalents at end of period	$39,071	$39,760	$45,757
See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
	Year ended September 30,
(in thousands)	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2	$5	$26
Income taxes paid, net	$6	$37	$35
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments released from restriction	$—	$327	$50
Equipment acquired under capital lease obligations and other financing arrangements	$—	$18	$—
Tenant improvement acquired with deferred rent credit	$—	$—	$959
Fair value of Auction Rate Securities Rights	$—	$—	$3,289
Fair value adjustment of trading securities	$—	$—	$3,320

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—NATURE OF OPERATIONS
Official Payments Holdings, Inc., or Official Payments, (formerly known as Tier Technologies, Inc.) primarily provides electronic payment solutions ("Payment Solutions"), which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We provide payment solutions to the following types of Clients:
•	Federal, State and Local governments—which includes federal and state income and business tax payments, and local real property tax payments;
•	Higher Education—which consists of payments to post-secondary educational institutions;
•	Utility—which includes payments to private and public utilities;
•	Charitable organizations; and
•	Other—which includes rent, insurance, and K-12 education meal payments and fee payments.
We also operate in one other business area, our Voice and Systems Automation, or VSA, business. We expect to wind down our VSA business during fiscal year 2014, because we do not believe the services are compatible with our long-term strategic direction.  VSA provides call center interactive voice response systems and support services, including customization, installation and maintenance.
For additional information about our Payment Solutions and VSA operations, see Note 11—Segment Information.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  These financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended.
Principles of Consolidation.  The financial statements include the accounts of Official Payments Holdings, Inc. and its subsidiary.  Intercompany transactions and balances have been eliminated.
Use of Estimates.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes.  We believe that near-term changes could reasonably affect the following estimates:  collectability of receivables; share-based compensation; valuation of goodwill, intangibles and investments; contingent liabilities; effective tax rates; and deferred taxes and the associated valuation allowance.  Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and notes thereto are reasonable in light of known facts and circumstances, actual results could differ materially.
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
Revenue Recognition and Credit Risk.  Payment Solutions revenues are primarily attributable to fees for processing incoming payment obligations electronically.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  We assess collectability based upon our Clients' financial condition and prior payment history, as well as our performance under the arrangement.
Our Payment Solutions operations offer services that allow our Clients to offer their Constituents (individuals or businesses) the ability to pay certain financial obligations with credit or debit cards, electronic check, cash or money order, depending on the terms of the arrangement.  Our revenue is generated in the form of the convenience fee we are permitted to charge for the electronic payment solutions service provided.  Depending on the agreement with the Client, the convenience fee can be a fixed fee or a percentage of the payment processed.  In over 90% of our arrangements, this fee is charged directly to the Constituent and is added to their payment obligation when it is processed.  In the remainder of arrangements, our Clients pay the convenience fees we receive.  We recognize the revenue in the month in which the service is provided.
During fiscal 2012, our VSA operations included software maintenance and support and non-essential training and consulting support.  When we provide ongoing maintenance and support services, the associated revenue is deferred and recognized on a straight-line basis over the life of the related contract—typically one year.  Generally, we recognize the revenues earned for non-essential training and consulting support when the services are performed.
Allowance for Doubtful Accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  We determine the allowance for doubtful accounts based on known troubled accounts, historical experience and other currently available evidence.  Additions to the allowance for doubtful accounts are included in General and administrative on our Consolidated Statements of Operations.
Settlements receivable.  Individuals and businesses settle their obligations to our various Clients, primarily utility and other public sector Clients, using credit or debit cards or via ACH payments.  We create a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the Client.  Once we receive confirmation the funds have been received, we settle the obligation to the Client.  Convenience fees are charged to cardholders on a per transaction basis and are reinstated to cardholders upon an approved payment reversal.
Accrued Discount Fees.  Our direct costs for our Payment Solutions operations primarily consist of credit card discount fees, in addition to assessments and other costs passed onto us by our processors.  Collectively, these fees and costs are considered to be discount fees.  Discount fees are charged to us as a percentage of the dollar volume we transact plus a fixed fee, and for expense purposes, are incurred during the month that the related transaction is authorized for payment.  Accrued discount fees represent the total amount of discount fees that have been incurred by us on authorized transactions, but have yet to be remitted by us as of the reporting date.  Discount fees are typically remitted by us in the calendar month which follows the date of transaction authorization.
Fair Value of Financial Instruments.  The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
Advertising Expense.  We expense advertising costs, net of cooperative advertising cash contributions received from partners, during the period the advertising takes place.  We incurred net advertising expenses from Continuing Operations of $1.6 million during fiscal 2012, $1.3 million during fiscal year 2011, and $0.7 million during fiscal year 2010.
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
We expense the costs incurred for software that we expect to use internally until the preliminary project stage has been completed.  Subsequently, we capitalize direct service and material costs, as well as direct payroll and payroll‑related costs and interest costs incurred during development.  Once the software is ready for its intended use in accordance with ASC 350-40, we amortize it on a straight-line basis over its estimated useful life.
Goodwill.  Goodwill is not amortized, but instead is tested for impairment at least annually at the reporting unit level.  We perform this impairment test by first comparing the fair value of our Payment Solutions reporting units to their carrying amount.  If an indicator of impairment exists, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.  We determine fair value of our reporting units using various methodologies including: 1) comparable public companies; 2) merger and acquisitions precedents; and 3) discounted cash flows  No impairment existed during fiscal 2012.
Intangible Assets.  We amortize intangible assets with finite lives over their estimated benefit period, ranging from five to ten years, in a manner consistent with the estimated pattern in which the asset is consumed.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  No impairment existed during fiscal 2012.
Loss Per Share.  Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock to the extent such securities or other contracts are not anti-dilutive.
Share-Based Compensation.  Share-based compensation cost for an option award is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the award (typically three to five years) using the ratable method.  We also issue restricted stock units and performance stock units.  For the restricted stock units and performance stock units payable in cash, we record expense based on the fair value of the awards at the end of each financial reporting period, consistent with the recognition of awards classified as liabilities under US GAAP.
Income Taxes.  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid or the differences are reversed.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We recognize the tax benefit or liability of an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
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
FASB ASU 2012-02.  In July 2012 the FASB issued FASB ASU 2012-02 regarding the testing of indefinite-lived intangible assets for impairment.  An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance.  This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe the adoption of this standard will have any impact on our financial statements or results of operations.
NOTE 3—INVESTMENTS
At September 30, 2012 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.
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
The following table represents the fair value hierarchy for our financial assets, comprised of cash equivalents and investments, measured at fair value on a recurring basis as of September 30, 2012 and September 30, 2011:

Fair value measurements as of September 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,256	—	—	$8,256

Fair value measurements as of September 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U. S. Treasury bills	$7,200	$—	$—	$7,200
Money market	1,045	—	—	1,045

Total	$8,245	$—	$—	$8,245
The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, settlements receivable, accounts payable, settlements payable, and accrued liabilities, approximate fair value due to their short maturities.
NOTE 5—CUSTOMER CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of government Clients.  Typically, our contracts with these Clients allow them to terminate all or part of the contract for convenience or cause.  We have one Client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from Payment Solutions operations.
The following table shows the revenues specific to our contract with the IRS:
	Year ended September 30,
(in thousands)	2012	2011	2010
Revenue	$22,381	$22,951	$21,763
Percentage of Payment Solutions revenue	16.7%	17.8%	17.1%
Accounts receivable, net.  As of September 30, 2012 and 2011, we reported $5.3 million and $4.5 million, respectively, in Accounts receivable, net on our Consolidated Balance Sheets.  This item represents receivables from our Clients that we expect to receive, offset by an allowance for doubtful accounts.  Approximately 3.0% and 7.0% of the balances reported at September 30, 2012 and 2011, respectively, represent accounts receivable attributable to operations that we intend to wind down during fiscal 2013 and fiscal 2014.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions Clients.  None of our Payment Solutions Clients have receivables that exceed 10% of our total receivable balance.  As of September 30, 2012 and 2011, Accounts receivable, net included an allowance for doubtful accounts of $0.2 million and $0.4 million, respectively, representing the balance of receivables for which we believe collectability is not reasonably assured.
Settlements receivable.  As of September 30, 2012 and 2011, we reported $15.3 million and $7.6 million in Settlements receivable on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various Clients, using credit or debit cards or via ACH payments.  We record a receivable for the amount due from the credit or debit card company or bank and an offsetting payable to the Client.  Once we receive confirmation the funds have been received, we settle the obligation to the Client.  See Note 9—Commitments and Contingencies for information about the settlements payable to our Clients.
NOTE 6—PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software, net consist of the following:

	September 30,
(in thousands)	2012	2011
Software (a)	$15,487	$10,780
Computer equipment	11,558	12,973
Furniture and equipment	1,022	995
Land and building	2,718	2,718
Leasehold improvements	238	1,375
Total property, equipment and software, gross	31,023	28,841
Less: Accumulated depreciation and amortization	(13,655)	(10,652)
Total property, equipment and software, net	$17,368	$18,189

a.
The September 30, 2012 amount includes $1.8 million of internally developed software in the development phase, expected to be ready for production during fiscal 2013.  The September 30, 2011 amount included $1.7 million of internally developed software in the development phase.

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
	Year ended September 30,
(in thousands)	2012	2011	2010
Included in Depreciation and amortization:
Software	$3,176	$2,329	$767
Property and equipment	1,248	1,545	1,384
Total included in Depreciation and amortization	4,424	3,874	2,151
Total depreciation and amortization expense for property, equipment and software	$4,424	$3,874	$2,151
The cost of assets acquired under capital leases for our Continuing Operations was approximately $152,000 at September 30, 2012 and $152,000 at September 30, 2011. The related accumulated depreciation and amortization was $128,000 at September 30, 2012 and $94,000 at September 30, 2011.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, we may be required to pay up to $2.0 million through December 31, 2013, based on a percentage of the gross profits generated by specific Client contracts.  Any payment is recorded as additional goodwill associated with the asset acquisition.  As of September 30, 2012, we have paid ChoicePay approximately $285,000. We expect the potential payments will not exceed $200,000 over the remaining life of the agreement.  The following table summarizes changes in the carrying amount of goodwill during fiscal 2012.
(in thousands)	Payment Solutions	VSA	Discontinued Operations	Total
Goodwill	$17,460	$—	$23,041	$40,501
Accumulated impairment loss	—	—	(23,041)	(23,041)
Balance at September 30, 2011	17,460	—	—	17,460
ChoicePay, Inc. earn-out payments	122	—	—	122
Goodwill	17,582	—	23,041	40,623
Accumulated impairment loss	—	—	(23,041)	(23,041)
Balance at September 30, 2012	$17,582	$—	—	$17,582

We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  No such event occurred during fiscal year 2012.
OTHER INTANGIBLE ASSETS, NET
All of our other intangible assets are finite lived and included in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during fiscal 2012 or 2011.  The following table summarizes Other intangible assets, net, for our Continuing Operations:
		September 30, 2012			September 30, 2011
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-15 years	$26,059	$(25,362)	$697	$26,059	$(23,083)	$2,976
Technology and research and development	5 years	1,842	(1,488)	354	1,842	(1,160)	682
Trademarks	6-10 years	3,463	(3,407)	56	3,463	(3,084)	379
Other intangible assets, net		$31,364	$(30,257)	$1,107	$31,364	$(27,327)	$4,037
For fiscal 2012, 2011 and 2010, amortization expense for other intangible assets was $2.9 million, $3.4 million, and $4.6 million, respectively.  As of September 30, 2012, we expect to recognize the following amortization expense on other intangible assets over the next five years:

(in thousands)	Future expense
Years ending September 30,
2013	$638
2014	206
2015	145
2016	79
2017	31
Thereafter	8
Total future amortization expense	$1,107
NOTE 8—INCOME TAXES
Significant components of the provision for income taxes at the consolidated level, which includes Continuing and Discontinued Operations, are as follows:

	Year ended September 30,
(in thousands)	2012	2011	2010
Current income tax (benefit) provision:
State – Continuing Operations	$54	$24	$30
Federal – Continuing Operations	—	21	—
Total provision for Continuing Operations	54	45	30

State – Discontinued Operations	—	(124)	—
Federal – Discontinued Operations	—	124	—
Total provision for Discontinued Operations	—	—	—
Total provision for taxes	$54	$45	$30
The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended September 30,
	2012	2011	2010
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	(0.6)%	3.3%	4.4%
Non-deductible expenses	(0.7)%	(0.4)%	(0.7)%
Valuation allowance	(28.7)%	(34.7)%	(34.7)%
Stock-based compensation	(4.3)%	(2.8)%	(3.7)%
Other	(0.5)%	0.1%	—
Effective tax rate	(0.8)%	(0.6)%	(0.7)%
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of deferred income tax assets and liabilities are as follows:

	September 30,
(in thousands)	2012	2011
Deferred tax assets:
Accrued expenses	$817	$1,177
Depreciation	458	262
Accounts receivable allowance	65	143
Intangibles	2,703	1,951
Other deferred tax assets	1,133	936
Net operating loss carryforward	49,104	44,449
Valuation allowance	(52,195)	(46,965)
Total deferred tax assets	2,085	1,953

Deferred tax liabilities:
Other deferred tax liabilities	$2,085	$1,953
Total deferred tax liabilities	2,085	1,953

Net deferred tax assets (liabilities)	$—	$—
At September 30, 2012, we had $125.7 million of federal net operating loss carryforwards, which begin to expire in fiscal 2018 through 2032.  At September 30, 2012, we had $109.0 million of state net operating loss carryforwards, most of which begin to expire after fiscal 2018 through 2032.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating our ability to realize deferred tax assets, we considered all available positive and negative evidence.  As of September 30, 2012, we maintained a full valuation allowance against the net deferred tax assets due to the uncertainty regarding utilization.  As of September 30, 2012, a total of $20.0 million of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would be subject to FASB ASC 805.  Therefore adjustments to the valuation allowances will be recorded as a component of income tax expense, and $2.6 million of the valuation allowance related to deferred tax assets for which any subsequent recognized tax benefits would increase common stock.
We have completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (Section 382) which imposes an annual limitation on the utilization of net operating loss carryforwards following an ownership change.  Application of the findings of this study resulted in a limitation of net operating loss carryforward amounts.  Of the $125.7 million of federal net operating loss carryforward and $109.0 million on the state net operating loss carryforward, $48.6 million and $28.1 million, respectively, were acquired with the purchase of Official Payments Corporation in 2002 and have restrictions.  As of September 30, 2012 approximately $108.3 million of our federal net operating loss carryforwards do not have any restrictions.  Our acquired federal net operating loss carryforward is limited to $3.4 million per year pursuant to Internal Revenue Code Section 382, and approximately $11.2 million is still limited to this annual amount.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.
As of September 30, 2012 there is an AMT tax credit carryover of $38,000 and a Research and Development tax credit carryover of $18,000.  The AMT tax credit has no expiration date and the Research and Development tax credit begins to expire in 2025.  Both credit carryovers have a valuation allowance associated with them, as it is deemed more likely than not that these credits will not be realized in the future.
Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders' equity.  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories must be considered in allocating the aggregate tax provision for the period among the various categories.  The intra-period tax allocation rules in ASC 740-20 related to items charged directly to other categories of income or loss can result in deferred tax assets or liabilities that remain until certain events occur.  Income tax benefit related to Continuing Operations for fiscal year ended September 30, 2011 includes a benefit of nearly $124,000 due to the required intra-period tax allocation.  Conversely, Discontinued Operations for fiscal 2011 includes a charge of nearly $124,000 related to a gain on disposal of discontinued operations.
UNRECOGNIZED TAX BENEFITS
We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of September 30, 2012 we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations may go back to the tax year ended September 30, 2008.  As of September 30, 2012, we were not engaged in a federal income tax audit. Currently, we are in the process of providing information for a Virginia state income tax audit covering November 1, 2007 through October 31, 2010.
As of September 30, 2012 and 2011, we had no unrecognized tax benefits.

NOTE 9—COMMITMENTS AND CONTINGENCIES
LEGAL ISSUES
From time to time during the normal course of business, we are a party to litigation and/or other claims.  At September 30, 2012, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At September 30, 2012 and September 30, 2011, we had legal accruals of $0.5 million and $0.8 million, respectively, based upon estimates of key legal matters.
SETTLEMENTS PAYABLE
Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utilities, higher education, and public sector Clients.  As individuals and businesses settle their obligations to our various Clients, we generate a receivable from the credit or debit card company and a payable to the Client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the Client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $17.0 million and $9.8 million, respectively, of settlements payable at September 30, 2012 and September 30, 2011.
CREDIT RISK
We maintain our cash and cash equivalents in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At September 30, 2012, our investment portfolio is composed of money market funds.  The reported value of our investment portfolio and cash and cash equivalents approximates fair value.
PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS
Pursuant to the terms of money transmitter licenses we hold with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At September 30, 2012, we had $12.9 million of bonds posted in connection with state money transmitter licenses.  There were no claims pending against any of these bonds.
Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our customers.  Fees for obtaining the bonds are expensed over the life of each bond.  At September 30, 2012, we had $4.1 million of bonds posted with Clients.  There were no claims pending against any of these bonds.
In February 2009, we completed the sale of our Unemployment Insurance, or UI, business as part of our divestment of several business units.  Our sale of the UI business was completed pursuant to an Asset Purchase Agreement dated February 6, 2009 and included the State of Indiana Unemployment Insurance contract as an asset.  We retain certain contractual liabilities in connection with completion of the project, and we continue as the indemnitor under a $2.4 million performance bond on the continuing contract with the State of Indiana. Completion of the project has been delayed and additional funding has been required to continue the project.  In 2009, as part of a contractually required mediation we offered a $420,000 contribution towards project completion; however the matter was not resolved.  An additional mediation is expected to take place promptly after the project is finished, however there is no projected date for completion of the project.  We anticipate the performance bond remaining in place until final resolution of the matter.
Amounts accrued for such contingencies are included in other accrued liabilities within our consolidated balance sheets.
EMPLOYMENT AGREEMENTS
As of September 30, 2012, we had employment and change of control agreements with several key employees.  If certain termination or change of control events were to occur under these contracts as of September 30, 2012, we could be required to pay up to $3.9 million.

In September 2012, we accrued $0.3 million of severance associated with the departure on September 30, 2012 of our former Senior Vice President of Marketing, in accordance with the Employment Agreement signed on June 30, 2008 and the Separation Agreement and Release executed by the former executive.  The severance payment is expected to be made in fiscal 2013.
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

OPERATING AND CAPITAL LEASE OBLIGATIONS
We lease our principal facilities and certain equipment under non-cancelable operating and capital leases, which expire at various dates through fiscal year 2018.  Future minimum lease payments for non-cancelable leases with terms of one year or more as of September 30, 2012 are as follows:

(in thousands)	Operating leases	Capital Leases (1)(2)	Total
Twelve months ending September 30,
2013	$1,062	$23	$1,085
2014	906	5	911
2015	809	1	810
2016	713	—	713
2017	732	—	732
Thereafter	435	—	435
Total minimum lease payments	$4,657	$29	$4,686

(1)	On our Consolidated Balance Sheets, the amount due within twelve months is included in Other accrued liabilities. The remainder is included in Other liabilities.
(2)	Total amount includes interest payments of $3.
In addition to fixed rentals, certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor.  Rent expense under these agreements was approximately $0.5 million during fiscal 2012, $0.6 million during fiscal 2011, and $1.1 million during fiscal 2010.
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
NOTE 10—RESTRUCTURING
During the quarter ended December 31, 2011, we moved our principal executive offices from Reston, Virginia to Norcross, Georgia to reduce general and administrative costs and take advantage of the electronic payments industry employee resources in the Atlanta area.  We incurred total expenses of approximately $1.6 million, including $0.1 million of employee relocation cost and $1.5 million of facilities related restructuring cost during the year ended September 30, 2012.  We have vacated and sublet our Reston, Virginia facility as of December 31, 2011.  In connection with vacating and subletting our Reston, Virginia facility in December 2011 we wrote off certain balances associated with our original lease agreement including net leasehold improvements of $1.0 million, and deferred rent.  We also recorded an obligation for the remaining lease payments less sublease income.  Our Reston, Virginia facility lease ends in April 2018.  For fiscal 2012 we received $0.2 million in sublease payments.  We expect to receive $3.1 million in future sublease payments over the remaining terms of the subleases.  The restructuring charge is included in General and administrative expense in the accompanying Consolidated Statements of Operations and is within the Payment Solutions reporting segment.
The following table summarizes restructuring liabilities activity associated with Continuing Operations for fiscal 2012:
(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2011	$178	$—	$—	$178
Additions	—	106	1,493	1,599
Reversal of deferred rent, net	—	—	502	502
Cash payments	(178)	(106)	(776)	(1,060)

Balance at September 30, 2012	$—	$—	$1,219	$1,219
NOTE 11—SEGMENT INFORMATION
Our two reportable segments are Payment Solutions and Voice Systems Automation, (VSA).  These reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in assessing performance and allocating resources.  The following table presents the results of operations for our Continuing Operations which consist of, Payment Solutions and VSA for fiscal 2012, 2011, and 2010:

(in thousands)	Payment Solutions	VSA	Total
Year ended September 30, 2012:
Revenues	$134,406	$1,335	$135,741
Costs and expenses:
Direct costs	94,716	657	95,373
General and administrative	30,261	196	30,457
Selling and marketing	8,468	—	8,468
Depreciation and amortization	7,354	—	7,354
Total costs and expenses	140,799	853	141,652
(Loss) income from continuing operations before other income and income taxes	(6,393)	482	(5,911)
Other income:
Interest income, net	(1)	—	(1)
Total other income	(1)	—	(1)
(Loss) income from continuing operations before taxes	(6,394)	482	(5,912)
Income tax provision	54	—	54
(Loss) income from continuing operations	$(6,448)	$482	$(5,966)

(in thousands)	Payment Solutions	VSA	Total
Year ended September 30, 2011:
Revenues	$128,644	$1,526	$130,170
Costs and expenses:
Direct costs	100,508	256	100,764
General and administrative	22,761	5	22,766
Selling and marketing	6,940	—	6,940
Depreciation and amortization	7,314	—	7,314
Total costs and expenses	137,523	261	137,784
(Loss) income from continuing operations before other income and income taxes	(8,879)	1,265	(7,614)
Other income:
Interest income, net	82	—	82
Total other income	82	—	82
(Loss) income from continuing operations before taxes	(8,797)	1,265	(7,532)
Income tax benefit	(100)	—	(100)
(Loss) income from continuing operations	$(8,697)	$1,265	$(7,432)

(in thousands)	Payment Solutions	VSA	Total
Year ended September 30, 2010:
Revenues	$127,223	$3,001	$130,224
Costs and expenses:
Direct costs	97,050	1,278	98,328
General and administrative	24,821	378	25,199
Selling and marketing	6,355	—	6,355
Depreciation and amortization	5,625	1,086	6,711
Total costs and expenses	133,851	2,742	136,593
(Loss) income from continuing operations before other income and income taxes	(6,628)	259	(6,369)
Other income:
Interest income (expense)	414	—	414
Gain on investment	31	—	31
Gain on sale of asset	6	—	6
Total other income	451	—	451
(Loss) income from continuing operations before taxes	(6,177)	259	(5,918)
Income tax provision	30	—	30
(Loss) income from continuing operations	$(6,207)	$259	$(5,948)

Our total assets for each of these businesses are shown in the following table:
	As of September 30,
(in thousands)	2012	2011
Continuing Operations:
Payment Solutions	$97,756	$93,834
VSA	168	333
Total assets	$97,924	$94,167
Expenditures for long-lived assets	$4,622	$10,540
NOTE 12—SHARE-BASED PAYMENT
Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At September 30, 2012, there were 1,272,474 shares of common stock available for future issuance under the Plan.
STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN
The following table shows the weighted-average assumptions we used to calculate the fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 482,250 options from the Plan during fiscal 2012.

	September 30,
	2012	2011	2010
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	0.89%	1.75%	1.40%
Volatility	48.77%	46.80%	45.50%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$1.57	$2.22	$2.08
Weighted-average intrinsic value of options exercised (in thousands)	$—	$119	$24
Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee forfeitures within the valuation model.
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
The following table shows the assumptions used to calculate the fair value of these awards:
	CFO award	CEO award
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	1.59%	1.40%
Volatility	46.21%	45.50%
Dividend yield	—	—
Fair value of options granted	$1.95	$2.08
STOCK OPTIONS
Stock option activity for all option grants for fiscal 2012 is as follows:
		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at September 30, 2011	3,083	$6.42
Granted	482	3.67
Exercised	—	—
Forfeitures or expirations	(405)	6.92
Options outstanding at September 30, 2012	3,160	$5.94	7.43 years	$—
Options vested and expected to vest at September 30, 2012	2,658	$5.96	7.36 years	$—
Options exercisable at September 30, 2012	1,471	$7.07	6.21 years	$—

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock option based compensation expense was $1.4 million for fiscal 2012, $1.0 million for fiscal 2011 and $0.9 million for fiscal 2010.
As of September 30, 2012 a total of $2.4 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.55 year weighted-average period.
RESTRICTED STOCK UNITS
In March 2011, we reversed $1.5 million in expense related to restricted stock units awarded to our former CEO which did not vest.
BOARD OF DIRECTOR RESTRICTED STOCK UNITS
Our non-employee Board members are awarded 9,000 restricted stock units upon their election to our Board at our annual meeting.  These are liability based awards.  The following awards are outstanding as of September 30, 2012:
	Total restricted stock units awarded	Vesting date
Balance at September 30, 2011	135,000
Vested	(135,000)
Granted	63,000	April 13, 2013
Balance at September 30, 2012	63,000
The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  During February 2010 we entered into an agreement in which two of our board members not standing for re-election at our 2010 annual meeting of stockholders were each entitled to the accelerated vesting on April 8, 2010 of the restricted stock units that they were awarded in March 2009.  Amounts paid for vested restricted stock units were $715,000 and $280,000 during fiscal 2012 and fiscal 2011, respectively. There was no payment for vested restricted stock units during fiscal 2010.
The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:
	Annual meeting
(in thousands)	2012	2011	2010	2009
Expense recognized for fiscal 2012	$142	$93	$—	$111
Expense recognized through September 30, 2012	142	299	280	416	(a)
Expense recognized through vesting date	(b)	299	280	416

(a)	This amount includes the $0.1 million recognized related to the acceleration for the two board members not standing for re-election at our 2010 annual meeting.
(b)
Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter.  We are unable to estimate the expense expected to be recognized for these awards.

PERFORMANCE STOCK UNITS
In December 2008 our Board of Directors adopted an Executive Performance Stock Unit Plan, (PSU Plan).  Under the PSU Plan, up to 800,000 Performance Stock Units, (PSUs), were approved for issuance.  Because the performance targets were not met as of the expiration of the plan on December 4, 2011, the PSUs expired unawarded.

NOTE 13—SHAREHOLDERS' EQUITY
As of September 30, 2012, a total of 44,259,762 shares of $0.01 par value common stock were authorized, of which 16,641,621 shares were outstanding, and a total of 4,579,047 shares of preferred stock were authorized, of which none were outstanding.  We did not declare any dividends during fiscal year ended September 30, 2012.
COMMON STOCK REPURCHASE PROGRAM
Our Board of Directors authorized the repurchase of our common stock in the open market in January 2009 and October 2003.  Under these plans we repurchased 2,536,298 shares of our common stock for $21.0 million. The shares are recorded as Treasury stock on our Consolidated Balance Sheets.  The authority to make purchases under these plans has terminated.
TENDER OFFER
On December 17, 2010, we commenced a tender offer to purchase up to $10.0 million of our common stock within a price range of $5.80 per share to $6.20 per share.
Pursuant to the tender offer, we accepted for payment on January 20, 2011, and repurchased 1,639,344 shares of our common stock for a price of $6.10 per share, for a total cost of approximately $10.0 million, excluding fees and expenses related to the offer.  We have recorded the cost of this transaction as Treasury stock on our Consolidated Balance Sheets.
EQUITY INCENTIVE PLANS AND INDUCEMENT GRANTS
Under our Amended and Restated 2004 Stock Incentive Plan, options for 2,666,232 shares of common stock were outstanding at September 30, 2012.  A further 143,500 options for shares of common stock were outstanding under plans which existed prior to the Amended and Restated Stock 2004 Incentive Plan, and 350,000 options for shares of common stock were outstanding under executive inducement grants.
NOTE 14—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:
	Year ended September 30,
(in thousands, except per share data)	2012	2011	2010
Numerator: (Loss) earnings from:
Continuing operations, net of income taxes	$(5,966)	$(7,432)	$(5,948)
Discontinued operations, net of income taxes	(14)	219	(245)
Net loss	$(5,980)	$(7,213)	$(6,193)
Denominator:
Weighted-average common shares outstanding	16,642	17,112	18,153
Effects of dilutive common stock options	—	—	—
Adjusted weighted-average shares	16,642	17,112	18,153
(Loss) earnings per basic and diluted share
From continuing operations	$(0.36)	$(0.43)	$(0.33)
From discontinued operations	$—	$0.01	$(0.01)
Loss per basic and diluted share	$(0.36)	$(0.42)	$(0.34)
The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Year ended September 30,
(in thousands)	2012	2011	2010
Weighted-average options excluded from computation of diluted loss per share	2,446	2,099	1,274
Due to net losses from Continuing operations, we have excluded an additional 27,241 shares at September 30, 2012, 624 shares at September 30, 2011, and 204,292 shares at September 30, 2010, of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated condensed quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2012.  In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.  Our operating results for any one quarter are not necessarily indicative of results for any future period.
	2012 fiscal quarters				2011 fiscal quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Consolidated statements of operations data:
Revenues	$28,921	$39,163	$32,820	$34,837	$28,491	$38,443	$30,266	$32,970
Costs and expenses:
Direct costs	19,675	28,922	22,900	23,876	21,866	30,696	23,332	24,870
General and administrative	7,361	6,601	7,309	9,186	6,427	5,530	4,884	5,925
Selling and marketing	2,173	2,635	2,152	1,508	1,878	1,690	1,822	1,550
Depreciation and amortization	1,733	1,851	1,867	1,903	1,894	1,856	1,806	1,758
(Loss) from continuing operations	(2,021)	(846)	(1,408)	(1,636)	(3,574)	(1,329)	(1,578)	(1,133)
Total other (loss) income	(1)	(1)	—	1	6	19	20	37
Loss from continuing operations before income taxes	(2,022)	(847)	(1,408)	(1,635)	(3,568)	(1,310)	(1,558)	(1,096)
Income tax provision (benefit)	49	5	—	—	39	46	(186)	1
Loss from continuing operations	(2,071)	(852)	(1,408)	(1,635)	(3,607)	(1,356)	(1,372)	(1,097)
(Loss) income from discontinued operations, net	(2)	(1)	(3)	(8)	(7)	(76)	300	2
Net loss	$(2,073)	$(853)	$(1,411)	$(1,643)	$(3,614)	$(1,432)	$(1,072)	$(1,095)
Weighted average shares issued and outstanding:
Basic and Diluted	16,642	16,642	16,642	16,642	17,112	16,951	16,928	18,200
Performance ratios:
Return on average assets	(2.13)%	(0.87)%	(1.31)%	(1.56)%	(3.75)%	(1.44)%	(0.94)%	(0.91)%
Return on average shareholders' equity	(3.14)%	(1.27)%	(2.08)%	(2.38)%	(5.06)%	(1.95)%	(1.33)%	(1.26)%
Total ending equity to total ending assets	66.57%	69.16%	68.15%	58.65%	74.09%	74.20%	73.75%	67.86%
Total average equity to total average assets	67.86%	68.65%	63.01%	65.55%	74.15%	73.97%	70.45%	72.23%
Per share of common stock data:
(Loss) earnings per share—Basic & Diluted:
Continuing operations(1)	$(0.12)	$(0.05)	$(0.08)	$(0.10)	$(0.21)	$(0.08)	$(0.08)	$(0.06)
Discontinued operations(1)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.02	$0.00
Loss per share—Basic & Diluted	$(0.12)	$(0.05)	$(0.08)	$(0.10)	$(0.21)	$(0.08)	$(0.06)	$(0.06)
Book value per share	$3.92	$4.02	$4.05	$4.11	$4.08	$4.31	$4.37	$4.77

Average balance sheet data:
Total assets	$97,308	$97,799	$107,815	$105,446	$96,305	$99,414	$114,147	$120,467
Total liabilities	$31,278	$30,662	$39,884	$36,328	$24,896	$25,874	$33,729	$33,448
Total shareholders' equity	$66,031	$67,137	$67,932	$69,119	$71,409	$73,540	$80,418	$87,019
Market price per share of common stock:
High	$4.93	$5.13	$5.36	$4.36	$5.63	$6.00	$6.34	$6.05
Low	$3.88	$3.90	$3.99	$3.42	$3.26	$4.50	$5.06	$4.81
(1) The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying number of shares of common stock.

SCHEDULE II
 VALUATION AND QUALIFYING ACCOUNTS
(in thousands)	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended September 30, 2012:
Allowance for receivables	$376	$26	$(228)	$174
Allowance for sales returns	80	337	(417)	—
Deferred tax asset valuation allowance	47,647	4,547	—	52,194

Year ended September 30, 2011:
Allowance for receivables	$1,070	$(196)	$(498)	$376
Allowance for sales returns	47	518	(485)	80
Deferred tax asset valuation allowance	44,980	2,667	—	47,647

Year ended September 30, 2010:
Allowance for receivables	$388	$1,304	$(622)	$1,070
Allowance for sales returns	131	529	(613)	47
Deferred tax asset valuation allowance	43,763	1,217	—	44,980

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The term "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on our assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.
Our independent auditors have issued an audit report on our internal control over financial reporting.  This report appears on page .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Official Payments Holdings, Inc.
We have audited Official Payments Holdings Inc. internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Official Payments Holdings Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Official Payments Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Official Payments Holdings, Inc. as of September 30, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended and our report dated December 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Atlanta, Georgia
December 14, 2012

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
MANAGEMENT INCENTIVE PLAN FOR FISCAL 2013
On December 10, 2012, the Compensation Committee (the "Committee") of the Company's Board of Directors adopted the Company's Management Incentive Plan for fiscal year 2013 and specified the range of potential payments under the plan.  Alex P. Hart, President and Chief Executive Officer, Jeff Hodges, Chief Financial Officer, Sandip Mohapatra, Chief Technology Officer, Atul Garg, Senior Vice President, Corporate Development, Keith S. Omsberg, Vice President, General Counsel and Corporate Secretary, and approximately 30 other Company employees are participants in the plan.

Payments under the plan will be based on the Company's financial performance and individual performance.  The financial performance metric is Adjusted EBITDA from continuing operations – defined as net income from continuing operations before interest expense net of interest income, income taxes, depreciation and amortization, restructuring charges and stock-based compensation in both equity and cash – subject to adjustments as may be determined by the Compensation Committee.  The Committee specified threshold, target, and stretch levels of financial performance that will be used to determine payments under the plan.  For the Company's executive officers, the Committee specified, on December 10, 2012, individual performance goals that relate to strategic objectives based on each such officer's area of responsibility; the Committee expects to establish, in the first quarter of calendar 2013, an additional individual performance goal related to strategic objectives.  Individual performance goals for other participants in the plan will be set by the supervising manager and senior executive of the participant's business unit, and subject to Mr. Hart's review and approval, and are expected to reflect strategic goals based on the participant's business unit or area of responsibility.
In order to align near-term incentives with the Company's financial performance, 80% of the payment under the plan to Alex P. Hart, Official Payments' President and CEO, will be based on the Company's financial performance, and 70% of the payment under the plan to Official Payments' other executive officers will be based on the Company's financial performance.
Messrs. Hart, Hodges, Mohapatra, Garg, and Omsberg are participants in the plan.  If the Company achieves the threshold, target, and stretch levels of financial performance, and if each of Messrs. Hart, Hodges, Mohapatra, Garg, and Omsberg achieves 100% of his individual performance goals, the following individuals would receive the following payments under the plan:
	Potential payment under the plan
	Threshold	Target	Stretch
Alex P. Hart	$150,000	$300,000	$600,000
Jeff Hodges	68,750	137,500	275,000
Sandip Mohapatra	58,750	117,500	235,000
Atul Garg	56,250	112,500	225,000
Keith S. Omsberg	55,000	110,000	220,000
In order to receive a payment under the plan, a participant must comply with all Company policies, including Official Payments' Business Code of Conduct.
If performance goals under the plan are achieved, the Company expects to make payment under the plan after the conclusion of its 2013 fiscal year, which ends September 30, 2013.
The foregoing description of the Management Incentive Plan for fiscal year 2013 is only a summary and is qualified in its entirety by the full text of the plan, a copy of which is attached hereto as Exhibit 10.49.
AMENDMENT TO EMPLOYMENT AGREEMENT WITH SENIOR VICE PRESIDENT, CORPORATE DEVELOPMENT
On December 12, 2012 we entered into a letter agreement with Atul Garg, our Senior Vice President, Corporate Development.  The letter agreement amended Mr. Garg's employment agreement dated December 21, 2011.  Pursuant to the letter agreement, Mr. Garg's termination benefits were increased so that, if the company terminates Mr. Garg without cause following a change in control of the company, the company will be required to pay COBRA premiums for Mr. Garg and any covered beneficiary eligible for COBRA during the twelve months following Mr. Garg's termination, unless the company's providing payments for COBRA will violate the nondiscrimination requirements of applicable law.  In addition, the letter agreement provides that Mr. Garg's employment agreement will automatically renew for a one-year period on each December 12, unless previously terminated or unless either the company or Mr. Garg provides at least 90 days written notice to the other.
The foregoing description of the letter agreement dated December 12, 2012, is only a summary and is qualified in its entirety by the full text of such letter agreement, a copy of which is attached hereto as Exhibit 10.50.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and their biographical information appears in Part I of this report.  Information about our Directors may be found under the caption Election of Directors in our Proxy Statement for our 2013 Annual Meeting of Stockholders, or the Proxy Statement.  That information is incorporated herein by reference.
The information in the Proxy Statement set forth under the captions Corporate Governance Matters–Audit Committee Financial Expert, Meetings and Committees of the Board–Audit Committee, and Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.
We have adopted the Official Payments Holdings Code of Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and other finance organization employees. The code of ethics is available publicly on our website at www.OfficialPayments.com. If we make any amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or the Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.
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
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement set forth under the captions Stock Ownership–Directors and Executive Officers, Stock Ownership–Significant Stockholders, and Stock Ownership–Equity Compensation Plan Information is incorporated herein by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 AND DIRECTOR INDEPENDENCE
The information set forth under the captions Corporate Governance Matters – Certain Relationships and Related Transactions and Corporate Governance Matters – Director Independence of the Proxy Statement is incorporated herein by reference.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services appears in the Proxy Statement under the heading Principal Accounting Fees and Services and is incorporated herein by reference.

PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)            The following documents are filed as part of the report:
Financial Statements – The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  See Financial Statements and Supplementary Data on page .
Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K on page .  All other schedules have been omitted because they were either not required or not applicable or because the information is otherwise included.
Exhibits
Exhibit number	Exhibit description
2.1	Purchase and Sale Agreement between Official Payments Holdings, Inc. and Informatix, Inc., dated June 9, 2008 (1)
2.2	Asset Purchase Agreement between Official Payments Holdings, Inc., Cowboy Acquisition Company and ChoicePay, Inc., dated as of January 13, 2009 (2)
3.1	Restated Certificate of Incorporation, as amended (3)
3.2	Amended and Restated Bylaws of Official Payments Holdings, Inc., as amended (4)
4.1	Form of common stock certificate (3)
4.2
See Exhibits 3.1 and 3.2, for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws, as amended, of the Registrant defining rights of the holders of common stock of the Registrant

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (5)*
10.2	Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated 1996 Equity Incentive Plan (6)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant's Amended and Restated 1996 Equity Incentive Plan (6)*
10.4	Amended and Restated 2004 Stock Incentive Plan (7)*
10.5	Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated 2004 Stock Incentive Plan (7)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant's Amended and Restated 2004 Stock Incentive Plan (7)*
10.7	Form of Restricted Stock Agreement under the Registrant's Amended and Restated 2004 Stock Incentive Plan (7)*
10.8	Form of California Indemnification Agreement (8)
10.9	Form of Delaware Indemnification Agreement for officers (9)
10.10	Form of Delaware Indemnification Agreement for directors (9)
10.11	Official Payments Corporation 401(k) Plan, Summary Plan Description (8)*
10.12	Non-Statutory Stock Option Agreement between Official Payments Holdings, Inc. and Ronald L. Rossetti, dated July 26, 2006 (10)*
10.13	Option Grants awarded to Charles Berger, Morgan Guenther, and fifteen other employees, dated August 24, 2006 (11)*
10.14	Employment Agreement between Official Payments Holdings, Inc. and Keith Kendrick, dated June 30, 2008 (12)*
10.15	Official Payments Holdings, Inc. Executive Performance Stock Unit Plan (13)*
10.16	Employment Agreement between Official Payments Holdings, Inc. and Keith Omsberg, effective as of May 6, 2009 (14)*
10.17	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and Official Payments Corporation (15)

Exhibit number	Exhibit description
10.18	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue Service and Official Payments Corporation (15)
10.19	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.20	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.21	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.22	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.23	Deed of Lease agreement between Official Payments Holdings, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. (16)
10.24	Employment Agreement between Official Payments Holdings, Inc. and Alex P. Hart, dated August 10, 2010 (17)
10.25	First amendment to Employment Agreement between Official Payments Holdings, Inc and Alex P. Hart, dated August 13, 2010 (18)
10.26	Severance Agreement and Release of Claims dated August 17, 2010 between Nina Vellayan and Official Payments Holdings, Inc. (19)
10.27	Amendment of Solicitation/Modification of Contract No. 0006 dated July 12, 2010 between the Internal Revenue Service and Official Payments Corporation (20)
10.28	Letter of amendment to Employment Agreement dated November 3, 2010, between Keith Omsberg and Official Payments Holdings, Inc. (21)*
10.29	Employment Agreement between Official Payments Holdings, Inc. and Atul Garg, dated December 21, 2011 (21) *
10.30	Nonstatutory Stock Option Agreement for Inducement Grant between Official Payments Holdings, Inc. and Alex P. Hart (21) *
10.31	Incentive and Nonstatutory Stock Option Agreement between Official Payments Holdings, Inc. and Alex P. Hart (21) *
10.32	Amendment of Solicitation/Modification of Contract No. 0007 dated December 30, 2010 between the Internal Revenue Service and Official Payments Corporation (22)
10.33	Separation Agreement and Release effective as of the Separation Date (defined therein) between Official Payments Holdings, Inc. and Ronald L. Rossetti (23)
10.34	Agreement dated February 19, 2011 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, Michael R. Murphy and the Company (24)
10.35	Severance Agreement and Release of Claims dated March 4, 2011 between Ronald W. Johnston and the Company (25)
10.36	Amendment of Solicitation/Modification of Contract No. 0008 dated March 9, 2011 between the Internal Revenue Service and Official Payments Corporation (26)
10.37	Amendment of Solicitation/Modification of Contract No. 0009 dated April 6, 2011 between the Internal Revenue Service and Official Payments Corporation (26)
10.38	Employment Agreement dated December 13, 2010 between Official Payments Holdings, Inc. and Sandip Mohapatra (26)*
10.39	Management Incentive Plan for fiscal year 2011 (27)*
10.40	Employment Agreement dated as of May 24, 2011 between Official Payments Holdings, Inc. and Jeffrey W. Hodges (28)*
10.41	Nonstatutory Stock Option Agreement for Inducement Grant dated as of June 13, 2011 between Official Payments Holdings, Inc. and Jeffrey W. Hodges (29)*

Exhibit number	Exhibit description
10.42	Employment Agreement dated as of May 26, 2011 between Official Payments Holdings, Inc. and Sandip Mohapatra (29)*
10.43	Change in Control Equity Vesting Acceleration Plan (30)*
10.44	Sublease Agreement between Fair Isaac Corporation and Official Payments Holdings, Inc., dated September 16, 2011 (31)
10.45	Management Incentive Plan for fiscal year 2012 (32)*
10.46	Form of Incentive and Nonstatutory Stock Option Agreement under Official Payments Holdings, Inc.'s Amended and Restated 2004 Stock Incentive Plan (33)*
10.47	Employment Agreement dated May 4, 2012 between Official Payments Holdings, Inc. and Keith Omsberg (34)*
10.48	Letter Agreement effective as of August 31, 2012 between Official Payments Holdings, Inc. and Keith Kendrick (35)*
10.49	Management Incentive Plan for fiscal year 2013 †
10.50	Letter Agreement dated December 12, 2012 between Official Payments Holdings, Inc. and Atul Garg†
16.1	Letter from McGladrey LLP dated April 16, 2012 (36)
21.1	Subsidiaries of the Registrant †
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm †
23.2	Consent of McGladrey LLP, Independent Registered Public Accounting Firm †
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document † **
101.SCH	Taxonomy Extension Schema Document † **
101.CAL	XBRL Taxonomy Calculation Linkbase Document † **
101.DEF	XBRL Taxonomy Definition Linkbase Document † **
101.LAB	XBRL Taxonomy Label Linkbase Document † **
101.PRE	XBRL Taxonomy Presentation Linkbase Document † **
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
† Filed as an exhibit to this report
(1) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(2) Filed as an exhibit to Form 8-K, filed on January 20, 2009, and incorporated herein by reference
(3) Filed as an exhibit to Form 10-Q, filed on February 8, 2012, and incorporated herein by reference
(4) Filed as an exhibit to Form 8-K, filed on January 12, 2012, and incorporated herein by reference
(5) Filed as an exhibit to Form 10-Q, filed May 11, 2001, and incorporated herein by reference
(6) Filed as an exhibit to Form 8-K, filed November 12, 2004, and incorporated herein by reference
(7) Filed as an exhibit to Form 8-K, filed July 5, 2005 and incorporated herein by reference
(8) Filed as an exhibit to Form S-1 (No. 333-37661), filed on October 10, 1997, and incorporated herein by reference

Exhibit number	Exhibit description

(9) Filed as an exhibit to Form 10-K, filed December 14, 2007, and incorporated herein by reference

(10) Filed as an exhibit to Form 8-K, filed August 1, 2006, and incorporated herein by reference
(11) Filed as a Form 8-K, filed August 29, 2006, and incorporated herein by reference
(12) Filed as an exhibit to Form 8-K, filed July 7, 2008, and incorporated herein by reference
(13) Filed as a Form 8-K, filed January 22, 2009, and incorporated herein by reference
(14) Filed as an exhibit to  Form 8-K, filed May 19, 2009, and incorporated herein by reference
(15) Filed as an exhibit to Form 10-K/A (Amendment 3), filed June 22, 2010 and incorporated herein by reference
(16) Filed as an exhibit to Form 10-Q, filed February 9, 2010, and incorporated herein by reference
(17) Filed as an exhibit to Form 8-K, filed August 11, 2010, and incorporated herein by reference
(18) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(19) Filed as an exhibit to Form 8-K, filed August 18, 2010, and incorporated herein by reference
(20) Filed as an exhibit to Form 10-K/A (Amendment 2) filed April 15, 2011, and incorporated herein by reference
(21) Filed as an exhibit to Form 8-K filed December 23, 2011, and incorporated herein by reference
(22) Filed as an exhibit to Form 10-Q, filed February 7, 2011, and incorporated herein by reference
(23) Filed as an exhibit to Form 8-K, filed January 4, 2011, and incorporated herein by reference
(24) Filed as an exhibit to Form 8-K, filed February 22, 2011, and incorporated herein by reference
(25) Filed as an exhibit to Form 8-K, filed March 10, 2011, and incorporated herein by reference
(26) Filed as an exhibit to Form 10-Q, filed May 9, 2011, and incorporated herein by reference
(27) Filed as an exhibit to Form 8-K, filed May 16, 2011, and incorporated herein by reference
(28) Filed as an exhibit to Form 8-K, filed June 13, 2011, and incorporated herein by reference
(29) Filed as an exhibit to Form 10-Q, filed August 9, 2011, and incorporated herein by reference
(30) Filed as an exhibit to Form 8-K, filed November 8, 2011, and incorporated herein by reference
(31) Filed as an exhibit to Form 10-K, filed December 6, 2011, and incorporated herein by reference
(32) Filed as an exhibit to Form 10-K, filed December 6, 2011, and incorporated herein by reference
(33) Filed as an exhibit to Form 10-K, filed December 6, 2011, and incorporated herein by reference
(34) Filed as an exhibit to Form 10-Q, filed May 10, 2012, and incorporated herein by reference
(35) Filed as an exhibit to Form 8-K, filed September 13, 2012, and incorporated herein by reference
(36) Filed as an exhibit to Form 8-K, filed April 16, 2012, and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICIAL PAYMENTS HOLDINGS, INC.
Dated: December 14, 2012	By:	/s/ ALEX P. HART Alex P. Hart President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ ALEX P. HART Alex P. Hart	President, Chief Executive Officer (principal executive officer)	December 14, 2012
/s/ JEFF HODGES Jeff Hodges	Chief Financial Officer (principal financial officer and principal accounting officer)	December 14, 2012
/s/ CHARLES W. BERGER Charles W. Berger	Director	December 14, 2012
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	December 14, 2012
/s/ JAMES C. HALE James C. Hale	Director	December 14, 2012
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	December 14, 2012
/s/ DAVID A. POE David A. Poe	Director	December 14, 2012
/s/ ZACHARY F. SADEK Zachary F. Sadek	Director	December 14, 2012
/s/ KATHERINE A. SCHIPPER Katherine A. Schipper	Director	December 14, 2012