Form 10-K/A
period 2012-09-30
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2013-01-28
CIK 1045150

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

i

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
As of March 30, 2012, the aggregate market value of common stock held by non-affiliates of the registrant was $74,888,210, based on the closing sale price of the common stock on March 30, 2012, as reported on The Nasdaq Stock Market. As of January 18, 2013, there were 16,712,279 shares of common stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.
FORM 10-K/A

EXPLANATORY NOTE

Official Payments Holdings, Inc., or OPAY, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as originally filed with the Securities and Exchange Commission, or SEC, on December 14, 2012, for the sole purpose of including the disclosures required by Part III of Form 10-K, as set forth below.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including as exhibits to this Amendment No. 1 certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executives
A list of our executive officers and their biographical information appears in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as filed with the SEC on December 14, 2012, under the caption Executive Officers of the Registrant.
Directors
The names and certain biographical information of each director are set forth below.
Charles W. Berger
Age:  59—Director since:  January 2002
Recent Business Experience:  Since August 2010 Mr. Berger has served as Chairman and Chief Executive Officer of ParAccel, Inc., a provider of analytical technology services.  Mr. Berger was our interim Chief Executive Officer from June 2010 through August 2010.  He served as Chief Executive Officer of DVDPlay, Inc., a manufacturer and operator of DVD rental kiosks, from April 2006 through DVDPlay's acquisition by NCR Corporation in December 2009, and was Chairman of the Board of DVDPlay from December 2001 through the acquisition.  From March 2003 through September 2005, Mr. Berger served as President, Chief Executive Officer, and a director of Nuance Communications, Inc., a publicly traded company that developed and marketed speech recognition software.  In September 2005, Nuance Communications merged with Scansoft, Inc.  Mr. Berger has also served as the managing director of Volatilis, LLC, a private investment and aviation services firm, since its founding in June 2001.  Mr. Berger was also a director of SonicWALL, Inc., a publicly traded manufacturer of computer network security applications, from December 2004 through SonicWall's acquisition by an investor group led by Thoma Bravo, LLC in July 2010.  Mr. Berger also serves on the Board of Directors and as Trustee for the United States Naval Memorial and is a Trustee and member of the Investment Committee for Bucknell University.  We believe that Mr. Berger's qualifications to sit on our Board of Directors include his 32 years of experience in the technology industry, his significant experience in the banking and financial industry, and his experience as a director of publicly traded technology companies.
Morgan P. Guenther
Age:  59—Director since:  August 1999
Recent Business Experience:  Since June 2010 Mr. Guenther has served as President and Chief Executive Officer of Next Issue Media, LLC, a technology and content  management platform owned by leading global publishers and formed to develop, market and deliver paid premium content to consumers via tablets, smartphones, netbooks and other connected devices. From April 2009 to June 2010, Mr. Guenther served as a private consultant to technology companies.  Mr. Guenther served as Chairman and Chief Executive Officer of Airplay Network, Inc., a wireless entertainment services company, from May 2005 through April 2009.  From February 2003 to April 2005, he served as a private consultant to technology companies.  From October 2001 through January 2003, Mr. Guenther served as President of TiVo, Inc., a creator of digital video recording services.  From June 1999 through October 2001, Mr. Guenther served as Vice President of Business Development and Senior Vice President of Business Development and Revenue Operations at TiVo.  Mr. Guenther also serves as a board member for

Integral Development Corp., a provider of electronic capital markets trading solutions.  Prior to joining TiVo, Mr. Guenther was a partner in the corporate and corporate finance group of Paul Hastings, an international law firm.  We believe that Mr. Guenther's qualifications to sit on our Board of Directors include his 13 years of executive management experience in the technology, wireless and digital media industries, his depth of expertise in areas of governance, finance and operations, and his significant experience as a director of technology companies.
James C. Hale

Age: 60—Director since: April 2011
Recent Business Experience:  Since August 1998, Mr. Hale has been a founding partner of FTV Capital and its predecessor firm, FT Ventures. Mr. Hale served as managing partner of the firm from 1998 through 2007. Before establishing FTV Capital, Mr. Hale was a Senior Managing Partner at Montgomery Securities, where he founded the financial services corporate finance practice. Mr. Hale currently serves on the boards of directors of the State Bank of India (California), a California state chartered bank, Public Radio International, a media company, and LOYAL3 Holdings, Inc., a capital markets software company, and on the investment committee of St. Ignatius College Preparatory, San Francisco, a college preparatory school. He was a director of ExlService Holdings, Inc., a publicly traded business process outsourcing company, from November 2002 through December 2006, and has served on the boards of several private technology companies.  We believe that Mr. Hale's qualifications to sit on our Board of Directors include his 31 years of experience in the payments, financial services, and technology industries, his expertise in finance, and his experience as a corporate director, including with payments and technology companies, and his leadership of audit committees.

Alex P. Hart
Age: 50—Director since: August 2010
Recent Business Experience:  Mr. Hart has served as our Chief Executive Officer and as a member of our Board of Directors since August 2010.   From September 2009 to August 2010 Mr. Hart served as President of the Fuelman Fleet Cards business unit of Fleetcor Technologies, Inc., a provider of specialized payment products and services to commercial fleets, major oil companies and petroleum marketers.  From May 2007 to April 2008, Mr. Hart served as Executive Vice President and General Manager of Electronic Banking Services for CheckFree Corporation, a provider of financial electronic commerce products and services.  From January 2001 through October 2002 Mr. Hart served as President of Corillian Corporation, a provider of online banking and bill payment software and services, and as President and Chief Executive Officer of Corillian from October 2002 through Corillian's acquisition by CheckFree in May 2007. We believe that Mr. Hart's qualifications to sit on our Board of Directors include his 24 years of experience in the banking and electronic billing and payment processing services, expertise in payments strategy, and executive management experience.
Philip G. Heasley
Age:  63—Director since:  August 2008
Recent Business Experience:  Since March 2005, Mr. Heasley has served as President and Chief Executive Officer of ACI Worldwide, Inc., a publicly traded developer of electronic payment software products.  From October 2003 to March 2005, Mr. Heasley was Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services.  From October 2000 to November 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank.  From 1996 until November 2003, Mr. Heasley was Chairman of the Board of Visa and a

member of the board of Visa International.  Mr. Heasley also serves on the boards of directors of ACI Worldwide, Inc., Public Radio International, a media company, and Lender Processing Services, Inc., a provider of mortgage processing services, settlement services, mortgage performance analytics and default solutions.  He was also a director of Fidelity National Financial, Inc., a publicly traded company providing property inspections, preservation services and title insurance services, from October 2005 through March 2009.  We believe that Mr. Heasley's qualifications to sit on our Board of Directors include his 37 years of experience in the payments, financial services and technology services industries, expertise in corporate and payments strategy, extensive leadership, governance and executive management experience, and experience as a director with financial services, payments, and technology companies.
David A. Poe
Age:  64—Director since:  October 2008
Recent Business Experience:  Since April 2008, Mr. Poe has served as Senior Director of Edgar, Dunn & Company, an independent global financial services and payments consultancy.   From March 1998 to May 2008, Mr. Poe served as Chief Executive Officer of Edgar, Dunn & Company and as a consultant and director from March 1980 to March 1998.  Prior to Edgar, Dunn & Company Mr. Poe was a certified public accountant with Deliotte, Touche & Company.  Mr. Poe currently serves as Chairman of the Advisory Board for the Bank of San Francisco, and Chairman of the Board of Geothermal Engineering Ltd., a privately held UK company, and is a member of the board of directors of the University of Idaho Foundation.  In addition, he has served on the board of directors of several private technology companies. We believe that Mr. Poe's qualifications to sit on our Board of Directors include his 32 years of experience in the financial services and technology industries, including experience in strategic consulting with Fortune 1000 companies regarding payments-related issues, his expertise in payments strategy, data security, and operations, and his experience as a director of financial services and technology companies.

Zachary F. Sadek
Age: 33 – Director since: March 2009
Recent Business Experience:  Mr. Sadek serves as Principal of PCap Managers LLC, an affiliate of Parthenon Capital Partners, a private equity firm, and since June 2004 has been employed as an investment professional by affiliates of Parthenon Capital Partners.  From June 2002 to June 2004, Mr. Sadek was an investment banker with Dresdner Kleinwort Wasserstein, an investment banking firm.  Mr. Sadek currently serves as a board member for Merchant Warehouse.com Holdings, LLC, and PCP IWP Holdings LLC, and has previously served as a board member of several technology and services companies.  We believe that Mr. Sadek's qualifications to sit on our Board of Directors include his 10 years of experience in the investment and capital markets, expertise in financing, and experience as a director with two other technology services companies including service on audit and compensation committees.
Katherine A. Schipper

Age: 63— Director since: April 2011

Recent Business Experience: Since July 2006, Ms. Schipper has been Professor of Accounting at Duke University's Fuqua School of Business. Ms. Schipper was a Board member of the Financial Accounting Standards Board from September 2001 through June 2006. She was an editor of the Journal of Accounting Research from 1985 to 1999 and has also held editorial board positions with the Journal of

Accounting and Economics, The Accounting Review, Accounting Horizons, the Journal of Business, Finance and Accounting, the Review of Accounting Studies, and the Contemporary Journal of Accounting and Economics. She has served on the Board of Trustees of the University of Dayton since 2005. In August 2007, Ms. Schipper was inducted into the Accounting Hall of Fame.  We believe that Ms. Schipper's qualifications to sit on our Board of Directors include her 31 years of experience with financial accounting and reporting.

Audit Committee Financial Expert
The Board has determined that at least two members of the Audit Committee, James C. Hale and Katherine A. Schipper, are each an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, promulgated by the SEC.
Audit Committee
The company has a standing Audit Committee.  The Audit Committee's members, meetings, and functions are summarized below.
Number of Members: 4	Audit Committee Functions:
Members: James C. Hale (Chair from March 2012) Philip G. Heasley (Chair through March 2012) Katherine A. Schipper Zachary F. Sadek Number of Meetings in Fiscal 2012: 6
Selects the independent registered public accounting firm to audit OPAY's books and records, subject to stockholder ratification, and determines the compensation of the independent registered public accounting firm.

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

Coordinates the Board's oversight of internal control over financial reporting, disclosure controls and procedures, and code of ethics for chief executive officer, chief financial officer, and chief accounting officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file with the Securities and Exchange Commission, or the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  Officers, directors and holders of greater than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2012, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.
Corporate Governance Documents
In November 2003, the Board adopted a Code of Ethics for our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  Effective May 4, 2004, we also adopted a Business Code of Conduct for all employees.  On May 6, 2010, we adopted our revised Corporate Governance Guidelines. On January 31, 2012, our Board adopted a revised version of the Business Code of Conduct for all employees.  Our Code of Ethics, Business Code of Conduct, and Corporate Governance Guidelines, as well as the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, are posted on the Investor relations section of our website.  Copies are also available, free of charge, upon request to the company, delivered to Official Payments Holdings, Inc., Attention: Corporate Secretary, 3550 Engineering Drive, Suite 400, Norcross, Georgia 30092.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

Compensation Philosophy

Our compensation philosophy for all our employees is to create an overall compensation package that (1) provides fair and competitive cash compensation and (2) aligns the interests of our executives with the interests of our shareholders, principally through performance-based incentives and long-term incentives.  This compensation philosophy is particularly true for our executive officers, as we rely on their leadership, management skills, and experience for OPAY's continued growth and development.  The compensation discussion and analysis that follows discusses the compensation of the executive officers listed in the Summary Compensation Table below, whom we refer to as our "named executive officers."  Our named executive officers for fiscal year 2012 consist of Alex P. Hart, our President and Chief Executive Officer; Jeffrey W. Hodges, our Chief Financial Officer; Sandip Mohapatra, our Chief Technology Officer; Atul Garg, our Senior Vice President, Corporate Development; Keith S. Omsberg, our Vice President, General Counsel and Corporate Secretary; and Keith S. Kendrick, who served as our Senior Vice President, Strategic Marketing, for a portion of fiscal year 2012.
Compensation Objectives

Our Compensation Committee establishes and reviews our overall executive compensation philosophy and objectives and oversees our executive compensation programs.  The primary goals of our compensation program are to:
•	attract, retain, and motivate talented employees;
•	support business strategies that promote sustained growth and development;
•	reward the achievement of business results through performance-based incentive programs; and
•	link executives' goals and interests with the interests of our shareholders by tying a portion of executive compensation to our stock.
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

Alignment
To align the interests of our executives with those of our company and our shareholders, we provide performance-based annual incentive and long-term incentive compensation.  Annual incentive compensation is based in part on OPAY's achieving specific goals or targets for the fiscal year.  When these goals or targets are not met, executives may not receive annual incentive compensation.  For example, in fiscal year 2011, the company did not meet the threshold level of financial performance specified in our management incentive plan for that year, and none of our executive officers received a payment under that plan for that year.  By linking individual incentive compensation to OPAY's goals, we align the interests of our executives with those of our shareholders.
In addition, we provide long-term incentives to our executives through stock options, which further aligns the interests of our executives with our shareholders because both shareholders and executives benefit from OPAY's growth and the appreciation in the value of our stock.
Retention

We operate in a competitive work environment in which executives are presented with many opportunities outside of OPAY.  In fiscal year 2012 we had employment contracts with Messrs. Hart, Hodges, Mohapatra, Garg, Omsberg, and Kendrick.  These contracts are intended to provide stability within our organization and allow for sustained focus and effort to grow and develop the company.
Consideration of Prior Shareholder Advisory Vote on Executive Compensation

At our 2012 annual meeting of shareholders, we provided our shareholders the opportunity to vote to approve, on a non-binding advisory basis, a resolution approving the compensation of our named executive officers.  At the 2012 annual meeting, our shareholders cast 12,918,262 votes in favor of that resolution and 131,786 votes, against.  The holders of 524,124 shares abstained.  Our Compensation Committee and Board value the opinions expressed by our shareholders, including in the non-binding advisory vote on executive compensation.  Our Compensation Committee took the results of the vote into account when determining that our fiscal year 2012 executive compensation policies should largely remain consistent with our policies in prior years and should continue to emphasize the performance, alignment, and retention objectives described above.  We did not take any compensation actions in fiscal year 2012 specifically in response to the executive compensation advisory vote.

Role of the Compensation Committee and Compensation Consultants

The Compensation Committee of the Board determines the compensation of the company's executive officers.  The Committee is composed entirely of directors who are "independent" under applicable Nasdaq rules.  Among other functions, the Compensation Committee is responsible for reviewing and approving the compensation of our executive officers, overseeing the evaluation of executive officer performance, and overseeing our incentive compensation programs.  In this role, the Compensation Committee seeks to implement our compensation philosophy and objectives across our compensation programs.
In fulfilling its duties in fiscal year 2012, the Compensation Committee was assisted by Compensia, Inc., a consulting firm that specializes in providing executive compensation advisory services.  Compensia is the Board and Compensation Committee's independent compensation consultant.  Compensia was involved in all aspects of the design and implementation of our compensation programs for fiscal year 2012.  The Compensation Committee used Compensia to assist in the compilation, review, and interpretation of marketplace compensation information, counsel the Compensation Committee about competitive market practices with respect to compensation plan design and market trends, and perform analyses and provide compensation consulting advice on an as-needed basis, at the request of the Compensation Committee.  The Compensation Committee retained Compensia because of Compensia's independent viewpoint and its expertise, particularly with technology companies.  Compensia and its affiliates do not provide any services to the company other than compensation advisory services provided to the Board and Compensation Committee.
The Compensation Committee determines the compensation of our chief executive officer without input from our CEO or any of our other executive officers.  The Committee considers the opinion of our CEO in setting the compensation of our other executive officers.
Implementing our Objectives
General
Our compensation programs in fiscal year 2012 were the result of careful deliberation and analysis by the Compensation Committee.  The Committee met 8 times during the fiscal year to consider executive compensation matters.  In performing its duties, the Committee consulted with its independent compensation consultant, Compensia.
In connection with a November 2011 meeting of the Compensation Committee, Compensia provided an analysis of the compensation of our executive officers.  Among other things, Compensia assessed the cash compensation of the company's executive officers, the equity incentives made available to these officers, and the company's performance.  At the Compensation Committee's request, Compensia provided market data on the compensation practices at public technology companies that Compensia deemed comparable to OPAY: Asta Funding, Inc.; Bottomline Technologies (de), Inc.; Cass Information Systems, Inc.; EasyLink Services International Corporation; Ebix, Inc.; Ellie Mae, Inc.; EPIQ Systems, Inc.; Higher One Holdings, Inc.; NIC Inc.; Online Resources Corporation; PRGX Global, Inc.; S1 Corporation; SciQuest, Inc.; SPS Commerce, Inc.; Synchronoss Technologies, Inc.; and VASCO Data Security International, Inc.  In advising the Committee, Compensia also drew on data from its proprietary market information database about compensation practices at technology companies with revenues between $50,000,000 and $200,000,000.
The compensation package for each of our executive officers consists of five main elements: base salary; annual incentive compensation; long-term incentives; perquisites and benefits; and severance and change of control provisions.
Alex P. Hart joined us as our President and Chief Executive Officer in August 2010.  Mr. Hart's compensation package was the subject of careful consideration by the Compensation Committee at the time of Mr. Hart's hiring and is set forth in his employment agreement and was discussed in the proxy statement for our 2011 annual meeting.  Based on information provided by Compensia in connection with Mr. Hart's hiring, the Compensation Committee believed Mr. Hart's base salary, annual incentive compensation, and long-term incentive compensation were at approximately the 50th percentile, relative to the comparable companies identified by Compensia.  The Compensation Committee re-evaluated Mr. Hart's compensation in fiscal year 2011 and fiscal year 2012.  Based in part on information provided by Compensia, the Compensation Committee did not adjust Mr. Hart's base salary in fiscal year 2011 or 2012 but did provide Mr. Hart with additional long-term incentive by awarding Mr. Hart options to purchase 100,000 shares of common stock in November 2011.  Our approach to Mr. Hart's compensation in fiscal year 2012 remained consistent with our approach to his compensation in fiscal year 2010 and fiscal year 2011, with these options providing additional long-term incentive.
The Compensation Committee also evaluated the compensation of our other named executive officers for fiscal year 2012.  As the Committee did when evaluating Mr. Hart's compensation package, the

Committee considered market data (including market data provided by Compensia) in determining the compensation for Messrs. Hodges, Mohapatra, Garg, Omsberg, and Kendrick.
The Committee did not follow a specific allocation method or formula in evaluating the compensation of the company's executive officers and in allocating between long-term and currently paid compensation and between cash and non-cash compensation, and members of the Committee relied on market analysis from Compensia, their own business experience and judgment, their own evaluations of Messrs. Hart, Hodges, Mohapatra, Garg, Omsberg, and Kendrick, and their own assessments of the company.  Based on information provided by Compensia, the Compensation Committee believes that the total cash compensation (defined as the base salary and the bonus opportunity) for Mr. Hart, Mr. Hodges, Mr. Mohapatra, Mr. Garg, and Mr. Omsberg remained at approximately the 50th percentile, relative to the comparable companies for which Compensia provided data.
Base Salary
Base salary provides a predictable source of income and is a material component of the compensation of our named executive officers.  Each officer's salary is intended to reflect his role and responsibility within the company, as well as the skills, experience, and leadership qualities he brings to his position.
In November 2011 the Compensation Committee determined that Mr. Mohapatra's base salary would be increased from $215,000 to $235,000 based in part on his increased responsibilities and market comparison information provided by Compensia.  The Committee did not increase the base salary of any other of our named executive officers in fiscal year 2012.
The following table sets forth the base salaries of our named executive officers for fiscal years 2012, 2011, and 2010, presented at an annual rate:
	Base salary rate by fiscal year
	2012	2011	2010
Alex P. Hart President and Chief Executive Officer	$400,000	$400,000	$400,000
Jeffrey W. Hodges (1) Chief Financial Officer	275,000	275,000	—
Sandip Mohapatra (2) Chief Technology Officer	235,000	215,000	—
Atul Garg (3) Senior Vice President, Corporate Development	225,000	225,000	—
Keith Omsberg
Vice President, General Counsel and Corporate Secretary	220,000	220,000	190,000
Keith S. Kendrick Senior Vice President, Strategic Marketing	265,000	265,000	265,000

(1)Mr. Hodges joined OPAY in June 2011.
(2)Mr. Mohapatra joined OPAY in December 2010.
(3)Mr. Garg joined OPAY in November 2010.

The Compensation Committee expects to continue to review the salaries of the company's executive officers at least annually and will evaluate adjustments based upon OPAY's performance and financial position, individual performance, market survey data, and general economic conditions, among other factors.

Annual Incentive Compensation
General

Our annual incentive compensation plan is designed to:
•	align the management team's financial interests with those of our shareholders;
•	support a performance-oriented environment that rewards OPAY's overall results;
•	attract, motivate, and retain key management critical to OPAY's success; and
•	align compensation with OPAY's business strategy, values, and management initiatives.
Annual incentives are used in particular to reward performance against defined financial metrics established as part of the company's annual budgeting and strategic planning process, such that our executive officers and other key contributors are recognized for specific and measurable company performance and incentivized to achieve performance targets on an annual basis.  As noted above, in fiscal year 2011, the company did not meet the threshold level of financial performance specified in our annual incentive plan for that year, and none of our executive officers received a payment under the plan for that year.  In fiscal year 2012, the company exceeded the "stretch" level of financial performance specified in our annual incentive plan, and all of our named executive officers received payments under the plan for that year.

Management Incentive Plan

For fiscal year 2012, we had one formal annual incentive compensation plan, our management incentive plan, or MIP.  In fiscal year 2012, all named executive officers were eligible to participate in the MIP.
Consistent with our overall compensation philosophy and objectives, the Compensation Committee designed the MIP so that payouts would be based on an executive's individual performance rating and on the achievement of performance goals.  The performance goals consisted of company performance goals and one or more individual performance goals for each individual participating in the MIP.  The Committee approved the company performance goals under the MIP in November 2011 and individual performance goals for each participant in the MIP in December 2011.  The company performance metric was net income from continuing operations before interest expense net of interest income, income taxes, depreciation amortization and stock-based compensation in both equity and cash, and restructuring charges (subject to adjustments as may be determined by the Compensation Committee), which we refer to as Adjusted EBITDA.  The Compensation Committee believed that linking MIP payouts to Adjusted EBITDA was particularly appropriate for the company because management uses Adjusted EBITDA as a primary measure to evaluate our business.  Management also uses Adjusted EBITDA to evaluate our performance against peer companies within the electronic payments industry.  Our management incentive plan is intended to be "self-funding" in that the level of adjusted EBITDA must be achieved after deducting the full amounts of the proposed MIP payouts.
The company performance goals for fiscal year 2012 were as follows:
Adjusted EBITDA Performance Metric
Threshold	Target	Stretch
$2,640,000	$3,300,000	$4,125,000
80% of Target	100% of Target	125% of Target

These goals were approved by the Compensation Committee based upon OPAY's strategic plan and budget process.  Under the plan approved by the Compensation Committee in November 2011, no executive officer would receive payment under the MIP for meeting his or her individual performance goals unless the company met or exceeded its threshold performance goal, $2,640,000 of Adjusted EBITDA in fiscal year 2012.
The Committee also specified individual performance goals for each of company's executive officers.  The individual performance goals were strategic goals based on each executive officer's area of responsibility.  Mr. Hart's individual performance goals were:
•	Generate $3 million in Adjusted EBITDA in fiscal year 2012
•	Develop a deeper understanding of the business (develop and utilize the key metrics for each payment type and each vertical market by end of fiscal year 2012)
•	Increase the number of payments-oriented investment analysts covering the company from one to at least three by end of fiscal year 2012
•	Complete the company's IT infrastructure project by end of fiscal year 2012
The individual goals for our named executive officers other than Mr. Hart focused on their leadership and accomplishments in their areas of responsibility within OPAY.  These individual goals are aligned with the overall company objectives and the CEO's goals.
The relative weighting of company goals and of individual goals varied by named executive officer under the MIP.  The following table illustrates the relative weighting of company performance goals and individual performance goals for each of our named executive officers:

	Weighting of Goals
	Company performance	Individual performance
Alex P. Hart	80%	20%
Jeffrey W. Hodges	70%	30%
Sandip Mohapatra	70%	30%
Atul Garg	70%	30%
Keith Omsberg	70%	30%
Keith S. Kendrick	70%	30%

For Mr. Hart, company performance goals were weighted relatively higher, because of his relatively greater responsibility for, and relatively greater ability to influence, the company's financial performance.  For our other named executive officers, individual performance goals were weighted relatively higher, because of their lesser ability to influence company performance and their relatively greater responsibility for, and relatively greater ability to influence, the discrete areas of company operations that were the focus of their individual performance goals.
An executive officer's individual performance rating affected his payout under the MIP in at least two ways.  First, an executive was required to receive an individual performance rating of "meets expectations" or higher in order to receive any payment under the MIP.  Second, an executive's individual performance rating affected the payout in respect of his individual performance goals: if the officer received a rating of "meets expectations," he would receive a payout of 75% of any individual performance goal he satisfied; if the officer received a rating of "exceeds expectations," he would receive a payout of 100% of any individual performance goal he satisfied; and if the officer received a rating of

"far exceeds expectations," he would receive a payout of 110% of any individual performance goal he satisfied – in each case assuming that the company achieved its threshold level of financial performance, as discussed above.  The Compensation Committee determines the CEO's performance rating based on accomplishment of the CEO's goals and the Compensation Committee's evaluation of the overall performance of the CEO.  The Compensation Committee determines the other named executives' individual performance ratings, with input from the CEO.
The following table illustrates the payouts that our named executive officers would have received under the 2012 MIP in the circumstances specified in the notes to the columns of the table:

Fiscal Year 2012 MIP Payout Levels
Name	Threshold(1)	Target(2)	Maximum(3)	2012 MIP Payout
Alex P. Hart	$120,000	$300,000	$612,000	$570,000
Jeffrey W. Hodges	48,125	137,500	283,250	254,375
Sandip Mohapatra	41,125	117,500	242,050	235,000
Atul Garg	39,375	112,500	231,750	182,813
Keith S. Omsberg	38,500	110,000	226,600	206,800
Keith S. Kendrick	46,375	132,500	272,950	230,219

(1)
The "threshold" column specifies the payout an executive officer would have received, if the company had achieved the "threshold" level of financial performance described above, the executive had achieved none of his individual performance goals, and the executive had received an individual performance rating of "meets expectations."

(2)
The "target" column specifies the payout an executive officer would have received, if the company had achieved the "target" level of financial performance described above, the executive had achieved all of his individual performance goals, and the executive had received an individual performance rating of "exceeds expectations."

(3)
The "maximum" column specifies the payout an executive officer would have received, if the company had achieved the "stretch" level of financial performance described above, the executive had achieved all of his individual performance goals, and the executive had received an individual performance rating of "far exceeds expectations."

During fiscal year 2012, the company exceeded the "stretch" level of Adjusted EBITDA described above.  We discuss our Adjusted EBITDA for fiscal year 2012, and we reconcile Adjusted EBITDA to net income from continuing operations, on pages 14-15 of our annual report on Form 10-K for the fiscal year ended September 30, 2012.  In addition, each executive officer achieved some or all of his individual performance goals, and each executive officer received an individual performance rating of "meets expectations" or "exceeds expectations."  Accordingly, each of our named executive officers was eligible to receive a payout under the 2012 MIP.  The company made payments under the 2012 MIP to each executive officer in cash in the first quarter of fiscal year 2013.
If performance targets for a fiscal year are not met, the Compensation Committee may still elect to pay bonus incentive compensation on a discretionary basis.  There is no limit on the Compensation Committee's discretion; however, for fiscal year 2012, the Compensation Committee did not exercise discretion to increase the bonus compensation payable to any executive officer.  The Compensation Committee exercises its discretion to pay bonus compensation where it determines that such a payment would increase shareholder welfare over the medium- and long-term.  In determining whether and how to exercise their discretion to pay incentive compensation, members of the Compensation Committee are subject to the same standards of fiduciary duty, good faith, and business judgment that govern the exercise of their other responsibilities as directors of OPAY.

Long-Term Incentive Compensation
General
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
As discussed in the proxy statement for our 2012 annual meeting, during fiscal year 2011, with the twin goals of providing long-term incentives to our employees and aligning the interests of our stockholders and employees, the Compensation Committee authorized grants of stock options to all employees who did not then hold options.  The Committee determined that this was appropriate because it believed that a workforce in which all the employees held equity incentives would be more highly motivated to achieve the company's business objectives and produce value for shareholders.
2004 Plan
In fiscal year 2012, the Compensation Committee continued the existing policy of granting stock options to new hire employees at the quarterly Compensation Committee meeting after their date of hire. The Compensation Committee believes that these grants operate as long-term incentives in part because they vest over time, in part because their value can increase over time if and as the price of the company's common stock increases, and in part because they generally expire ten years from the date of grant.  The Compensation Committee believes that options align the interests of employees and stockholders because the value of the options increases as the price of the common stock increases.
In fiscal year 2012, the Compensation Committee authorized the grant of options to purchase 482,250 shares of common stock, including grants of options to each new employee, grants resulting from promotions, and grants to executive officers including a grant of options to purchase 100,000 shares to Mr. Hart, and grants of options to purchase 25,000 shares to each of Messrs. Hodges, Garg, Mohapatra, Omsberg, and Kendrick.  The Committee believes that the grants made were consistent with the objectives of attracting, retaining and motivating talented employees, supporting business strategies that promote growth, and aligning executive goals with the interests of our shareholders.  The Committee authorized these grants as part of its continuing assessment of the company's executive compensation program, including the value of options granted in prior years and the limited retention incentive provided by those previously‑granted options.
The options granted under the 2004 Plan in fiscal year 2012 were granted with an exercise price equal to the closing market price of our common stock on the Nasdaq on the date of grant, and are generally exercisable for a period of ten years.  Generally, subject to acceleration in the circumstances described below, one quarter of the options subject to each grant vest on the first anniversary of the date of grant, and 1/48 of the options vest each month thereafter.  Options that are unvested upon an executive's termination are generally forfeited, unless otherwise provided in an option agreement or employment agreement.  We believe this encourages executive performance, tenure, and the promotion of the company's sustained growth.  Our named executive officers may be entitled to accelerated vesting of their options under certain circumstances, including in the event of a change of control in accordance with their option agreements or under the Change in Control Equity Vesting Acceleration Plan adopted in November 2011.  See Potential Payments Upon Termination or Change in Control for additional information.

PSU Plan
For a portion of fiscal year 2012, long-term incentives were also available as performance stock units granted under our Executive Performance Stock Unit Plan.  In an effort to further align our executives' financial interests with those of our shareholders and promote stability in key executive positions, the Compensation Committee adopted the PSU Plan on December 4, 2008.  Under the PSU Plan, a maximum of 800,000 units were available for issuance as awards to eligible executives.  The units were to be awarded only upon the achievement and maintenance for a period of 60 days of specific share performance targets, or Share Price Performance Targets, that, for the initial participants in the PSU Plan, were $8.00, $9.50, $11.00, and $13.00 per share. For participants hired after December 4, 2008, the Committee had the authority to establish Share Price Performance Targets based on 25%, 50%, 75%, and 100% increases in the share price.
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
We provide commuting and relocation benefits to executive officers who do not reside near our headquarters when they join us.  We believe these perquisites benefit us and our shareholders by inducing individuals who do not live near our headquarters to join OPAY, and by ensuring that these executive officers are able to maintain a regular presence at our headquarters to meet their duties and responsibilities in full.  Following fiscal year 2011, we moved our corporate headquarters from Reston, Virginia to Norcross, Georgia. Pursuant to his employment agreement with us, we reimbursed Mr. Hart $7,558 in fiscal 2012 for expenses for local transportation while he was located in Reston, Virginia and air and ground transportation, meals and lodging for travel by Mr. Hart to and from his home to our corporate headquarters in Reston.  See Summary Compensation Table below.  We believe these limited perquisites provided to Mr. Hart are important for retention of Mr. Hart as an employee and Chief Executive Officer.
Mr. Garg joined us early in fiscal year 2011.  At the time he joined us, Mr. Garg resided in the Oak Brook, Illinois area.  He received a relocation package modeled on Mr. Hart's relocation package:  Mr. Garg was eligible for relocation reimbursement not to exceed $50,000 to move his residence from Oak Brook to Reston, and during and up to the first 12 months of his employment with us, we agreed to reimburse him for all reasonable and documented expenses for housing, meals, and transportation while working at our Norcross headquarters and maintaining a residence more than 50 miles from Norcross.  During fiscal year 2011, we paid Mr. Garg $33,239 for such travel expenses.  Mr. Garg did not relocate to Norcross, and in his current employment agreement, we have agreed to provide Mr. Garg with commuting and relocation benefits – applicable to travel between Oak Brook and Norcross and to relocation to Norcross –

similar to those that were available under his prior employment agreement.  During fiscal year 2012, we paid Mr. Garg $54,615 for such travel expenses.
We provided Mr. Kendrick with local transportation for travel while he was located at our corporate headquarters.  In addition, we reimbursed Mr. Kendrick for travel to and from his current residence to our corporate headquarters.  Travel reimbursement included airfare, ground transportation, parking, and meals.  Mr. Kendrick was provided home office equipment and a cellular phone to assist him in executing his responsibilities while he is absent from our headquarters.  In addition, under Mr. Kendrick's June 30, 2008 employment agreement, if Mr. Kendrick recognizes income for income tax purposes as a result of our payment of certain expenses, we were obligated to make a tax gross-up payment to Mr. Kendrick based upon the additional tax liability.  During fiscal year 2012, $68,788 in respect of his travel, and $55,667 in respect of his tax reimbursement was paid to Mr. Kendrick.  See Summary Compensation Table below.  OPAY's Compensation Committee has expressed the intent not to include a tax gross-up provision in any new employment contract, and we did not include a tax gross-up provision in our new agreements with Messrs. Hart, Hodges, Mohapatra, Garg, or Omsberg.
Clawbacks
We impose compensation recovery, or "clawback," provisions to certain of our compensation arrangements.  A clawback provision encourages compliance with applicable laws and corporate policies, including financial reporting requirements.
Our employment agreements with Messrs. Hart and Hodges provide that if the Compensation Committee, in its reasonable discretion, determines that Mr. Hart or Mr. Hodges, respectively, engaged in fraud or misconduct as a result of which or in connection with which OPAY is required to or decides to restate its financial statements, the Compensation Committee may, in its discretion, impose any or all of the following:
•
immediate expiration of any then-outstanding equity compensation, whether vested or not, if granted within the first 12 months after issuance or filing of any financial statement that is being restated (we refer to the 12-month period immediately following the issuance or filing of any financial statement that is being restated as the "Recovery Measurement Period");

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
Our employment contracts with Messrs. Hart, Hodges, Mohapatra, Garg, and Omsberg all contain a "double trigger" structure for payments in connection with a change in control of OPAY.  Under a "double trigger" structure, in order to receive a change in control severance payment, both a change in control must occur, and the executive's employment must terminate due to a termination by OPAY or its successor without cause, or due to a resignation by the executive for good reason.  We believe that this "double trigger" structure maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs.
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
If Mr. Hart or Mr. Hodges is terminated without cause or resigns for good reason in the absence of a change of control, and subject to his delivery and non-revocation of a general release in our favor, each will be entitled to the following:
•
cash severance equal to one times, in the case of Mr. Hart, and 12 months, in the case of Mr. Hodges, of his annual base salary, plus any annual discretionary bonus that has been awarded to him by the Board for the calendar year preceding the year in which his employment ends; and

•
if Mr. Hart or Mr. Hodges elects to continue receiving group medical insurance under the COBRA continuation rules, payment by us of the same share of the premium we pay for active and similarly situated employees until the earlier of 12 months after his employment ends or the date his COBRA coverage expires.

We have similar change of control and severance provisions in our contracts with Messrs. Garg, Mohapatra, and Omsberg.  See Potential Payments Upon Termination or Change in Control below.
In November 2011, the Board adopted a Change in Control Equity Vesting Acceleration Plan.  The company's named executive officers are participants in the plan.  In adopting the plan, the Compensation Committee recognized that the possibility of a change of control of OPAY may result in the departure or distraction of management to the detriment of OPAY and its shareholders and wished to assure our executives a fair compensation arrangement so they could remain focused on the performance of OPAY during a change of control situation.
The plan provides for the immediate exercisability of a participant's outstanding options and the immediate vesting of a participant's unvested restricted shares and RSUs if both a change in control and a covered termination occur during the covered period.  Because both of these must occur, the plan is also a "double trigger" plan.  The plan defines "change in control" to include (i) the acquisition by an individual, entity, or group of beneficial ownership of OPAY's common stock if, after such acquisition, such person beneficially owns 50.01% or more of the then-outstanding shares of common stock of OPAY; (ii) the consummation of certain types of mergers, consolidations, reorganizations, recapitalizations, and share exchanges specified in the plan; (iii) a change in the composition of our Board of Directors that results in the continuing directors (as defined in the plan) no longer constituting a majority of the Board; and (iv) the liquidation or dissolution of OPAY.  The plan's definition of "change in control" is subject to the terms, conditions, and limitations, including the Board authority, specified in the plan, and the Board may, in certain circumstances, treat a change in control as not satisfying the foregoing definition.
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

Equity Ownership Guidelines
Members of OPAY's Board of Directors are required to hold shares of OPAY common stock with a value equal to three times the amount of the annual retainer paid to directors, calculated using the annual retainer in effect as of the later of March 31, 2009 and the date the director is elected to the Board.  Directors are required to achieve the guideline within three years of joining the Board, or, in the case of directors serving at March 31, 2009, within three years of that date. These guidelines may be waived, at the discretion of OPAY's Governance and Nominating Committee, if compliance would create severe hardship or prevent a director from complying with a court order.  Please see Director Compensation for additional information concerning director retainers.
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
Accounting for Share-Based Compensation
We value share-based compensation based on the grant date fair value using the Black-Scholes model for options and the Monte Carlo simulation option pricing model for RSUs and PSUs.  We recognize compensation expense over the vesting period of the option, RSU or PSU grants, which ranges from three to five years.  Additional information about the valuation of our options and RSUs can be found in Note 12—Share-Based Payment of our Annual Report on Form 10-K for fiscal year ended September 30, 2012.
EXECUTIVE COMPENSATION

This section provides certain tabular and narrative information regarding the compensation of our named executive officers, which for fiscal year 2012 consist of Alex P. Hart, our President and Chief Executive Officer; Jeffrey W. Hodges, our Chief Financial Officer; Sandip Mohapatra, our Chief Technology Officer; Atul Garg, our Senior Vice President, Corporate Development, Keith Omsberg, our Vice President, General Counsel and Corporate Secretary, and Keith S. Kendrick, who served as our Senior Vice President, Strategic Marketing through August 1, 2012.  For additional information regarding compensation of the named executive officers, see Compensation Discussion and Analysis beginning on page 7.
SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation of our named executive officers during the fiscal years ended September 30, 2012, 2011, and 2010.  References to "years" in the tables in this section are to our fiscal years ended September 30, 2012, September 30, 2011, and September 30, 2010.
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($) (4)	Total ($)
Alex P. Hart (5) President, Chief Executive Officer
	2012	$400,000	$—	$148,600	$570,000	$18,148	$1,136,748
	2011	400,000	—	—	—	52,272	452,2722
	2010	38,462	100,000	830,560	—	6,319	975,341

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($) (4)	Total ($)

Jeffrey W. Hodges (6) Chief Financial Officer	2012	275,000	—	37,115	254,375	10,478	576,968
	2011	74,038	75,000	488,650	—	2,572	640,260

Sandip Mohapatra (7) Chief Technology Officer	2012	230,385	—	37,115	235,000	8,653	511,153
	2011	158,702	—	420,064	—	6,115	584,881

Atul Garg (8) Senior Vice President, Corporate Development	2012	225,000	—	37,115	182,813	63,188	508,116
	2011	199,039	50,000	477,560	—	40,850	767,449

Keith S. Omsberg Vice President, General Counsel and Corporate Secretary	2012	220,000	—	37,115	206,800	8,358	472,273
	2011	208,346	—	166,200	—	7,789	382,335
	2010	190,000	—	—	—	7,239	197,239

Keith S. Kendrick(9) Senior Vice President, Strategic Marketing	2012	265,000	—	37,115	230,219	415,090	947,424
	2011	265,000	—	221,600	—	94,630	581,230
	2010	265,000	—	—	—	168,901	433,901

(1)	Reflects bonuses payable to Messrs. Hart, Hodges, and Garg pursuant to their employment agreements.
(2)	The amounts included in these columns reflect the aggregate grant date fair value of option awards granted to the named executive officers during each year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 12, Share-based Payment, to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2012.
These amounts represent the expected compensation cost to be recognized over the service period determined as of the grant date.  These amounts reflect our calculation of the value of these awards on the date of grant and do not necessarily correspond to the actual value that may ultimately be realized by the officer.  See the "Grants of Plan-Based Awards During Fiscal 2012" table for information regarding option awards to the named executive officers during fiscal 2012.
(3)	Reflects amounts payable pursuant to the 2012 Management Incentive Plan.
(4)	Consists of:
•	the aggregate incremental cost to OPAY of providing perquisites and other personal benefits;
•	company matching contributions under 401(k) plans;
•	tax reimbursement payments relating to income tax liability incurred by the applicable executive as a result of the Company's payment for the perquisites described below;
•	the dollar value of insurance premiums paid by, or on behalf of, the company during the covered fiscal year with respect to life insurance for the benefit of the named executive officers; and
•	severance related payments.

The following table summarizes the amounts shown in the "All Other Compensation" column:
Name	Year	Perquisites (a)	401(k)	Tax reimbursement	Life Insurance	Severance	Total all other compensation
Alex P. Hart	2012	$7,558	$7,350	$—	$3,240	$—	$18,148
2011		38,775	10,581	—	2,916	—	52,272
2010		5,396	923	—	—	—	6,319

Jeffrey W. Hodges	2012	—	8,250	—	2,228	—	10,478
2011		—	1,904	—	668	—	2,572

Sandip Mohapatra	2012	—	6,911	—	1,742	—	8,653
2011		—	4,548	—	1,567	—	6,115

Atul Garg	2012	54,615	6,750	—	1,823	—	63,188
2011		33,239	5,971	—	1,640	—	40,850

Name	Year	Perquisites (a)	401(k)	Tax Reimbursement	Life Insurance	Severance	Total all other compensation
Keith S. Omsberg	2012	—	6,600	—	1,758	—	8,358
2011		—	6,250	—	1,539	—	7,789
2010		—	5,700	—	1,539	—	7,239

Keith S. Kendrick	2012	68,788	7,350	55,667	2,147	281,138	415,090
2011		46,941	7,350	38,192	2,147	—	94,630
2010		102,834	7,044	56,876	2,147	—	168,901

(a)	See Perquisites and Benefits in Compensation Discussion and Analysis for a discussion of perquisites provided to executives. Perquisites include:
*	expenses for corporate apartments located near our corporate headquarters, located in Reston, Virginia in fiscal 2011 and in Norcross, Georgia, in fiscal year 2012, in each case including utilities;
*
for Messrs. Hart, Garg, and Kendrick, expenses for local transportation while the executive was located in Reston and air and ground transportation, meals and lodging for travel by the executive to and from his home to our corporate headquarters in Reston, and for Messrs. Garg and Kendrick, expenses for local transportation while the executive was located in Norcross and air and ground transportation, meals and lodging for travel by the executive to and from his home to our corporate headquarters in Norcross; and

*	legal consultation fees relating to negotiation and review of the executive's employment agreement.

The following table summarizes the amounts shown in the "Perquisites" column:
Name	Year	Corporate apartment*	Travel*	Legal consultation*	Total
Alex P. Hart	2012	$—	$7,558	$—	$7,558
2011		—	35,775	3,000	38,775
2010		—	5,396	—	5,396

Atul Garg	2012	14,070	40,545	—	54,615
2011		—	33,239	—	33,239

Keith S. Kendrick	2012	—	68,788	—	68,788
2011		19,281	27,660	—	46,941
2010		31,125	71,709	—	102,834

*Amounts reflect aggregate incremental cost to the Company, which is equal to the Company's out-of-pocket costs for these perquisites.
(5)	Mr. Hart joined the Company August 16, 2010.
(6)	Mr. Hodges joined the Company June 13, 2011.
(7)	Mr. Mohapatra joined the Company December 13, 2010.
(8)	Mr. Garg joined the Company November 1, 2010.
(9)	Mr. Kendrick's employment with the company terminated on September 30, 2012.
FISCAL 2012 GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding grants of plan-based awards made to the named executive officers during the fiscal year ended September 30, 2012:
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)

Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Alex P. Hart
MIP		$120,000	$300,000	$612,000

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)

Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
2004 Plan Grant	11/30/11				100,000	$3.47	$148,460

Jeffrey W. Hodges
MIP		48,125	137,500	283,250
2004 Plan Grant	11/30/11				25,000	3.47	37,115

Sandip Mohapatra
MIP		41,125	117,500	242,050
2004 Plan Grant	11/30/11				25,000	3.47	37,115

Atul Garg
MIP		39,375	112,500	231,750
2004 Plan Grant	11/30/11				25,000	3.47	37,115

Keith Omsberg
MIP		38,500	110,000	226,600
2004 Plan Grant	11/30/11				25,000	3.47	37,115

Keith S. Kendrick
MIP		46,375	132,500	272,950
2004 Plan Grant	11/30/11				25,000	3.47	37,115

(1)	Figures shown represent possible payouts under our 2012 MIP. For additional information concerning performance metrics and payouts under our 2012 MIP, see Compensation Discussion and Analysis.
(2)
The "threshold" column specifies the payout an executive officer would have received under the 2012 MIP, if the company had achieved the "threshold" level of financial performance described above, the executive had achieved none of his individual performance goals, and the executive had received an individual performance rating of "meets expectations."

(3)
The "target" column specifies the payout an executive officer would have received under the 2012 MIP, if the company had achieved the "target" level of financial performance described above, the executive had achieved all of his individual performance goals, and the executive had received an individual performance rating of "exceeds expectations."

(4)
The "maximum" column specifies the payout an executive officer would have received under the 2012 MIP, if the company had achieved the "stretch" level of financial performance described above, the executive had achieved all of his individual performance goals, and the executive had received an individual performance rating of "far exceeds expectations."

(5)
Represents the aggregate fair market value on date of grant, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  Assumptions used in the calculation of these amounts are included in Note 12, Share-based Payment, to the audited consolidated financial statements included in our annual report on Form 10-K for fiscal year 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END
The following table sets forth for each named executive officer certain information about stock options held at the end of the fiscal year ended September 30, 2012:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)		Option Exercise Price ($)	Option Expiration Date

Alex P. Hart	208,333	191,667	(1)	$5.06	8/16/20
	—	100,000	(2)	3.47	11/29/21
	208,333	291,667

Jeffrey W. Hodges	78,125	171,875	(3)	4.67	6/12/21
	—	25,000	(4)	3.47	11/29/21
	78,125	196,875

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)		Option Exercise Price ($)	Option Expiration Date

Sandip Mohapatra	20,000	60,000	(5)	5.72	2/7/21
	33,333	66,667	(6)	5.22	5/9/21
	—	25,000	(7)	3.47	11/29/21
	53,333	151,667

Atul Garg	50,000	150,000	(8)	5.71	10/31/21
	—	25,000	(9)	3.47	11/29/21
	50,000	175,000

Keith S. Omsberg	3,000	—		7.81	11/30/13
	3,000	—		8.60	10/31/14
	10,000	—		7.05	9/12/16
	24,000	6,000	(10)	10.20	9/30/17
	16,000	4,000	(11)	9.25	12/9/17
	9,000	6,000	(12)	4.25	12/3/18
	25,000	50,000	(13)	5.22	5/9/21
	—	25,000	(14)	3.47	11/29/21
	90,000	91,000

Keith S. Kendrick	80,000	—		7.80	12/29/12
	30,000	—		4.73	12/29/12
	37,590	—		5.22	12/29/12
	147,590	—

(a)	Vesting schedules of the unexercisable option awards are set forth below. Vesting may be accelerated under certain circumstances described in Potential Payments upon Termination or Change of Control.
Name	Footnote reference	Vesting date	Number vesting
Alex P. Hart	(1)	8,333 shares per month from 10/16/12 through 8/16/14	191,667

	(2)	11/30/12	25,000
		2,083 shares per month from 12/30/12 through 11/30/16	75,000

Jeffrey W. Hodges	(3)	5,208 shares per month from 10/13/12 through 6/13/15	171,875

	(4)	11/30/12	6,250
		521 shares per month from 12/30/12 through 11/30/16	18,750

Sandip Mohapatra	(5)	2/08/13	20,000
		2/08/14	20,000
		2/08/15	20,000

	(6)	2,083 shares per month from 10/10/12 through 5/10/15	66,667

	(7)	11/30/12	6,250
		521 shares per month from 12/30/12 through 11/30/16	18,750

Atul Garg	(8)	11/01/12	50,000
		11/01/13	50,000
		11/01/14	50,000

	(9)	11/30/12	6,250
		521 shares per month from 12/30/12 through 11/30/16	18,750

Keith S. Omsberg	(10)	10/1/12	6,000

Name	Footnote reference	Vesting date	Number vesting
	(11)	12/10/12	4,000
	(12)	12/4/12	3,000
		12/4/13	3,000
	(13)	1,563 shares per month from 10/10/12 through 11/30/16	50,000
	(14)	11/30/12	6,250
		521 shares per month from 12/30/12 through 11/30/16	18,650

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
This section provides information regarding payments and benefits to the named executive officers that would be triggered by termination of the officer's employment (including voluntary termination, involuntary termination, resignation for good reason and termination due to death or disability) or a change of control of OPAY.
Some key terms in our employment agreements with our named executive officers are "cause" and "good reason."  Summaries of these definitions, which are qualified by reference to the full definitions and related provisions in the employment agreements, are as follows:
Under the employment agreements in place with Messrs. Hart, Hodges, and Mohapatra at the end of fiscal 2012, cause is defined generally as the employee's:
•	fraud;
•	material misrepresentation;
•	theft or embezzlement of our assets;
•	conviction, or pleas of guilty or nolo contendere to any felony (or felony charge reduced to a misdemeanor), or, with respect to the employee's employment, certain misdemeanors;
•	material failure to follow OPAY's policies;
•	material breach of certain provisions of the agreement; and/or
•	continued failure to attempt in good faith to perform duties as reasonably assigned by the Board.
Under our employment agreements in place with Mr. Garg and Mr. Omsberg at the end of fiscal 2012, cause means a finding by OPAY of:
•	a conviction of the employee of, or a plea of guilty or nolo contendere by the named executive officer to, any felony;
•	an intentional violation by the employee of federal or state securities laws;
•	willful misconduct or gross negligence by the employee that has or is reasonably likely to have a material adverse effect on OPAY;
•	a failure of the employee to perform his reasonably assigned duties for OPAY that has or is reasonably likely to have a material adverse effect on OPAY;
•	a material violation by the employee of any material provision of our Business Code of Conduct or any other applicable policies in place;

•	a violation by the named executive officer of any provision of his Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement with us; or
•	fraud, embezzlement, theft or dishonesty by the employee against us.
Under the employment agreements with Messrs. Hart, Hodges, Mohapatra, and Garg at the end of fiscal 2012, good reason generally means, without the employee's prior written consent, a material diminution in his authority, duties or responsibilities (subject to certain exceptions), certain breaches by OPAY of any material provision of his employment agreement, or OPAY's requiring him to perform his principal services primarily in a geographic area more than 50 miles from our headquarters.
Under these employment agreement with Mr. Omsberg, good reason means, without the employee's prior written consent, the occurrence of any of the following:
•	any reduction in the employee's base salary;
•	any material diminution of the employee's duties, responsibilities, powers or authorities;
•	any relocation of his principal place of employment by more than fifty (50) miles or requirement that the employee relocate his principal place of resident by more than fifty (50) miles; or
•	a material breach by us of any material provision of the employment agreement.
Under our corporate policy, all employees, including our named executive officers, are entitled to payments for base salary and payout of any accrued personal time off, or PTO, accrued through the termination date, but not yet paid.
Potential Payments Due under our Employment Agreement with our Chief Executive Officer
On August 10, 2010, we entered into an employment agreement with our Chief Executive Officer, Alex P. Hart. Pursuant to the terms of this agreement, as amended on August 13, 2010, Mr. Hart is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of OPAY, generally payable in equal installments in accordance with our standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Hart, that Mr. Hart delivers a general release of claims which must become irrevocable within 60 days of the date of the event. The following table describes the maximum potential payments that would have been due to Mr. Hart as of September 30, 2012, upon designated situations outlined in his employment agreement.
Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(2)	Involuntary not for cause termination(3)	Voluntary termination with good reason(3)	Change of control(4)
Salary	$15,385	$15,385	$15,385	$415,385	$415,385	$815,385
Bonus	—	—	—	—	—	600,000
Health benefits	—	—	—	16,138	16,138	16,138
Perquisites	—	—	—	—	—	—
Accrued PTO	16,460	16,460	16,460	16,460	16,460	16,460
Total company obligation	31,845	31,845	31,845	447,983	447,983	1,447,983
Stock options (5)	—	—	—	—	—	146,000
Total benefit to employee	$31,845	$31,845	$31,845	$447,983	$447,983	$1,593,983
(1)	Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2012 and personal time off accrued through September 30, 2012.

(2)	Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2012, and personal time off accrued through September 30, 2012
(3)
Amounts reflect maximum salary earned but not paid prior to September 30, 2012, one year's base salary, twelve months' continuation of health benefits and personal time off accrued through September 30, 2012.

(4)
Amounts shown are payable in the event of a termination of Mr. Hart's employment by OPAY without cause, or a resignation by Mr. Hart for good reason, within one year after a change of control, and reflect maximum salary earned but not yet paid through September 30, 2012, two times the annual base salary and target non-equity incentive plan compensation, twelve months' continuation of health benefits and personal time off accrued through September 30, 2012.  In addition, Mr. Hart is entitled to immediate vesting of any options that would have vested on or before the first anniversary of the date of employment termination.

(5)
The amount represents the value of in-the-money options that would vest through September 30, 2012 at a closing price of $4.93 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Chief Financial Officer
On May 23, 2011, we entered into an employment agreement with our Chief Financial Officer, Jeffrey W. Hodges.  Pursuant to the terms of this agreement, Mr. Hodges is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of OPAY, generally payable in equal installments in accordance with our standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Hodges, that Mr. Hodges delivers a separation agreement and general release of claims which must become irrevocable within 60 days (or such earlier date as the release provides) of the date of the event.  The following table describes the maximum potential payments that would have been due to Mr. Hodges as of September 30, 2012, upon designated situations outlined in his employment agreement.
Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(2)	Involuntary not for cause termination(3)	Voluntary termination with good reason (3)	Change of control(4)
Salary	$10,577	$10,577	$10,577	$285,577	$285,577	$423,077
Bonus	—	—	—	—	—	206,250
Health benefits	—	—	—	16,138	16,138	24,339
Perquisites	—	—	—	—	—	—
Accrued PTO	25,770	25,770	25,770	25,770	25,770	25,770
Total company obligation	36,347	36,347	36,347	327,485	327,485	679,436
Stock options (5)	20,313	20,313	20,313	20,313	20,313	101,500
Total benefit to employee	$56,660	$56,660	$56,660	$347,798	$347,798	$780,936
(1)	Amounts reflect maximum salary earned but not paid through September 30, 2012 and personal time off accrued through September 30, 2012.
(2)	Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2012 and personal time off accrued through September 30, 2012.
(3)
Amounts reflect maximum salary earned but not paid prior to September 30, 2012, one year's base salary, twelve months' continuation of health benefits and personal time off accrued through September 30, 2012.

(4)
Amounts shown are payable in the event of a termination of Mr. Hodges' employment by OPAY without cause, or a resignation by Mr. Hodges for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2012, 1.5 times base salary and target bonus, immediate vesting of any stock options, eighteen months' continuation of health benefits and personal time off accrued through September 30, 2012.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2012 at a closing price of $4.93 less the cost to the employee to exercise the options at their exercise price.

Potential Payments Due under our Employment Agreement with our Chief Technology Officer
On May 26, 2011, we entered into an employment agreement with our Chief Technology Officer, Sandip Mohapatra, which replaced our prior agreement with Mr. Mohapatra.  Pursuant to the terms of the May 26, 2011 agreement, Mr. Mohapatra is entitled to certain compensation and benefits upon termination of his employment and/or a change of control of OPAY, generally payable in equal installments in accordance with our standard payroll practices and provided, in the case of a termination without cause or a voluntary termination for good reason by Mr. Mohapatra, that Mr. Mohapatra delivers a separation agreement and general release of claims which must become irrevocable within 60 days (or such earlier date as the release provides) of the date of the event.  The following table describes the maximum potential payments that would have been due to Mr. Mohapatra as of September 30, 2012, upon designated situations outlined in his employment agreement.
Benefits and payments upon termination	Voluntary termination(1)	Involuntary for cause termination(1)	Death or disability(2)	Involuntary not for cause termination(3)	Voluntary termination with good reason (3)	Change of control(4)
Salary	$9,038	$9,038	$9,038	$126,538	$126,538	$244,038
Bonus	—	—	—	—	—	—
Health benefits	—	—	—	7,936	7,936	16,138
Perquisites	—	—	—	—	—	—
Accrued PTO	27,115	27,115	27,115	27,115	27,115	27,115
Total company obligation	36,153	36,153	36,153	161,589	161,589	287,291
Stock options (5)	—	—	—	—	—	36,500
Total benefit to employee	$36,153	$36,153	$36,153	$161,589	$161,589	$323,791
(1)	Amounts reflect maximum salary earned but not paid through September 30, 2012 and personal time off accrued through September 30, 2012.
(2)	Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2012 and personal time off accrued through September 30, 2012.
(3)
Amounts reflect maximum salary earned but not paid prior to September 30, 2012, six months base salary, six months' continuation of health benefits and personal time off accrued through September 30, 2012.

(4)
Amounts shown are payable in the event of a termination of Mr. Mohapatra's employment by OPAY without cause, or a resignation by Mr. Mohapatra for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2012, one times annual base salary, immediate vesting of any stock options that would have vested within the next twelve months, twelve months' continuation of health benefits and personal time off accrued through September 30, 2012.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2012 at a closing price of $4.93 less the cost to the employee to exercise the options at their exercise price.
Potential Payments Due under our Employment Agreement with our Senior Vice President, Corporate Development
On October 19, 2010, we entered into an employment agreement with our Senior Vice President, Corporate Development, Atul Garg.  Pursuant to the terms of this agreement, as amended on December 20, 2011, Mr. Garg is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Garg, Mr. Garg signs a separation agreement and release.  The following table describes the maximum potential payments that would have been due to Mr. Garg as of September 30, 2012, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Death or disability (2)	Involuntary not for cause termination (3)	Voluntary termination with good reason (3)	Change of control (4)
Salary	$8,654	$8,654	$121,154	$121,154	$121,154	$233,654
Bonus	—	—	—	—	—	—
Health benefits	—	—	7,936	7,936	7,936	16,138
Perquisites	—	—	—	—	—	—
Accrued PTO	24,014	24,014	24,014	24,014	24,014	24,014
Total company obligation	32,668	32,668	153,104	153,104	153,104	273,806
Stock options(5)	—	—	—	—	—	36,500
Total benefit to employee	$32,668	$32,668	$153,104	$153,104	$153,104	$310,306
(1)	Amounts reflect maximum salary earned but not paid through September 30, 2012 and personal time off accrued through September 30, 2012.
(2)	Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2012, six months' continuation of health benefits, and personal time off accrued through September 30, 2012.
(3)
Amounts reflect maximum salary earned but not paid prior to September 30, 2012, one-half times annual base salary, six months' continuation of health benefits and personal time off accrued through September 30, 2012.

(4)
Amounts shown are payable in the event of a termination of Mr. Garg's employment by OPAY without cause, or a resignation by Mr. Garg for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2012, one times base salary, immediate vesting of any stock options that would have vested within the next twelve months, twelve months' continuation of health benefits and personal time off accrued through September 30, 2012.

(5)	The amount represents the value of vested, in-the-money options as of September 30, 2012 at a closing price of $4.93 less the cost to the employee to exercise the options at their exercise price.
On December 12, 2012, we entered into a letter agreement with Mr. Garg, our Senior Vice President, Corporate Development.  The letter agreement amended Mr. Garg's employment agreement dated December 21, 2011.  Pursuant to the letter agreement, Mr. Garg's termination benefits were increased so that, if the company terminates Mr. Garg without cause following a change in control of the company, the company will be required to pay COBRA premiums for Mr. Garg and any covered beneficiary eligible for COBRA during the twelve months following Mr. Garg's termination, unless the company's providing payments for COBRA will violate the nondiscrimination requirements of applicable law.

Potential Payments Due under our Employment Agreement with our Vice President, General Counsel and Corporate Secretary
On January 9, 2008 we entered into an employment agreement with our Vice President, General Counsel and Corporate Secretary, Keith Omsberg.  Pursuant to the terms of this agreement as amended November 3, 2010 and May 4, 2012, Mr. Omsberg is entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as is required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Omsberg, Mr. Omsberg signs a separation agreement and release.  The following table describes the maximum potential payments that would have been due to Mr. Omsberg as of September 30, 2012, upon designated situations outlined in his employment agreement.

Benefits and payments upon termination	Voluntary termination (1)	Involuntary for cause termination (1)	Death or disability (2)	Involuntary not for cause termination (3)	Voluntary termination with good reason (3)	Change of control (4)
Salary	$8,462	$8,462	$228,462	$228,462	$228,462	$448,462
Bonus	—	—	—	—	—	137,867
Health benefits	—	—	16,138	16,138	16,138	24,339
Perquisites	—	—	—	—	—	—
Accrued PTO	24,699	24,699	24,699	24,699	24,699	24,699
Total company obligation	33,161	33,161	269,299	269,299	269,299	635,367
Stock options	6,120	6,120	6,120	6,120	6,120	46,700
Total benefit to employee (5)	$39,281	$39,281	$275,419	$275,419	$275,419	$682,067
(1)	Amounts reflect maximum salary earned but not paid through September 30, 2012 and personal time off accrued through September 30, 2012.
(2)
Amounts reflect maximum salary earned but not paid prior to date as of September 30, 2012, one times annual base salary, twelve months' continuation of health benefits, and personal time off accrued through September 30, 2012.

(3)
Amounts reflect maximum salary earned but not paid prior to September 30, 2012, one times annual base salary, twelve months' continuation of health benefits and personal time off accrued through September 30, 2012.

(4)	Amounts shown are payable in the event of a termination of Mr. Omsberg's employment by OPAY without cause, or a resignation by Mr. Omsberg for good reason, within one year after a change of control, and reflect maximum salary earned but not paid through September 30, 2012, two times (a) base salary and (b) bonus equal to the average annual bonus paid to Mr. Omsberg (or for the most recent year, accrued for Mr. Omsberg) for the previous three years, immediate vesting of any stock options, eighteen months' continuation of health benefits and personal time off accrued through September 30, 2012.
(5)	The amount represents the value of vested, in-the-money options as of September 30, 2012 at a closing price of $4.93 less the cost to the employee to exercise the options at their exercise price.
Payments in connection with the termination of the employment of our former Senior Vice President, Strategic Marketing
On June 30, 2008, we entered into an employment agreement with Keith S. Kendrick.  Mr. Kendrick served as our Senior Vice President, Strategic Marketing, through August 1, 2012 and was an employee of the company through September 30, 2012.  Pursuant to the terms of his employment agreement, Mr. Kendrick was entitled to certain compensation and benefits, payable in a lump sum (with the exception of health benefits, which would be reimbursed monthly) within 30 days of the applicable event (or such later date as was required for compliance with tax laws governing deferred compensation) and provided in the case of a termination other than for death, disability, or cause or a voluntary termination by Mr. Kendrick, Mr. Kendrick signed a separation agreement and release.
Pursuant to Mr. Kendrick's separation agreement with us, Mr. Kendrick's cessation of employment with the company was characterized as a termination without cause.  In consideration for Mr. Kendrick's execution of his separation agreement and a release of claims, the company agreed to pay to Mr. Kendrick, on April 1, 2013, a lump-sum payment of $265,000, less applicable taxes and withholdings, which amount is equivalent to one times Mr. Kendrick's base salary rate upon his separation from the company, and agreed to pay the premium for twelve months' continuation of health benefits for Mr. Kendrick and his covered dependents following his separation from the company.
DIRECTOR COMPENSATION
The Governance and Nominating Committee of the Board determines the compensation of our non-employee Board members.  The committee is composed entirely of directors who are "independent" under applicable Nasdaq rules.  Compensation is generally reviewed annually, and more frequently when the Governance and Nominating Committee deems necessary In addition to the results of peer group studies, prior annual retainers and per-meeting fees are taken into account to determine overall compensation.
The following table describes the compensation program for our non-employee directors:
Pay component	Fiscal 2012
Board retainer (payable quarterly in arrears)	$20,000

Board member fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Committee chair retainer (payable quarterly in arrears)
Audit committee	5,000
All other committees	2,500

Committee meeting fee (per meeting)
In-person meeting	1,000
Telephonic meeting	500

Lead director/ Chairman retainer (payable quarterly in arrears)	5,000
In addition, we reimburse our Board members for reasonable expenses, including travel related expenses, incurred to attend Board and/or committee meetings.
For fiscal year 2012, our Board members (other than Mr. Hart) were granted 9,000 restricted stock units in connection with the annual stockholder meeting.  These restricted stock units are payable in cash and vest in full one year from the date of grant, subject to full vesting in the event of a change of control.  The vesting and payout provisions of the restricted stock units under the circumstances described below are as follows:
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
Fiscal 2012 Director Compensation
For our fiscal year ended September 30, 2012, our directors were compensated in the manner described above.  The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2012.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Total ($)
Charles W. Berger	$32,500	$42,660	$75,160

Morgan P. Guenther (Chair of Governance and Nominating Committee)	42,000	42,660	84,660

James C. Hale (Co-Chair of the Audit Committee through February 2012; and Chair of the Audit Committee beginning March 2012)	39,000	42,660	81,660

Philip G. Heasley (Chairman of the Board ; Chair of the Compensation Committee through February 2012; and Chair of the Audit Committee through February 2012; Chair of the Capital Planning Committee through March 2012) (2)	53,750	42,660	96,410

David A. Poe (Chair of the Data Security Committee)	38,500	42,660	81,160

Zachary F. Sadek (Chair of the Compensation Committee beginning March 2012)	38,750	42,660	81,410

Katherine A. Schipper (Chair Capital Review Committee through March 2012) (3)	35,000	42,660	77,660
(1)
The amounts reflect the aggregate grant date fair value of restricted stock units awarded to each member elected to the Board of Directors at the 2012 annual meeting.  In accordance with ASC 718 the amount is calculated as shares awarded (9,000) multiplied by the closing price of OPAY common stock on April 13, 2012 (the date of award).

(2)	The Capital Planning Committee was dissolved in March 2012.
(3)	The Capital Review Committee was dissolved in March 2012.
The following table shows the aggregate number of stock awards and option awards outstanding at the end of fiscal year 2012 for each director:
Name	Stock Awards Outstanding	Options Outstanding
Charles W. Berger	9,000	65,000
Morgan P. Guenther	9,000	130,000
James C. Hale	9,000	—
Philip G. Heasley	9,000	10,002
David A. Poe	9,000	6,668
Zachary F. Sadek	9,000	—
Katherine A. Schipper	9,000	—

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this annual report on Form 10-K as amended, and in the proxy statement for our 2013 annual meeting.
The foregoing report is given by the members of the Compensation Committee: Zachary F. Sadek (Chair); Morgan P. Guenther, James C. Hale, and Philip G. Heasley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During fiscal 2012, the members of the Compensation Committee were Messrs. Guenther, Hale, Heasley, and Sadek, none of whom was a current or former officer or employee of OPAY and none of whom had any related person transaction involving OPAY.  No interlocking relationships exist between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other entity.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP
Directors and Executive Officers
The following table sets forth certain information regarding the ownership of our common stock as of January 18, 2013 by: (i) each director and director nominee; (ii) each of our named executive officers for fiscal year 2012 as identified in Item 11 above; and (iii) all executive officers and directors as a group.  Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.
	Common stock beneficially owned
Name of beneficial owner(1)	Total number of shares		Percent of class(2)
Alex P. Hart	289,583	(3)	1.7%
Charles W. Berger	75,100	(4)	*
Morgan P. Guenther	136,250	(5)	*
James C. Hale	14,000	(6)	*
Philip G. Heasley	21,102	(7)	*
David A. Poe	21,668	(8)	*
Zachary F. Sadek	1,799,321	(9)	10.8%
Katharine A. Schipper	—		*
Jeffrey W. Hodges	117,188	(10)	*
Sandip Mohapatra	93,647	(11)	*
Atul Garg	107,813	(12)	*
Keith S. Omsberg	120,188	(3)	*
Keith S. Kendrick	—		*

All directors and executive officers as a group (12 persons)	2,855,860	(13)	16.1%

*Less than 1%

(1)	Address: 3550 Engineering Drive, Norcross, Georgia 30092, unless otherwise specified.
(2)	The percentages shown are based on 16,712,279 shares of common stock outstanding as of January 18, 2013.
(3)	Consists entirely of shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(4)	Includes 60,000 shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(5)	Includes 120,000 shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(6)	Consists entirely of shares owned.
(7)	Includes 10,002 shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(8)	Includes 6,668 shares issuable upon the exercise of options exercisable on or before March 18, 2013
(9)
Address: c/o PCP Managers LLC, One Federal Street, Boston, Massachusetts 02110. Based solely on information contained in a Schedule 13D/A filed with the SEC on January 15, 2010 by Giant Investment, LLC, ("Giant"); Parthenon Investors II, L.P. ("Parthenon"); PCap Partners II, LLC ("PCap Partners"); PCap II, LLC ("PCap II"); John C. Rutherford; and Ernest K. Jacquet (collectively, the "Parthenon Group"). Parthenon is a managing member of Giant, PCap Partners is a general partner of Parthenon, and PCap II is a managing member of PCap Partners.  Giant directly beneficially owns 1,799,321 shares of common stock. As parents of Giant, Parthenon, PCap Partners and PCap II may be deemed to beneficially own their proportional interest in the shares of common stock directly and beneficially owned by Giant, comprising 1,748,401 shares of common stock. John C. Rutherford and Ernest K. Jacquet are control persons of various entities indirectly investing in Giant and may be deemed to beneficially own a proportional interest in the shares of common stock owned by Giant, comprising 1,799,321 shares of common stock.  In addition, Exhibit 99.2 to a Schedule 13D/A filed by the Parthenon Group on January 6, 2009 indicated that Mr. Sadek, as a Vice President of PCap Managers LLC, an affiliate of Giant, may be deemed to indirectly beneficially own all of the shares directly beneficially owned by Giant, but that Mr. Sadek disclaims any such beneficial ownership.

(10)	Consists entirely of shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(11)	Includes 91,564 shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(12)	Includes 107,813 shares issuable upon the exercise of options exercisable on or before March 18, 2013.
(13)	Includes 678,673 shares issuable upon the exercise of options exercisable on or before March 18, 2013.
Significant Stockholders
The following table lists certain persons known by OPAY to own beneficially more than five percent of OPAY's outstanding shares of common stock as of January 18, 2013.
	Common stock beneficially owned
Name of beneficial owner	Total number of shares	Percent of class(1)

Wells Fargo & Company (2)	2,503,481	15.0%
Giant Investment, LLC (3)	1,799,321	10.8%
Heartland Advisors, Inc. (4)	1,576,900	9.4%
Dimensional Fund Advisors LP (5)	1,305,508	7.8%
Kennedy Capital Management, Inc.(6)	848,343	5.1%
(1)	The percentages shown are based on 16,712,279 shares of common stock outstanding as of January 18, 2013.
(2)	Address: For Wells Fargo & Company, 420 Montgomery Street, San Francisco, California 94104; for Wells Capital Management Incorporated, 525 Market Street, 10th Floor, San Francisco, California 94105. Based solely on information contained in a Schedule 13G/A filed with the SEC on February 10, 2012 by Wells Fargo & Company and its subsidiary, Wells Capital Management Incorporated. This table reflects the shares of common stock owned by Wells Fargo & Company and Wells Capital Management Incorporated as of January 31, 2012.
(3)	Address: 265 Franklin Street, 18th Floor, Boston, Massachusetts 02110. Based solely on information contained in a Schedule 13D/A filed with the SEC on January 15, 2010 by Giant Investment, LLC, ("Giant"); Parthenon Investors II, L.P. ("Parthenon"); PCap Partners II, LLC ("PCap Partners"); PCap II, LLC ("PCap II"); John C. Rutherford; and Ernest K. Jacquet (collectively, the "Parthenon Group"). Parthenon is a managing member of Giant, PCap Partners is a general partner of Parthenon, and PCap II is a managing member of PCap Partners. Giant directly beneficially owns 1,799,321 shares of common stock. As parents of Giant, Parthenon, PCap Partners and PCap II may be deemed to beneficially own their proportional interest in the shares of common stock directly and beneficially owned by Giant, comprising 1,748,401 shares of common stock. John C. Rutherford and Ernest K. Jacquet are control persons of various entities indirectly investing in Giant and may be deemed to beneficially own a proportional interest in the shares of common stock owned by Giant, comprising 1,799,321 shares of common stock. In addition, Exhibit 99.2 to a Schedule 13D/A filed by the Parthenon Group on January 6, 2009 indicated that Mr. Sadek, who is a member of our Board of directors, may be deemed to indirectly beneficially own all of the shares directly beneficially owned by Giant due to his position as a Vice President of PCap Managers LLC, an affiliate of Giant, but that Mr. Sadek disclaims any such beneficial ownership.
(4)	Address: 789 North Water Street, Milwaukee, Wisconsin 53202. Based solely on information contained in a Schedule 13G/A filed with the SEC by Heartland Advisors, Inc. on February 10, 2012. This table reflects the shares of common stock that may be deemed beneficially owned by (1) Heartland Advisors, Inc., by virtue of its investment discretion and voting authority granted by certain clients, and (2) William J. Nasgovitz, by virtue of his control of Heartland Advisors, Inc., in each case as of December 31, 2010. Mr. Nasgovitz disclaims beneficial ownership of these shares.
(5)	Address: Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Based solely on information contained in a Schedule 13F filed with the SEC by Dimensional Fund Advisors LP ("Dimensional") on November 15, 2012. In its role as an investment advisor or manager to certain investment companies, trusts and accounts (the "Funds"), Dimensional possesses investment and/or voting power over the shares shown in the table above, and may be deemed to be the beneficial owner of such shares. However, all shares reported above are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares. This table reflects the shares of common stock deemed beneficially owned by Dimensional as of December 31, 2010.
(6)
Address: 10829 Olive Blvd., St. Louis, MO  63141.  Based solely on information contained in a Schedule 13G/A filed with the SEC by Kennedy Capital Management, Inc. (Kennedy) on February 14, 2012.  Kennedy has sole power to vote or to direct the vote of 826,210 shares and sole power to dispose or to direct the disposition of 848,343 shares.

Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plan as of September 30, 2012:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans:
Approved by security holders	2,810	$6.08	1,272
Not approved by security holders	350	4.78	—
Total	3,160	$5.94	1,272
Shares shown in the table above that were not approved by stockholders consist of shares issuable pursuant to a Nonstatutory Stock Option Agreement for Inducement Grant entered into between OPAY and Alex P. Hart, our President and CEO, and pursuant to a Nonstatutory Stock Option Agreement for Inducement Grant entered into between OPAY and Jeffrey W. Hodges, our CFO.  The agreement with Mr. Hart grants him an option to purchase 100,000 shares of our common stock at an exercise price of $5.06, the closing price of the common stock as of August 16, 2010, the date of grant.  The agreement with Mr. Hodges grants him an option to purchase 250,000 shares of our common stock at an exercise price of $4.67, the closing price of the common stock as of June 13, 2011, the date of grant.  These options were granted to Messrs. Hart and Hodges as a material inducement to their accepting employment with us, pursuant to an exemption from Nasdaq's stockholder approval requirements.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Related Person Transaction Policy

The Board has adopted a written policy and procedures for review, approval, and ratification of transactions involving OPAY and "related persons". Related persons include OPAY's executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons, and entities in which one of these persons has a direct or indirect material interest. The policy covers any related person transaction exceeding $50,000 in which a related person had or will have a direct or indirect material interest.
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

The Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in OPAY's best interests. The Committee may impose any conditions on the related person transaction that it deems appropriate.
Transactions not covered by Related Person Transaction Policy

Our Board has determined that specific types of interests and transactions identified in the policy do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of the policy, including:

•
interests arising solely from the related person's position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction with the Company and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction;

•	a transaction that is specifically contemplated by provisions of our charter or bylaws; and
•	transactions that do not constitute related person transactions pursuant to the instructions to the SEC's related person transaction disclosure rule.
Director Independence
Under Nasdaq rules, a director will only qualify as an "independent director" if, in the opinion of our Board, the person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board determined that each of its current directors other than Mr. Hart – that is, each of Charles W. Berger, Morgan P. Guenther, James C. Hale, Philip G. Heasley, David A. Poe, Zachary F. Sadek and Katherine A. Schipper– does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an "independent director" as defined under Rule 5605(a)(2) of the Nasdaq Stock Market LLC Listing Rules.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by McGladrey & Pullen LLP, or McGladrey, and Ernst & Young LLP, or E&Y, to us for the fiscal years ended September 30, 2012 and 2011 are set forth in the table below.  McGladrey was our principal accountant for the fiscal year ended September 30, 2011 and for a portion of the fiscal year ended September 30, 2012, until April 11, 2012, when we dismissed McGladrey and engaged E&Y as our principal accountant.

	E&Y		McGladrey
In thousands	2012	2011	2012	2011
Audit Fees(1)	$393	$—	$43	$479
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—
Total	$393	$—	$43	$479
(1)Represents fees for the audit of our financial statements, review of our quarterly financial statements, audit of our internal controls, and advice on accounting matters directly related to the audit and audit services provided in connection with other statutory and regulatory filings.

The Audit Committee has a policy requiring that it approve the scope, extent, and associated fees of any audit services provided by our independent registered public accounting firm and that it pre-approve all non-audit related services performed by the independent registered public accounting firm.  For the fiscal year ended September 30, 2012, the Audit Committee pre-approved 100% of the services performed by McGladrey and E&Y and did not rely on the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X under the Exchange Act.

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

10.1	Amended and Restated 1996 Equity Incentive Plan, dated January 28, 1999 (5)*
10.2	Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated 1996 Equity Incentive Plan (6)*
10.3	Form of Nonstatutory Stock Option Agreement under the Registrant's Amended and Restated 1996 Equity Incentive Plan (6)*
10.4	Amended and Restated 2004 Stock Incentive Plan (7)*
10.5	Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated 2004 Stock Incentive Plan (7)*
10.6	Form of Nonstatutory Stock Option Agreement under the Registrant's Amended and Restated 2004 Stock Incentive Plan (7)*
10.7	Form of Restricted Stock Agreement under the Registrant's Amended and Restated 2004 Stock Incentive Plan (7)*
10.8	Form of California Indemnification Agreement (8)
10.9	Form of Delaware Indemnification Agreement for officers (9)
10.10	Form of Delaware Indemnification Agreement for directors (9)
10.11	Official Payments Corporation 401(k) Plan, Summary Plan Description (8)*
10.12	Non-Statutory Stock Option Agreement between Official Payments Holdings, Inc. and Ronald L. Rossetti, dated July 26, 2006 (10)*
10.13	Option Grants awarded to Charles Berger, Morgan Guenther, and fifteen other employees, dated August 24, 2006 (11)*
10.14	Employment Agreement between Official Payments Holdings, Inc. and Keith Kendrick, dated June 30, 2008 (12)*
10.15	Official Payments Holdings, Inc. Executive Performance Stock Unit Plan (13)*
10.16	Employment Agreement between Official Payments Holdings, Inc. and Keith Omsberg, effective as of May 6, 2009 (14)*
10.17	Solicitation/Contract/Order for Commercial Items dated April 3, 2009 between the Internal Revenue Service and

Exhibit number	Exhibit description
Official Payments Corporation (15)
10.18	Amendment of Solicitation/Modification of Contract No. 0001 dated October 30, 2009 between the Internal Revenue Service and Official Payments Corporation (15)
10.19	Amendment of Solicitation/Modification of Contract No. 0002 dated January 4, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.20	Amendment of Solicitation/Modification of Contract No. 0003 dated March 29, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.21	Amendment of Solicitation/Modification of Contract No. 0004 dated March 30, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.22	Amendment of Solicitation/Modification of Contract No. 0005 dated April 15, 2010 between the Internal Revenue Service and Official Payments Corporation (15)
10.23	Deed of Lease agreement between Official Payments Holdings, Inc. and Sunrise Campus Investors, LLC, dated December 9, 2009. (16)
10.24	Employment Agreement between Official Payments Holdings, Inc. and Alex P. Hart, dated August 10, 2010 (17)
10.25	First amendment to Employment Agreement between Official Payments Holdings, Inc and Alex P. Hart, dated August 13, 2010 (18)
10.26	Severance Agreement and Release of Claims dated August 17, 2010 between Nina Vellayan and Official Payments Holdings, Inc. (19)
10.27	Amendment of Solicitation/Modification of Contract No. 0006 dated July 12, 2010 between the Internal Revenue Service and Official Payments Corporation (20)
10.28	Letter of amendment to Employment Agreement dated November 3, 2010, between Keith Omsberg and Official Payments Holdings, Inc. (21)*
10.29	Employment Agreement between Official Payments Holdings, Inc. and Atul Garg, dated December 21, 2011 (21) *
10.30	Nonstatutory Stock Option Agreement for Inducement Grant between Official Payments Holdings, Inc. and Alex P. Hart (21) *
10.31	Incentive and Nonstatutory Stock Option Agreement between Official Payments Holdings, Inc. and Alex P. Hart (21) *
10.32	Amendment of Solicitation/Modification of Contract No. 0007 dated December 30, 2010 between the Internal Revenue Service and Official Payments Corporation (22)
10.33	Separation Agreement and Release effective as of the Separation Date (defined therein) between Official Payments Holdings, Inc. and Ronald L. Rossetti (23)
10.34	Agreement dated February 19, 2011 among Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue, Michael R. Murphy and the Company (24)
10.35	Severance Agreement and Release of Claims dated March 4, 2011 between Ronald W. Johnston and the Company (25)
10.36	Amendment of Solicitation/Modification of Contract No. 0008 dated March 9, 2011 between the Internal Revenue Service and Official Payments Corporation (26)
10.37	Amendment of Solicitation/Modification of Contract No. 0009 dated April 6, 2011 between the Internal Revenue Service and Official Payments Corporation (26)
10.38	Employment Agreement dated December 13, 2010 between Official Payments Holdings, Inc. and Sandip Mohapatra (26)*

Exhibit number	Exhibit description
10.39	Management Incentive Plan for fiscal year 2011 (27)*
10.40	Employment Agreement dated as of May 24, 2011 between Official Payments Holdings, Inc. and Jeffrey W. Hodges (28)*
10.41	Nonstatutory Stock Option Agreement for Inducement Grant dated as of June 13, 2011 between Official Payments Holdings, Inc. and Jeffrey W. Hodges (29)*
10.42	Employment Agreement dated as of May 26, 2011 between Official Payments Holdings, Inc. and Sandip Mohapatra (29)*
10.43	Change in Control Equity Vesting Acceleration Plan (30)*
10.44	Sublease Agreement between Fair Isaac Corporation and Official Payments Holdings, Inc., dated September 16, 2011 (31)
10.45	Management Incentive Plan for fiscal year 2012 (32)*
10.46	Form of Incentive and Nonstatutory Stock Option Agreement under Official Payments Holdings, Inc.'s Amended and Restated 2004 Stock Incentive Plan (33)*
10.47	Employment Agreement dated May 4, 2012 between Official Payments Holdings, Inc. and Keith Omsberg (34)*
10.48	Letter Agreement effective as of August 31, 2012 between Official Payments Holdings, Inc. and Keith Kendrick (35)*
10.49	Management Incentive Plan for fiscal year 2013
10.50	Letter Agreement dated December 12, 2012 between Official Payments Holdings, Inc. and Atul Garg
16.1	Letter from McGladrey LLP dated April 16, 2012 (36)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of McGladrey LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **

Exhibit number	Exhibit description
101.DEF	XBRL Taxonomy Definition Linkbase Document **
101.LAB	XBRL Taxonomy Label Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
† Filed as an exhibit to this report
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

OFFICIAL PAYMENTS HOLDINGS, INC.
Dated: January 28, 2013	By:	/s/ ALEX P. HART Alex P. Hart President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
Signature	Title	Date

/s/ ALEX P. HART Alex P. Hart	President, Chief Executive Officer (principal executive officer)	January 28, 2013
/s/ JEFF HODGES Jeff Hodges	Chief Financial Officer (principal financial officer and principal accounting officer)	January 28, 2013
/s/ CHARLES W. BERGER Charles W. Berger	Director	January 28, 2013
/s/ MORGAN P. GUENTHER Morgan P. Guenther	Director	January 28, 2013
/s/ JAMES C. HALE James C. Hale	Director	January 28, 2013
/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	January 28, 2013
/s/ DAVID A. POE David A. Poe	Director	January 28, 2013
/s/ ZACHARY F. SADEK Zachary F. Sadek	Director	January 28, 2013
/s/ KATHERINE A. SCHIPPER Katherine A. Schipper	Director	January 28, 2013