Form 10-Q
period 2012-12-31
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2013-02-07
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
At January 31, 2013 there were 16,716,029 shares of the Registrant's Common Stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the company's future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  The company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: intense competition in the marketplace; our ability to increase Payment Solutions revenues and reduce operating costs, including discount fees; our ability to execute on our sales, marketing and product development strategy and expand our business including introduction of new services, products, and product enhancements into the marketplace; completion of our infrastructure upgrade and timely consolidation of our payment platforms; maintaining secure systems and protecting against security breaches, loss of privacy/data, and fraud; unanticipated claims as a result of the failure of software providers, processors, vendors, or subcontractors to satisfactorily perform and complete engagements; the renewal, extension or early termination of Client contracts or projects; and compliance with government regulations and the impact of regulatory requirements.   For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 25 of this report.
FREQUENTLY USED TERMS
In this Quarterly Report on Form 10-Q, we use the terms "Official Payments," "the Company," "we," "our," and "us" to refer to Official Payments Holdings, Inc. and its subsidiary, Official Payments Corporation. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. We use the term "Client" to refer to the various legal entities with whom we contract to provide our payment solutions. "Customers" or "Constituents" refer to consumers who utilize our payment services to pay amounts due to our Clients.
i

Official Payments Holdings, Inc.
PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$53,291	$39,071
Accounts receivable, net	5,680	5,304
Settlements receivable	21,878	15,291
Prepaid expenses and other current assets	1,726	1,692
Total current assets	82,575	61,358

Property, equipment and software, net	17,730	17,368
Goodwill	17,642	17,582
Other intangible assets, net	954	1,107
Other assets	466	509
Total assets	$119,367	$97,924

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$76	$74
Settlements payable	38,423	17,019
Accrued compensation liabilities	2,530	6,373
Accrued discount fees	8,793	5,616
Other accrued liabilities	2,871	2,201
Deferred income	298	284
Total current liabilities	52,991	31,567
Other liabilities:
Deferred rent	57	67
Other liabilities	1,051	1,103
Total other liabilities	1,108	1,170
Total liabilities	54,099	32,737

Contingencies and commitments

Shareholders' equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,885 and 20,817; shares outstanding: 16,710 and 16,642	196,035	195,126
Treasury stock—at cost, 4,175 shares	(31,383)	(31,383)
Accumulated deficit	(99,384)	(98,556)
Total shareholders' equity	65,268	65,187
Total liabilities and shareholders' equity	$119,367	$97,924

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2012	2011
Revenues	$33,416	$34,837

Costs and expenses:
Direct costs	23,501	23,876
General and administrative	6,810	9,186
Selling and marketing	2,140	1,508
Depreciation and amortization	1,799	1,903
Total costs and expenses	34,250	36,473
Loss from continuing operations before other income and income taxes	(834)	(1,636)

Other (expense) income:
Interest (expense) income, net	(1)	1
Total other (expense) income	(1)	1

Loss from continuing operations before income taxes	(835)	(1,635)
Income tax benefit	7	—

Loss from continuing operations	(828)	(1,635)
Loss from discontinued operations, net	—	(8)

Net loss	$(828)	$(1,643)

Loss per share—Basic and diluted:
From continuing operations	$(0.05)	$(0.10)
From discontinued operations	—	—
Loss per share—Basic and diluted	$(0.05)	$(0.10)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,649	16,642

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended December 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(828)	$(1,643)
Less: loss from discontinued operations, net	—	(8)
Loss from continuing operations, net	(828)	(1,635)
Non-cash items included in net loss:
Restructuring costs	—	1,196
Depreciation and amortization	1,799	1,903
Deferred rent	(10)	(1)
Share-based compensation	568	467
Net effect of changes in assets and liabilities:
Accounts receivable, net	(376)	(1,073)
Settlement processing assets and payables, net	14,817	5,551
Prepaid expenses and other assets	350	192
Accounts payable and accrued liabilities	11	1,947
Other long term liabilities	14	79
Deferred income	(51)	(71)
Cash provided by operating activities from continuing operations	16,294	8,555
Cash used in operating activities from discontinued operations	—	(8)
Cash provided by operating activities	16,294	8,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized internally developed software	(1,272)	(600)
Purchase of equipment and software	(736)	(818)
Earn out payments—ChoicePay	(60)	(30)
Cash used in investing activities	(2,068)	(1,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations and other financing arrangements	(6)	(8)
Cash used in financing activities	(6)	(8)
Net increase in cash and cash equivalents	14,220	7,091
Cash and cash equivalents at beginning of period	39,071	39,760
Cash and cash equivalents at end of period	$53,291	$46,851

Official Payments Holdings, Inc.

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Three months ended December 31,
(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes paid, net	28	—

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
For additional information about our Payment Solutions and VSA operations, see Note 10—Segment Information.
BASIS OF PRESENTATION
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended.  They are unaudited and exclude certain disclosures required for annual financial statements.  We believe we have made all necessary adjustments so that our Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature.
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
FASB ASU 2011-08.  In September 2011, the FASB issued FASB ASU 2011-08, which allows entities testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  We adopted this ASU effective October 1, 2012.  We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

Official Payments Holdings, Inc.
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
FASB ASU 2012-02.  In July 2012 the FASB issued FASB ASU 2012-02 regarding the testing of indefinite-lived intangible assets for impairment.  An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance.  This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  While we have not completed our annual or interim impairment tests to date in fiscal 2013, we do not believe the adoption of this standard will have any impact on our financial statements or results of operations.
NOTE 3—INVESTMENTS
At December 31, 2012 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets and consist of money market funds.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.
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
The following table presents the fair value hierarchy for our financial assets, comprised of money market investments, measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012.

Official Payments Holdings, Inc.
Fair value measurements as of December 31, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,259	$—	$—	$8,259

Fair value measurements as of September 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	8,256	—	—	8,256
The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, settlements receivable, accounts payable, settlements payable, and accrued liabilities, approximate fair value due to their short maturities.
NOTE 5—CLIENT CONCENTRATION AND RISK
We derive a significant portion of our revenue from a limited number of government Clients.  Typically, our contracts with these Clients allow them to terminate all or part of the contract for convenience or cause.  We have one Client, the Internal Revenue Service, or IRS, which is the source of more than 10% of our revenues from Payment Solutions operations.
The following table shows the revenues specific to our contract with the IRS:
	Three months ended December 31,
(in thousands, except percentages)	2012	2011
Revenue	$4,392	$4,379
Percentage of Payment Solutions revenue	13.2%	12.8%
Accounts receivable, net.  We reported $5.7 million and $5.3 million in Accounts receivable, net on our Consolidated Balance Sheets for December 31, 2012 and September 30, 2012, respectively.  This balance represents the receivables from our Clients and other parties that we expect to receive.  Approximately 2.8% and 3.1% of the balances reported at December 31, 2012 and September 30, 2012, respectively, represent accounts receivable, net that is attributable to operations that we intend to wind down during fiscal 2013 and fiscal 2014.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions Clients.  None of our Clients have receivables that exceed 10% of our total receivable balance.  As of December 31, 2012 and September 30, 2012, Accounts receivable, net included an allowance for uncollectible accounts of $0.2 million and $0.2 million, respectively, representing the balance of receivables for which we believe collectability is not reasonably assured.
Settlements receivable.  As of December 31, 2012 and September 30, 2012, we reported $21.9 million and $15.3 million, respectively, in Settlements receivable on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various Clients using credit or debit cards or via ACH payments.  We record a receivable for the amount due from the credit or debit card company or bank, and a corresponding payable to the Client.  Once we receive confirmation the funds have been received, we settle the obligation to the Client.  See Note 8—Contingencies and Commitments for information about the settlements payable to our Clients.
NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Official Payments Holdings, Inc.
GOODWILL
As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific Client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition.  The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2012:
(in thousands)	Payment Solutions	VSA	Discontinued Operations	Total
Goodwill	$17,582	$—	$23,041	$40,623
Accumulated impairment loss	—	—	(23,041)	(23,041)
Balance at September 30, 2012	17,582	—	—	17,582
ChoicePay, Inc. earn-out payments	60	—	—	60
Goodwill	17,642	—	23,041	40,683
Accumulated impairment loss	—	—	(23,041)	(23,041)
Balance at December 31, 2012	$17,642	$—	$—	$17,642
We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we would evaluate goodwill for impairment between annual tests.  No such events occurred during the three months ended December 31, 2012.
OTHER INTANGIBLE ASSETS, NET
All of our other intangible assets are finite lived and included in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the three months ended December 31, 2012.  The following table summarizes Other intangible assets, net, for our Continuing Operations:
		December 31, 2012			September 30, 2012
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-15 years	$26,059	$(25,414)	$645	$26,059	$(25,362)	$697
Technology and research and development	5 years	1,842	(1,576)	266	1,842	(1,488)	354
Trademarks	6-10 years	3,463	(3,420)	43	3,463	(3,407)	56
Other intangible assets, net		$31,364	$(30,410)	$954	$31,364	$(30,257)	$1,107
During the three months ended December 31, 2012 and 2011, we recognized $0.2 million and $0.9 million, respectively, of amortization expense on our other intangible assets.
NOTE 7—INCOME TAXES
Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

Official Payments Holdings, Inc.
	Three months ended December 31,
(in thousands)	2012	2011
Current income tax (benefit) provision:
State	$(7)	$—
Federal	—	—
Total (benefit) provision for income taxes	$(7)	$—
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
LIABILITIES FOR UNRECOGNIZED TAX BENEFITS
We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate.  In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense.  As of December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.  We file tax returns with the IRS and in various states in which the statute of limitations extend to the tax year ended September 30, 2007 in certain jurisdictions.  As of December 31, 2012, we were not engaged in a federal audit.
As of December 31, 2012, we had no unrecognized tax benefits.
NOTE 8—CONTINGENCIES AND COMMITMENTS
LEGAL ISSUES
From time to time during the normal course of business, we are a party to litigation and/or other claims.  At December 31, 2012, none of these matters was expected to have a material impact on our financial position, results of operations or cash flows.  At December 31, 2012 and September 30, 2012, we had legal accruals of $0.5 million and $0.5 million, respectively, based upon estimates of certain key legal matters.
SETTLEMENTS PAYABLE
Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utilities, higher education, and public sector Clients.  As individuals and businesses settle their obligations to our various Clients, we generate a receivable from the credit or debit card company and a payable to the Client.    Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the Client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $38.4 million and $17.0 million, respectively, of settlements payable at December 31, 2012 and September 30, 2012.
CREDIT RISK
We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis.  At December 31, 2012, our investments were comprised of money market funds.  Our investments, and cash and cash equivalents approximate fair value.

Official Payments Holdings, Inc.
PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS
Pursuant to the terms of money transmitter licenses we hold with individual states, we are required to provide guarantee payment bonds from a licensed surety.  At December 31, 2012, we had $13.5 million of bonds posted in connection with state money transmitter licenses.  There were no claims pending against any of these bonds.
Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our Clients.  Fees for obtaining the bonds are expensed over the life of each bond.  At December 31, 2012, we had $4.1 million of bonds posted with Clients.  There were no claims pending against any of these bonds.
In February 2009, we completed the sale of our Unemployment Insurance, or UI, business as part of our divestment of several business units.  Our sale of the UI business was completed pursuant to an Asset Purchase Agreement dated February 6, 2009 and included the State of Indiana Unemployment Insurance contract as an asset.  We retain certain contractual liabilities in connection with completion of the project, and we continue as the indemnitor under a $2.4 million performance bond on the continuing contract with the State of Indiana.  Both the State and the prime contractor under the State of Indiana Unemployment Insurance contract have asserted that we breached that contract by transferring it without their consent.  In 2009, as part of a contractually required mediation we offered a $420,000 contribution towards project completion; however the matter was not resolved.  An additional mediation is scheduled to take place in February 2013.  We anticipate the performance bond remaining in place until final resolution of the matter.
Amounts accrued for such contingencies are included in other accrued liabilities within our consolidated balance sheets.
EMPLOYMENT AGREEMENTS
As of December 31, 2012, we had employment and change of control agreements with several key employees.  If certain termination or change of control events were to occur under these contracts as of December 31, 2012, we would have been required to pay up to $5.0 million.
OPERATING AND CAPITAL LEASE OBLIGATIONS
As of December 31, 2012, our principal lease commitments consisted of obligations outstanding under operating leases. We lease most of our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K for the year ended September 30, 2012.
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

Official Payments Holdings, Inc.
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
The following table summarizes restructuring liabilities activity associated with Continuing Operations for the three months ended December 31, 2012:
(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2012	$—	$—	$1,219	$1,219
Cash payments	—	—	(71)	(71)

Balance at December 31, 2012	$—	$—	$1,148	$1,148
NOTE 10—SEGMENT INFORMATION
Our business consists of two reportable segments:   Payment Solutions and Voice Systems Automation, or VSA.  The following table presents the results of operations for our Payment Solutions operations and our VSA operations for the three months ended December 31, 2012 and 2011.
(in thousands)	Payment Solutions	VSA	Total
Three months ended December 31, 2012:
Revenues	$33,282	$134	$33,416
Costs and expenses:
Direct costs	23,453	48	23,501
General and administrative	6,802	8	6,810
Selling and marketing	2,140	—	2,140
Depreciation and amortization	1,799	—	1,799
Total costs and expenses	34,194	56	34,250
(Loss) income from continuing operations before other income and income taxes	(912)	78	(834)
Other expense:
Interest expense	(1)	—	(1)
Total other expense	(1)	—	(1)
(Loss) income from continuing operations before taxes	(913)	78	(835)
Income tax benefit	7	—	7
(Loss) income from continuing operations	$(906)	$78	$(828)

Official Payments Holdings, Inc.
(in thousands)	Payment Solutions	VSA	Total
Three months ended December 31, 2011:
Revenues	$34,302	$535	$34,837
Costs and expenses:
Direct costs	23,784	92	23,876
General and administrative	9,056	130	9,186
Selling and marketing	1,508	—	1,508
Depreciation and amortization	1,903	—	1,903
Total costs and expenses	36,251	222	36,473
(Loss) income from continuing operations before other income and income taxes	(1,949)	313	(1,636)
Other income:
Interest income	1	—	1
Total other income	1	—	1
(Loss) income from continuing operations before taxes	(1,948)	313	(1,635)
Income tax benefit	—	—	—
(Loss) income from continuing operations	$(1,948)	$313	$(1,635)

Our total assets for each of these businesses are shown in the following table:
(in thousands)	December 31, 2012	September 30, 2012
Continuing operations:
Payment Solutions	$119,205	$97,756
VSA	162	168
Total assets	$119,367	$97,924
NOTE 11—SHARE-BASED PAYMENT
Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan.  The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options.  Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At December 31, 2012, there were 1,070,638 shares of common stock available for future issuance under the Plan.
STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN
The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 347,500 options from the Plan during the three months ended December 31, 2012.

Official Payments Holdings, Inc.

	Three months ended December 31,
	2012	2011
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	0.62%	0.96%
Volatility	48.10%	48.69%
Dividend yield	—	—
Weighted-average fair value of options granted	$2.14	$1.49
Weighted-average intrinsic value of options exercised (in thousands)	32	—
Expected volatilities are based on historical volatility of our stock.  In addition, we used historical data to estimate option exercise and employee termination within the valuation model.
STOCK OPTIONS
Stock option activity for all option grants for the three months ended December 31, 2012 is as follows:
		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at September 30, 2012	3,160	$5.94
Granted	348	5.22
Exercised	(68)	5.02		$32
Forfeitures or expirations	(146)	8.80
Options outstanding at December 31, 2012	3,294	$5.75	7.56 years	$1,988
Options vested and expected to vest at December 31, 2012	2,857	$5.87	7.43 years	$1,677
Options exercisable at December 31, 2012	1,595	$6.70	6.33 years	$631
Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.6 million for the three months ended December 31, 2012 and $0.3 million for the three months ended December 31, 2011.  In the three months ending December 31, 2012, former employees exercised 67,950 options for an aggregate purchase price of $341,000.  The funds related to this exercise were received in January 2013.  At December 31, 2012 this exercise was reflected in prepaid expenses and other current assets in the accompanying financial statements.
As of December 31, 2012, a total of $2.8 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.7 year weighted-average period.
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
The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

Official Payments Holdings, Inc.
(in thousands)	2012 annual meeting
Expense recognized for the quarter ended December 31, 2012	$109
Expense recognized through December 31, 2012	252
Estimated expense to be recognized through vesting date	(a)
a.Liability awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter. We are unable to estimate the expense expected to be recognized for these awards.

NOTE 12—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:
	Three months ended December 31,
(in thousands, except per share data)	2012	2011
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(828)	$(1,635)
Discontinued operations, net of income taxes	—	(8)
Net loss	$(828)	$(1,643)
Denominator:
Weighted-average common shares outstanding	16,649	16,642
Effects of dilutive common stock options	—	—
Adjusted weighted-average shares	16,649	16,642
Loss per basic and diluted share
From continuing operations	$(0.05)	$(0.10)
From discontinued operations	—	—
Loss per basic and diluted share	$(0.05)	$(0.10)
The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:
	Three months ended December 31,
(in thousands)	2012	2011
Weighted-average options excluded from computation of diluted loss per share	1,082	2,909
Due to net losses from Continuing Operations, we have excluded an additional 87,877 shares at December 31, 2012 of common stock equivalents from the calculation of diluted loss per share since their effect would have been anti-dilutive.  There were no common stock equivalents that were dilutive at December 31, 2011.

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
SUMMARY OF OPERATING RESULTS
The following table provides a summary of our operating results by segment for the quarter ended December 31, 2012, for our Payment Solutions operations, our VSA operations and Discontinued Operations:
	Three months ended December 31, 2012
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share
Continuing Operations:
Payment Solutions	$(906)	$(0.05)
VSA	78	—
Total Continuing Operations	$(828)	$(0.05)

Total Discontinued Operations	$—	$—

Net loss	$(828)	$(0.05)
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

Official Payments Holdings, Inc.
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
RESULTS OF OPERATIONS
The following table provides an overview of our results of operations for the three months ended December 31, 2012 and 2011:
	Three months ended,		Variance
	December 31,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	$	%
Revenues	$33,416	$34,837	$(1,421)	(4.1)%
Costs and expenses	34,250	36,473	(2,223)	(6.1)%
Loss from continuing operations before other income and income taxes	(834)	(1,636)	802	49.0%
Other (expense) income	(1)	1	(2)	(200.0)%
Loss from continuing operations before income taxes	(835)	(1,635)	800	48.9%
Income tax benefit	7	—	7	100.0%
Loss from continuing operations	(828)	(1,635)	807	49.4%
Loss from discontinued operations, net	—	(8)	8	nm
Net loss	$(828)	$(1,643)	$815	49.6%
nm not meaningful
The following sections describe the reasons for key variances in the results that we are reporting for Continuing Operations.
CONTINUING OPERATIONS
The Continuing Operations section of our Consolidated Statements of Operations includes the results of operations of our Payment Solutions business and our VSA operations.
Revenues (Continuing Operations)
The following table compares the revenues generated by our Continuing Operations during the three months ended December 31, 2012 and 2011:
	Three months ended December 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Revenues
Payment Solutions	$33,282	$34,302	$(1,020)	(3.0)%
VSA	134	535	(401)	(75.0)%
Total	$33,416	$34,837	$1,421	(4.1)%
The following sections discuss the key factors that caused the changes in our Revenues from Continuing Operations.

Official Payments Holdings, Inc.
Payment Solutions Revenues:  Our core business consists of Payment Solutions that we offer to a variety of federal, state and local governments, utility companies, higher education institutions, and charitable organizations.  Our Clients utilize our services to provide electronic payment alternatives to their Customers or Constituents.  Examples of payment transactions made utilizing our services include federal and state income taxes, real property taxes, tuition payments, court and other fines, utility and other payment obligations and charitable donations.  In the quarter ended December 31, 2012, we processed approximately 4.7 million transactions, representing approximately $2.7 billion in payment volume.
We offer our Clients two primary pricing options: service fees paid by the Customer, and absorbed fees paid by the Client.  These fees are generally calculated as a percentage of the underlying transaction, but may also be expressed as a fixed fee in some cases.  Payment Solutions revenue is comprised primarily of such fees, which we refer to collectively as transaction fees.
Payment Solutions generated $33.3 million of revenue during the three months ended December 31, 2012, a $1.0 million, or 3.0%, decrease over the three months ended December 31, 2011.  During the three months ended December 31, 2012, we processed 6% fewer transactions than we did in the same period last year, while total dollars processed increased 7%.  We are continuing to see increases in the average size of the payments we process.  However, during the quarter ended December 31, 2012, we also saw a shift in the mix of payment types, towards ACH payments, many of which had a lower than average transaction fee than if payments had been made with a debit or credit card.  Additionally, we offered a fixed fee debit card transaction fee to certain Clients during the quarter, which resulted in lower revenues than we have experienced with these Clients in prior periods. Therefore the overall increase in dollars processed did not result in a corresponding increase in revenue during this quarter.
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
•
Our revenue from a transaction depends on whether we receive a flat fee or a fee based on a percentage of the transaction amount.  The type and amount of a fee depends on many competitive considerations, including regulations of payment networks, industry competition, and the level of service that we provide to each Client. If our revenue is equal to a percentage of the amount paid, then revenue will also be affected by all the factors that cause payment amounts to vary.

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
VSA Revenues:  During the three months ended December 31, 2012, our VSA operations generated $0.1 million in revenues, down $0.4 million from the three months ended December 31, 2011.  We expect to continue to see decreases in VSA revenues as we continue to complete and wind down existing maintenance projects over the next two years.

Official Payments Holdings, Inc.
Direct Costs (Continuing Operations)
Direct costs, which represent costs directly attributable to providing services to Clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees, assessments payable to banks and payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to VSA Clients.  The following table provides a year-over-year comparison of direct costs incurred by our Continuing Operations during the three months ended December 31, 2012 and 2011:
	Three months ended December 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Direct costs
Payment Solutions:
Discount fees	$21,947	$22,342	$(395)	(1.8)%
Other costs	1,506	1,442	64	4.4%
Total Payment Solutions	23,453	23,784	(331)	(1.4)%
VSA	48	92	(44)	(47.8)%
Total	$23,501	$23,876	$(375)	(1.6)%
The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.
Payment Solutions Direct Costs:  We experienced a decrease in our Payment Solutions direct costs of $0.3 million, or 1.4%, during the three months ended December 31, 2012 compared to the same period last year.  Discount fees decreased $0.4 million, or 1.8%, over the same period last year.  This decrease in discount fees is attributable to the reduction in transaction volume and the related revenue.  We continue to experience the benefits of the Durbin provisions of the Financial Reform Act.  Although it is difficult to predict the long-term impact of Durbin on the debit and credit card markets, we anticipate realizing benefits from it throughout the remainder of our fiscal year 2013.
VSA Direct Costs:  During the three months ended December 31, 2012, direct costs from our VSA operations decreased $44,000, or 47.8%, from the same period last year.  This decrease is consistent with the decrease in revenue volume we experienced as we continue to wind down these operations.
General and Administrative (Continuing Operations)
General and administrative (G&A) expenses consist primarily of: payroll and payroll-related costs for technology, product management, finance, accounting, legal and executive management; information systems; and outside services fees, including regulatory compliance, audits and other costs that we incur as a public company. Information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred by our Continuing Operations during the three months ended December 31, 2012 and 2011:
	Three months ended December 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
General and administrative
Payment Solutions	$6,802	$9,056	$(2,254)	(24.9)%
VSA	8	130	(122)	(93.8)%
Total	$6,810	$9,186	$(2,376)	(25.9)%
Payment Solutions General and Administrative:  During the three months ended December 31, 2012, Payment Solutions incurred $6.8 million of general and administrative expenses, a $2.3 million, or 24.9%, decrease over the same period last year.  This decrease is primarily attributable to the fact that there were no

Official Payments Holdings, Inc.
restructuring charges recorded during the three months ended December 31, 2012 as compared with the three months ended December 31, 2011, when we recorded a restructuring charge of $1.5 million related to the relocation of our principal executive offices from Reston, Virginia to Norcross, Georgia. Additionally, the expense recorded for our management incentive plan in the three months ended December 31, 2012 was $1.4 million lower than the same expense in the previous year due to the fact that such expense is tied directly to our financial operating results.  Offsetting these quarter over quarter reductions was a $0.7 million increase in compensation and contract labor costs, which are primarily associated with our platform consolidation efforts.
VSA General and Administrative:  During the three months ended December 31, 2012, general and administrative costs for VSA operations decreased $0.1 million compared to the same period last year.  This decrease was due to corporate allocations to this segment being lower as a result of its smaller contribution to the overall business as we continue to wind down these operations.
Selling and Marketing (Continuing Operations)
Selling and marketing expenses consist primarily of payroll and payroll-related costs for sales, large account management and marketing personnel, sales commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in connection with the April 15th federal income tax payment deadline.  The following table provides a year-over-year comparison of selling and marketing costs incurred in our Continuing Operations during the three months ended December 31, 2012 and 2011:
	Three months ended December 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Selling and marketing
Payment Solutions	$2,140	$1,508	$632	41.9%
VSA	—	—	—	—
Total	$2,140	$1,508	$632	41.9%

Payment Solutions Selling and Marketing:  During the three months ended December 31, 2012, Payment Solutions incurred $2.1 million of selling and marketing expenses, a $0.6 million, or 41.9%, increase over the same period last year.  We increased our advertising and co-marketing expenditures by $0.4 million during the three months ended December 31, 2012 as part of our efforts to increase penetration across our Client base and in anticipation of the 2013 IRS tax season.  In addition, sales commissions and travel costs were each higher by $0.1 million during the three months ended December 31, 2012 as compared with same period last year.
VSA Selling and Marketing:  As a result of our decision to not pursue new contracts within VSA, we did not incur any selling and marketing expenses during the three months ended December 31, 2012 or December 31, 2011.
Depreciation and Amortization (Continuing Operations)
Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to Client projects.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three months ended December 31, 2012 and 2011:

Official Payments Holdings, Inc.
	Three months ended December 31,		Variance
(in thousands, except percentages)	2012	2011	$	%
Depreciation and amortization
Payment Solutions	$1,799	$1,903	$(104)	5.5%
VSA	—	—	—	—
Total	$1,799	$1,903	$(104)	5.5%

Depreciation and amortization relating to Payment Solutions decreased during the three months ended December 31, 2012 by $0.1 million, or 5.5%.  Amortization expense was lower by $0.7 million as result of the full amortization of certain intangible assets, whereas depreciation expense was higher by $0.6 million as a result of placing our previously disclosed infrastructure upgrades into service.  We did not incur any amortization expense for our VSA operations for the three months ended December 31, 2012 or December 31, 2011.
Other Income (Continuing Operations)
Interest (expense) income, net:  Interest expense during the three months ended December 31, 2012 was $1,000 as compared with interest income of $1,000 for the three months ended December 31, 2011, an increase in cost of $2,000, attributable to continued low interest rates on our investment portfolio and increased interest costs from leased equipment.
Income Tax Provision (Continuing Operations)
During the three months ended December 31, 2012, we recorded an income tax benefit of $7,000, compared to a provision of zero dollars for the three months ended December 31, 2011.  The provision for income taxes represents state tax obligations incurred by our Payment Solutions operations.  Our Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.
Our acquired federal net operating loss carryforward is limited to $3.4 million per year pursuant to Internal Revenue Code Section 382, and approximately $11.2 million is still limited to this annual amount.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.
NON-GAAP FINANCIAL MEASURES
Payment Solutions net revenue and Adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. We define Payment Solutions net revenue as Payment Solutions gross revenue less Discount fees, which includes interchange fees and other processing-related dues, assessments and fees. Payment Solutions gross revenue is defined as revenue from continuing operations less non-Payment Solutions revenue. Adjusted EBITDA from continuing operations is equal to net income from continuing operations plus (a) interest income (expense) and other income(expense), net; (b) provision or benefit for income taxes; (c) depreciation and amortization; (d) share based compensation expense; and (e) restructuring charges. For a description of our use of Payment Solutions net revenue and Adjusted EBITDA from continuing operations and a reconciliation of these non-GAAP financial measures to their most comparable GAAP measures, see the discussion and related tables below.
We believe non-GAAP financial measures, such as Payment Solutions net revenue and Adjusted EBITDA from continuing operations are useful to an investor in evaluating our performance for the following reasons:

Official Payments Holdings, Inc.
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

•
Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past several years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

•
We recorded a restructuring charge in fiscal 2012 in conjunction with moving our corporate headquarters from Reston, Virginia to Norcross, GA.  Since we executed this move with the expectation of future benefits and do not anticipate a restructuring charge in the future we believe adjusting net income for this non-operational expense is useful to investors when evaluating the operating performance of our business.

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

We also use Adjusted EBITDA from continuing operations, together with other criteria, in our executive compensation program.
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

Official Payments Holdings, Inc.
The following table provides the reconciliation from Payment Solutions net revenue to the most comparable GAAP measure, revenue from continuing operations for the quarters ended December 31, 2012 and 2011:

	Net Revenue
	Three months ended December 31,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Revenue from continuing operations	$33,416	$34,837	$(1,421)	(4.1)%
Less:
Non-Payment Solutions revenue	134	535	(401)	(75.0)%
Payment Solutions gross revenue	33,282	34,302	(1,020)	(3.0)%
Less:
Payment Solutions Discount fees	21,948	22,342	(394)	(1.8)%
Payment Solutions net revenue	$11,334	$11,960	$(626)	(5.2)%
Payment Solutions net revenue decreased 5.2% to $11.3 million during the three months ended December 31, 2012 from $11.9 million during the three months ended December 31, 2011. As discussed above, under "Payment Solutions Revenue," in the quarter ended December 31, 2012, we saw a shift in the mix of payment types, toward ACH payments, many of which had a lower than average transaction fee than if such payments had been made with a debit or credit card.  Additionally, we offered a fixed fee debit card transaction fee to certain Clients during the quarter, which resulted in lower revenues than we have experienced with these Clients in prior periods. Therefore the increase in dollars processed did not result in a corresponding increase in revenue or net revenue during this quarter.
The following table provides the reconciliation from Adjusted EBITDA from continuing operations to the most comparable GAAP measure, Net loss from continuing operations for the quarters ended December 31, 2012 and 2011:

	Adjusted EBITDA from continuing operations
	Three months ended December 31,
(in thousands, except percentages)	2012	2011	Change ($)	Change (%)
Net loss from continuing operations	$(828)	$(1,635)	$807	49.4%
Adjustments:
Depreciation/amortization	1,799	1,903	(104)	(5.5)%
Stock-based compensation	677	467	210	45.0%
Restructuring charge	—	1,456	(1,456)	(100.0)%
Tax (benefit)	(7)	—	(7)	nm
Interest (income) expense, net	1	(1)	2	200.0%
Adjusted EBITDA from continuing operations	$1,642	$2,190	$(548)	(30.6)%
nm not meaningful
Adjusted EBITDA from continuing operations declined $0.5 million for the three months ended December 31, 2012 as compared with the same period last year.  The net loss from continuing operations for the three months ended December 31, 2012 decreased by $0.8 million versus the same period last year.  The year over year decline in net revenue was the primary cause of the decrease in Adjusted EBITDA.  The decrease in net revenue was offset by reductions in General and Administrative expenses as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2012 we had $53.3 million in cash, cash equivalents and marketable securities compared with $39.1 million at September 30, 2012.

Official Payments Holdings, Inc.
As discussed in Note 8—Contingencies and Commitments and Note 5—Customer Concentration and Risk our Consolidated Balance Sheets includes settlements payable and receivable.  We had $53.3 million in cash and cash equivalents at December 31, 2012.  We had $21.9 million of settlements receivable at December 31, 2012, which are generally collected within two business days of the fiscal quarter end as settlements from credit card companies and banks. We had $38.4 million of settlements payable and $8.8 million of accrued discount fees as of December 31, 2012 that we had not yet distributed to Clients due to the timing of bank transactions.  One of our large Clients temporarily suspended their settlement operations for the holidays on December 26th and therefore did not settle funds from December 26th through December 31st.  Additionally we processed significant property tax payments over the last few days of December which did not settle until the first few business days of January 2013.  As a result, we experienced significant increases in Cash, Settlements Receivable, and Settlements Payable in our December 31, 2012 balance sheet.  All of the increases we incurred at the end of December 2012 were settled in the first few business days of the following month.
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
Net Cash from Continuing Operations—Operating Activities.  During the three months ended December 31, 2012, our operating activities from Continuing Operations provided $16.3 million of cash.  This reflects a net loss of $0.8 million from Continuing Operations and $2.4 million of non-cash items.  During the three months ended December 31, 2012, $14.8 million of cash was provided by our settlement activities.  An increase in accounts receivable used $0.4 million of cash.
Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for the three months ended December 31, 2012 was $2.1 million for the purchase of equipment and software to support our Payment Solutions operations and additional goodwill related to the ChoicePay earn-out.
Net Cash from Continuing Operations—Financing Activities.  For the three months ended December 31, 2012 $6,000 of cash was used for capital lease obligations.
CONTRACTUAL OBLIGATIONS
During the three months ended December 31, 2012, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon our financial results.  We believe that of our accounting policies, the following estimates and assumptions, which require complex subjective judgments by management, could have a material impact on reported results:  collectability of receivables; share-based compensation; valuation of goodwill, intangibles and investments; contingent liabilities; and effective tax rates, deferred taxes and associated valuation allowances.  Actual results could differ materially from management's estimates.
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

Official Payments Holdings, Inc.
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
At December 31, 2012, the carrying value of goodwill was approximately $17.6 million.
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
If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At December 31, 2012, the carrying value of our intangible assets, excluding goodwill, was approximately $1.0 million. As a result of our fiscal 2012 impairment review, we concluded that none of these assets was impaired.
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
ITEM 4.  CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  The term "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded,

Official Payments Holdings, Inc.
processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1A.  RISK FACTORS
Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report, before making an investment decision with respect to our common stock.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.
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

Official Payments Holdings, Inc.
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
Our costs could increase as a result of changes to credit/debit card association rules or costs.  Fees associated with the use of credit and debit cards for payment transactions makes up a large portion of our revenue.  We are subject to the rules and regulations of the credit/debit card associations and payment processors that may be changed on short notice.  A change in these rules or change in pricing from card associations could result in an increase in our indirect and direct costs and expenses including cost of services, discount fees, interchange related costs, processor fees, and other transaction expenses.  Any such change in rules or increase in fees from card associations could have a material adverse effect on our pricing and results of operations, causing our stock price to decline.
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

Official Payments Holdings, Inc.
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
Our business is dependent on third party services.  Our services, systems, security, infrastructure and technology platforms are highly dependent on continuous, timely and accurate provision of third-party services, software, and hardware, including data transmission and telecommunications service providers, subcontractors, co-location facilities, network access providers, card companies, payment processors, banks, merchants and other suppliers.  We depend on two third party co-location facilities for our data servers and the physical security of our servers in Norcross, Georgia and San Jose, California.  We also rely on several payment processors and other payment transaction vendors who provide services critical to our payment systems. Our systems are periodically affected by third party supplier system outages that can result in degraded system functionality, restricted transaction capacity, lost transactions, limited processing speed, and system failure.   The occurrence of any of these events could cause a significant reduction in our ability to process transactions and a loss of revenue, which could have a material adverse effect on our business.
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

Official Payments Holdings, Inc.
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
We are subject to various laws, government regulations and industry requirements.  Our business is subject to numerous federal, state and local laws, government regulations, corporate governance standards, compliance controls, accounting standards, market listing requirements, licensing and bonding requirements and public disclosure requirements.  We are subject to the applicable rules of the credit/debit card associations, the NACHA, PCI-DSS, and other laws, standards and regulations specific to our payment processing services.  We are also subject to compliance with federal and state laws and licensing regulations as a money services business, as a licensed money transmitter, and under anti-money laundering laws including the USA Patriot Act.  We hold money transmitter licenses in 44 states, the District of Columbia and Puerto Rico and have one pending application for licensure.  As a licensed money transmitter, we are subject to bonding requirements, reporting requirements, and audits by state regulators.  We have entered into consent orders with six states, which included payment of a fine for unlicensed money transmitter activity prior to our submission of the money transmitter application.  In the future we may be subject to additional consent orders, money transmitter and money laundering regulations, and other related federal and state regulations and laws.  Additionally, we are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an effective anti-money laundering program including documented policies and procedures, designation of a compliance officer, independent review of the program and reporting of suspicious activities.  Non-compliance with any laws, rules, or regulations could force us to cease doing business in certain jurisdictions or change our business practices, or could subject us to liability, substantial penalties, or other criminal or civil sanctions.  Even if we are not forced to change our business practices, the complexity of compliance with these laws and regulations will continue to increase our cost of doing business.
We could suffer material losses and liability as a result of certain previously divested business projects and contracts.  In the past several years we divested certain business units including our FIDM, SSI, FMS, and Unemployment Insurance (UI) businesses.  We remain liable for certain obligations under some of the divested projects and their related contracts.  In February 2009, we sold our UI business that included the State of Indiana Unemployment Insurance contract.  We retain certain contractual liabilities in connection with completion of this contract, and we continue as the indemnitor under a $2.4 million performance bond on the continuing contract with the State of Indiana.  Both the State and the prime contractor under the State of Indiana Unemployment Insurance contract have asserted that we breached that contract by transferring it without their consent.  In 2009, as part of a contractually required mediation we offered a $420,000 contribution towards project completion; however

Official Payments Holdings, Inc.
the matter was not resolved.  An additional mediation is expected to take place in February 2013.  In the event of liability, we could be subject to material losses, damages, unanticipated expenses, costs of litigation, liquidated damages, and bond forfeiture.  Our insurance policy may not cover certain claims, and if coverage is available, the limits of coverage may not be adequate.
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

Official Payments Holdings, Inc.
ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Amendment of Solicitation/Modification of Contract No. [0010] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.2	Amendment of Solicitation/Modification of Contract No. [0011] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.3	Amendment of Solicitation/Modification of Contract No. [0012] dated May 15, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.4	Amendment of Solicitation/Modification of Contract No. [0013] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.5	Amendment of Solicitation/Modification of Contract No. [0014] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.6	Amendment of Solicitation/Modification of Contract No. [0015] dated December 18, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.7	Letter Agreement dated December 12, 2012 between Official Payments Holdings, Inc. and Atul Garg(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†    Filed herewith.
(1)    Filed as an exhibit to Form 10-K, filed December 14, 2012, and incorporated herein by reference.
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
Dated: February 7, 2013

	By:	/s/ Jeff Hodges
Jeff Hodges
Chief Financial Officer
(Principal Financial and Accounting Officer)

Official Payments Holdings, Inc.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment of Solicitation/Modification of Contract No. [0010] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.2	Amendment of Solicitation/Modification of Contract No. [0011] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.3	Amendment of Solicitation/Modification of Contract No. [0012] dated May 15, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.4	Amendment of Solicitation/Modification of Contract No. [0013] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.5	Amendment of Solicitation/Modification of Contract No. [0014] dated October 2, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.6	Amendment of Solicitation/Modification of Contract No. [0015] dated December 18, 2012 between the Internal Revenue Service and Official Payments Corporation†
10.7	Letter Agreement dated December 12, 2012 between Official Payments Holdings, Inc. and Atul Garg(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†    Filed herewith.
(1)    Filed as an exhibit to Form 10-K, filed December 14, 2012, and incorporated herein by reference.
*    XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration  statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of  Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.