Form 10-Q
period 2013-03-31
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2013-05-09
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 30, 2013 there were 16,724,477 shares of the Registrant's Common Stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the company’s future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “shows,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import.  The company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: intense competition in the marketplace; our ability to increase Payment Solutions revenues and reduce operating costs, including discount fees; our ability to execute on our sales, marketing and product development strategy and expand our business including introduction of new services, products, and product enhancements into the marketplace; timely consolidation of our payment platforms; maintaining secure systems and protecting against security breaches, loss of privacy/data, fraud; litigation; unanticipated claims as a result of the failure of software providers, processors, vendors, or subcontractors to satisfactorily perform and complete engagements; the renewal, extension or early termination of Client contracts or projects; and compliance with government regulations and the impact of regulatory requirements.   For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 29 of this report.
FREQUENTLY USED TERMS
In this Quarterly Report on Form 10-Q, we use the terms “Official Payments,” “the Company,” “we,” “our,” and “us” to refer to Official Payments Holdings, Inc. and its subsidiary, Official Payments Corporation. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. We use the term “Client” to refer to the various legal entities with whom we contract to provide our payment solutions. “Customers” or “Constituents” refer to consumers who utilize our payment services to pay amounts due to our Clients.
i

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)	Mar. 31, 2013	Sep. 30, 2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$41,575	$39,071
Accounts receivable, net	3,890	5,304
Settlements receivable, net	28,277	15,291
Prepaid expenses and other current assets	1,965	1,692
Total current assets	75,707	61,358

Property, equipment and software, net	18,766	17,368
Goodwill	17,642	17,582
Other intangible assets, net	792	1,107
Other assets	934	509
Total assets	$113,841	$97,924

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$16	$74
Settlements payable	34,948	17,019
Accrued compensation liabilities	3,579	6,373
Accrued discount fees	5,497	5,616
Other accrued liabilities	3,344	2,201
Deferred income	298	284
Total current liabilities	47,682	31,567
Other liabilities:
Deferred rent	9	67
Other liabilities	953	1,103
Total other liabilities	962	1,170
Total liabilities	48,644	32,737

Contingencies and commitments

Shareholders’ equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,898 and 20,817; shares outstanding: 16,722 and 16,642	196,371	195,126
Treasury stock—at cost, 4,175 shares	(31,383)	(31,383)
Accumulated deficit	(99,791)	(98,556)
Total shareholders’ equity	65,197	65,187
Total liabilities and shareholders’ equity	$113,841	$97,924

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues	$32,714	$32,820	$66,130	$67,657

Costs and expenses:
Direct costs	22,030	22,900	45,531	46,775
General and administrative	6,997	7,309	13,807	16,495
Selling and marketing	2,114	2,152	4,254	3,660
Depreciation and amortization	1,924	1,867	3,723	3,770
Total costs and expenses	33,065	34,228	67,315	70,700
Loss from continuing operations before other income and income taxes	(351)	(1,408)	(1,185)	(3,043)

Other (expense) income:
Interest (expense) income, net	(1)	—	(2)	1
Total other income	(1)	—	(2)	1

Loss from continuing operations before income taxes	(352)	(1,408)	(1,187)	(3,042)
Income tax provision	9	—	2	—

Loss from continuing operations	(361)	(1,408)	(1,189)	(3,042)
Loss from discontinued operations, net	(46)	(3)	(46)	(12)

Net loss	$(407)	$(1,411)	$(1,235)	$(3,054)

(Loss) gain per share—Basic and diluted:
From continuing operations	$(0.02)	$(0.08)	$(0.07)	$(0.18)
From discontinued operations	—	—	—	—
(Loss) gain per share—Basic and diluted	$(0.02)	$(0.08)	$(0.07)	$(0.18)

Weighted average common shares used in computing:
Basic and diluted loss per share	16,716	16,642	16,682	16,642

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,235)	$(3,054)
Less: Gain from discontinued operations, net	(46)	(12)
Loss from continuing operations, net	(1,189)	(3,042)
Non-cash items included in net loss:
Restructuring costs	—	962
Depreciation and amortization	3,723	3,770
Deferred rent	(21)	21
Share-based compensation	843	680
Net effect of changes in assets and liabilities:
Accounts receivable, net	1,414	(135)
Settlement processing assets and obligations, net	4,943	1,167
Prepaid expenses and other assets	(146)	(225)
Accounts payable and accrued liabilities	(2,400)	(1,521)
Other long term liabilities	(147)	70
Deferred income	14	(33)
Cash provided by operating activities from continuing operations	7,034	1,714
Cash used in operating activities from discontinued operations	(46)	(12)
Cash provided by operating activities	6,988	1,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized internally developed software	(3,924)	(1,192)
Purchase of equipment and software	(890)	(982)
ChoicePay acquisition	(60)	(61)
Cash (used in) provided by investing activities	(4,874)	(2,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	402	—
Capital lease obligations and other financing arrangements	(12)	(17)
Cash provided by (used in) financing activities	390	(17)
Net increase (decrease) in cash and cash equivalents	2,504	(550)
Cash and cash equivalents at beginning of period	39,071	39,760
Cash and cash equivalents at end of period	$41,575	$39,210

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Six months ended March 31,
(in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42	$1
Income taxes paid, net	$—	$—

See Notes to Consolidated Financial Statements

Official Payments Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Official Payments Holdings, Inc., or Official Payments (formerly known as Tier Technologies, Inc.) primarily provides electronic payment solutions (“Payment Solutions”), which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We provide payment solutions to the following types of Clients:

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

FASB ASU 2011-11 and ASU 2013-01. In December 2011, the FASB issued FASB ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning October 2013. In January 2013, the FASB issued Accounting Standards Update 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. As we are not party to any derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and lending transactions we do not expect the adoption of these standards will have a material impact on the presentation of or disclosures within our financial statements.

FASB ASU 2012-02.  In July 2012 the FASB issued FASB ASU 2012-02 regarding the testing of indefinite-lived intangible assets for impairment.  Under this accounting standard, an entity will have an option to forego the annual calculation of the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance.  This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We do not believe the adoption of this standard will have any impact on our financial statements or results of operations.

NOTE 3—INVESTMENTS

At March 31, 2013 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets and consist of money market funds.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.

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

Official Payments Holdings, Inc.

The following table presents the fair value hierarchy for our financial assets, comprised of money market investments, measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012:

Fair value measurements as of March 31, 2013

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,260	—	—	$8,260

Fair value measurements as of September 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	8,256	—	—	8,256

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short term nature of the assets.
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

The following table shows the revenues specific to our contract with the IRS:

	Six months ended March 31,
(in thousands, except percentages)	2013	2012
Revenue	$10,607	$8,779
Percentage of Payment Solutions revenue	16.1%	13.0%

Accounts receivable, net.  We reported $3.9 million and $5.3 million in Accounts receivable, net on our Consolidated Balance Sheets for March 31, 2013 and September 30, 2012, respectively. This item represents the receivables from our Clients that we expect to receive.  Approximately 7.4% and 3.1% of the balances reported at March 31, 2013 and September 30, 2012, respectively, represent Accounts receivable, net that is attributable to operations that we intend to wind down during fiscal year 2013 and fiscal 2014.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions Clients. None of our Clients have receivables that exceed 10% of our total receivable balance. As of March 31, 2013 and September 30, 2012, Accounts receivable, net included an allowance for uncollectible accounts of $0.2 million and $0.2 million, respectively, representing the balance of receivables for which we believe collectability is not reasonably assured.

Settlements receivable  As of March 31, 2013 and September 30, 2012, we reported $28.3 million and $15.3 million, respectively, in Settlements receivable on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various Clients using credit or debit cards or via ACH payments.  We record a receivable for the amount due from the credit or debit card company or bank, and a corresponding payable to the Client.  Once we receive confirmation the funds have been received, we settle the obligation to the Client. See Note 8—Contingencies and Commitments for information about the settlements payable to our Clients.

Official Payments Holdings, Inc.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

As a result of our acquisition of substantially all of the assets of ChoicePay, Inc. in January 2009, ChoicePay, Inc. has the potential to receive an earn out of up to $2.0 million through December 31, 2013, based upon a percentage of the gross profits generated by specific Client contracts.  Any earn out is recorded as additional goodwill associated with the asset acquisition. The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2013:

(in thousands)	Payment Solutions	VSA	Discontinued Operations	Total
Goodwill	$17,582	$—	$23,041	$40,623
Accumulated impairment loss	0	—	(23,041)	(23,041)
Balance at September 30, 2012	17,582	—	0	17,582
ChoicePay, Inc. earn-out payments	60	—	0	60
Goodwill	17,642	—	23,041	40,683
Accumulated impairment loss	0	—	(23,041)	(23,041)
Balance at March 31, 2013	$17,642	$—	$0	$17,642

We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we evaluate goodwill for impairment between annual tests.  No such events occurred during the six months ended March 31, 2013.

OTHER INTANGIBLE ASSETS, NET

All of our other intangible assets are finite lived and amortization related to these assets are reported in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the six months ended March 31, 2013. The following table summarizes Other intangible assets, net, for our Continuing Operations:

		March 31, 2013			September 30, 2012
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-15 years	$26,059	$(25,472)	$587	$26,059	$(25,362)	$697
Technology and research and development	5 years	1,842	(1,665)	177	1,842	(1,488)	354
Trademarks	6-10 years	3,463	(3,435)	28	3,463	(3,407)	56
Other intangible assets, net		$31,364	$(30,572)	$792	$31,364	$(30,257)	$1,107

During the three months ended March 31, 2013 and March 31, 2012, we recognized $0.2 million and $0.9 million of amortization expense on our other intangible assets, respectively.  During the six months ended March 31, 2013 and March 31, 2012, we recognized $0.3 million and $1.7 million of amortization expense on our other intangible assets, respectively.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

Official Payments Holdings, Inc.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2013	2012	2013	2012
Current income tax provision:
State	$9	$—	$2	$—
Federal	—	—	—	—
Total provision for income taxes	$9	$—	$2	$—

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

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate. In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense. As of March 31, 2013, we had no accrued interest or penalties related to uncertain tax positions. We file tax returns with the IRS and in various states in which the statute of limitations extend to the tax year ended September 30, 2007 in certain jurisdictions.  As of March 31, 2013, we were not engaged in a federal audit.

As of March 31, 2013, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business.

In March 2013 a complaint was filed by Haverstick Incorporated against Official Payments in the US District Court in the Southern District of Indiana.  The lawsuit arises out of a 2005 system implementation project for the State of Indiana unemployment insurance system, or Indiana UI Project.  Haverstick, the prime contractor, alleges Official Payments (which was then operating under the name Tier Technologies, Inc.), a subcontractor, breached its subcontract by assigning the subcontract to a third party without Haverstick’s consent and also alleges that Official Payments failed to perform the services contemplated by the subcontract.  The complaint alleges damages of approximately $8.7 million and seeks recovery of these damages plus attorney fees, interest and costs.

At both March 31, 2013 and September 30, 2012, we had legal accruals of $0.5 million in connection with our legal matters.  The Company intends to file a response to the complaint and vigorously contest the lawsuit.  Due to the preliminary stage of this matter, the fact that discovery has not commenced, and the uncertainty inherent in the overall litigation process, the amount or range of reasonably possible loss, if any, is not reasonably estimable above the amount recorded.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utilities, higher education, and public sector Clients.  As individuals and businesses settle their obligations to our various Clients, we generate a receivable from the credit or debit card company and a payable to the Client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the Client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $34,948 million and $17,019 million, respectively, of settlements payable at March 31, 2013 and September 30, 2012.

Official Payments Holdings, Inc.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis. At March 31, 2013, our investments were comprised of money market funds. Our investments, and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we hold with individual states, we are required to provide guarantee payment bonds from a licensed surety. At March 31, 2013, we had $14.3 million of bonds posted in connection with state money transmitter licenses. There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our clients. Fees for obtaining the bonds are expensed over the life of each bond. At March 31, 2013, we had $4.1 million of bonds posted with clients inclusive of a $2.4 million performance bond with the State of Indiana related to the Indiana UI Project. There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of March 31, 2013, we had employment and change of control agreements with several key employees. If certain termination or change of control events were to occur under these contracts as of March 31, 2013, we would have been required to pay up to $5.0 million.

OPERATING AND CAPITAL LEASE OBLIGATIONS

As of March 31, 2013, our principal lease commitments consisted of obligations outstanding under operating leases. We lease most of our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in our financial statements for the year ended September 30, 2012.

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

NOTE 9—RESTRUCTURING

During the quarter ended December 31, 2011, we moved our principal executive offices from Reston, Virginia to Norcross, Georgia to reduce general and administrative costs and take advantage of the electronic payments industry employee resources in the Atlanta area. We incurred total expenses of approximately $1.6 million, including $0.1 million of employee relocation cost and $1.5 million of facilities related restructuring cost during the year ended September 30, 2012. We have vacated and sublet our Reston, Virginia facility as of December 31, 2011. In connection with vacating and subletting our Reston, Virginia facility in December 2011 we wrote off certain balances associated with our original lease agreement including net leasehold improvements of $1.0 million, and deferred rent. We also recorded an obligation for the remaining lease payments less expected sublease income. Our Reston, Virginia facility lease ends in April 2018. For fiscal 2012 we received $0.2 million in sublease payments. We expect to receive $3.1 million in future sublease payments over the remaining terms of the subleases. The restructuring charge is recorded in General and administrative expense in the accompanying Consolidated Statements of Operations and is presented within the Payment Solutions reporting segment.

Official Payments Holdings, Inc.

The following table summarizes restructuring liabilities activity associated with Continuing Operations for the six months ended March 31, 2013:

(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2012	$—	$—	$1,219	$1,219
Cash payments	—	—	(162)	(162)

Balance at March 31, 2013	$—	$—	$1,057	$1,057

NOTE 10—SEGMENT INFORMATION

Our business consists of two reportable segments: Payment Solutions and Voice Systems Automation, or VSA.  The following tables present the results of operations for our Payment Solutions operations and our VSA operations for the three and six months ended March 31, 2013 and 2012:

(in thousands)	Payment Solutions	VSA	Total
Three months ended March 31, 2013:
Revenues	$32,535	$179	$32,714
Costs and expenses:
Direct costs	21,980	50	22,030
General and administrative	6,985	12	6,997
Selling and marketing	2,114	—	2,114
Depreciation and amortization	1,924	—	1,924
Total costs and expenses	33,003	62	33,065
Loss from continuing operations before other income and income taxes	(468)	117	(351)
Other income:
Interest expense, net	(1)	—	(1)
Total other income	(1)	—	(1)
Loss from continuing operations before taxes	(469)	117	(352)
Income tax provision	9	—	9
Loss from continuing operations	$(478)	$117	$(361)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Three months ended March 31, 2012:
Revenues	$32,470	$350	$32,820
Costs and expenses:
Direct costs	22,539	361	22,900
General and administrative	7,266	43	7,309
Selling and marketing	2,152	—	2,152
Depreciation and amortization	1,867	—	1,867
Total costs and expenses	33,824	404	34,228
Loss from continuing operations before other income and income taxes	(1,354)	(54)	(1,408)
Other income:
Interest income, net	—	—	—
Total other income	—	—	—
Loss from continuing operations before taxes	(1,354)	(54)	(1,408)
Income tax provision	—	—	—
Loss from continuing operations	$(1,354)	$(54)	$(1,408)

(in thousands)	Payment Solutions	VSA	Total
Six months ended March 31, 2013:
Revenues	$65,817	$313	$66,130
Costs and expenses:
Direct costs	45,433	98	45,531
General and administrative	13,787	20	13,807
Selling and marketing	4,254	—	4,254
Depreciation and amortization	3,723	—	3,723
Total costs and expenses	67,197	118	67,315
(Loss) income from continuing operations before other income and income taxes	(1,380)	195	(1,185)
Other expense:
Interest expense, net	(2)	—	(2)
Total other expense	(2)	—	(2)
(Loss) income from continuing operations before taxes	(1,382)	195	(1,187)
Income tax provision	2	—	2
(Loss) income from continuing operations	$(1,384)	$195	$(1,189)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Six months ended March 31, 2012:
Revenues	$66,772	$885	$67,657
Costs and expenses:
Direct costs	46,323	452	46,775
General and administrative	16,322	173	16,495
Selling and marketing	3,660	—	3,660
Depreciation and amortization	3,770	—	3,770
Total costs and expenses	70,075	625	70,700
(Loss) income from continuing operations before other income and income taxes	(3,303)	260	(3,043)
Other income:
Interest income, net	1	—	1
Total other income	1	—	1
(Loss) income from continuing operations before taxes	(3,302)	260	(3,042)
Income tax provision	—	—	—
(Loss) income from continuing operations	$(3,302)	$260	$(3,042)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	March 31, 2013	September 30, 2012
Continuing operations:
Payment Solutions	$113,570	$97,756
VSA	271	168
Total assets	$113,841	$97,924

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan. The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options. Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At March 31, 2013, there were 1,105,323 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted 15,400 options from the Plan during the three months ended March 31, 2013 and during the six months ended March 31, 2013, we granted 362,900 options from the Plan.

Official Payments Holdings, Inc.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	0.90%	0.73%	0.63%	0.93%
Volatility	47.88%	49.09%	48.09%	48.76%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$2.49	$1.86	$2.16	$1.53
Weighted-average intrinsic value of options exercised (in thousands)	$14	$0	$46	$0

Expected volatilities are based on historical volatility of our stock. In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

STOCK OPTIONS

Stock option activity for all option grants for the six months ended March 31, 2013 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at September 30, 2012	3,160	$5.94
Granted	363	5.26
Exercised	(81)	4.97		$46
Forfeitures or expirations	(196)	8.73
Options outstanding at March 31, 2013	3,246	$5.72	7.35 years	$1,949
Options vested and expected to vest at March 31, 2013	2,813	$5.83	7.48 years	$763
Options exercisable at March 31, 2013	1,704	$6.48	6.3 years	$737

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.3 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, and $0.8 million and $0.7 million for the six months ended March 31, 2013 and 2012, respectively.  In the six months ended March 31, 2013, former employees exercised 80,783 options for an aggregate purchase price of $402,000.

As of March 31, 2013 a total of $2.5 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.51 year weighted-average period.

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation package, our non-employee Board members are awarded 9,000 restricted stock units annually upon their election to our Board at our annual meeting. The following awards are outstanding as of March 31, 2013:

	Total restricted stock units awarded	Vesting date
2012 annual meeting	63,000	April 13, 2013

The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  On April 5, 2013 we granted 9,000 restricted stock units to each of our non employee directors which will vest on April 5, 2014.

Official Payments Holdings, Inc.

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

(in thousands)	2012 annual meeting
Expense recognized for the quarter ended March 31, 2013	$91
Expense recognized through March 31, 2013	342
Expense to be recognized through vesting date	351

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator: (Loss) income from:
Continuing operations, net of income taxes	$(361)	$(1,408)	$(1,189)	$(3,042)
Discontinued operations, net of income taxes	(46)	(3)	(46)	(12)
Net loss	$(407)	$(1,411)	$(1,235)	$(3,054)
Denominator:
Basic weighted-average common shares outstanding	16,716	16,642	16,682	16,642
Effects of dilutive common stock options	—	—	—	—
Diluted weighted-average shares	16,716	16,642	16,682	16,642
(Loss) earnings per basic and diluted share
From continuing operations	$(0.02)	$(0.08)	$(0.07)	$(0.18)
From discontinued operations	—	—	—	—
Loss per basic and diluted share	$(0.02)	$(0.08)	$(0.07)	$(0.18)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2013	2012	2013	2012
Weighted-average options excluded from computation of diluted loss per share	1,000	2,056	1,041	2,105

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2013	2012	2013	2012
Common stock equivalents excluded from computation of diluted loss per share	90	30	90	23

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

OVERVIEW

Official Payments provides electronic payment solutions for over 3,000 Clients across all 50 states, Puerto Rico and the District of Columbia.  Official Payments’ solutions enable government agencies, educational institutions, utility companies and charitable organizations to accept payments by credit card, debit card and electronic check via mobile, web, telephone and point of sale environments.

SUMMARY OF OPERATING RESULTS

 The following table provides a summary of our operating results by segment for the three and six months ended March 31, 2013, for our Payment Solutions operations, our VSA operations and our Discontinued Operations:
	Three months ended March 31, 2013		Six months ended March 31, 2013
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share	Net (loss) income	(Loss) earnings per share
Continuing Operations:
Payment Solutions	$(478)	$(0.03)	$(1,384)	$(0.08)
VSA	117	0.01	195	0.01
Total Continuing Operations	$(361)	$(0.02)	$(1,189)	$(0.07)

Total Discontinued Operations	$(46)	$—	$(46)	$—

Net loss	$(407)	$(0.02)	$(1,235)	$(0.07)

2013 INITIATIVES

Platform Consolidation
We currently support three processing platforms, a legacy of past acquisitions. We believe that our Clients would be better served by combining our payment operations into a single processing platform. By using one platform we believe that we will be more efficient, more flexible in delivering new product features and services, and able to provide a better overall Client and Customer experience. We therefore intend to execute the previously discussed platform consolidation project with a target of being substantially complete by the end of calendar 2013. We estimate that this consolidation project will cost approximately $2.5 million, of which $1.1 million has been incurred as of March 31, 2013.

Official Payments Holdings, Inc.
Product
Building products that Customers want to use is important to our ability to sign up new Clients and to get their Customers and Constituents to make more payments utilizing Official Payments’ services. We are supplementing our current browser-based mobile solutions with the launch of native applications (apps) for iPad and iPhone, both of which were launched in April 2013, as well as an Android application which was launched in March 2013.  Additionally, we believe that there is a significant opportunity to enable our Clients to deliver their bills electronically to their Customers and Constituents.  So, starting in March 2013, we began introducing our eBill (a suite of electronic bill presentment solutions) product to current and prospective Clients.
Continued Operational Efficiency
We also continue to work to reduce our overall processing costs, including discount fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher Customer adoption and higher Payment Solutions net revenue.
RESULTS OF OPERATIONS

The following table provides an overview of our results of operations for the three months and six months ended March 31, 2013 and 2012:
	Three months ended		Variance
	March 31,		2013 vs. 2012
(in thousands, except percentages)	2013	2012	$	%
Revenues	$32,714	$32,820	$(106)	(0.3)%
Costs and expenses	33,065	34,228	(1,163)	(3.4)%
Loss from continuing operations before other income and income taxes	(351)	(1,408)	1,057	75.1%
Other expense	(1)	—	(1)	NM1
(Loss) gain from continuing operations before income taxes	(352)	(1,408)	1,056	75.1%
Income tax provision	9	—	(9)	NM1
Loss from continuing operations	(361)	(1,408)	1,047	74.4%
Loss from discontinued operations, net	(46)	(3)	(43)	(1,433.3)%
Net loss	$(407)	$(1,411)	$1,004	71.2%
[1] NM = not meaningful

Official Payments Holdings, Inc.

	Six months ended		Variance
	March 31,		2013 vs. 2012
(in thousands, except percentages)	2013	2012	$	%
Revenues	$66,130	$67,657	$(1,527)	(2.3)%
Costs and expenses	67,315	70,700	(3,385)	(4.8)%
Loss from continuing operations before other income and income taxes	(1,185)	(3,043)	1,858	61.1%
Other (expense) income	(2)	1	(3)	(300.0)%
Loss from continuing operations before income taxes	(1,187)	(3,042)	1,855	61.0%
Income tax benefit	2	—	2	NM1
Loss from continuing operations	(1,189)	(3,042)	1,853	60.9%
(Loss) gain from discontinued operations, net	(46)	(12)	(34)	(283.3)%
Net loss	$(1,235)	$(3,054)	$1,819	59.6%
[1] NM = not meaningful

Revenues (Continuing Operations)
The following table compares the revenues generated by our Continuing Operations during the three and six months ended March 31, 2013 and 2012:
	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Revenues
Payment Solutions	$32,535	$32,470	$65	0.2%
VSA	179	350	(171)	(48.9)%
Total	$32,714	$32,820	$(106)	(0.3)%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Revenues
Payment Solutions	$65,817	$66,772	$(955)	(1.4)%
VSA	313	885	(572)	(64.6)%
Total	$66,130	$67,657	$(1,527)	(2.3)%

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.

Payment Solutions Revenues:  Our core business consists of Payment Solutions that we offer to a variety of federal, state and local governments, utility companies, higher education institutions, and charitable organizations.  Our Clients utilize our services to provide electronic payment alternatives to their Customers or Constituents.  Examples of payment transactions made utilizing our services include federal and state income taxes, real property taxes, tuition payments, court and other fines, utility and other payment obligations and charitable donations.  In the quarter ended March 31, 2013, we processed approximately 5.1 million transactions, representing approximately $2.3 billion in payment volume.

Official Payments Holdings, Inc.
We offer our Clients two primary pricing options: service fees paid by the Customer or Constituent, and absorbed fees paid by the Client.  The service fee is generally calculated as a percentage of the underlying transaction, but may also be expressed as a fixed fee in some cases.  Payment Solutions revenue is comprised primarily of such fees, which we refer to collectively as transaction fees.   Across our Client base, there is variability in the size of the flat fees and the percentages we receive.  The mix of flat fees and percentages, their sizes, and the resulting revenues depend on many competitive considerations, including the regulations of payment networks, the competition we face, and the level of service that we provide.  When our revenue is based on a percentage of the amount paid, our revenue will fluctuate based on the size of the payment which itself will be affected by all the factors that cause payment amounts to differ.
Payment Solutions generated $32.5 million of revenues during the three months ended March 31, 2013, which is essentially flat compared to the three months ended March 31, 2012.  During the three months ended March 31, 2013, we processed 2.0% fewer transactions than we did in the same period last year. However, the average payment increased 15.7% compared to the same quarter in 2012 resulting in 13.5% more dollars processed in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Additionally, during the both the quarter and six months ended March 31, 2013, we experienced a shift in the mix of payment types, toward ACH payments, which generally have an average transaction fee lower than that of a debit or credit card transaction, but which also generally cost us less to process than debit or credit card transactions, and so generally have a higher net revenue margin.  Therefore, while the overall increase in dollars processed did not result in a corresponding increase in revenue during the quarter, we did experience a 4.6% increase in Payment Solutions net revenue.  Payment Solutions net revenue is a non-GAAP measure and is discussed and reconciled to the most comparable GAAP measure below. We define net revenue margin as Payment Solutions net revenue divided by Payment Solutions gross revenue.
Payment Solutions generated $65.8 million of revenues during the six months ended March 31, 2013, a decrease of $1.0 million compared to the six months ended March 31, 2012.  During the six months ended March 31, 2013, we processed 3.9% fewer transactions than we did in the same period last year, however, the average payment increased 14.6% compared to the same quarter in 2012.  The net effect of these changes resulted in a 9.9% increase in dollars processed in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.  Primarily as a result of the shift towards ACH payments discussed above, Payment Solutions net revenue was essentially flat between these six-month periods.
VSA Revenues:  During the three months ended March 31, 2013, our VSA operations generated $0.2 million in revenues, a $0.2 million, or 49%, decrease from the three months ended March 31, 2012.  During the six months ended March 31, 2013, VSA generated $0.3 million in revenues, a $0.6 million, or 64.6%, decrease from the six months ended March 31, 2012.  We expect to continue to see decreases in VSA revenues as we continue to complete the wind down of existing maintenance projects over the next year.

Direct Costs (Continuing Operations)
Direct costs, which represent costs directly attributable to providing services to Clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees, assessments payable to banks and payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; co-location and telephony costs; and the cost of hardware, software and equipment sold to VSA Clients.  The following table provides a year-over-year comparison of direct costs incurred in our Continuing Operations during the three and six months ended March 31, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Direct costs
Payment Solutions:
Discount fees	$20,479	$20,938	$(459)	(2.2)%
Other costs	1,501	1,601	(100)	(6.2)%
Total Payment Solutions	21,980	22,539	(559)	(2.5)%
VSA	50	361	(311)	(86.1)%
Total	$22,030	$22,900	$(870)	(3.8)%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Direct costs
Payment Solutions:
Discount fees	$42,426	$43,281	$(855)	(2.0)%
Other costs	3,007	3,042	(35)	(1.2)%
Total Payment Solutions	45,433	46,323	(890)	(1.9)%
VSA	98	452	(354)	(78.3)%
Total	$45,531	$46,775	$(1,244)	(2.7)%

The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.

Payment Solutions Direct Costs:  We experienced a decrease in our Payment Solutions direct costs of $0.6 million, or 2.5%, during the three months ended March 31, 2013 compared to the same period last year, primarily as a result of a $0.5 million, or 2.2% decrease in discount fees.  This decrease in discount fees is primarily attributable to the related decrease in Payment Solutions revenue and the shift in payment mix towards lower cost ACH transactions discussed above.
During the six months ended March 31, 2013, Payment Solutions direct costs decreased $0.9 million, or 1.9%, when compared to the same period last year.  Discount fees decreased $0.9 million, or 2.0%, over the same period.

We continue to experience the benefits of the Durbin provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Although it is difficult to predict the long-term impact of Durbin on the debit and credit card markets, we anticipate realizing benefits from it throughout the remainder of our fiscal year 2013.
Other direct costs were essentially flat during the six months ended March 31, 2013, over the same period last year.

VSA Direct Costs:  During the three and six months ended March 31, 2013, direct costs from our VSA operations decreased $0.3 million or 86.1%, and $0.4 million or 78.3%, respectively, from the same periods last year.  As we wind down these operations, we expect that the direct costs of these operations will approximate $0.1 million or less per quarter during the remainder of fiscal 2013.

General and Administrative (Continuing Operations)
General and administrative (G&A) expenses consist primarily of: payroll and payroll-related costs for technology, product management, finance, accounting, legal and executive management; information systems; and outside services fees, including regulatory compliance, audits and other costs that we incur as a public company. Information systems expenses include costs to enhance our processing platforms as well as the costs associated with ongoing maintenance of these platforms.  The following table compares general and administrative costs incurred in our Continuing Operations during the three and six months ended March 31, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
General and administrative
Payment Solutions	$6,985	$7,266	$(281)	(3.9)%
VSA	12	43	(31)	(72.1)%
Total	$6,997	$7,309	$(312)	(4.3)%

	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
General and administrative
Payment Solutions	$13,787	$16,322	$(2,535)	(15.5)%
VSA	20	173	(153)	(88.4)%
Total	$13,807	$16,495	$(2,688)	(16.3)%

Payment Solutions General and Administrative:  During the three months ended March 31, 2013, Payment Solutions incurred $7.0 million of general and administrative expenses, a $0.3 million, or 3.9%, decrease over the same period last year.  The decrease is primarily due to lower compensation expense, including incentive based compensation.
During the six months ended March 31, 2013, Payment Solutions incurred $13.8 million of general and administrative expenses, a $2.5 million or 15.5%, decrease over the same period last year.  During the six months ended March 31, 2013 we experienced a decrease in incentive based compensation expense of $1.8 million.  Incentive based compensation expense is calculated based on the attainment of Compensation Committee-approved financial objectives.  Additionally, in 2012 we recorded a restructuring charge of $1.5 million, including relocation costs of $0.1 million, related to the relocation of our principal executive offices from Reston, Virginia to Norcross, Georgia.  In connection with vacating and subletting our Reston, Virginia facility we wrote off certain balances associated with our original lease agreement including leasehold improvements, net of accumulated amortization and deferred rent.  Offsetting these decreases were a $0.6 million increase in professional fees and a $0.2 million increase in severance costs.
VSA General and Administrative:  During the three and six months ended March 31, 2013, general and administrative costs for VSA operations decreased $0.03 million, or 72.1%, and $0.2 million, or 88.4%, respectively, over the same periods last year.  This decrease is primarily attributable to the collection of a previously written off receivable.
Selling and Marketing (Continuing Operations)
Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing expenditures and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred in our Continuing Operations during the three and six months ended March 31, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Selling and marketing
Payment Solutions	$2,114	$2,152	$(38)	(1.8)%
VSA	—	—	—	—
Total	$2,114	$2,152	$(38)	(1.8)%
	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Selling and marketing
Payment Solutions	$4,254	$3,660	$594	16.2%
VSA	—	—	—	—
Total	$4,254	$3,660	$594	16.2%

Payments Solutions Selling and Marketing:  During the three months ended March 31, 2013, Payments Solutions incurred $2.1 million of selling and marketing expenses, essentially flat compared to the same period last year.  Savings we experienced in compensation expense during the period were offset by increases in advertising expense.

During the six months ended March 31, 2013, Payment Solutions incurred $4.3 million of selling and marketing expenses, a $0.6 million or 16.2%, increase over the six months ended March 31, 2012.  This increase was primarily attributable to a $0.4 million increase in advertising expense.  The remaining increase was due to higher compensation expense.

VSA Selling and Marketing:  As a result of our decision to not pursue new contracts within the VSA segment, we did not incur any selling and marketing expenses during the three and six months ended March 31, 2013 and 2012.

Depreciation and Amortization (Continuing Operations)

Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to Client projects.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and six months ended March 31, 2013 and 2012:
	Three months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Depreciation and amortization
Payment Solutions	$1,924	$1,867	$57	3.1%
VSA	—	—	—	—
Total	$1,924	$1,867	$57	3.1%
	Six months ended
	March 31,		Variance
(in thousands, except percentages)	2013	2012	$	%
Depreciation and amortization
Payment Solutions	$3,723	$3,770	$(47)	(1.2)%
VSA	—	—	—	—
Total	$3,723	$3,770	$(47)	(1.2)%

Official Payments Holdings, Inc.

The fluctuation in depreciation and amortization between periods is associated with the full amortization of certain intangible assets, as well as the placing into service of certain capitalized projects.  We did not incur any depreciation and amortization expense for our VSA operation for the three or six months ended March 31, 2013.

Other Income (Continuing Operations)

Interest income, net:  Interest income during the three and six months ended March 31, 2013 and 2012 remains immaterial to our operations.  The low level of interest income is attributable to our conservative investment strategy and the low interest rate market in which our investment policy allows us to place our excess cash.  Due to current market conditions, we have elected to maintain our excess funds in money market accounts.  Our interest rates fluctuate with changes in market interest rates.

Income Tax Provision (Continuing Operations)

During the three and six months ended March 31, 2013, we recorded an income tax provision of $9,000, and $2,000, respectively, compared to a provision of zero dollars for the three and six months ended March 31, 2012.  The provision for income taxes represents state tax obligations incurred by our Payment Solutions operations.  Our Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.

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

Official Payments Holdings, Inc.

•
We incur discount fees for most of the transactions we process.  The discount fee represents a significant portion of our overall costs and by deducting the discount fee from gross revenue we provide information about the revenue we have available to us for operational purposes.

•
Depreciation and amortization expense primarily relates to property and equipment and amortization of capitalized labor and intangible assets.  These expenses are non-cash charges that have significantly fluctuated over the past several years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

•
We believe that analysts and investors use Payment Solutions net revenue and Adjusted EBITDA from continuing operations as supplemental measures to evaluate the overall operating performance of companies in our industry.

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

The following table provides the reconciliation from Payment Solutions net revenue to the most comparable GAAP measure, revenue from continuing operations for the three and six months ended March 31, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended March 31,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Revenue from continuing operations	$32,714	$32,820	$(106)	(0.3)%
Less:
Non-Payment Solutions revenue	179	350	(171)	(48.9)%
Payment Solutions gross revenue	32,535	32,470	65	0.2%
Less:
Payment Solutions Discount fees	20,479	20,938	(459)	(2.2)%
Payment Solutions net revenue	$12,056	$11,532	$524	4.6%
	Six months ended March 31,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Revenue from continuing operations	$66,130	$67,657	$(1,527)	(2.3)%
Less:
Non-Payment Solutions revenue	313	885	(572)	(64.6)%
Payment Solutions gross revenue	65,817	66,772	(955)	(1.4)%
Less:
Payment Solutions Discount fees	42,426	43,281	(855)	(2.0)%
Payment Solutions net revenue	$23,391	$23,491	$(100)	(0.4)%

Payment Solutions net revenue increased 4.6% or $0.5 million to $12.0 million during the three months ended March 31, 2013 from $11.5 million during the three months ended March 31, 2012. As discussed above, under “Payment Solutions Revenue,” in the quarter ended March 31, 2013, we continued to see a shift in the mix of payment types toward ACH payments, which generally have an average transaction fee lower than that of a debit or credit card transaction, but which also generally cost us less to process than debit or credit card transactions, and so generally have a higher net revenue margin. Therefore, while the overall increase in dollars processed did not result in a corresponding increase in revenue during the quarter, we did experience an increase in Payment Solutions net revenue primarily as a result of the higher margin ACH transactions.
Payment Solutions net revenue decreased 0.4% to $23.4 million during the six months ended March 31, 2013 from $23.5 million during the six months ended March 31, 2012. This decrease is primarily attributable to the impact of a fixed priced debit card offering that was offered to certain real property tax Clients during the quarter ended December 31, 2012.
The following table provides the reconciliation from Adjusted EBITDA from continuing operations to the most comparable GAAP measure, Net loss from continuing operations for the three and six months ended March 31, 2013 and 2012:
	Adjusted EBITDA from continuing operations
	Three months ended March 31,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Net loss from continuing operations	$(361)	$(1,408)	$1,047	(74.4)%
Adjustments:
Depreciation/amortization	1,924	1,867	57	(3.1)%
Stock-based compensation	365	514	(149)	(29.0)%
Restructuring charge	—	35	(35)	(100.0)%
Tax provision	9	—	9	NM1
Interest expense, net	1	—	1	NM1
Adjusted EBITDA from continuing operations	$1,938	$1,008	$930	92.3%
1NM = not meaningful

Official Payments Holdings, Inc.

	Adjusted EBITDA from continuing operations
	Six months ended March 31,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Net loss from continuing operations	$(1,189)	$(3,042)	$1,853	60.9%
Adjustments:
Depreciation/amortization	3,723	3,770	(47)	(1.2)%
Stock-based compensation	1,044	981	63	6.4%
Restructuring charge	—	1,490	(1,490)	(100.0)%
Tax provision	2	—	2	NM1
Interest expense (income), net	2	(1)	3	(300.0)%
Adjusted EBITDA from continuing operations	$3,582	$3,198	$384	12.0%
1NM = not meaningful

Adjusted EBITDA from continuing operations increased $0.9 million for the three months ended March 31, 2013 as compared with the same period last year. The year over year improvement in Payment Solutions net revenue along with lower general and administrative expense are the primary reasons for this increase in Adjusted EBITDA during this period.
Adjusted EBITDA from continuing operations increased $0.4 million for the six months ended March 31, 2013 as compared with the same period last year.  For the six months ended March 31, 2012, the improvements discussed above for the three months ended March 31, 2013, were partially offset by the effects of the previously discussed fixed price debit card offering that was offered on a limited basis, primarily in December 2012.
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013 we had $41.6 million in cash and cash equivalents compared with $39.1 million at September 30, 2012.  As discussed in Note 8—Contingencies and Commitments and Note 5—Customer Concentration and Risk our Consolidated Balance Sheets include settlements payable and receivable.  Our cash position includes $6.7 million of net settlement funds outstanding and $5.5 million of accrued discount fees.  Our settlement activities fluctuate due to the seasonality of our business and our end of period balances may be influenced by the timing of period end.  The settlement of a transaction requires the United States banking system to be operating, therefore transactions we process on Saturday, Sunday, and other days in which the banking system is closed are accumulated and processed on the next working day.  The amount of unsettled transactions at each period end fluctuates based on the volume of transactions which occur in the last few days of that period.  The last day of our quarter ended March 31, 2013 was a Sunday and accordingly transactions for the previous several days were accumulated and held until the banking system opened the next business day.  As a result of the payment volume in the last few days of this period we experienced an increase in Settlements receivable of $13 million and Settlements payable of $17.9 million as compared to our September 30, 2012 balances, respectively.  The changes in these accounts provided $4.9 million of cash flows to our operating activities during the period.

We believe we have sufficient liquidity to meet currently anticipated needs, including capital expenditures, working capital investments, and acquisitions for the next twelve months.  We expect to generate cash flows from operating activities over the long term; however, we may experience significant fluctuations from quarter to quarter as a result of the seasonality of our business as well as the timing of billing and collections, and the related settlement of funds.  To the extent that our existing capital resources are insufficient to meet our capital requirements, we would have to raise additional funds.  There can be no assurance that such additional funding, if necessary, would be available on favorable terms, if at all.  Currently, we do not have any short or long-term debt.

Official Payments Holdings, Inc.

Net Cash from Continuing Operations—Operating Activities.  During the six months ended March 31, 2013, our operating activities from Continuing Operations provided $7.0 million of cash.  This reflects a net loss of $1.2 million from Continuing Operations and $4.5 million of non-cash items.  During the six months ended March 31, 2013. $4.9 million of cash was generated by settlement processing assets and obligations.  A decrease in accounts receivable generated $1.4 million of cash, while accounts payable and accrued expenses used $2.4 million of cash.  The remaining decrease of $0.2 million is attributable to routine changes in working capital.

Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for the six months ended March 31, 2013 was $4.9 million for the purchase of equipment and software as well as the funding of internally developed software to support our Payment Solutions operations and additional goodwill related to the ChoicePay earn-out.

Net Cash from Continuing Operations—Financing Activities.  During the six months ended March 31, 2013, $402,000 of cash was generated through the exercise of stock options, while $12,000 of cash was used for capital lease obligations.

CONTRACTUAL OBLIGATIONS

During the three and six months ended March 31, 2013, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report.

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
At March 31, 2013, the carrying value of goodwill was approximately $17.6 million.

Official Payments Holdings, Inc.
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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At March 31, 2013, the carrying value of our intangible assets, excluding goodwill, was approximately $0.8 million. As a result of our fiscal 2012 impairment review, we concluded that none of these assets was impaired.
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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Official Payments Holdings, Inc.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In March 2013 a complaint was filed by Haverstick Incorporated against Official Payments in the US District Court in the Southern District of Indiana.  This matter is further described in Note 8—Contingencies and Commitments to our consolidated financial statements.

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
Our business is dependent on the efficient and effective operation of our technology systems and platforms.  We operate on multiple technology platforms and a complex technology infrastructure including sophisticated hardware and software.  We currently maintain three payment processing platforms in: San Jose, California; Norcross, Georgia; and Tulsa, Oklahoma.  Our operations, systems and platforms could be disrupted or fail to perform properly for many reasons including operational or technical failures, human error, failure of third-party support or services, system failure due to age and lack of integrity of hardware and software infrastructure, existence of single points of failure, or diminished availability of our services causing us to fail to meet contractual service level requirements.  Official Payments computer systems, software and networks are subject to cyber-attacks such as unauthorized access, computer viruses or other malicious code, that could disrupt our systems and services.  We have not been subject to a concentrated distributed-denial-of-service attack to date.  While our monitoring and protection services have been able to detect and respond to these incidents there is no guarantee our protections can prevent loss of data or disruption of services from such incidents.  Our operations, systems and platforms may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, war, terrorist attacks, or other events beyond our control.  In fiscal 2012 we completed a multi-million dollar project to upgrade and replace significant portions of our infrastructure including the majority of our servers, system equipment, and software.  Despite these efforts, we experience occasional system interruptions and outages that make our services unavailable or slow to respond. If we are unable to add software and hardware and effectively upgrade our systems and network infrastructure on an ongoing basis the risk of additional system interruptions and outages could increase.  We process a high volume of time-sensitive payment transactions.  For instance, the majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 17 for federal tax payments.  In the event of an interruption in transactions processing due to a malfunction or outage in our platforms or technology systems, a delay in our system processing speed, or a lack of system capacity, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in high remediation costs, lost revenue and harm to our reputation.  Our insurance may not provide coverage to compensate us for losses resulting from such events.  Any system failure, outage or loss of functionality could result in disruption of our business, loss of transactions, loss of Clients, and a material adverse effect on our business.

Official Payments Holdings, Inc.
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
If we fail to develop and gain market acceptance of new products we could lose market share.  The markets for our products and services are characterized by constant and rapid technological innovation, frequent product development, introduction of new product offerings, and rapidly changing industry standards.  In fiscal 2012 we introduced new products including an enhanced payment plan product for the higher education market and enhancements to our “MyAccount” personal bill payment account registration functionality.  In March of 2013 we introduced our eBill product which provides Clients with electronic bill presentment and distribution functionality.  Our future success depends in part on our ability to innovate, develop, acquire and introduce new products and services for our target markets, respond quickly to changes in the market, and adapt products and services to new technologies.  We expect to introduce several new products and new product enhancements in fiscal 2013 including bill printing and mailing services.  Any new product enhancement or offering may not be accepted in the marketplace or may not generate material revenues.  If we fail to develop, adapt, acquire and introduce competitive products and services into the marketplace on a timely basis we would likely suffer a loss of Clients, an inability to attract new Clients, loss of market share and declining revenues.
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

Official Payments Holdings, Inc.
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
We could suffer material losses and liability as a result of certain previously divested business projects and contracts.  We previously divested certain business units including our FIDM, SSI, FMS, and Unemployment Insurance (UI) businesses.  We remain liable for certain obligations under some of the divested projects and their related contracts.

Official Payments Holdings, Inc.

In February 2009, the Company (which was then operating under the name Tier Technologies, Inc.)  completed the sale of the UI business including the sale and transfer of its subcontract for the State of Indiana unemployment insurance project, or Indiana UI Project.  In March 2013 a complaint was filed by Haverstick Incorporated against Official Payments in the US District Court in the Southern District of Indiana.  Haverstick, the prime contractor, alleges Official Payments, a subcontractor, breached its subcontract by assigning the subcontract to a third party without Haverstick's consent and that Official Payments failed to perform the services contemplated by the subcontract. The complaint seeks approximately $8.7 million in damages and seeks recovery of these damage plus attorney fees, interest, and costs.  We have not been released from our obligations under our subcontract in connection with the Indiana UI Project.  We remain as an indemnitor under a $2.4 million performance bond with the State of Indiana related to the Indiana UI Project, however, there has not been a claim against the performance bond.

While the Company intends to file a response to the complaint and vigorously contest the lawsuit, in the event of liability, we could be subject to material losses, damages, unanticipated expenses, costs of litigation, liquidated damages, and bond forfeiture.  Our insurance policy may not cover certain claims, and if coverage is available, the limits of coverage may not be adequate.
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

Official Payments Holdings, Inc.
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
Item 5.  Other Information
The company entered into an agreement dated as of May 6, 2013 (the "Agreement") with Giant Investment, LLC ("Giant") and PCP Managers, LLC ("PCP," and together with Giant, "Parthenon").  Parthenon owns 10.8% of the company's outstanding common stock; Zachary F. Sadek, a Parthenon employee, is a member of the company's Board of Directors.  The agreement relates to the confidentiality of information and the other matters specified therein.  The preceding summary of the agreement is qualified by reference to Exhibit 99.1 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Official Payments Holdings, Inc.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Agreement dated May 6, 2013 among Giant Investment, LLC, PCP Managers, LLC, and Official Payments Holdings, Inc. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†	Filed herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICIAL PAYMENTS HOLDINGS, INC.
Dated: May 9, 2013

	By:	/s/ Jeff Hodges
Jeff Hodges
Chief Financial Officer
(Principal Financial and Accounting Officer)

Official Payments Holdings, Inc.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Agreement dated May 6, 2013 among Giant Investment, LLC, PCP Managers, LLC, and Official Payments Holdings, Inc. †
101.INS	XBRL Instance Document †*
101.SCH	XBRL Taxonomy Extension Schema Document †*
101.CAL	XBRL Taxonomy Calculation Linkbase Document †*
101.LAB	XBRL Taxonomy Label Linkbase Document †*
101.PRE	XBRL Taxonomy Presentation Linkbase Document †*

†	Filed herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.