Form 10-Q
period 2013-06-30
OFFICIAL PAYMENTS HOLDINGS, INC.
filed 2013-08-06
CIK 1045150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013 there were 16,732,499 shares of the Registrant's Common Stock outstanding.

OFFICIAL PAYMENTS HOLDINGS, INC.

Private Securities Litigation Reform Act Safe Harbor Statement

Statements made in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to future events or the Company's future financial and/or operating performance and generally can be identified as such because the context of the statement includes words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "shows," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import.  The Company undertakes no obligation to update any such forward-looking statements.  Each of these statements is made as of the date hereof based only on current information and expectations that are inherently subject to change and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in any of such statements due to various factors, including, but not limited to: intense competition in the marketplace; our ability to increase Payment Solutions revenues and reduce operating costs, including discount fees; our ability to execute on our sales, marketing and product development strategy and expand our business including introduction of new services, products, and product enhancements into the marketplace; timely consolidation of our payment platforms; maintaining secure systems and protecting against security breaches, loss of privacy/data, fraud; litigation; unanticipated claims as a result of the failure of software providers, processors, vendors, or subcontractors to satisfactorily perform and complete engagements; the renewal, extension or early termination of Client contracts or projects; and compliance with government regulations and the impact of regulatory requirements.   For a discussion of these and other factors which may cause our actual events or results to differ from those projected, please refer to Item 1A. Risk Factors beginning on page 28 of this report.
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
i

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$40,298	$39,071
Accounts receivable, net	3,353	5,304
Settlements receivable,	20,337	15,291
Prepaid expenses and other current assets	1,608	1,692
Total current assets	65,596	61,358

Property, equipment and software, net	19,456	17,368
Goodwill	17,673	17,582
Other intangible assets, net	631	1,107
Other assets	706	509
Total assets	$104,062	$97,924

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$114	$74
Settlements payable	23,911	17,019
Accrued compensation liabilities	3,070	6,373
Accrued discount fees	6,671	5,616
Other accrued liabilities	3,084	2,201
Deferred income	263	284
Total current liabilities	37,113	31,567
Other liabilities:
Deferred rent	3	67
Other liabilities	884	1,103
Total other liabilities	887	1,170
Total liabilities	38,000	32,737

Contingencies and commitments

Shareholders' equity:
Preferred stock, no par value; authorized shares: 4,579; no shares issued and outstanding	—	—
Common stock $0.01 par value, and paid-in capital; shares authorized: 44,260; shares issued: 20,905 and 20,817; shares outstanding: 16,730 and 16,642	196,689	195,126
Treasury stock—at cost, 4,175 shares	(31,383)	(31,383)
Accumulated deficit	(99,244)	(98,556)
Total shareholders' equity	66,062	65,187
Total liabilities and shareholders' equity	$104,062	$97,924

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues	$45,792	$39,163	$111,922	$106,820

Costs and expenses:
Direct costs	33,946	28,922	79,477	75,697
General and administrative	7,044	6,601	20,851	23,096
Selling and marketing	2,055	2,635	6,309	6,296
Depreciation and amortization	2,106	1,851	5,829	5,620
Total costs and expenses	45,151	40,009	112,466	110,709
Income (loss) from continuing operations before other expense and income taxes	641	(846)	(544)	(3,889)

Other expense :
Interest expense, net	1	1	3	—
Total other expense	1	1	3	—

Income (loss) from continuing operations before income taxes	640	(847)	(547)	(3,889)
Income tax provision	5	5	7	5

Income (loss) from continuing operations	635	(852)	(554)	(3,894)
Loss from discontinued operations, net	(88)	(1)	(134)	(13)

Net income (loss)	$547	$(853)	$(688)	$(3,907)

Earnings (loss) per share—Basic:
From continuing operations	$0.04	$(0.05)	$(0.03)	$(0.23)
From discontinued operations	(0.01)	—	(0.01)	—
Earnings (loss) per share—Basic	$0.03	$(0.05)	$(0.04)	$(0.23)
Earnings (loss) per share—Diluted:
From continuing operations	$0.04	$(0.05)	$(0.03)	$(0.23)
From discontinued operations	(0.01)	—	(0.01)	—
Earnings (loss) per share—Diluted	$0.03	$(0.05)	$(0.04)	$(0.23)

Weighted average common shares used in computing per share amounts:
Basic	16,727	16,642	16,697	16,642
Diluted	16,912	16,642	16,697	16,642

See Notes to Consolidated Financial Statements

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688)	$(3,907)
Less: Loss from discontinued operations, net	(134)	(13)
Loss from continuing operations, net	(554)	(3,894)
Non-cash items included in net loss from continuing operations:
Restructuring costs	256	803
Depreciation and amortization	5,829	5,620
Provision for doubtful accounts	—	26
Deferred rent	(34)	(3)
Share-based compensation	1,121	1,008
Net effect of changes in assets and liabilities:
Accounts receivable	1,951	91
Settlement processing assets and obligations, net	1,846	(1,023)
Prepaid expenses and other assets	294	524
Accounts payable and accrued liabilities	(1,932)	1,526
Other long term liabilities	(283)	161
Deferred income	(21)	(195)
Cash provided by operating activities from continuing operations	8,473	4,644
Cash used in operating activities from discontinued operations	(134)	(13)
Cash provided by operating activities	8,339	4,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized internally developed software	(6,236)	(1,911)
Purchase of equipment and software	(1,213)	(1,610)
Earn-out payments - ChoicePay	(91)	(91)
Cash used in investing activities	(7,540)	(3,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	442	—
Capital lease obligations and other financing arrangements	(14)	(26)
Cash provided by (used in) financing activities	428	(26)
Net increase in cash and cash equivalents	1,227	993
Cash and cash equivalents at beginning of period	39,071	39,760
Cash and cash equivalents at end of period	$40,298	$40,753

OFFICIAL PAYMENTS HOLDINGS, INC.
CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION
(unaudited)

	Nine months ended June 30,
(in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$2
Income taxes paid, net	$42	$1

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
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION
NATURE OF OPERATIONS
Official Payments Holdings, Inc., or Official Payments (formerly known as Tier Technologies, Inc.) primarily provides electronic payment solutions ("Payment Solutions"), which are provided by our wholly owned subsidiary Official Payments Corporation, or OPC.  We provide payment solutions to the following types of Clients:
·	Federal, State and Local governments—which includes federal and state income and business tax payments, and local real property tax payments;
·	Higher Education—which consists of payments to post-secondary educational institutions;
·	Utility—which includes payments to private and public utilities;
·	Charitable organizations; and
·	Other—which includes rent, insurance, and K-12 education meal payments and fee payments.
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

BASIS OF PRESENTATION

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and in accordance with Regulation S-X, Article 10, under the Securities Exchange Act of 1934, as amended.  Our Consolidated Financial Statements are unaudited and exclude certain disclosures required for annual financial statements.  We believe we have made all necessary adjustments so that our Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. We believe that near-term changes could reasonably affect the following estimates: collectability of receivables; share- based compensation; valuation of goodwill, intangibles and investments; contingent liabilities; effective tax rates; and deferred taxes and the associated valuation allowance. Although we believe the estimates and assumptions used in preparing our Consolidated Financial Statements and notes thereto are reasonable in light of known facts and circumstances, actual results could differ materially.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU 2011-08. In September 2011, the FASB issued FASB ASU 2011-08, which allows entities testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  We adopted this ASU effective October 1, 2012.  The adoption of this ASU has not had any impact on our financial position or results of operations.

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

FASB ASU 2012-02.  In July 2012 the FASB issued FASB ASU 2012-02 regarding the testing of indefinite-lived intangible assets for impairment.  Under this accounting standard, an entity will have an option to forego the annual calculation of the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  This guidance permits an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment that is similar to the goodwill impairment testing guidance.  This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this standard has not had any impact on our financial statements or results of operations.

NOTE 3—INVESTMENTS

At June 30, 2013 all of our investments are classified as cash equivalents and are included in Cash and Cash Equivalents on our Consolidated Balance Sheets and consist of money market funds.  Unrestricted investments with original maturities of 90 days or less (as of the date that we purchased the securities) are classified as cash equivalents.

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

The following table presents the fair value hierarchy for our financial assets, comprised of money market investments, measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012:

Official Payments Holdings, Inc.

Fair value measurements as of June 30, 2013

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,261	—	—	$8,261

Fair value measurements as of September 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$8,256	—	—	$8,256

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, settlements receivable, accounts payable, settlements payable, and accrued liabilities, approximate fair value due to the short term nature of the assets.
There were no transfers between fair value levels during the three and nine months ended June 30, 2013.

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

The following table shows the revenues specific to our contract with the IRS:

	Nine months ended June 30,
(in thousands, except percentages)	2013	2012
Revenue	$25,109	$17,893
Percentage of Payment Solutions revenue	22.5%	16.9%

Accounts receivable, net.  We reported $3.4 million and $5.3 million in Accounts receivable, net on our Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, respectively. This item represents the receivables from our Clients that we expect to collect.  Approximately 11.3% and 3.1% of the balances reported at June 30, 2013 and September 30, 2012, respectively, represent Accounts receivable, net that is attributable to operations that we intend to wind down during fiscal year 2013 and fiscal 2014.  The remainder of the Accounts receivable, net balance is composed of receivables from certain of our Payment Solutions Clients. None of our Clients have receivables that exceed 10% of our total receivable balance. As of June 30, 2013 and September 30, 2012, Accounts receivable, net included an allowance for uncollectible accounts of $0.2 million and $0.2 million, respectively, representing the balance of receivables for which we believe collectability is not reasonably assured.

Settlements receivable  As of June 30, 2013 and September 30, 2012, we reported $20.3 million and $15.3 million, respectively, in Settlements receivable on our Consolidated Balance Sheets, which represents amounts due from credit or debit card companies or banks.  Individuals and businesses settle their obligations to our various Clients using credit or debit cards or via ACH payments.  We record a receivable for the amount due from the credit or debit card company or bank, and a corresponding payable to the Client.  Once we receive confirmation the funds have been received, we settle the obligation to the Client. See Note 8—Contingencies and Commitments for information about the settlements payable to our Clients.

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

The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2013:

(in thousands)	Payment Solutions	VSA	Discontinued Operations	Total
Goodwill	$17,582	$—	$23,041	$40,623
Accumulated impairment loss	—	—	(23,041)	(23,041)
Balance at September 30, 2012	17,582	—	—	17,582
ChoicePay, Inc. earn-out payments	91	—	—	91
Goodwill	17,673	—	23,041	40,714
Accumulated impairment loss	—	—	(23,041)	(23,041)
Balance at June 30, 2013	$17,673	$—	$—	$17,673

We test goodwill for impairment during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, we evaluate goodwill for impairment between annual tests.  No such events occurred during the nine months ended June 30, 2013.

OTHER INTANGIBLE ASSETS, NET

All of our other intangible assets are finite lived and amortization related to these assets is reported in Continuing Operations.  We test our other intangible assets for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below the carrying value.  No such events occurred during the nine months ended June 30, 2013.

The following table summarizes Other intangible assets, net, for our Continuing Operations:

		June 30, 2013			September 30, 2012
(in thousands)	Amortization period	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	8-15 years	$26,059	$(25,531)	$528	$26,059	$(25,362)	$697
Technology and research and development	5 years	1,842	(1,753)	89	1,842	(1,488)	354
Trademarks	6-10 years	3,463	(3,449)	14	3,463	(3,407)	56
Other intangible assets, net		$31,364	$(30,733)	$631	$31,364	$(30,257)	$1,107

During the three months ended June 30, 2013 and June 30, 2012, we recognized $0.2 million and $0.8 million of amortization expense on our other intangible assets, respectively.  During the nine months ended June 30, 2013 and June 30, 2012, we recognized $0.5 million and $2.5 million of amortization expense on our other intangible assets, respectively.

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes at the consolidated level, which includes Continuing Operations and Discontinued Operations, are as follows:

Official Payments Holdings, Inc.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2013	2012	2013	2012
Current income tax provision:
State	$5	$5	$7	$5
Federal	—	—	—	—
Total provision for income taxes	$5	$5	$7	$5

There is a federal income tax provision recorded but, given that there are net operating losses being generated which we have concluded will not be of benefit to future periods, a valuation allowance has been recorded.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.  Deferred tax assets are reduced by a valuation allowance, when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LIABILITIES FOR UNRECOGNIZED TAX BENEFITS

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate. In the event interest or penalties had been accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense. As of June 30, 2013, we had no accrued interest or penalties related to uncertain tax positions. We file tax returns with the IRS and in various states in which the statute of limitations extend to the tax year ended September 30, 2007 in certain jurisdictions.  As of June 30, 2013, we were not engaged in a federal audit.

As of June 30, 2013, we had no unrecognized tax benefits.

NOTE 8—CONTINGENCIES AND COMMITMENTS

LEGAL ISSUES
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business.
In March 2013 a complaint was filed by Haverstick Incorporated against Official Payments in the US District Court in the Southern District of Indiana.  The lawsuit arises out of a 2005 system implementation project for the State of Indiana unemployment insurance system, or Indiana UI Project.  Haverstick, the prime contractor, alleges Official Payments (which was then operating under the name Tier Technologies, Inc.), a subcontractor, breached its subcontract by assigning the subcontract to a third party without Haverstick's consent and also alleges that Official Payments failed to perform the services contemplated by the subcontract.  The complaint alleges damages of approximately $8.7 million and seeks recovery of these damages plus attorney fees, interest and costs.  Trial is scheduled for October 2014.

At both June 30, 2013 and September 30, 2012, we had legal accruals of $0.5 million in connection with our legal matters.  The Company intends to file a response to the complaint and vigorously contest the lawsuit.  Due to the preliminary stage of this matter, the fact that discovery is ongoing, and the uncertainty inherent in the overall litigation process, the amount or range of reasonably possible loss, if any, is not reasonably estimable above the amount recorded.  Expenses related to this matter are recorded as part of discontinued operation in the consolidated statements of operations and consolidated statements of cash flows.

SETTLEMENTS PAYABLE

Settlements payable on our Consolidated Balance Sheets consists of payments due primarily to utilities, higher education, and public sector Clients.  As individuals and businesses settle their obligations to our various Clients, we generate a receivable from the credit or debit card company and a payable to the

Official Payments Holdings, Inc.

Client.  Once we receive confirmation the funds have been received by the card company, we settle the liabilities to the Client.  This process may take several business days to complete and can result in unsettled funds at the end of a reporting period.  We had $23.9 million and $17.0 million, respectively, of settlements payable at June 30, 2013 and September 30, 2012.

CREDIT RISK

We maintain our cash in bank deposit accounts and money market accounts.  Typically, the balance in a number of these accounts significantly exceeds federally insured limits.  We have not experienced any losses in such accounts and believe that any associated credit risk is de minimis. At June 30, 2013, our investments were comprised of money market funds. Our investments, and cash and cash equivalents approximate fair value.

PERFORMANCE, BID AND GUARANTEE PAYMENT BONDS

Pursuant to the terms of money transmitter licenses we hold with individual states, we are required to provide guarantee payment bonds from a licensed surety. At June 30, 2013, we had $14.3 million of bonds posted in connection with state money transmitter licenses. There were no claims pending against any of these bonds.

Under certain contracts or bids, we are required to obtain performance or bid bonds from a licensed surety and to post the performance bonds with our Clients. Fees for obtaining the bonds are expensed over the life of each bond. At June 30, 2013, we had $4.1 million of bonds posted with Clients inclusive of a $2.4 million performance bond with the State of Indiana related to the Indiana UI Project. There were no claims pending against any of these bonds.

EMPLOYMENT AGREEMENTS

As of June 30, 2013, we had employment and change of control agreements with several key employees. If certain termination or change of control events were to occur under these agreements as of June 30, 2013, we would have been required to pay up to $6.8 million.

OPERATING AND CAPITAL LEASE OBLIGATIONS

As of June 30, 2013, our principal lease commitments consisted of obligations outstanding under operating leases. We lease most of our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in our financial statements for the year ended September 30, 2012.

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

NOTE 9—RESTRUCTURING

During the quarter ended December 31, 2011, we moved our principal executive offices from Reston, Virginia to Norcross, Georgia to reduce general and administrative costs and take advantage of the electronic payments industry employee resources in the Atlanta area. We incurred total expenses of approximately $1.6 million, including $0.1 million of employee relocation cost and $1.5 million of facilities related restructuring cost during the year ended September 30, 2012. We vacated and sublet our Reston, Virginia facility as of December 31, 2011. In connection with vacating and subletting our Reston, Virginia

Official Payments Holdings, Inc.

facility in December 2011 we wrote off certain balances associated with our original lease agreement including net leasehold improvements of $1.0 million, and deferred rent. We also recorded an obligation for the remaining lease payments less expected sublease income.

During the quarter ended June 30, 2013, one of our subtenants in our Reston, Virginia facility defaulted on its lease and vacated the premises.  We have re-sublet the space during the fourth fiscal quarter.  In connection with this event, we have taken a restructuring charge of $0.3 million within the General and administrative line in our Consolidated Statements of Operations, based on the change in our estimated costs and payments.

Our Reston, Virginia facility lease ends in April 2018. For fiscal 2012 we received $0.2 million in sublease payments. We expect to receive $2.8 million in future sublease payments over the terms of the current and new subleases. The restructuring charges are recorded in General and administrative expense in the accompanying Consolidated Statements of Operations and are presented within the Payment Solutions reporting segment.

The restructuring reserve is recorded within other accrued liabilities and other long term liabilities in the Consolidated Balance Sheets.  The following table summarizes restructuring liabilities activity associated with Continuing Operations for the nine months ended June 30, 2013:

(in thousands)	Severance	Relocation	Facilities closures	Total
Balance at September 30, 2012	$—	$—	$1,219	$1,219
Cash payments	—	—	(264)	(264)
Additions	—	—	292	292

Balance at June 30, 2013	$—	$—	$1,247	$1,247

NOTE 10—SEGMENT INFORMATION

Our business consists of two reportable segments: Payment Solutions and Voice Systems Automation, or VSA.  The following tables present the results of operations for our Payment Solutions operations and our VSA operations for the three and nine months ended June 30, 2013 and 2012:

(in thousands)	Payment Solutions	VSA	Total
Three months ended June 30, 2013
Revenues	$45,618	$174	$45,792
Costs and expenses:
Direct costs	33,905	41	33,946
General and administrative	7,035	9	7,044
Selling and marketing	2,055	—	2,055
Depreciation and amortization	2,106	—	2,106
Total costs and expenses	45,101	50	45,151
Income from continuing operations before other expense and income taxes	517	124	641
Other expense:
Interest expense, net	1	—	1
Total other expense	1	—	1
Income from continuing operations before taxes	516	124	640
Income tax provision	5	—	5
Income from continuing operations	$511	$124	$635

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Three months ended June 30, 2012
Revenues	$38,906	$257	$39,163
Costs and expenses:
Direct costs	28,776	146	28,922
General and administrative	6,584	17	6,601
Selling and marketing	2,635	—	2,635
Depreciation and amortization	1,851	—	1,851
Total costs and expenses	39,846	163	40,009
(Loss) income from continuing operations before other expense and income taxes	(940)	94	(846)
Other expense:
Interest expense, net	1	—	1
Total other expense	1	—	1
(Loss) income from continuing operations before taxes	(941)	94	(847)
Income tax provision	5	—	5
(Loss) income from continuing operations	$(946)	$94	$(852)

(in thousands)	Payment Solutions	VSA	Total
Nine months ended June 30, 2013
Revenues	$111,435	$487	$111,922
Costs and expenses:
Direct costs	79,338	139	79,477
General and administrative	20,822	29	20,851
Selling and marketing	6,309	—	6,309
Depreciation and amortization	5,829	—	5,829
Total costs and expenses	112,298	168	112,466
(Loss) income from continuing operations before other expense and income taxes	(863)	319	(544)
Other expense:
Interest expense, net	3	—	3
Total other expense	3	—	3
(Loss) income from continuing operations before taxes	(866)	319	(547)
Income tax provision	7	—	7
(Loss) income from continuing operations	$(873)	$319	$(554)

Official Payments Holdings, Inc.

(in thousands)	Payment Solutions	VSA	Total
Nine months ended June 30, 2012
Revenues	$105,678	$1,142	$106,820
Costs and expenses:
Direct costs	75,099	598	75,697
General and administrative	22,906	190	23,096
Selling and marketing	6,296	—	6,296
Depreciation and amortization	5,620	—	5,620
Total costs and expenses	109,921	788	110,709
(Loss) income from continuing operations before other expense and income taxes	(4,243)	354	(3,889)
Other expense:
Interest expense, net	—	—	—
Total other expense	—	—	—
(Loss) income from continuing operations before taxes	(4,243)	354	(3,889)
Income tax provision	5	—	5
(Loss) income from continuing operations	$(4,248)	$354	$(3,894)

Our total assets for each of these businesses are shown in the following table:

(in thousands)	June 30, 2013	September 30, 2012
Continuing operations:
Payment Solutions	$103,677	$97,756
VSA	385	168
Total assets	$104,062	$97,924

NOTE 11—SHARE-BASED PAYMENT

Stock options are issued under the Amended and Restated 2004 Stock Incentive Plan, or the Plan. The Plan provides our Board of Directors discretion in creating employee equity incentives, including incentive and non-statutory stock options. Options granted in and after August 2010 typically vest over four years, with 25% of the shares subject to each grant vesting on the first anniversary of the grant date and an additional 1/48th of the shares vesting each month thereafter until the fourth anniversary of the grant date, and expire ten years from the grant date.  Options granted prior to August 2010 typically vest over five years, with 20% of the shares subject to each grant vesting on each of the first five anniversaries of the grant date, and expire ten years from the grant date.  At June 30, 2013, there were 1,137,358 shares of common stock available for future issuance under the Plan.

STOCK OPTIONS—AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN

The following table shows the weighted-average assumptions we used to calculate fair value of share-based options using the Black-Scholes model, as well as the weighted-average fair value of options granted and the weighted-average intrinsic value of options exercised.  We granted options to purchase 11,750 shares from the Plan during the three months ended June 30, 2013 and during the nine months ended June 30, 2013, we granted options to purchase 374,650 shares from the Plan.

Official Payments Holdings, Inc.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	5.00	5.00	5.00	5.00
Interest rate (based on U.S. Treasury yields at time of grant)	0.75%	0.78%	0.64%	0.92%
Volatility	46.35%	48.71%	48.03%	48.76%
Dividend yield	—	—	—	—
Weighted-average fair value of options granted	$2.31	$1.98	$2.20	$1.56
Weighted-average intrinsic value of options exercised (in thousands)	$8	$—	$54	$—

Expected volatilities are based on historical volatility of our stock. In addition, we used historical data to estimate option exercise and employee termination within the valuation model.

STOCK OPTIONS

Stock option activity for all option grants for the nine months ended June 30, 2013 is as follows:

		Weighted-average
(in thousands, except per share data)	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at September 30, 2012	3,160	$5.72
Granted	375	5.27
Exercised	(89)	4.99		$54
Forfeitures or expirations	(240)	8.19
Options outstanding at June 30, 2013	3,206	$5.72	7.10 years	$5,032
Options vested and expected to vest at June 30, 2013	2,779	$5.83	7.48 years	$4,228
Options exercisable at June 30, 2013	1,803	$6.36	6.18 years	$2,284

Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value using the Black-Scholes model.  We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award.  Stock-based compensation expense was $0.3 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $0.7 million for the nine months ended June 30, 2013 and 2012, respectively.  In the nine months ended June 30, 2013, former employees exercised options to purchase 89,000 shares for an aggregate purchase price of $442,000.

As of June 30, 2013 a total of $2.2 million of unrecognized compensation cost related to stock options, net of estimated forfeitures, was expected to be recognized over a 2.3 year weighted-average period.

BOARD OF DIRECTOR RESTRICTED STOCK UNITS

In accordance with our Board compensation package, our non-employee Board members are awarded 9,000 restricted stock units annually upon their election to our Board at our annual meeting. The following awards are outstanding as of June 30, 2013:

	Total restricted stock units awarded	Vesting date
2013 annual meeting	54,000	April 5, 2014

The amount payable to each member at the vesting date will be the equivalent of 9,000 restricted stock units multiplied by the closing price of our stock on the vesting date.  On April 5, 2013 we granted 9,000 restricted stock units to each of our non-employee directors which will vest on April 5, 2014.

The following table provides information on the expense related to the restricted stock unit awards to the Board of Directors:

Official Payments Holdings, Inc.

(in thousands)	2012 annual meeting		2013 annual meeting
Expense recognized for the quarter ended June 30, 2013	$9		$90
Expense recognized through June 30, 2013	351		90
Expense to be recognized through vesting date	351	(a)	(b)
a.	Paid in April 2013.
b.
Liability Awards are revalued at the end of every quarter based on the closing price of our stock on the last day of the quarter.  We are unable to estimate the expense expected to be recognized for these awards.

NOTE 12—EARNINGS AND LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator: Earnings (loss) from:
Continuing operations, net of income taxes	$635	$(852)	$(554)	$(3,894)
Discontinued operations, net of income taxes	(88)	(1)	(134)	(13)
Net earnings (loss)	$547	$(853)	$(688)	$(3,907)
Denominator:
Basic weighted-average common shares outstanding	16,727	16,642	16,697	16,642
Effects of dilutive common stock options	185	—	—	—
Diluted weighted-average shares	16,912	16,642	16,697	16,642
Earnings (loss) per basic share
From continuing operations	$0.04	$(0.05)	$(0.03)	$(0.23)
From discontinued operations	(0.01)	—	(0.01)	—
Earnings (loss) per basic share	$0.03	$(0.05)	$(0.04)	$(0.23)
Earnings (loss) per diluted share
From continuing operations	$0.04	$(0.05)	$(0.03)	$(0.23)
From discontinued operation	(0.01)	—	(0.01)	—
Earnings (loss) per diluted share	$0.03	$(0.05)	$(0.04)	$(0.23)

The following options were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of our common stock for the periods stated and, therefore, the effect would be anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2013	2012	2013	2012
Weighted-average options excluded from computation of diluted loss per share	599	2,845	746	2,887

Due to net losses from Continuing Operations, the following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2013	2012	2013	2012
Common stock equivalents excluded from computation of diluted loss per share	—	—	102	—

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
SUMMARY OF OPERATING RESULTS
The following table provides a summary of our operating results by segment for the three and nine months ended June 30, 2013, for our Payment Solutions operations, our VSA operations and our Discontinued Operations:
	Three months ended		Nine months ended
	June 30, 2013		June 30, 2013
(in thousands, except per share)	Net (loss) income	(Loss) earnings per share	Net (loss) income	(Loss) earnings per share
Continuing Operations:
Payment Solutions	$511	$0.03	$(873)	$(0.05)
VSA	124	0.01	319	0.02
Total Continuing Operations	$635	$0.04	$(554)	$(0.03)

Total Discontinued Operations	$(88)	$(0.01)	$(134)	$(0.01)

Net loss	$547	$0.03	$(688)	$(0.04)
2013 INITIATIVES
Platform Consolidation
We currently support three processing platforms, a legacy of past acquisitions. We believe that our Clients would be better served by combining our payment operations into a single processing platform. By using one platform we believe that we will be more efficient, more flexible in delivering new product features and services, and able to provide a better overall Client and Customer experience. We therefore intend to execute the previously discussed platform consolidation project with a target of being substantially complete by the end of calendar 2013. We estimate that this consolidation project will cost approximately $2.5 million, of which $1.9 million has been incurred as of June 30, 2013.

Official Payments Holdings, Inc.

Product
Building products that Customers want to use is important to our ability to sign up new Clients and to get their Customers and Constituents to make more payments utilizing Official Payments' services. We are supplementing our current browser-based mobile solutions with the launch of native applications (apps) for iPad and iPhone, both of which were launched in April 2013, as well as an Android application, which was launched in March 2013.  Additionally, we believe that there is a significant opportunity to enable our Clients to deliver their bills electronically to their Customers and Constituents.  So, starting in March 2013, we began introducing our eBill (a suite of electronic bill presentment solutions) product to current and prospective Clients.  We are also developing a philanthropy product as we extend our ability to provide services to charitable organizations.  During the nine months ended June 30, 2013 we have invested $3.1 million developing  products such as these.  Additionally we invested $1.2 million in other product and reporting initiatives.
Continued Operational Efficiency
We also continue to work to reduce our overall processing costs, including discount fees and other related transaction processing fees. We believe that promoting lower cost, higher margin payment types may result in both higher Customer adoption and higher Payment Solutions net revenue.
RESULTS OF OPERATIONS
The following table provides an overview of our results of operations for the three months and nine months ended June 30, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended		Variance
	June 30,		2013 vs. 2012
(in thousands, except percentages)	2013	2012	$	%
Revenues	$45,792	$39,163	$6,629	16.9%
Costs and expenses	45,151	40,009	5,142	12.9%
Loss from continuing operations before other income and income taxes	641	(846)	1,487	(175.8)%
Other expense	1	1	—	0.0%
Income (loss) from continuing operations before income taxes	640	(847)	1,487	(175.6)%
Income tax provision	5	5	—	0.0%
Income (loss) from continuing operations	635	(852)	1,487	(174.5)%
Income (loss) from discontinued operations, net	(88)	(1)	(87)	8,700.0%
Net income (loss)	$547	$(853)	$1,400	(164.1)%

	Nine months ended		Variance
	June 30,		2013 vs. 2012
(in thousands, except percentages)	2013	2012	$	%
Revenues	$111,922	$106,820	$5,102	4.8%
Costs and expenses	112,466	110,709	1,757	1.6%
Loss from continuing operations before other income and income taxes	(544)	(3,889)	3,345	(86.0)%
Other (expense) income	(3)	—	(3)	NM
Loss from continuing operations before income taxes	(547)	(3,889)	3,342	(85.9)%
Income tax benefit	7	5	2	40.0%
Loss from continuing operations	(554)	(3,894)	3,340	(85.8)%
Loss from discontinued operations, net	(134)	(13)	(121)	930.8%
Net loss	$(688)	$(3,907)	$3,219	(82.4)%
[1] NM = not meaningful
Revenues (Continuing Operations)
The following table compares the revenues generated by our Continuing Operations during the three and nine months ended June 30, 2013 and 2012:
	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Revenues
Payment Solutions	$45,618	$38,906	$6,712	17.3%
VSA	174	257	(83)	(32.3)%
Total	$45,792	$39,163	$6,629	16.9%
	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Revenues
Payment Solutions	$111,435	$105,678	$5,757	5.4%
VSA	487	1,142	(655)	(57.4)%
Total	$111,922	$106,820	$5,102	4.8%

Official Payments Holdings, Inc.

The following sections discuss the key factors that caused these revenue changes from our Continuing Operations.
Payment Solutions Revenues:  Our core business consists of payment solutions that we offer to a variety of federal, state and local governments, utility companies, higher education institutions, and charitable organizations.  Our Clients utilize our services to provide electronic payment alternatives to their Customers or Constituents.  Examples of payment transactions made utilizing our services include federal and state income taxes, real property taxes, tuition payments, court and other fines, utility and other payment obligations and charitable donations.  In the quarter ended June 30, 2013, we processed approximately 5.1 million transactions, representing approximately $3.2 billion in payment volume.
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
Payment Solutions generated $45.6 million of revenues during the three months ended June 30, 2013, which is 17.3% greater than the three months ended June 30, 2012.  During the three months ended June 30, 2013, we processed essentially the same number of transactions that we did in the same period last year. However, the average payment per transaction increased 19.3% compared to the same quarter in 2012 resulting in 20% more dollars processed in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
Payment Solutions generated $111.4 million of revenues during the nine months ended June 30, 2013, an increase of $5.8 million compared to the nine months ended June 30, 2012.  During the nine months ended June 30, 2013, we processed 2.4% fewer transactions than we did in the same period last year, however the average payment per transaction increased 16.6% compared to the same period in 2012.  The net effect of these changes resulted in a 13.8% increase in dollars processed in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.  .
VSA Revenues:  During the three months ended June 30, 2013, our VSA operations generated $0.2 million in revenues, a $0.1 million, or 32%, decrease from the three months ended June 30, 2012.  During the nine months ended June 30, 2013, VSA generated $0.5 million in revenues, a $0.7 million, or 57.3%, decrease from the nine months ended June 30, 2012.  We expect to continue to see decreases in VSA revenues as we continue to complete the wind down of existing maintenance projects over the next year.
Direct Costs (Continuing Operations)
Direct costs, which represent costs directly attributable to providing services to Clients, consist predominantly of discount fees.  Discount fees include payment card interchange fees, assessments payable to banks and payment card processing fees.  Other, less significant costs include: payroll and payroll-related costs; travel-related expenditures; and co-location and telephony costs.  The following table provides a year-over-year comparison of direct costs incurred in our Continuing Operations during the three and nine months ended June 30, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Direct costs
Payment Solutions:
Discount fees	$32,376	$27,134	$5,242	19.3%
Other costs	1,529	1,642	(113)	(6.9)%
Total Payment Solutions	33,905	28,776	5,129	17.8%
VSA	41	146	(105)	(71.9)%
Total	$33,946	$28,922	$5,024	17.4%
	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Direct costs
Payment Solutions:
Discount fees	$74,802	$70,415	$4,387	6.2%
Other costs	4,536	4,684	(148)	(3.2)%
Total Payment Solutions	79,338	75,099	4,239	5.6%
VSA	139	598	(459)	(76.8)%
Total	$79,477	$75,697	$3,780	5.0%
The following sections discuss the key factors that caused these changes in the direct costs for Continuing Operations.
Payment Solutions Direct Costs:  We experienced an increase in our Payment Solutions direct costs of $5.1 million, or 17.8%, during the three months ended June 30, 2013 compared to the same period last year, primarily as a result of a $5.2 million, or 19.3% increase in discount fees.  This increase in discount fees is primarily attributable to the related increase in Payment Solutions revenue.  Our third fiscal quarter has historically generated more revenue and direct costs than any of our other quarters because it includes the Federal tax season.
During the nine months ended June 30, 2013, Payment Solutions direct costs increased $4.2 million, or 5.6%, when compared to the same period last year.  Discount fees increased $4.4 million, or 6.2%, over the same period.
Other direct costs decreased $0.1 million or 3.2% during the nine months ended June 30, 2013, over the same period last year primarily due to lower personnel costs.
VSA Direct Costs:  During the three and nine months ended June 30, 2013, direct costs from our VSA operations decreased $0.1 million or 72.6%, and $0.5 million or 76.8%, respectively, from the same periods last year.  As we wind down these operations, we expect that the direct costs of these operations will approximate $0.1 million or less per quarter during the remainder of fiscal 2013.
General and Administrative (Continuing Operations)
General and administrative (G&A) expenses consist primarily of: payroll and payroll-related costs for technology, product management, finance, accounting, legal and executive management; information systems; and outside services fees, including regulatory compliance, audits and other costs that we incur as a public company.   The following table compares general and administrative costs incurred in our Continuing Operations during the three and nine months ended June 30, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
General and administrative
Payment Solutions	$7,035	$6,584	$451	6.8%
VSA	9	17	(8)	(47.1)%
Total	$7,044	$6,601	$443	6.7%
	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
General and administrative
Payment Solutions	$20,822	$22,906	$(2,084)	(9.1)%
VSA	29	190	(161)	(84.7)%
Total	$20,851	$23,096	$(2,245)	(9.7)%
Payment Solutions General and Administrative:  During the three months ended June 30, 2013, Payment Solutions incurred $7.0 million of general and administrative expenses, a $0.5 million, or 6.8%, increase over the same period last year.  This increase is primarily attributable to a $0.3 million restructuring charge incurred during the three months ended June 30, 3013, due to a payment default by a former subtenant of our Reston, Virginia office space.  We have entered into a new sublease agreement for the office space with a different party and have therefore recorded an estimate of the incremental expense we will incur under the terms of the new sublease.  The remaining increase is due primarily to an increase in professional fees during the three months ended June 30, 2013.
During the nine months ended June 30, 2013, Payment Solutions incurred $20.8 million of general and administrative expenses, a $2.1 million or 9.1%, decrease over the same period last year.  This decrease is primarily attributable to a decrease in incentive based compensation expense of $2.1 million.  Incentive based compensation expense is calculated based on the attainment of Compensation Committee-approved financial objectives.
VSA General and Administrative:  During the three and nine months ended June 30, 2013, general and administrative costs for VSA operations decreased $0.01 million, or 39.2%, and $0.2 million, or 84.7%, respectively, over the same periods last year.  This decrease is primarily attributable to lower personnel costs in fiscal 2013 and the collection of a previously written off receivable.
Selling and Marketing (Continuing Operations)
Selling and marketing expenses consist primarily of payroll and payroll-related costs, commissions, advertising and marketing costs and travel-related expenditures.  We expect selling and marketing expenses to fluctuate from quarter to quarter due to a variety of factors, such as increased advertising and marketing expenses incurred in anticipation of the April federal tax season.  The following table provides a year-over-year comparison of selling and marketing costs incurred in our Continuing Operations during the three and nine months ended June 30, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Selling and marketing
Payment Solutions	$2,055	$2,635	$(580)	(22.0)%
VSA	—	—	—	NM
Total	$2,055	$2,635	$(580)	(22.0)%
[1] NM = not meaningful
	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Selling and marketing
Payment Solutions	$6,309	$6,296	$13	0.2%
VSA	—	—	—	NM
Total	$6,309	$6,296	$13	0.2%
[1] NM = not meaningful
Payments Solutions Selling and Marketing:  During the three months ended June 30, 2013, Payments Solutions incurred $2.1 million of selling and marketing expenses, a decrease of $0.6 million from the three months ended June 30, 2012.  The decrease is due primarily to lower advertising expense of $0.3 million in 2013 compared to 2012.  A portion of our advertising expenses were accelerated into our second fiscal quarter this year in anticipation of the April IRS tax season.  This resulted in a year over year positive fluctuation for the three months ended June 30, 2013 while year to date advertising expense are $0.1 million more in 2013. The remaining decrease is attributable primarily to lower personnel and personnel-related costs.
During the nine months ended June 30, 2013, Payment Solutions incurred $6.3 million of selling and marketing expenses, essentially flat compared to the same period last year.
VSA Selling and Marketing:  As a result of our decision to not pursue new contracts within the VSA segment, we did not incur any selling and marketing expenses during the three and nine months ended June 30, 2013 and 2012.
Depreciation and Amortization (Continuing Operations)
Depreciation and amortization represents expenses associated with the depreciation of equipment, software and leasehold improvements, as well as the amortization of intangible assets from acquisitions and other intellectual property not directly attributable to Client projects.  The following table compares depreciation and amortization costs incurred by our Continuing Operations during the three and nine months ended June 30, 2013 and 2012:
	Three months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Depreciation and amortization
Payment Solutions	$2,106	$1,851	$255	13.8%
VSA	—	—	—	NM
Total	$2,106	$1,851	$255	13.8%
[1] NM = not meaningful
	Nine months ended
	June 30,		Variance
(in thousands, except percentages)	2013	2012	$	%
Depreciation and amortization
Payment Solutions	$5,829	$5,620	$209	3.7%
VSA	—	—	—	NM
Total	$5,829	$5,620	$209	3.7%
[1] NM = not meaningful

Official Payments Holdings, Inc.

The fluctuation in depreciation and amortization between periods is associated with the full amortization of certain intangible assets, as well as the placing into service of certain capitalized projects.  We did not incur any depreciation and amortization expense for our VSA operation for the three or nine months ended June 30, 2013.
Other Expense (Continuing Operations)
Interest expense, net:  Interest expense during the three and nine months ended June 30, 2013 and 2012 remains immaterial to our operations.  The low level of interest income is attributable to our conservative investment strategy and the low interest rate market in which our investment policy allows us to place our excess cash.  Due to current market conditions, we have elected to maintain our excess funds in money market accounts.  Our interest rates fluctuate with changes in market interest rates.
Income Tax Provision (Continuing Operations)
During the three and nine months ended June 30, 2013, we recorded an income tax provision of $5,000, and $7,000, respectively, compared to a provision of $4,000 and zero dollars for the three and nine months ended June 30, 2012, respectively.  The provision for income taxes represents state tax obligations incurred by our Payment Solutions operations.  Our Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012 do not reflect a federal tax provision because of offsetting adjustments to our valuation allowance.  Our effective tax rates differ from the federal statutory rate due to state income taxes, and the charge for establishing a valuation allowance on our net deferred tax assets.  Our future tax rate may vary due to a variety of factors, including, but not limited to:  the relative income contribution by tax jurisdiction; changes in statutory tax rates; changes in our valuation allowance; our ability to utilize net operating losses and any non-deductible items related to acquisitions or other nonrecurring charges.
Our acquired federal net operating loss carryforward is limited to $3.4 million per year pursuant to Internal Revenue Code Section 382, and approximately $11.2 million is still limited to this annual amount.  If future ownership changes occur, there could be further limitations to our federal net operating loss carryforwards.
NON-GAAP FINANCIAL MEASURES
Payment Solutions net revenue and Adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. We define Payment Solutions net revenue as Payment Solutions gross revenue less Discount fees, which includes interchange fees and other processing-related dues, assessments and fees. Payment Solutions gross revenue is defined as revenue from continuing operations less non-Payment Solutions revenue. Adjusted EBITDA from continuing operations is equal to net income (loss) from continuing operations plus (a) interest expense and other expense, net; (b) provision or benefit for income taxes; (c) depreciation and amortization; (d) share based compensation expense; and (e) restructuring charges. For a description of our use of Payment Solutions net revenue and Adjusted EBITDA from continuing operations and a reconciliation of these non-GAAP financial measures to their most comparable GAAP measures, see the discussion and related tables below.
We believe non-GAAP financial measures, such as Payment Solutions net revenue and Adjusted EBITDA from continuing operations are useful to an investor in evaluating our performance for the following reasons:
·
We believe Payment Solutions net revenue is useful for evaluating our business and our performance against peer companies in the electronic payments industry. We also believe that this measure provides investors with additional information about financial measures used by management in its financial and operational decision-making.

·
We believe Payment Solutions net revenue and Adjusted EBITDA from continuing operations are important indicators of our operational strength and the performance of our business because they provide a link between our operating cash flow and our results of operations.

Official Payments Holdings, Inc.

·
We incur discount fees for most of the transactions we process.  The discount fee represents a significant portion of our overall costs and by deducting the discount fee from gross revenue we provide information about the revenue we have available to us for operational purposes.

·
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

·
  As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

·
Financial Accounting Standards Board Accounting Standards Codification (ASC) 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. We believe adjusting net income for share based compensation expense is useful to investors when evaluating the operating performance of our business.

·
We recorded a restructuring charge in fiscal 2012 in conjunction with moving our corporate headquarters from Reston, Virginia to Norcross, GA.  Since we executed this move with the expectation of future benefits and do not anticipate any significant restructuring charges in the future we believe adjusting net income for this non-operational expense is useful to investors when evaluating the operating performance of our business.

·
We believe that analysts and investors use Payment Solutions net revenue and Adjusted EBITDA from continuing operations as supplemental measures to evaluate the overall operating performance of companies in our industry.

Our management team uses Payment Solutions net revenue and Adjusted EBITDA from continuing operations:
·	for periodic evaluation of our performance against key competitors;
·	for planning purposes, including the preparation of our internal annual operating budget;
·	to allocate resources to enhance the financial performance of our business; and
·	to evaluate the effectiveness of our operational strategies.
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
The following table provides the reconciliation from Payment Solutions net revenue to the most comparable GAAP measure, revenue from continuing operations for the three and nine months ended June 30, 2013 and 2012:

Official Payments Holdings, Inc.

	Three months ended June 30,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Revenue from continuing operations	$45,792	$39,163	$6,629	16.9%
Less:
Non-Payment Solutions revenue	174	257	(83)	(32.3)%
Payment Solutions gross revenue	45,618	38,906	6,712	17.3%
Less:
Payment Solutions Discount fees	32,376	27,134	5,242	19.3%
Payment Solutions net revenue	$13,242	$11,772	$1,470	12.5%
	Nine months ended June 30,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Revenue from continuing operations	$111,922	$106,820	$5,102	4.8%
Less:
Non-Payment Solutions revenue	487	1,142	(655)	(57.4)%
Payment Solutions gross revenue	111,435	105,678	5,757	5.4%
Less:
Payment Solutions Discount fees	74,802	70,415	4,387	6.2%
Payment Solutions net revenue	$36,633	$35,263	$1,370	3.9%
Payment Solutions net revenue increased 12.5% or $1.5 million to $13.2 million during the three months ended June 30, 2013 from $11.7 million during the three months ended June 30, 2012.  We processed just over five million transactions during the three months ended June 30, 2013, and during the three months ended June 30, 2012.  During the three months ended June 30, 2013 the dollar volume we processed increased more than 20% to $3.2 billion.  This was primarily due to strong growth in markets where the average payment size is comparatively large.  In addition, the average payment size within those markets increased.  This increase in dollar volume processed resulted in an increase in both gross revenue and net revenue for the period ended June 30, 2013 compared to the 2012 period.
For the nine months ended June 30, 2013 we experienced a decline in transactions processed of 360,000 or 2.4% but an increase in volume processed of $1 billion or 13.8% compared to the nine months ended June 30, 2012.  The increase in volume processed resulted in the increase in both revenue and net revenue for the nine months ended June 30, 2013 compared to the 2012 period.
The following table provides the reconciliation from Adjusted EBITDA from continuing operations to the most comparable GAAP measure, Net loss from continuing operations for the three and nine months ended June 30, 2013 and 2012:

Official Payments Holdings, Inc.

	Adjusted EBITDA from continuing operations
	Three months ended June 30,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Net income (loss) from continuing operations	$635	$(852)	$1,487	174.5%
Adjustments:
Depreciation/amortization	2,106	1,851	255	13.8%
Stock-based compensation	367	371	(4)	(1.1)%
Restructuring charge	292	2	290	14,500.0%
Tax provision	5	5	—	0.0%
Interest expense, net	1	1	—	0.0%
Adjusted EBITDA from continuing operations	$3,406	$1,378	$2,028	147.2%
	Adjusted EBITDA from continuing operations
	Nine months ended June 30,
(in thousands, except percentages)	2013	2012	Change ($)	Change (%)
Net loss from continuing operations	$(554)	$(3,894)	$3,340	85.8%
Adjustments:
Depreciation/amortization	5,829	5,620	209	3.7%
Stock-based compensation	1,412	1,352	60	4.4%
Restructuring charge	292	1,493	(1,201)	(80.4)%
Tax provision	7	5	2	40.0%
Interest expense, net	3	—	3	NM
Adjusted EBITDA from continuing operations	$6,989	$4,576	$2,413	52.7%
1NM = not meaningful
Adjusted EBITDA from continuing operations increased $2.0 million for the three months ended June 30, 2013 as compared with the same period last year. This increase was primarily attributable to the year over year improvement in Payment Solutions net revenue. .
Adjusted EBITDA from continuing operations increased $2.4 million for the nine months ended June 30, 2013 as compared with the same period last year.  This increase was attributable to the increased Payment Solutions net revenue, combined with the decrease in general and administrative expenses discussed above.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2013 we had $40.3 million in cash and cash equivalents compared with $39.1 million at September 30, 2012.  As discussed in Note 8—Contingencies and Commitments and Note 5—Customer Concentration and Risk our Consolidated Balance Sheets include settlements payable and receivable.  Our cash position includes $3.6 million of net settlement funds outstanding and $6.7 million of accrued discount fees.  Our settlement activities fluctuate due to the seasonality of our business and our end of period balances may be influenced by the timing of period end.  The settlement of a transaction requires the United States banking system to be operating, therefore transactions we process on Saturday, Sunday, and other days in which the banking system is closed are accumulated and processed on the next working day.  The amount of unsettled transactions at each period end fluctuates based on the volume of transactions which occur in the last few days of that period.  The last day of our quarter ended June 30, 2013 was a Sunday and accordingly transactions for the previous several days were accumulated and held until the banking system opened the next business day.  As a result of the payment volume in the last few days of this period we experienced an increase in Settlements receivable of $5.0 million and Settlements payable of $6.9 million as compared to our September 30, 2012 balances, respectively.  The changes in these accounts provided $1.8 million of cash flows to our operating activities during the period.

Official Payments Holdings, Inc.

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
Net Cash from Continuing Operations—Operating Activities.  During the nine months ended June 30, 2013, our operating activities from Continuing Operations provided $8.5 million of cash.  This reflects a net loss of $0.6 million from Continuing Operations and $7.2 million of non-cash items.  During the nine months ended June 30, 2013. $1.8 million of cash was generated by settlement processing assets and obligations.  A decrease in accounts receivable generated $2.0 million of cash, while accounts payable and accrued expenses used $1.9 million of cash.  The remaining decrease is attributable to routine changes in working capital.
Net Cash from Continuing Operations—Investing Activities.  Net cash used by our investing activities from Continuing Operations for the nine months ended June 30, 2013 was $7.5 million for the purchase of equipment and software as well as the funding of internally developed software to support our Payment Solutions operations and additional goodwill related to the ChoicePay earn-out.
Net Cash from Continuing Operations—Financing Activities.  During the nine months ended June 30, 2013, $442,000 of cash was generated through the exercise of stock options, while $14,000 of cash was used for capital lease obligations.
CONTRACTUAL OBLIGATIONS
During the three and nine months ended June 30, 2013, there was no material change outside the ordinary course of business in the contractual obligations disclosed in our most recent annual report on Form 10-K.
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

Official Payments Holdings, Inc.

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
At June 30, 2013, the carrying value of goodwill was approximately $17.6 million.
In addition to our annual goodwill impairment review, we also perform periodic reviews of the carrying values of our other intangible assets. These intangible assets consist primarily of acquired core technology and acquired Customer related assets. In evaluating potential impairment of these assets we specifically consider whether any indicators of impairment are present, including:
·	whether there has been a significant adverse change in the business climate that affects the value of an asset;
·	whether there has been a significant change in the extent or manner in which an asset is used; and
·	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.
If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2013, the carrying value of our intangible assets, excluding goodwill, was approximately $0.8 million. As a result of our fiscal 2012 impairment review, we concluded that none of these assets was impaired.
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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The term "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Official Payments Holdings, Inc.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is dependent on the efficient and effective operation of our technology systems and platforms.  We operate on multiple technology platforms and a complex technology infrastructure including sophisticated hardware and software.  We currently maintain payment processing platforms in Norcross, Georgia and Tulsa, Oklahoma.  Our operations, systems and platforms could be disrupted or fail to perform properly for many reasons including operational or technical failures, human error, failure of third-party support or services, system failure due to age and lack of integrity of hardware and software infrastructure, existence of single points of failure, or diminished availability of our services causing us to fail to meet contractual service level requirements.  Official Payments computer systems, software and networks are subject to cyber-attacks such as unauthorized access, computer viruses or other malicious code, that could disrupt our systems and services.  We have not been subject to a concentrated distributed-denial-of-service attack to date.  While our monitoring and protection services have been able to detect and respond to these incidents there is no guarantee our protections can prevent loss of data or disruption of services from such incidents.  Our operations, systems and platforms may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, war, terrorist attacks, or other events beyond our control.  In fiscal 2012 we completed a multi-million dollar project to upgrade and replace significant portions of our infrastructure including the majority of our servers, system equipment, and software.  Despite these efforts, we experience occasional system

Official Payments Holdings, Inc.

interruptions and outages that make our services unavailable or slow to respond. If we are unable to add software and hardware and effectively upgrade our systems and network infrastructure on an ongoing basis the risk of additional system interruptions and outages could increase.  We process a high volume of time-sensitive payment transactions.  For instance, the majority of our tax-related transactions are processed in short periods of time, including between April 1 and April 17 for federal tax payments.  In the event of an interruption in transactions processing due to a malfunction or outage in our platforms or technology systems, a delay in our system processing speed, or a lack of system capacity, our ability to process transactions and provide services may be significantly limited, delayed or eliminated, resulting in high remediation costs, lost revenue and harm to our reputation.  Our insurance may not provide coverage to compensate us for losses resulting from such events.  Any system failure, outage or loss of functionality could result in disruption of our business, loss of transactions, loss of Clients, and a material adverse effect on our business.
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
We have incurred losses in the past and may not be profitable in the future.  We reported net losses of $6.0 million in fiscal 2012, $7.2 million in fiscal 2011, $6.2 million in fiscal 2010, $11.5 million in fiscal 2009, and $27.4 million in fiscal 2008.  In fiscal 2011 and 2012 we began to implement changes to improve our financial results.  We reduced costs by consolidating and negotiating more favorable terms and fees with processors and other vendors, and we continue to seek reductions of indirect and direct costs and expenses including the cost of services, discount fees, interchange related costs, processor fees, and other transaction expenses.  During fiscal 2012 and 2013 we also implemented changes to increase revenues.  These efforts included restructuring sales functions, enhancing existing product functionality, adding new payment solutions and fees, implementing new products, and increasing utilization rates within existing Clients.  While we continue in these efforts, there is no assurance that our ongoing efforts will be successful or result in further reductions of costs or increases in revenues.  If our efforts to reduce costs and increase revenues are not successful, the result could be a material adverse effect on our operating results and financial condition, an inability to achieve profitability in fiscal 2013 or in future years, and a decline in our stock price.
If we fail to develop and gain market acceptance of new products we could lose market share.  The markets for our products and services are characterized by constant and rapid technological innovation, frequent product development, introduction of new product offerings, and rapidly changing industry standards.  In fiscal 2012 we introduced new products including an enhanced payment plan product for the higher education market and enhancements to our "MyAccount" personal bill payment account registration functionality.  In March of 2013 we introduced our eBill product which provides Clients with electronic bill presentment and distribution functionality.  Our future success depends in part on our ability to innovate, develop, acquire and introduce new products and services for our target markets, respond quickly to changes in the market, and adapt products and services to new technologies.  We introduced several new products and new product enhancements in fiscal 2013 including bill printing and mailing services.  Any new product enhancement or offering may not be accepted in the marketplace or may not generate material revenues.  If we fail to develop, adapt, acquire and introduce competitive products and services into the marketplace on a timely basis we would likely suffer a loss of Clients, an inability to attract new Clients, loss of market share and declining revenues.
Our revenues and cash flows could decline significantly if we are unable to retain our contract with the IRS, our largest Client, or with a number of significant Clients.  Our contract with the IRS has generated 16.7%, 17.8%, and 17.1%, of our annual revenues from Payment Solutions for fiscal years

Official Payments Holdings, Inc.

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
Our business is dependent on third party services.  Our services, systems, security, infrastructure and technology platforms are highly dependent on continuous, timely and accurate provision of third-party services, software, and hardware, including data transmission and telecommunications service providers, subcontractors, co-location facilities, network access providers, card companies, payment processors, banks, merchants and other suppliers.  We depend on two third party co-location facilities for our data servers and the physical security of our servers in Norcross, Georgia and Tulsa, Oklahoma.  We also rely on several payment processors and other payment transaction vendors who provide services critical to our payment systems. Our systems are periodically affected by third party supplier system outages that can result in degraded system functionality, restricted transaction capacity, lost transactions, limited processing speed, and system failure.   The occurrence of any of these events could cause a significant reduction in our ability to process transactions and a loss of revenue, which could have a material adverse effect on our business.
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

Official Payments Holdings, Inc.

In February 2009, the Company (which was then operating under the name Tier Technologies, Inc.)  completed the sale of the UI business including the sale and transfer of its subcontract for the State of Indiana unemployment insurance project, or Indiana UI Project.  In March 2013 a complaint was filed by Haverstick Incorporated against Official Payments in the US District Court in the Southern District of Indiana.  Haverstick, the prime contractor, alleges Official Payments, a subcontractor, breached its subcontract by assigning the subcontract to a third party without Haverstick's consent and that Official Payments failed to perform the services contemplated by the subcontract. The complaint seeks approximately $8.7 million in damages and seeks recovery of these damages plus attorney fees, interest, and costs.  We have not been released from our obligations under our subcontract in connection with the Indiana UI Project.  We remain as an indemnitor under a $2.4 million performance bond with the State of Indiana related to the Indiana UI Project, however, there has not been a claim against the performance bond.
The Company filed a response to the complaint and is vigorously contesting the lawsuit.  Initial discovery is ongoing and trial is scheduled for October 2014.  In the event of liability, we could be subject to material losses, damages, unanticipated expenses, costs of litigation, liquidated damages, and bond forfeiture.  Our insurance policy may not cover certain claims, and if coverage is available, the limits of coverage may not be adequate.
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

Official Payments Holdings, Inc.

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
Dated: August 6, 2013

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